Form 10-Q
period 2014-09-28
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2014-11-07
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of October 31, 2014, 57,796,295 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 28, 2014

INDEX

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets at December 29, 2013 and September 28, 2014 (unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 29, 2013 and September 28, 2014 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 29, 2013 and September 28, 2014 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	37

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Mine Safety Disclosures	37

Item 5.	Other Information	37

Item 6.	Exhibits	39

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)
 (Unaudited)

	December 29, 2013	September 28, 2014
Assets
Current assets:
Cash and cash equivalents	$55.7	$16.2
Restricted cash	5.0	5.2
Accounts receivable, net	265.8	255.1
Inventoried costs	74.6	80.4
Prepaid expenses	10.4	9.0
Other current assets	18.8	10.8
Total current assets	430.3	376.7
Property, plant and equipment, net	84.8	82.6
Goodwill	596.4	596.4
Intangible assets, net	69.9	57.8
Other assets	35.2	32.4
Total assets	$1,216.6	$1,145.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$61.9	$49.2
Accrued expenses	46.2	37.0
Accrued compensation	44.9	37.1
Accrued interest	5.2	16.7
Billings in excess of costs and earnings on uncompleted contracts	52.5	47.2
Deferred income tax liability	28.4	28.4
Other current liabilities	11.9	11.6
Total current liabilities	251.0	227.2
Long-term debt principal, net of current portion	628.8	621.9
Long-term debt premium	14.5	—
Line of credit	—	41.0
Other long-term liabilities	26.5	24.8
Total liabilities	920.8	914.9
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares outstanding at December 29, 2013 and September 28, 2014	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 57,056,892 and 57,795,095 shares issued and outstanding at December 29, 2013 and September 28, 2014, respectively	—	—
Additional paid-in capital	856.0	867.2
Accumulated other comprehensive loss	(0.8)	(1.0)
Accumulated deficit	(559.4)	(635.2)
Total stockholders' equity	295.8	231.0
Total liabilities and stockholders’ equity	$1,216.6	$1,145.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 28, 2014	September 29, 2013	September 28, 2014
Service revenues	$108.8	$97.1	$335.0	$299.5
Product sales	117.6	120.0	379.9	347.0
Total revenues	226.4	217.1	714.9	646.5
Cost of service revenues	82.4	77.7	254.3	229.7
Cost of product sales	91.7	86.4	282.1	254.8
Total costs	174.1	164.1	536.4	484.5
Gross profit	52.3	53.0	178.5	162.0
Selling, general and administrative expenses	47.8	45.8	144.9	134.1
Merger and acquisition expenses	0.2	—	(2.3)	—
Research and development expenses	4.8	5.9	14.5	17.0
Unused office space and other restructuring	(6.6)	0.1	(5.0)	1.7
Operating income from continuing operations	6.1	1.2	26.4	9.2
Other income (expense):
Interest expense, net	(16.2)	(12.1)	(48.7)	(42.2)
Loss on extinguishment of debt	—	—	—	(39.1)
Other income (expense), net	0.8	(0.4)	0.2	—
Total other expense, net	(15.4)	(12.5)	(48.5)	(81.3)
Loss from continuing operations before income taxes	(9.3)	(11.3)	(22.1)	(72.1)
Provision (benefit) for income taxes from continuing operations	0.2	(0.2)	2.9	3.7
Loss from continuing operations	(9.5)	(11.1)	(25.0)	(75.8)
Income (loss) from discontinued operations	(0.4)	0.2	(4.8)	—
Net loss	$(9.9)	$(10.9)	$(29.8)	$(75.8)

Basic and diluted loss per common share:
Net loss from continuing operations	$(0.17)	$(0.19)	$(0.44)	$(1.32)
Net loss from discontinued operations	0.00	0.00	(0.08)	0.00
Net loss per common share	$(0.17)	$(0.19)	$(0.52)	$(1.32)

Basic and diluted weighted average shares outstanding	57.1	57.8	56.7	57.6
Comprehensive Loss
Net loss from above	$(9.9)	$(10.9)	$(29.8)	$(75.8)
Change in cumulative translation adjustment	(0.1)	(0.1)	—	(0.2)
Comprehensive loss	$(10.0)	$(11.0)	$(29.8)	$(76.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	September 29, 2013	September 28, 2014
Operating activities:
Net loss	$(29.8)	$(75.8)
Less: Loss from discontinued operations	(4.8)	—
Loss from continuing operations	(25.0)	(75.8)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	40.7	29.2
Stock-based compensation	6.0	7.6
Amortization of deferred financing costs	3.9	2.5
Amortization of premium and discount on Senior Secured Notes	(3.1)	(1.1)
Loss on extinguishment of debt	—	39.1
Provision for doubtful accounts	0.8	1.2
Changes in unused office space accrual	(6.8)	0.2
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	2.1	9.6
Inventoried costs	10.9	(6.0)
Prepaid expenses and other assets	0.3	0.8
Accounts payable	(26.1)	(12.7)
Accrued compensation	(10.8)	(7.8)
Accrued expenses	(1.5)	(9.2)
Accrued interest payable	15.6	11.5
Billings in excess of costs and earnings on uncompleted contracts	7.5	(7.4)
Income tax receivable and payable	3.9	2.1
Other liabilities	(7.4)	(2.0)
Net cash provided by (used in) operating activities from continuing operations	11.0	(18.2)
Investing activities:
Cash paid for acquisitions, net of cash acquired	2.2	(2.6)
Proceeds from the sale of discontinued operations	0.4	—
Increase (decrease) in restricted cash	0.5	(0.1)
Capital expenditures	(12.2)	(9.4)
Net cash used in investing activities from continuing operations	(9.1)	(12.1)
Financing activities:
Proceeds from issuance of long-term debt	—	618.5
Extinguishment of long-term debt	—	(661.5)
Debt issuance costs	—	(8.5)
Credit agreement borrowings	—	41.0
Cash paid for contingent acquisition consideration	(2.1)	—
Repayment of debt	(0.8)	(0.7)
Other	1.2	3.3
Net cash used in financing activities from continuing operations	(1.7)	(7.9)
Net cash flows of continuing operations	0.2	(38.2)
Net operating cash flows of discontinued operations	0.5	(1.2)
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.1)
Net increase (decrease) in cash and cash equivalents	0.8	(39.5)
Cash and cash equivalents at beginning of period	49.0	55.7
Cash and cash equivalents at end of period	$49.8	$16.2

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

The information as of September 28, 2014 and for the three and nine months ended September 29, 2013 and September 28, 2014 is unaudited. The condensed consolidated balance sheet as of December 29, 2013 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the United States (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 29, 2013, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on March 12, 2014 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

(b)	Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries for which all inter-company transactions have been eliminated in consolidation.

(c)	Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year, with interim fiscal periods ending on the last Sunday of each calendar quarter. The three and nine month periods ended September 29, 2013 and September 28, 2014 consisted of 13-week and 39-week periods, respectively. There are 52 calendar weeks in the fiscal years ending on December 29, 2013 and December 28, 2014.

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

In accounting for our long-term contracts for production of products and services provided to the U.S. Government and provided to our Public Safety & Security ("PSS") segment customers under fixed price contracts, we utilize both cost-to-cost and units delivered measures under the percentage-of-completion method of accounting in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition.

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

(e)    Accounting Standards Updates
In April 2014, the FASB issued Accounting Standards Update 2014-08 ("ASU 2014-08") "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". The amendments in the ASU 2014-08 change the criteria for reporting discontinued operations and requires enhanced disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in ASU 2014-08 are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company does not believe that the adoption of this guidance will have a material impact on its condensed consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update 2014-09 ("ASU 2014-09") "Revenue from Contracts with Customers". ASU 2014-09 affects any entity using GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The ASU also supersedes some cost guidance included in ASC Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented or apply the requirements in the year of adoption, through a cumulative adjustment. The Company has not yet selected a transition method nor has it determined the impact of adoption on its condensed consolidated financial statements.
In August 2014, the FASB issued Accounting Standards Update 2014-15 ("ASU 2014-15") "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern". ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. ASU 2014-15 provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, including interim periods within that reporting period. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not believe that the adoption of this guidance will have a material impact on its condensed consolidated financial statements.
There have been no changes in the Company's significant accounting policies for the nine months ended September 28, 2014 as compared to the significant accounting policies described in the Form 10-K.

(f)	Fair Value of Financial Instruments

The carrying amounts and the related estimated fair values of the Company's long-term debt financial instruments not measured at fair value on a recurring basis at December 29, 2013 and September 28, 2014 are presented in Note 8. The carrying value of all other financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued expenses, billings in excess of cost and earnings on uncompleted contracts, income taxes payable and short-term debt, approximated their estimated fair values at December 29, 2013 and September 28, 2014 due to the short-term nature of these instruments.

Note 2. Goodwill and Intangible Assets

(a)	Goodwill

The carrying amounts of goodwill as of December 29, 2013 and September 28, 2014 by reportable segment are as follows (in millions):

	Public Safety & Security	Kratos Government Solutions	Total

Gross value	$53.9	$789.9	$843.8
Less accumulated impairment	18.3	229.1	247.4
Net	$35.6	$560.8	$596.4

(b)    Purchased Intangible Assets

The following table sets forth information for finite-lived and indefinite-lived intangible assets (in millions):

	As of December 29, 2013			As of September 28, 2014
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$97.7	$(53.7)	$44.0	$99.0	$(66.5)	$32.5
Contracts and backlog	80.0	(78.7)	1.3	82.7	(79.7)	3.0
Developed technology and technical know-how	22.1	(8.6)	13.5	23.1	(10.3)	12.8
Trade names	6.1	(3.1)	3.0	6.1	(4.6)	1.5
Favorable operating lease	1.8	(0.6)	1.2	1.8	(0.7)	1.1
Total finite-lived intangible assets	207.7	(144.7)	63.0	212.7	(161.8)	50.9
Acquired indefinite-lived intangible assets:
Trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$214.6	$(144.7)	$69.9	$219.6	$(161.8)	$57.8

Consolidated amortization expense related to intangible assets subject to amortization was $9.0 million and $5.7 million for the three months ended September 29, 2013 and September 28, 2014, respectively, and $27.3 million and $17.0 million for the nine months ended September 29, 2013 and September 28, 2014, respectively.

Note 3. Inventoried Costs

Inventoried costs are stated at the lower of cost or market. Cost is determined using the average cost or first-in, first-out method and is applied consistently within an operating entity. Inventoried costs include work in process under fixed-price contracts using costs as the basis of the percentage-of-completion calculation under the units of delivery method of revenue recognition. These costs represent accumulated contract costs less the portion of such costs allocated to delivered items. Accumulated contract costs include direct production costs, factory overhead and production tooling costs. Pursuant to contract provisions of U.S. Government contracts, such customers may have title to, or a security interest in, inventories related to such contracts as a result of advances, performance-based payments or progress payments. The Company reflects those advances and payments as an offset against the related inventory balances.

The Company regularly reviews inventory quantities on hand, future purchase commitments with its suppliers, and the estimated utility of its inventory. If the Company’s review indicates a reduction in utility below carrying value, it reduces its inventory to a new cost basis.

Inventoried costs consisted of the following components (in millions):

	December 29, 2013	September 28, 2014
Raw materials	$44.5	$43.4
Work in process	24.3	32.1
Finished goods	4.6	4.4
Supplies and other	1.9	2.4
Subtotal inventoried costs	75.3	82.3
Less: Customer advances and progress payments	(0.7)	(1.9)
Total inventoried costs	$74.6	$80.4

Note 4. Stockholders’ Equity

A summary of the changes in stockholders’ equity is provided below (in millions):

	For the Nine Months Ended
	September 29, 2013	September 28, 2014
Stockholders’ equity at beginning of period	$324.1	$295.8
Comprehensive loss:
Net loss	(29.8)	(75.8)
Foreign currency translation	—	(0.2)
Total comprehensive loss	(29.8)	(76.0)
Exercise of stock options and warrants	—	(0.1)
Stock-based compensation	6.0	7.6
Employee stock purchase plan and restricted stock units settled in cash	1.6	3.9
Restricted stock units traded for taxes	(0.2)	(0.2)
Stockholders’ equity at end of period	$301.7	$231.0

The components of accumulated other comprehensive loss are as follows (in millions):

	September 29, 2013	September 28, 2014
Cumulative translation adjustment	$(0.3)	$(0.5)
Post retirement benefit reserve adjustment net of tax expense	(0.5)	(0.5)
Total accumulated other comprehensive loss	$(0.8)	$(1.0)

There were no reclassifications from other comprehensive income to net loss for the three and nine months ended September 29, 2013 or September 28, 2014.

Common stock issued by the Company for the nine months ended September 29, 2013 and September 28, 2014 was as follows (in millions):

	For the Nine Months Ended
	September 29, 2013	September 28, 2014
Shares outstanding at beginning of the period	56.6	57.1
Stock issued for employee stock purchase plan, stock options and restricted stock units exercised	0.4	0.7
Shares outstanding at end of the period	57.0	57.8

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

Shares from stock options and awards, excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive, were 1.9 million and 0.8 million for the three months ended September 29, 2013 and September 28, 2014, respectively, and 2.7 million and 0.9 million for the nine months ended September 29, 2013 and September 28, 2014, respectively.

Note 6. Income Taxes

A reconciliation of the total income tax provision (benefit), computed by applying the statutory federal income tax rate of 35% to loss from continuing operations before income tax provision, to the total income tax provision (benefit) for the three and nine months ended September 29, 2013 and September 28, 2014 is as follows (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2013	September 28, 2014	September 29, 2013	September 28, 2014
Income tax benefit at federal statutory rate	$(3.3)	$(3.9)	$(7.7)	$(25.2)
State and foreign taxes, net of federal tax benefit and valuation allowance	—	(0.7)	1.6	0.1
Nondeductible expenses and other	—	0.5	0.4	1.3
Impact of deferred tax liabilities for indefinite-lived assets	0.2	(0.2)	2.9	2.9
Decrease in reserves for uncertain tax positions	(0.1)	(3.2)	(1.7)	(0.1)
Increase in federal valuation allowance	3.4	7.3	7.4	24.7
Total income tax provision (benefit)	$0.2	$(0.2)	$2.9	$3.7

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
For the three and nine months ended September 28, 2014, there was no impact of such limitations on the income tax provision, since the amount of taxable income did not exceed the annual limitation amount. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOL or other tax attributes may be further limited.
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
As of December 29, 2013, the Company had $15.8 million of unrecognized tax benefits that, if recognized, would impact the effective income tax rate, subject to possible offset by an increase in the deferred tax asset valuation allowance. During the nine months ended September 28, 2014, unrecognized tax benefits were decreased by $0.2 million relating to various current year and prior positions.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. During the nine months ended September 28, 2014 and September 29, 2013, a $0.1 million expense was recorded related to interest and penalties. The Company recorded a benefit for interest and penalties related to the reversal of prior position of $0.2 million for the nine months ended September 29, 2013. There was no material benefit recorded for the nine months ended September 28, 2014. The Company believes that no significant amount of the liabilities for uncertain tax positions will expire within twelve months of September 28, 2014.

Note 7. Discontinued Operations

In June 2012, consistent with its plans to complete an assessment and evaluation of the non-core businesses acquired in the Integral acquisition, the Company committed to a plan to sell certain lines of business associated with antennas, satellite-cased products and fly-away terminals. These operations were previously reported in the Kratos Government Solutions ("KGS") segment, and in accordance with ASC Topic 205, Presentation of Financial Statements ("Topic 205"), these businesses were classified as held for sale and reported in discontinued operations in the accompanying condensed consolidated financial statements.

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

The following table presents the results of discontinued operations (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2013	September 28, 2014	September 29, 2013	September 28, 2014
Revenue	$—	$—	$3.6	$—
Net income (loss) before taxes	$(0.4)	$0.2	$(4.8)	$—

 The following is a summary of the liabilities of discontinued operations, which are in other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets as of December 29, 2013 and September 28, 2014 (in millions):

	December 29, 2013	September 28, 2014
Accounts payable and accrued expenses	$1.1	$0.8
Other current liabilities	1.4	0.8
Current liabilities of discontinued operations	$2.5	$1.6
Other long-term liabilities	$0.2	$—

Note 8. Debt

(a)	Issuance of 7.00% Senior Secured Notes due 2019

In May 2014, the Company refinanced its $625.0 million 10% Senior Secured Notes due in 2017 (the "10% Notes") with $625.0 million of newly issued 7.00% Senior Secured Notes due in 2019 (the "7% Notes"). The net proceeds of the 7% Notes was $618.5 million after an original issue discount of $6.5 million. The Company incurred debt issuance costs of $8.6 million associated with the new 7% Notes. The Company utilized the net proceeds from the 7% Notes, a $41.0 million draw on a new credit agreement discussed below, as well as cash from operations to extinguish the 10% Notes. The total reacquisition price of the 10% Notes was $661.5 million including a $31.2 million early termination fee, the write off of $15.5 million of unamortized issue costs, $12.9 million of unamortized premium, along with $5.3 million of additional interest while in escrow, which resulted in a loss on extinguishment of $39.1 million.

The Company completed the offering of the 7.00% Notes (hereafter the "Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Act”). The Notes are governed by an Indenture dated May 14, 2014 (the “Indenture”) among the Company, certain of the Company’s subsidiaries (the “Guarantors”) and Wilmington Trust, National Association, as Trustee and Collateral Agent. A Guarantor can be released from its Guarantee if (a) all of the Capital Stock issued by such Guarantor or all or substantially all of the assets of such Guarantor are sold or otherwise disposed of; (b) the Company designates such Guarantor as an Unrestricted Subsidiary; (c) if the Company exercises its legal defeasance option or its covenant defeasance option; (d) upon satisfaction and discharge of the Indenture or payment in full in cash of the principal of, premium, if any, accrued and unpaid interest.

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
The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of September 28, 2014, the Company was in compliance with the covenants contained in the Indenture governing the Notes.

On or after May 15, 2016, the Company may redeem some or all of the Notes at 105.25% of the aggregate principal amount of such notes through May 15, 2017, 102.625% of the aggregate principal amount of such notes through May 15, 2018 and 100% of the aggregate principal amount of such notes thereafter, plus accrued and unpaid interest to the date of redemption. In addition, the Company may redeem up to 35% of the Notes at 107% of the aggregate principal amount of such notes plus accrued and unpaid interest before May 15, 2016 with the net proceeds of certain equity offerings. The Company may also redeem some or all of the Notes before May 15, 2016 at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, plus a “make whole” premium. In addition, at one time prior to May 15, 2016, the Company may redeem up to 10% of the original aggregate principal amount of the Notes issued under the Indenture at a redemption price of 103% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption.

On September 17, 2014, the Company commenced an offer to exchange the outstanding Notes for an equal amount of new 7.00% Senior Secured Notes due 2019 (the “Exchange Notes”) that have been registered under the Securities Act of 1933, as amended. The Company made the exchange offer pursuant to the terms of the Registration Rights Agreement, dated May 14, 2014, that it entered into with the Guarantors and the representative of the initial purchasers of the Notes. The purpose of the exchange offer was to allow holders of the Notes to exchange their Notes for Exchange Notes that are not subject to transfer restrictions. The terms of the Exchange Notes are identical in all material respects to the terms of the Notes, except the Exchange Notes have been registered under the Securities Act. The Exchange Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the Company and each of its subsidiaries, as the guarantors thereof. The Company pays interest on the Exchange Notes semi-annually, in arrears, on May 15 and November 15 of each year. The Company completed the exchange offer on October 16, 2014, at which time the holders of all outstanding Notes had elected to exchange their Notes for Exchange Notes. The Company has no further obligations under the Registration Rights Agreement.

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

Borrowings under the revolving Credit Agreement may take the form of a base rate revolving loan, Eurodollar revolving loan or swingline loan.  Base rate revolving loans and swingline loans will bear interest at a rate per annum equal to the sum of the applicable margin from time to time in effect plus the highest of (i) the Agent’s prime lending rate, as in effect at such time, (ii) the federal funds rate, as in effect at such time, plus 0.50% per annum, and (iii) the adjusted LIBOR rate determined at such time for an interest period of one month, plus 1.00% per annum. Eurodollar revolving loans will bear interest at a rate per annum equal to the sum of the applicable margin from time to time in effect plus the adjusted LIBOR rate. The applicable margin varies between 1.50% - 2.00% for base rate revolving loans and swingline loans and 2.50%  - 3.00% for Eurodollar loans, and is based on several factors including the Company’s then-existing borrowing base and the Lender’s total commitment amount and revolving credit exposure. The calculation of the Company’s borrowing base takes into account several items relating to the Company and its subsidiaries, including amounts due and owing under billed and unbilled accounts receivables, then-held eligible raw materials inventory, work-in-process inventory, and applicable reserves. As of September 28, 2014, there was $41.0 million outstanding on the Credit Agreement and $12.4 million was outstanding on letters of credit, resulting in net borrowing base availability of $43.3 million. The Company was in compliance with the financial covenants of the Credit Agreement as of September 28, 2014.

Debt Acquired in Acquisition

The Company has a 10-year term loan with a bank in Israel entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of September 28, 2014 was $4.0 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants, including a minimum net equity covenant as defined in the loan agreement. The Company was in compliance with all covenants, including the minimum net equity covenant, as of September 28, 2014.

Fair Value of Long-term Debt

Carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at December 29, 2013 and September 28, 2014 are presented in the following table:

	As of December 29, 2013			As of September 28, 2014
$ in millions	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Total Long-term debt including current portion	$629.8	$644.3	$679.7	$670.0	$663.9	$671.0

The fair value of the Company’s long-term debt as of December 29, 2013 was based upon actual trading activity (Level 1, Observable inputs that reflect quoted prices in active markets). The fair value of the Company’s long-term debt as of September 28, 2014 was based upon broker reported trading activity by sophisticated investors (Level 2, Quoted prices in markets that are not active). The fair value at both December 29, 2013 and September 28, 2014 is the estimated amount the Company would have to pay to repurchase its debt, including any premium or discount attributable to the difference between the stated interest rate and market value of interest at the balance sheet date.

The net unamortized original issue discount of $6.1 million as of September 28, 2014, which is the difference between the carrying amount of $663.9 million and the principal amount of $670.0 million presented in the previous table, is being accreted to interest expense over the term of the related debt.

Note 9. Segment Information

The Company operates in two principal reportable business segments: Kratos Government Solutions ("KGS") and Public Safety & Security ("PSS"). The Company organizes its reportable business segments based on the nature of the products, solutions and services offered, the nature of the production processes, the type or class of customer for their products and services, the methods used to distribute their products or provide their services, and the nature of the regulatory environment. The KGS reportable business segment has five operating segments: Defense Rocket Support Services, Electronic Products, Technical and Training Solutions, Modular Systems, and Unmanned Systems. All of the KGS operating divisions provide technology based defense solutions, involving products and services, primarily for mission critical United States National Security priorities, with the primary focus relating to the nation’s C5ISR requirements. The PSS reportable business segment provides integrated solutions for advanced homeland security, public safety, critical infrastructure security, and security and surveillance systems for government, industrial and commercial customers.

Revenues, depreciation and amortization, and operating income generated by the Company’s reportable segments for the three and nine month periods ended September 29, 2013 and September 28, 2014 are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 28, 2014	September 29, 2013	September 28, 2014
Revenues:
Kratos Government Solutions
Service revenues	$57.0	$54.3	$180.9	$157.2
Product sales	117.6	120.0	379.9	334.0
Total Kratos Government Solutions	174.6	174.3	560.8	491.2
Public Safety & Security
Service revenues	51.8	42.8	154.1	142.3
Product sales	—	—	—	13.0
Total Public Safety & Security	51.8	42.8	154.1	155.3
Total revenues	$226.4	$217.1	$714.9	$646.5
Depreciation & amortization:
Kratos Government Solutions	$12.1	$9.4	$38.0	$27.7
Public Safety & Security	0.8	0.5	2.7	1.5
Total depreciation and amortization	$12.9	$9.9	$40.7	$29.2
Operating income:
Kratos Government Solutions	$6.4	$8.2	$23.8	$17.6
Public Safety & Security	1.8	(4.1)	5.7	(0.1)
Unallocated corporate expense, net	(2.1)	(2.9)	(3.1)	(8.3)
Total operating income	$6.1	$1.2	$26.4	$9.2

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

Note 10. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS segment has substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $143.4 million and $139.1 million, or 63% and 64% of total Kratos revenue, for the three months ended September 29, 2013 and September 28, 2014, respectively, and approximately $460.9 million and $378.4 million, or 64% and 59% of total revenue, for the nine months ended September 29, 2013 and September 28, 2014, respectively.

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

The changes in the Company's aggregate product warranty liabilities, which are included in other current liabilities and other long term-liabilities on the Company's condensed consolidated balance sheets, were as follows (in millions):

	Nine Months Ended
	September 29, 2013	September 28, 2014
Balance at beginning of the period	$5.2	$5.4
Costs accrued and revenues deferred	0.3	0.6
Settlements made (in cash or kind) and revenues recognized and other	(0.6)	(0.5)
Balance at end of period	4.9	5.5
Less: Current portion	(4.6)	(5.1)
Non-current accrued product warranty and deferred warranty revenue	$0.3	$0.4

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

The following tables present condensed consolidating financial statements for the parent company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, respectively. The condensed consolidating financial information below follows the same accounting policies as described in the condensed consolidated financial statements, except for the use of the equity method of accounting to reflect ownership interests in 100% owned subsidiaries, which are eliminated upon consolidation. Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended September 29, 2013, the Company reclassified cash flows related to Investment in affiliated companies to a separate line item in its Condensed Consolidating Statement of Cash Flows. These amounts were previously combined with financings from affiliated companies. There was no total impact on cash flow from either investing or financing activities.

Condensed Consolidating Balance Sheet December 29, 2013 (Unaudited) (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$42.7	$(3.0)	$16.0	$—	$55.7
Accounts receivable, net	—	238.6	27.2	—	265.8
Amounts due from affiliated companies	410.2	—	—	(410.2)	—
Inventoried costs	—	59.1	15.5	—	74.6
Other current assets	10.7	19.4	4.1	—	34.2
Total current assets	463.6	314.1	62.8	(410.2)	430.3
Property, plant and equipment, net	2.1	71.9	10.8	—	84.8
Goodwill	—	574.8	21.6	—	596.4
Intangible assets, net	—	68.5	1.4	—	69.9
Investment in subsidiaries	474.2	36.7	—	(510.9)	—
Amounts due from affiliated companies	—	24.0	—	(24.0)	—
Other assets	12.9	23.0	(0.7)	—	35.2
Total assets	$952.8	$1,113.0	$95.9	$(945.1)	$1,216.6
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2.8	$54.1	$5.0	$—	$61.9
Accrued expenses	6.6	40.9	3.9	—	51.4
Accrued compensation	4.0	36.9	4.0	—	44.9
Billings in excess of costs and earnings on uncompleted contracts	—	45.4	7.1	—	52.5
Deferred income tax liability	—	28.4	—	—	28.4
Amounts due to affiliated companies	—	390.2	20.0	(410.2)	—
Other current liabilities	1.3	9.5	1.1	—	11.9
Total current liabilities	14.7	605.4	41.1	(410.2)	251.0
Long-term debt, net of current portion	639.5		3.8	—	643.3
Amounts due to affiliated companies	—	—	24.0	(24.0)	—
Other long-term liabilities	2.8	21.4	2.3	—	26.5
Total liabilities	657.0	626.8	71.2	(434.2)	920.8
Total stockholders' equity	295.8	486.2	24.7	(510.9)	295.8
Total liabilities and stockholders' equity	$952.8	$1,113.0	$95.9	$(945.1)	$1,216.6

Condensed Consolidating Balance Sheet September 28, 2014 (Unaudited) (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$13.7	$(5.9)	$8.4	$—	$16.2
Accounts receivable, net	—	223.7	31.4	—	255.1
Amounts due from affiliated companies	398.1	—	—	(398.1)	—
Inventoried costs	—	61.7	18.7	—	80.4
Other current assets	5.0	16.1	3.9	—	25.0
Total current assets	416.8	295.6	62.4	(398.1)	376.7
Amounts due from affiliated companies, long-term	—	24.0	—	(24.0)	—
Property, plant and equipment, net	2.0	70.3	10.3	—	82.6
Goodwill	—	572.4	24.0	—	596.4
Intangible assets, net	—	57.4	0.4	—	57.8
Investment in subsidiaries	492.2	41.9	—	(534.1)	—
Other assets	7.9	24.5	—	—	32.4
Total assets	$918.9	$1,086.1	$97.1	$(956.2)	$1,145.9
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3.2	$41.9	$4.1	$—	$49.2
Accrued expenses	17.4	32.2	4.1	—	53.7
Accrued compensation	4.1	29.4	3.6	—	37.1
Billings in excess of costs and earnings on uncompleted contracts	—	40.9	6.3	—	47.2
Deferred income tax liability	(0.8)	29.2	—	—	28.4
Amounts due to affiliated companies	—	379.2	18.9	(398.1)	—
Other current liabilities	1.0	9.6	1.0	—	11.6
Total current liabilities	24.9	562.4	38.0	(398.1)	227.2
Long-term debt, net of current portion	659.9	—	3.0	—	662.9
Amounts due to affiliated companies	—	—	24.0	(24.0)	—
Other long-term liabilities	3.1	19.5	2.2	—	24.8
Total liabilities	687.9	581.9	67.2	(422.1)	914.9
Total stockholders' equity	231.0	504.2	29.9	(534.1)	231.0
Total liabilities and stockholders' equity	$918.9	$1,086.1	$97.1	$(956.2)	$1,145.9

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended September 29, 2013 (Unaudited) (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$107.6	$1.2	$—	$108.8
Product sales	—	103.9	17.5	(3.8)	117.6
Total revenues	—	211.5	18.7	(3.8)	226.4
Cost of service revenues	—	81.7	0.7	—	82.4
Cost of product sales	—	82.2	13.3	(3.8)	91.7
Total costs	—	163.9	14.0	(3.8)	174.1
Gross profit	—	47.6	4.7	—	52.3
Selling, general and administrative expenses	1.4	36.2	3.8	—	41.4
Research and development expenses	—	4.7	0.1	—	4.8
Operating income (loss) from continuing operations	(1.4)	6.7	0.8	—	6.1
Other income (expense):
Interest expense, net	(16.2)	0.1	(0.1)	—	(16.2)
Other income (expense), net	—	0.2	0.6	—	0.8
Total other income and expense, net	(16.2)	0.3	0.5	—	(15.4)
Income (loss) from continuing operations before income taxes	(17.6)	7.0	1.3	—	(9.3)
Provision (benefit) for income taxes from continuing operations	—	(0.1)	0.3	—	0.2
Income (loss) from continuing operations	(17.6)	7.1	1.0	—	(9.5)
Loss from discontinued operations	—	(0.4)	—	—	(0.4)
Equity in net income (loss) of subsidiaries	7.7	1.0	—	(8.7)	—
Net income (loss)	$(9.9)	$7.7	$1.0	$(8.7)	$(9.9)
Comprehensive income (loss)	$(10.0)	$7.7	$0.9	$(8.6)	$(10.0)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended September 28, 2014 (Unaudited) (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$94.1	$3.0	$—	$97.1
Product sales	—	103.4	18.6	(2.0)	120.0
Total revenues	—	197.5	21.6	(2.0)	217.1
Cost of service revenues	—	75.4	2.3	—	77.7
Cost of product sales	—	76.9	11.5	(2.0)	86.4
Total costs	—	152.3	13.8	(2.0)	164.1
Gross profit	—	45.2	7.8	—	53.0
Selling, general and administrative expenses	2.9	39.5	3.5	—	45.9
Research and development expenses	—	5.5	0.4	—	5.9
Operating income (loss) from continuing operations	(2.9)	0.2	3.9	—	1.2
Other income (expense):
Interest expense, net	(12.2)	—	0.1	—	(12.1)
Loss on extinguishment of debt	—	—	—	—	—
Other income (expense), net	—	0.1	(0.5)	—	(0.4)
Total other income and expense, net	(12.2)	0.1	(0.4)	—	(12.5)
Income (loss) from continuing operations before income taxes	(15.1)	0.3	3.5	—	(11.3)
Provision (benefit) for income taxes from continuing operations	0.4	(1.2)	0.6	—	(0.2)
Income (loss) from continuing operations	(15.5)	1.5	2.9	—	(11.1)
Income (loss) from discontinued operations	0.2	—	—	—	0.2
Equity in net income (loss) of subsidiaries	4.4	2.9	—	(7.3)	—
Net income (loss)	$(10.9)	$4.4	$2.9	$(7.3)	$(10.9)
Comprehensive income (loss)	$(11.0)	$4.4	$2.8	$(7.2)	$(11.0)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Nine Months Ended September 29, 2013 (Unaudited) (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$332.4	$2.6	$—	$335.0
Product sales	—	338.1	55.1	(13.3)	379.9
Total revenues	—	670.5	57.7	(13.3)	714.9
Cost of service revenues	—	252.5	1.8	—	254.3
Cost of product sales	—	255.7	39.7	(13.3)	282.1
Total costs	—	508.2	41.5	(13.3)	536.4
Gross profit	—	162.3	16.2	—	178.5
Selling, general and administrative expenses	5.1	122.4	10.1	—	137.6
Research and development expenses	—	13.7	0.8	—	14.5
Operating income (loss)from continuing operations	(5.1)	26.2	5.3	—	26.4
Other income (expense):
Interest expense, net	(48.4)	0.1	(0.4)	—	(48.7)
Other income (expense), net	—	0.3	(0.1)	—	0.2
Total other expense, net	(48.4)	0.4	(0.5)	—	(48.5)
Income (loss) from continuing operations before income taxes	(53.5)	26.6	4.8	—	(22.1)
Provision for income taxes from continuing operations	0.5	1.9	0.5	—	2.9
Income (loss) from continuing operations	(54.0)	24.7	4.3	—	(25.0)
Income (loss) from discontinued operations	0.1	(4.9)	—	—	(4.8)
Equity in net income (loss) of subsidiaries	24.1	4.3	—	(28.4)	—
Net income (loss)	$(29.8)	$24.1	$4.3	$(28.4)	$(29.8)
Comprehensive income (loss)	$(29.8)	$24.1	$4.3	$(28.4)	$(29.8)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Nine Months Ended September 28, 2014 (Unaudited) (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$292.3	$7.2	$—	$299.5
Product sales	—	304.4	50.3	(7.7)	347.0
Total revenues	—	596.7	57.5	(7.7)	646.5
Cost of service revenues	—	224.1	5.6	—	229.7
Cost of product sales	—	228.4	34.1	(7.7)	254.8
Total costs	—	452.5	39.7	(7.7)	484.5
Gross profit	—	144.2	17.8	—	162.0
Selling, general and administrative expenses	11.9	113.8	10.1	—	135.8
Research and development expenses	—	15.8	1.2	—	17.0
Operating income from continuing operations	(11.9)	14.6	6.5	—	9.2
Other income (expense):
Interest expense, net	(42.1)	0.1	(0.2)	—	(42.2)
Loss on extinguishment of debt	(39.1)	—	—	—	(39.1)
Other income (expense), net	—	0.1	(0.1)	—	—
Total other expense, net	(81.2)	0.2	(0.3)	—	(81.3)
Income (loss) from continuing operations before income taxes	(93.1)	14.8	6.2	—	(72.1)
Provision (benefit) for income taxes from continuing operations	0.9	1.8	1.0	—	3.7
Income (loss) from continuing operations	(94.0)	13.0	5.2	—	(75.8)
Income (loss) from discontinued operations	0.2	(0.2)	—	—	—
Equity in net income (loss) of subsidiaries	18.0	5.2	—	(23.2)	—
Net income (loss)	$(75.8)	$18.0	$5.2	$(23.2)	$(75.8)
Comprehensive income (loss)	$(76.0)	$18.0	$5.0	$(23.0)	$(76.0)

Condensed Consolidating Statement of Cash Flows Nine Months Ended September 29, 2013 (Unaudited) (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(33.4)	$40.7	$3.7	$—	$11.0
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	2.2	—	—	2.2
Investment in affiliated companies	—	(32.4)	—	32.4	—
(Increase) decrease in restricted cash	—	0.5	—	—	0.5
Capital expenditures	(1.0)	(9.3)	(1.9)	—	(12.2)
Proceeds from sale of discontinued operations	—	0.4	—	—	0.4
Net cash provided by (used in) investing activities from continuing operations	(1.0)	(38.6)	(1.9)	32.4	(9.1)
Financing activities:
Repayment of debt	—	—	(0.8)	—	(0.8)
Cash paid for contingent acquisition consideration	—	(2.1)	—	—	(2.1)
Financing from affiliated companies	29.6	—	2.8	(32.4)	—
Other, net	1.2	—	—	—	1.2
Net cash provided by (used in) financing activities from continuing operations	30.8	(2.1)	2.0	(32.4)	(1.7)
Net cash flows of continuing operations	(3.6)	—	3.8	—	0.2
Net operating cash flows from discontinued operations	—	0.5	—	—	0.5
Effect of exchange rate changes on cash and cash equivalents	—	—	0.1	—	0.1
Net increase (decrease) in cash and cash equivalents	$(3.6)	$0.5	$3.9	$—	$0.8

Condensed Consolidating Statement of Cash Flows Nine Months Ended September 28, 2014 (Unaudited) (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(33.4)	$21.1	$(5.9)	$—	$(18.2)
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(2.6)	—	—	(2.6)
Investment in affiliated companies	—	(12.2)	—	12.2	—
(Increase) decrease in restricted cash	—	(0.1)	—	—	(0.1)
Capital expenditures	(0.6)	(8.0)	(0.8)	—	(9.4)
Net cash used in investing activities from continuing operations	(0.6)	(22.9)	(0.8)	12.2	(12.1)
Financing activities:
Proceeds from issuance of long-term debt	618.5	—	—	—	618.5
Extinguishment of long-term debt	(661.5)	—	—	—	(661.5)
Debt issuance costs	(8.5)	—	—	—	(8.5)
Credit agreement borrowings	41.0	—	—	—	41.0
Repayment of debt	—	—	(0.7)	—	(0.7)
Financings from affiliated companies	12.2	—	—	(12.2)	—
Other, net	3.3	—	—	—	3.3
Net cash provided by (used in) financing activities from continuing operations	5.0	—	(0.7)	(12.2)	(7.9)
Net cash flows of continuing operations	(29.0)	(1.8)	(7.4)	—	(38.2)
Net operating cash flows from discontinued operations	—	(1.2)	—	—	(1.2)
Effect of exchange rate changes on cash and cash equivalents	—	0.1	(0.2)	—	(0.1)
Net increase (decrease) in cash and cash equivalents	$(29.0)	$(2.9)	$(7.6)	$—	$(39.5)

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

Overview

We are a specialized security technology business providing mission critical products, technology solutions and services for domestic and international customers, with our principal customers being national security related agencies of the U.S. Government. Our core capabilities are sophisticated engineering, manufacturing, system integration, test and evaluation offerings for national security platforms and programs. Our principal products and services are related to Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance (“C5ISR”). We offer our customers products, solutions, services and expertise to support their mission-critical needs by leveraging our skills across our core offering areas in C5ISR.

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

Industry Update

On February 15, 2014, legislation was signed that raises the U.S. debt limit through March 2015. In addition, in January 2014, appropriators passed legislation that offsets a portion of the sequester cuts for fiscal 2014 and 2015. This translates to a somewhat better outlook for the defense industry than what was generally expected for both this year and next. However, we still expect lower or delayed awards on some of our programs, increased competition for a reduced defense outlay, and increased protest activity with a related negative impact on our revenues, earnings and cash flows.

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

In September 2014, the President signed a FY2015 Continuing Resolution ("CR") that will fund the government through December 11, 2014. The bill sets the discretionary funding level for the federal government during CR period at an annual rate of $1.012 trillion. The House has passed seven of the twelve FY2015 appropriations bills while the Senate has passed none to date. As a result, Congress will have less than one month to reach agreement on the details of all 12 appropriations bills, put them together into an omnibus bill, and get the omnibus bill to the president by December 11th. If Congress does not meet this deadline it will need to pass another CR to avert a government shutdown.

Reportable Segments

We operate in two principal reportable business segments: Kratos Government Solutions (“KGS”) and Public Safety & Security (“PSS”). We organize our reportable business segments based on the nature of the products, solutions and services offered. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts, and these intercompany transactions are eliminated in consolidation. The condensed consolidated financial statements in this Form 10-Q are presented in a manner consistent with our operating structure. For additional information regarding our reportable business segments, see Note 9 of the notes to the condensed consolidated financial statements. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets wherever possible.

Strategic Acquisitions

We have historically supplemented our organic growth by identifying, acquiring and integrating businesses that meet our primary objective of providing us with the technology, intellectual property, manufacturing facilities and production equipment to address strategic national security programs and platforms, primarily in the unmanned systems, electronic warfare, satellite communications and missile system and radar areas of the DoD. We have also made certain acquisitions in the critical infrastructure security, strategic asset protection and public safety areas to expand our capabilities, scope, national depth, breadth and overall service offering.

Key Financial Statement Concepts

For a complete description of our business and a discussion of our critical accounting matters, please refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in the Form 10-K.

As of September 28, 2014, we consider the following factors to be important in understanding our financial statements.

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

Comparison of Results for the Three Months Ended September 29, 2013 to the Three Months Ended September 28, 2014

Revenues.  Revenues by operating segment for the three months ended September 29, 2013 and September 28, 2014 are as follows (dollars in millions):

	September 29, 2013	September 28, 2014	$ change	% change
Kratos Government Solutions
Service revenues	$57.0	$54.3	$(2.7)	(4.7)%
Product sales	117.6	120.0	2.4	2.0%
Total Kratos Government Solutions	174.6	174.3	(0.3)	(0.2)%
Public Safety & Security
Service revenues	51.8	42.8	(9.0)	(17.4)%
Product sales	—	—	—	N/A
Total Public Safety & Security	51.8	42.8	(9.0)	(17.4)%
Total revenues	$226.4	$217.1	$(9.3)	(4.1)%

Revenues decreased $9.3 million from $226.4 million for the three months ended September 29, 2013 to $217.1 million for the three months ended September 28, 2014. PSS segment revenue decreased by $9.0 million, primarily driven by the completion or wind-down of certain security installation projects which occurred in the third quarter of 2014, coupled with the delay in awards of new security installation projects, competitor protests, reprocurement of awards, delays in contract negotiation processes and general contract award delays. KGS segment revenue decreased by $0.3 million. This net decrease was primarily due to the continued contraction and commoditization of the Company’s legacy government services business of approximately $8.6 million, the expected reduction in two sizable satellite communications projects as the scope of work completed its natural contract life cycle transitioning from production to sustainment, resulting in net aggregate reduced revenues of $3.8 million, the reduction of shipments of certain of our aerial target products of $6.5 million, and delays in contract awards and competitor protests of new contracts awarded to the Company. These reductions were substantially offset by increased shipments in our specialized modular systems business of $6.5 million, increased work performed in our specialized air crew trainer business of $6.1 million, increased specialized work performed on government weapons ranges of $5.1 million, and increased shipments of our electronic warfare products of $1.5 million.

Product sales increased $2.4 million from $117.6 million for the three months ended September 29, 2013 to $120.0 million for the three months ended September 28, 2014, primarily as a result of increased production of our specialized modular systems and electronic warfare products, offset in part by the reduction of shipments of certain of our aerial target products. As a percentage of total revenue, product sales were 51.9% for the three months ended September 29, 2013 as compared to 55.3% for the three months ended September 28, 2014. Service revenues decreased by $11.7 million from $108.8 million for the three months ended September 29, 2013 to $97.1 million for the three months ended September 28, 2014. The decrease was primarily related to reductions in the legacy government service revenues and other service contracts in the KGS segment noted previously, which reductions are being experienced industry wide as a result of declining DoD budgets, changes in certain DoD procurement rules and other factors, and the reductions in our PSS business.

Cost of Revenues.  Cost of revenues decreased $10.0 million from $174.1 million for the three months ended September 29, 2013 to $164.1 million for the three months ended September 28, 2014. The decrease in cost of revenues was primarily a result of the changes discussed above.

Gross margin increased from 23.1% for the three months ended September 29, 2013 to 24.4% for the three months ended September 28, 2014. Margins on services decreased from the three months ended September 29, 2013 to September 28, 2014, from 24.3% to 20.0%, respectively, due primarily to an unfavorable mix of revenues and decreased margins in our PSS segment. Margins on products increased from the three months ended September 29, 2013 to September 28, 2014 from 22.0% to 28.0%, respectively, primarily due to the mix of products shipped. Margins in the KGS segment increased from 22.6% for the three months ended September 29, 2013 to 26.6% for the three months ended September 28, 2014, primarily as a result of a favorable mix of revenues. In addition, margins on products in the three months ended September 29, 2013 were impacted by increased costs recorded of approximately $5.4 million on certain aerial target contracts to reflect retrofits necessary to address design changes. Similarly, margins in the three months ended September 28, 2014 were impacted by net increased costs recorded of $3.2 million for retrofit related matters and a contract conversion adjustment. Margins in the PSS segment declined from 24.7% for the three months ended September 29, 2013 to 15.7% for the three months ended September 28, 2014 due primarily to a less favorable mix of revenues, and due to costs incurred on two sizable projects which have been completed in the third quarter of 2014 or are near-completion, under which we are in the process of submitting or have submitted changes orders to these customers to reimburse us for the work we have performed at our customers request. We have not reflected the potential value of these customer change orders in our revenues, which has resulted in a reduction to our gross margins during the current quarter.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) decreased $2.0 million from $47.8 million for the three months ended September 29, 2013 to $45.8 million for the three months ended September 28, 2014, primarily as a result of a $3.3 million reduction of amortization of intangibles in 2014. As a percentage of revenues, SG&A remained flat at 21.1%. Excluding amortization of intangibles of $9.0 million for the three months ended September 29, 2013 and amortization of intangibles of $5.7 million for the three months ended September 28, 2014, SG&A increased as a percentage of revenues from 17.1% to 18.5%, or from $38.8 million to $40.1 million for the three months ended September 29, 2013 and September 28, 2014, respectively, due to an increase in non-cash stock compensation expense of $0.8 million, and due to increased infrastructure and business development investments made in our unmanned aerial drones and targets and combat aircraft business.

Merger and Acquisition Expenses.  The expense of $0.2 million for the three months ended September 29, 2013 were related to legal costs associated with an acquired entity.

Internal Research and Development ("IR&D") Expenses.  IR&D expenses were $4.8 million for the three months ended September 29, 2013 and $5.9 million for the three months ended September 28, 2014. As a percentage of revenues, IR&D increased from 2.1% of revenues in the three months ended September 29, 2013 to 2.7% of revenues in the three months ended September 28, 2014 as a result of certain investments the Company is making related to new programs and platforms in the electronic products business, the unmanned systems area, and the satellite communications business. We are making certain of these investments in conjunction with our customers, with the objectives of the Company’s products being “designed in” to these new long term program opportunities and the Company owning certain intellectual property rights for products that support these programs.

Unused office space and other restructuring. The benefit of $6.6 million for the three months ended September 29, 2013 was primarily due to a change in the estimated excess facility accrual of office space at our Colombia, Maryland administrative facilities partially offset by expenses related to workforce reductions as a result of cost reduction initiatives we have implemented across the Company. The expense of $0.1 million for the three months ended September 28, 2014 was primarily due to employee termination costs related to personnel reduction actions taken during the third quarter of 2014.

Other Expense, Net.  Other expense, net decreased from $15.4 million to $12.5 million for the three months ended September 29, 2013 and September 28, 2014, respectively. The decrease in expense of $2.9 million is primarily related to a reduction in interest expense.

Provision for Income Taxes.  Income tax expense (benefit) for the three months ended September 29, 2013 and September 28, 2014 was $0.2 million and $(0.2) million, respectively. These amounts were primarily a function of the estimated effective tax rate for the respective years. The estimated effective tax rate for any given year is driven by estimated foreign taxes, estimated state taxes, permanent book/tax differences, tax amortization of intangible assets that have an indefinite life under GAAP and the projected income or loss for the year.

 Income (loss) from Discontinued Operations.  Revenue from discontinued operations was $0.0 million and $0.0 million and (loss) income from discontinued operations was $(0.4) million and $0.2 million for the three months ended September 29, 2013 and September 28, 2014, respectively. The loss from discontinued operations for the three months ended September 29, 2013 and September 28, 2014 were primarily related to operations of the non-core businesses from the Integral acquisition that were classified as held for sale and subsequently sold. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for a further discussion of our discontinued operations.

Comparison of Results for the Nine Months Ended September 29, 2013 to the Nine Months Ended September 28, 2014

Revenues.  Revenues by operating segment for the nine months ended September 29, 2013 and September 28, 2014 are as follows (dollars in millions):

	September 29, 2013	September 28, 2014	$ change	% change
Kratos Government Solutions
Service revenues	$180.9	$157.2	$(23.7)	(13.1)%
Product sales	379.9	334.0	(45.9)	(12.1)%
Total Kratos Government Solutions	560.8	491.2	(69.6)	(12.4)%
Public Safety & Security
Service revenues	154.1	142.3	(11.8)	(7.7)%
Product sales	—	13.0	13.0	N/A
Total Public Safety & Security	154.1	155.3	1.2	0.8%
Total revenues	$714.9	$646.5	$(68.4)	(9.6)%

Revenues decreased $68.4 million from $714.9 million for the nine months ended September 29, 2013 to $646.5 million for the nine months ended September 28, 2014. KGS segment revenue decreased by $69.6 million. The decrease in revenues were primarily due to competitor protests on awards made to Kratos, a decline in shipments of our defense products, delays in orders and awards as a result of the challenging federal government and DoD funding environment, all of which adversely impacted the timing of new contract awards, bookings and the Company’s revenues. Additionally, revenue was also adversely impacted by the decrease resulting from the expected completion of two sizable satellite communications projects as the scope of work completed its natural contract life cycle transitioning from production to sustainment, which impacted revenues by approximately $13.3 million, continued ongoing weakness and increased competition and commoditization in our legacy government services businesses of approximately $20.2 million, and the reduction of shipments of certain of our aerial target products of $32.1 million. PSS segment revenue increased by $1.2 million, primarily due to the delivery of security related communication equipment of $13 million, offset by the delay in contract awards and project starts in 2014.

Product sales decreased $32.9 million from $379.9 million for the nine months ended September 29, 2013 to $347.0 million for the nine months ended September 28, 2014, primarily as a result of the decline in product shipments due to the factors discussed above.  As a percentage of total revenue, product sales were 53.1% for the nine months ended September 29,

2013 as compared to 53.7% for the nine months ended September 28, 2014. Service revenues decreased by $35.5 million from $335.0 million for the nine months ended September 29, 2013 to $299.5 million for the nine months ended September 28, 2014. The decrease was primarily related to reductions in the legacy government service revenues and other service contracts in the KGS segment, which reductions are being experienced industry wide as a result of declining DoD budgets, changes in certain DoD procurement rules and other factors, as well as due to the expected completion of two sizable satellite communications projects.

Cost of Revenues.  Cost of revenues decreased $51.9 million from $536.4 million for the nine months ended September 29, 2013 to $484.5 million for the nine months ended September 28, 2014. The decrease in cost of revenues was primarily a result of the changes discussed above.

Gross margin increased from 25.0% for the nine months ended September 29, 2013 to 25.1% for the nine months ended September 28, 2014. Margins on services decreased from the nine months ended September 29, 2013 to September 28, 2014, from 24.1% to 23.3%, respectively, due primarily to a unfavorable mix of revenues and decreased margins in our PSS segment. Margins on products increased for the nine months ended September 29, 2013 to September 28, 2014 from 25.7% to 26.6%, respectively, primarily as a result of a mix of products shipped. Margins in the KGS segment increased from 24.8% for the nine months ended September 29, 2013 to 26.3% for the nine months ended September 28, 2014, primarily as a result of a favorable mix of revenues. In addition, margins on products in the nine months ended September 29, 2013 were impacted by increased costs recorded of approximately $5.4 million on certain aerial target contracts to reflect retrofits necessary to address design changes. Similarly, margins in the nine months ended September 28, 2014 were impacted by net increased costs recorded of $3.2 million for retrofit related matters and a contract conversion adjustment. Margins in the PSS segment decreased from 25.8% for the nine months ended September 29, 2013 and 21.0% for the nine months ended September 28, 2014, primarily due to decreased service margins and due to costs incurred on two sizable projects which have been completed in the third quarter of 2014 or are near-completion, under which we are in the process of submitting or have submitted changes orders to these customers to reimburse us for the work we have performed at our customers request. We have not reflected the potential value of these customer change orders in our revenues, which has resulted in a reduction to our gross margins during the current quarter.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $10.8 million from $144.9 million for the nine months ended September 29, 2013 to $134.1 million for the nine months ended September 28, 2014, primarily as a result a $10.3 million reduction of amortization of intangibles in 2014, as well as cost reduction actions taken by the Company. As a percentage of revenues, SG&A increased from 20.3% to 20.7%. Excluding amortization of intangibles of $27.3 million for the nine months ended September 29, 2013 and amortization of intangibles of $17.0 million for the nine months ended September 28, 2014, SG&A increased as a percentage of revenues from 16.4% to 18.1%, or from $117.6 million to $117.1 million for the nine months ended September 29, 2013 and September 28, 2014, respectively, primarily as a result of the decline in revenues discussed previously, offset in part by increased compliance costs including internal cyber security costs incurred to protect the Company’s assets, Sarbanes Oxley and audit compliance costs including internal audit and external audit costs of $0.9 million.

Merger and Acquisition Expenses.  The benefit of $2.3 million for the nine months ended September 29, 2013 was due to the reduction in a $3.1 million liability as a result of the final settlement of our indemnity obligations related to former directors and officers of Integral, partially offset by other merger expenses and legal fees related to prior acquisitions.

Internal Research and Development ("IR&D") Expenses.  IR&D expenses were $14.5 million for the nine months ended September 29, 2013 and $17.0 million for the nine months ended September 28, 2014. As a percentage of revenues, IR&D increased from 2.0% of revenues in the nine months ended September 29, 2013 to 2.6% of revenues in the nine months ended September 28, 2014 as a result of certain investments the Company is making primarily related to new programs and platforms in the electronic products business, the unmanned systems area, and the satellite communications business. We are making certain of these investments in conjunction with our customers, with the objectives of the Company’s products being “designed in” to these new long term program opportunities and the Company owning certain intellectual property rights for products that support these programs.

Unused office space and other restructuring. The credit of $5.0 million for the nine months ended September 29, 2013 was due to a reduction in the excess facility accrual of office space at the Columbia, Maryland administrative facilities, partially offset by expenses related to workforce reductions as a result of cost reduction initiatives we have implemented across the Company. The expense of $1.7 million for the nine months ended September 28, 2014 was primarily due to an estimated excess facility accrual of office space at our Sacramento, California administrative facilities, as well as due to employee termination costs related to personnel reduction actions taken during the nine-month period ended September 28, 2014.

Other Expense, Net.  Other expense, net increased from $48.5 million to $81.3 million for the nine months ended September 29, 2013 and September 28, 2014, respectively. The increase in expense of $32.8 million is primarily related to $39.1 million loss on the extinguishment of the Company’s 10% Senior Secured Notes due 2017.

 Provision for Income Taxes.  Income tax expense (benefit) for the nine months ended September 29, 2013 and September 28, 2014 was $2.9 million and $3.7 million, respectively. These amounts were primarily a function of the estimated effective tax rate for the respective years. The estimated effective tax rate for any given year is driven by estimated foreign taxes, estimated state taxes, permanent book/tax differences, tax amortization of intangible assets that have an indefinite life under GAAP and the projected income or loss for the year.

 Income (loss) from Discontinued Operations.  Revenue from discontinued operations was $3.6 million and $0 million and loss from discontinued operations was $4.8 million and $0.0 million for the nine months ended September 29, 2013 and September 28, 2014, respectively. The revenue and loss from discontinued operations for the nine months ended September 29, 2013 were primarily related to operations of the non-core businesses from the Integral acquisition that have been classified as held for sale. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for a further discussion of our discontinued operations.

Backlog

At both September 29, 2013 and September 28, 2014, our backlog was approximately $1.0 billion of which $543.0 million was funded in 2013 and $533.0 million was funded in 2014. Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Our funded backlog does not include the full potential value of our contracts because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly or quarterly basis even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriation and the procuring agency allocates funding to the contract.

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

Liquidity and Capital Resources

As of September 28, 2014, we had cash and cash equivalents of $16.2 million compared with cash and cash equivalents of $55.7 million as of December 29, 2013, which includes $8.4 million and $16.0 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds; however, they are considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. they could be repatriated, and their repatriation into the U.S. may cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional U.S. income taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated. We do not currently intend to repatriate these earnings.

Our total debt, including capital lease obligations, principal due on Senior Secured Notes, and other term debt increased by $19.3 million from $644.7 million on December 29, 2013 to $664.0 million on September 28, 2014. The increase in debt was primarily due to an offering of $625.0 million aggregate principal amount of 7.00% Senior Secured Notes due 2019 in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The proceeds from the offering, as well as borrowings of $41.0 million from our new credit facility and cash from operations were used to extinguish the Company’s existing 10% Senior Secured Notes due 2017 and to pay all fees and expenses related thereto.

Our operating cash flow is used to finance trade accounts receivable, inventory, capital expenditures, support ongoing operations, service our debt and make strategic acquisitions. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our Days Sales Outstanding (DSOs) have increased from 103 days at December 29, 2013 to 107 days as of September 28, 2014, primarily as a result of certain contractual milestones that have not yet been attained, such as equipment deliveries on a missile system program that has been delayed due to a subcontractor issue, and for certain flight requirements that must be fulfilled on certain aerial target programs, and therefore we are unable to bill for amounts outstanding related to those milestones. The challenging DoD budgetary environment described above, which has in certain instances caused delays in obtaining funding necessary to proceed with payments, has impacted our DSOs as well. Our accounts receivable balance of $255.1 million at September 28, 2014 includes $1.6 million of receivables due from a Greek customer under a subcontract arrangement Gichner Holdings, Inc. (“Gichner”) entered into with the Greek Ministry of Defense ("GMoD") in 2004 prior to our acquisition of Gichner in 2010. We do not have any significant direct exposure to European government receivables, and our customers do not rely heavily on European government subsidies or other European government support. We will continue to monitor our exposure to risks related to European sovereign debt.

A summary of our net cash provided by operating activities from continuing operations, investing activities, and financing activities from our condensed consolidated statements of cash flows is as follows (in millions):

	Nine Months Ended
	September 29, 2013	September 28, 2014
Net cash provided by (used in) operating activities from continuing operations	$11.0	$(18.2)
Net cash used in investing activities	(9.1)	(12.1)
Net cash used in financing activities from continuing operations	(1.7)	(7.9)
Net cash flows provided by (used in) discontinued operations	0.5	(1.2)

 Net cash used in operating activities for the nine months ended September 28, 2014 was negatively impacted by reduced operating income and changes in working capital accounts. The use in working capital in the nine months ended September 28, 2014 is primarily related to production of certain combatant hardened facility product lines.

 Net cash used in investing activities is primarily comprised of capital expenditures, which consist primarily of investment in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business.

Net cash used in financing activities for the nine months ended September 28, 2014 reflects refinancing $625 million of our 10% Senior Secured Notes with $625 million of 7% Senior Secured Notes as well as a $41.0 million borrowing on our new Credit Agreement.

The cash flow from discontinued operations is primarily related to non-core businesses we acquired in the Integral acquisition.

Contractual Obligations and Commitments

Issuance of 7% Senior Secured Notes due 2019

On May 14, 2014, the Company completed an offering of $625.0 million aggregate principal amount of 7.00% Senior Secured Notes due 2019 (the "Notes"). The proceeds from the offering, as well as borrowings of $41.0 million from our new credit facility and cash from operations, were used to refinance the Company’s existing 10% Senior Secured Notes due 2017 (the "10% Notes") and to pay all fees and expenses related thereto. The loss on the extinguishment of the 10% Notes was $39.1 million.

The Company pays interest on the Notes semi-annually, in arrears, on May 15 and November 15 of each year. The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of September 28, 2014, the Company was in compliance with the covenants contained in the Indenture governing the Notes.

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

On September 17, 2014, the Company commenced an offer to exchange the outstanding Notes for an equal amount of new 7.00% Senior Secured Notes due 2019 (the “Exchange Notes”) that have been registered under the Securities Act of 1933, as amended. The Company made the exchange offer pursuant to the terms of the Registration Rights Agreement, dated May 14, 2014, that it entered into with the Guarantors and the representative of the initial purchasers of the Notes. The purpose of the exchange offer was to allow holders of the Notes to exchange their Notes for Exchange Notes that are not subject to transfer restrictions. The terms of the Exchange Notes are identical in all material respects to the terms of the Notes, except the Exchange Notes have been registered under the Securities Act. The Exchange Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the Company and each of its subsidiaries, as the guarantors thereof. The Company pays interest on the Exchange Notes semi-annually, in arrears, on May 15 and November 15 of each year. The Company completed the exchange offer on October 16, 2014, at which time the holders of all outstanding Notes had elected to exchange their Notes for Exchange Notes. The Company has no further obligations under the Registration Rights Agreement.

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

Borrowings under the Credit Agreement may take the form of a base rate revolving loan, Eurodollar revolving loan or swingline loan.  Base rate revolving loans and swingline loans will bear interest at a rate per annum equal to the sum of the applicable margin from time to time in effect plus the highest of (i) the Agent’s prime lending rate, as in effect at such time, (ii)

the federal funds rate, as in effect at such time, plus 0.50% per annum, and (iii) the adjusted LIBOR rate determined at such time for an interest period of one month, plus 1.00% per annum. Eurodollar revolving loans will bear interest at a rate per annum equal to the sum of the applicable margin from time to time in effect plus the adjusted LIBOR rate. The applicable margin varies between 1.50% - 2.00% for base rate revolving loans and swingline loans and 2.50%  - 3.00% for Eurodollar loans, and is based on several factors including the Company’s then-existing borrowing base and the Lender’s total commitment amount and revolving credit exposure. The calculation of the Company’s borrowing base takes into account several items relating to the Company and its subsidiaries, including amounts due and owing under billed and unbilled accounts receivables, then-held eligible raw materials inventory, work-in-process inventory, and applicable reserves. As of September 28, 2014, there was $41.0 million outstanding on the Credit Agreement and $12.4 million was outstanding on letters of credit, resulting in net borrowing base availability of $43.3 million. The Company was in compliance with the financial covenants as of September 28, 2014.

Debt Acquired in Acquisition

The Company has a 10-year term loan with a bank in Israel entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of September 28, 2014 was $4.0 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants, including a minimum net equity covenant as defined in the loan agreement. The Company was in compliance with all covenants, including the minimum net equity covenant, as of September 28, 2014.

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

For the nine months ended September 28, 2014, there have been no significant changes to our "Critical Accounting Policies or Estimates" as compared to the significant accounting policies described in the Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk, primarily related to interest rates and foreign currency exchange rates.

Exposure to market risk for changes in interest rates relates to our outstanding debt. We are exposed to interest rate risk, primarily through our borrowing activities under the Credit Agreement discussed under "Contractual Obligations and Commitments" above. Based on our current outstanding balance, a 1% change in the LIBOR rate would not significantly impact our financial position. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments would be contracted with investment grade counterparties to reduce exposure to nonperformance.

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

Our cash and cash equivalents as of September 28, 2014 were $16.2 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on our net loss for the nine months ended September 28, 2014.

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 28, 2014.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 11 of the Notes to the Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.

Item 1A.  Risk Factors.

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, which we filed with the SEC on March 12, 2014. The risks and uncertainties described in “Item 1A - Risk Factors” of our Annual Report on Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company's equity securities during the nine month period ended September 28, 2014 that were not previously disclosed in a Current Report on Form 8-K.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

On November 4, 2014, the Board of Directors of Kratos Defense & Security Solutions, Inc. (the “Company”) approved an amendment to the Company’s Second Amended and Restated Bylaws to add a new Article 12 stipulating in what forum certain proceedings against the Company may be brought. Specifically, new Article 12 provides that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware, or another state or the federal court located in the State of Delaware, will be the sole and exclusive forum for (1) any derivative action or proceeding brought on behalf of the Company, (2) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (3) any action asserting a claim against the Company arising pursuant to any provision of the Delaware General Corporation Law or the Amended and Restated Certificate of Incorporation or Bylaws, or (4) any action involving the internal affairs doctrine. The amendment further provides that any person or entity purchasing or otherwise acquiring or holding any interest in shares of the Company’s capital stock is deemed to have notice of and consented to the foregoing provision.

The foregoing summary of the amendment is qualified in its entirety by reference to the text of the Amendment to the Second Amended and Restated Bylaws as adopted by the Board of Directors, which is filed as Exhibit 3.8 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Item 6.  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
2.1#	Stock Purchase Agreement, dated May 8, 2012, by and among Kratos Defense & Security Solutions, Inc., Composite Engineering, Inc., and Amy Fournier, the stockholders representative	8-K	05/08/2012	2.1
2.2#	Agreement and Plan of Merger, dated May 15, 2011, by and among Kratos Defense & Security Solutions, Inc., Integral Systems, Inc., IRIS Merger Sub Inc., and IRIS Acquisition Sub LLC.	8-K	05/18/2011	2.1
2.3#	Agreement and Plan of Merger, dated February 7, 2011, by and among Kratos Defense & Security Solutions, Inc., Lanza Acquisition, Co. and Herley Industries, Inc. (incorporated by reference to Annex A to the Prospectus Supplement dated February 8, 2011, pursuant to the Registration Statement on Form S-3 of Kratos Defense & Security Solutions, Inc.)	424	02/08/2011	n/a
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	9/30/2001(000-27231)	4.1
3.2	Certificate of Ownership and Merger of Kratos Defense & Security Solutions, Inc. into Wireless Facilities, Inc.	8-K	9/14/2007(000-27231)	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	09/27/2009	3.1
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock.	10-Q	9/30/2001(000-27231)	4.2
3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (included as Exhibit A to the Preferred Stock Purchase Agreement dated as of May 16, 2002 among the Company, Meritech Capital Partners II L.P., Meritech Capital Affiliates II L.P., MCB Entrepreneur Partners II L.P., Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, Limited Partnership, Oak Investment Partners IX, L.P, Oak Affiliates Fund, L.P, Oak IX Affiliates Fund-A, L.P, and the KLS Trust dated July 14, 1999).	8-K/A	6/5/2002(000-27231)	4.1
3.6	Certificate of Designation of Series C Preferred Stock.	8-K	12/17/2004(000-27231)	3.1
3.7	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc.	8-K	03/15/2011	3.1
3.8	Amendment to Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc.				*
4.1	Specimen Stock Certificate.	10-K	12/26/2010	4.1
4.2	Rights Agreement, dated as of December 16, 2004, between Kratos Defense & Security Solutions, Inc. and Wells Fargo, N.A.	8-K	12/17/2004(000-27231)	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
4.3	Amendment No. 1 to Rights Agreement, dated as of May 14, 2012, between Kratos Defense & Security Solutions, Inc. and Wells Fargo, N.A.	8-K	05/15/2012	4.1
4.4	Form of 10% Senior Secured Note due 2017 (issuable in connection with the October 2011 exchange offer).	S-4	10/25/2011	4.2
4.5	Indenture, dated March 25, 2011, by and among Acquisition Co. Lanza Parent, the Guarantors named therein and a party thereto, and Wilmington Trust FSB, as Trustee and Collateral Agent (including the Form of 10% Senior Secured Notes).	8-K	03/29/2011	4.1
4.6	First Supplemental Indenture, date April 4, 2011, by and among Kratos Defense & Security Solutions, Inc., Herley Industries, Inc. and Wilmington Trust FSB, as Trustee and Collateral Agent, to the Indenture, dated as of March 25, 2011, among Kratos Defense & Security Solutions, Inc., the Guarantor party thereto and Wilmington Trust FSB, as Trustee and Collateral Agent.	8-K	04/04/2011	4.2
4.7	Registration Rights Agreement, dated March 25, 2011, by and among Kratos Defense & Security Solutions, Inc., Acquisition Co. Lanza Parent, Lanza Acquisition Co., the Guarantors named therein, Jefferies & Company, Inc., KeyBanc Capital Markets Inc. and Oppenheimer & Co. Inc.	8-K	03/29/2011	4.2
4.8	Registration Rights Agreement, dated July 27, 2011, by and among Kratos Defense & Security Solutions, Inc., the guarantors named therein, Jefferies & Company, Inc., KeyBanc Capital Markets Inc. and B. Riley & Co., LLC.	8-K	07/29/2011	4.2
4.9	Indenture, dated May 14, 2014, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent.	8-K	05/15/2014	4.1
4.10	Registration Rights Agreement dated May 14, 2014 among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors party thereto, and SunTrust Robinson Humphrey, Inc., as Representative of the Initial Purchasers.	8-K	05/15/2014	10.1
10.1+	Form of Restricted Stock Unit Grant & Award Agreement				*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.				*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.				*
101
Financial statements from the Quarterly Report on Form 10-Q of Kratos Defense & Security Solutions, Inc. for the quarter ended September 28, 2014 formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Notes to the Condensed Consolidated Financial Statements.
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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ DEBORAH BUTERA
Deborah Butera
Senior Vice President, General Counsel, Chief Compliance Officer and
Secretary/Registered In-House Counsel

		By:	/s/ RICHARD DUCKWORTH
Richard Duckworth
Vice President and Corporate Controller
(Principal Accounting Officer)
Date:	November 7, 2014