Form 10-K
period 2014-12-28
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2015-03-13
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 28, 2014
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
Commission file number 001-34460
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-3818604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates as of June 29, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $349.4 million, based on the closing sale price for shares of the registrant's common stock as reported by the NASDAQ Global Select Market on such date. This disclosure excludes shares of common stock held by executive officers, directors and stockholders whose individual ownership exceeds 10% of the common stock outstanding on June 30, 2013 because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of March 6, 2015, 58,273,919 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference
Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K incorporate information by reference from the registrant's definitive proxy statement filed pursuant to Regulation 14A in connection with the registrant's 2015 Annual Meeting of Stockholders or an amendment to this annual report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report on Form 10-K.

2

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
 FORM 10-K
 FOR THE FISCAL YEAR ENDED DECEMBER 28, 2014

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

PART I.

Item 1. Business

Overview

We are a specialized technology focused security business providing mission critical products, solutions and services for domestic and international customers, with our principal customers being agencies of the U.S. Government. Our core capabilities are sophisticated engineering, manufacturing, technology development, system integration, and test and evaluation offerings for national security platforms and programs. Our principal products and solutions are related to Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance (“C5ISR”). We offer our customers products, solutions, services and expertise to support their mission critical needs by leveraging our skills across our core offering areas in C5ISR.

We design, engineer and manufacture specialized electronic products, components, subsystems and systems for intelligence, surveillance, and reconnaissance (ISR), electronic attack, electronic warfare, radar, and missile system platforms; integrated product, software and technology solutions for satellite communications; products and solutions for unmanned systems; products and services related to cybersecurity and cyberwarfare; products and solutions for ballistic missile defense; weapons systems trainers; advanced network engineering and information technology services; weapons systems lifecycle support and sustainment; military weapon range operations and technical services; and public safety, critical infrastructure security and surveillance systems. We believe our stable customer base, strong customer relationships, intellectual property, broad array of contract vehicles, "designed in" positions on strategic national security platforms, large technically oriented employee base possessing specialized skills, specialized manufacturing facilities and equipment, extensive list of past performance qualifications, and significant management and operational capabilities position us for success.

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

In January 2013, Congress enacted the American Taxpayer Relief Act of 2012. It addressed a number of tax code provisions and certain spending issues but left in place the sequester (although delaying its implementation to March 1, 2013) and did not address other fiscal matters such as the debt ceiling. Although debate on budget reductions continued through the first two months of 2013, no resolution was reached prior to the March 1, 2013 sequester deadline. As a result, the President was required by law to issue an order canceling $85 billion in budgetary resources across the U.S. Government for the remainder of fiscal year (the period running from October 1st to September 30th, a “FY”) 2013. The Office of Management and Budget (“OMB”) in its report to Congress of March 1, 2013, entitled “OMB Report to the Congress on the Joint Committee Sequestration,” calculated that, over the course of the FY 2013, the order required a 7.8 percent reduction in non-exempt defense discretionary funding and a 5.0 percent reduction in non-exempt non-defense discretionary funding. The sequestration also required reductions of 7.9 percent to non-exempt defense mandatory programs. The sequestration report provided calculations of the amounts and percentages by which various budgetary resources are required to be reduced, and a listing of the reductions required for each non-exempt budget account. Federal agencies were directed to apply the same percentage reduction to all programs, projects, and activities within a budget account, as required by Section 256(k)(2) of Balanced Budget and Emergency Deficit Control Act, as amended (“BBEDCA”), and to operate in a manner that is consistent with guidance provided by OMB in Memorandum 13-03, Planning for Uncertainty with Respect to Fiscal Year 2013 Budgetary Resources and Memorandum 13-05, Agency Responsibilities for Implementation of Potential Joint Committee Sequestration.

On April 10, 2013, the President delivered his proposed 2014 budget to Congress. The President's $527 billion FY 2014 defense budget was slightly lower than final defense appropriations for FY 2013. While it largely reflected defense spending plans in the FY 2013 budget, it did not reflect the reductions mandated by Part II of the Budget Control Act. On October 17, 2013, H.R. 2775 the “Continuing Appropriations Act of 2014” was signed into law by the President, extending the debt ceiling through February 7, 2014 and temporarily restoring funding for government agencies. The legislation funded federal agencies through January 15, 2014, and at the FY 2013 enacted levels, which reflected the first sequestration cuts that took effect in March and a discretionary funding level of $986 billion, the amount available to the appropriators to fund FY 2014 federal government programs.

On December 19, 2013, Congress passed the Bipartisan Budget Act of 2013 (the "Bipartisan Budget"). The Bipartisan Budget is a two-year plan that set spending for the Pentagon and other federal agencies at $1.012 trillion for fiscal 2014. For FY 2015, overall spending will increase only slightly to $1.014 trillion. The Bipartisan Budget calls for extending part of the sequester into 2022 and 2023 to get an additional $23 billion in planned savings.

On February 15, 2014  legislation was signed that raises the U.S. debt limit through approximately March 2015. In addition, appropriators passed legislation that offset a significant portion of the sequester cuts. This does translate to a better outlook for the defense industry than what was generally expected for both 2014 and 2015. However, we continue to expect lower or delayed awards on some of our programs, with a related negative impact on our revenues, earnings and cash flows.

In March 2014, the Pentagon submitted its FY 2015 Budget Request of approximately $496 billion, which was consistent with the Bipartisan Budget Spending Authorization. Also in March 2014, the Pentagon published the Quadrennial Defense Review ("QDR"). Both the Pentagon’s FY 2015 Budget Request and the QDR provide important insights for future national security funding priorities and related programs, which include cyber security and warfare, unmanned systems, satellite communications, missile defense and electronic warfare.

In September 2014, the President signed a FY2015 Continuing Resolution ("CR") that funded the government through December 11, 2014.

On December 13, 2014, the Senate passed a $1.1 trillion omnibus appropriations bill, the “Consolidated and Further Continuing Appropriations Act, 2015. The legislation will fund most of the government through FY 2015. The Consolidated and Further Continuing Appropriations Act, 2015 includes the Department of Defense Appropriations Act of 2015, which provides $554.2 billion in base and overseas contingency operation funding, compared to $572 billion enacted in FY 2014 and $554.3 billion in the President’s budget request. The base budget appropriation was $496.1 billion, with $64.2 billion for Overseas Contingency Operations (OCO) of the Department of Defense (DoD), compared to $85.2 billion for DoD OCO enacted in FY 2014. On February 2, 2015, Congress was sent a proposed Fiscal Year (FY) 2016 Department of Defense budget request of $585.3 billion in discretionary budget authority to fund both base budget programs and Overseas Contingency Operations (OCO). The FY 2016 base budget of $534.3 billion includes an increase of $38.2 billion over the FY 2015 enacted budget of $496.1 billion. DoD’s FY 2016 OCO budget of $50.9 billion is $13.3 billion - or about 21 percent - lower than the FY 2015 enacted level of $64.2 billion, reflecting the end of the combat mission and the continued draw down of forces in Afghanistan. The combined request represents an increase of $24.9 billion or about four percent, reflecting the need to modernize the force for the future and respond to emerging security challenges.

The FY 2016 budget supports the 2014 Quadrennial Defense Review (QDR) strategy, beginning with its three pillars: protect the homeland, build security globally, and project power and win decisively. The budget also reaffirms the five key priorities identified in the QDR. These include the re-balance to the Asia-Pacific region, a strong commitment to security and stability in Europe and the Middle East, a global approach to countering violent extremists, key investments in technology, and strengthening alliances and partnerships around the world.

The FY 2016 budget proposes investments in the modernization of key capability areas, including nuclear deterrence, space, missile defense, cyber security, and power protection. The budget also resubmits a number of critical reforms proposed in the FY 2015 budget, including improvements to DoD business operations, force structure modifications, streamlining our base infrastructure, strengthening sexual assault prevention and response programs, and providing for service members and their families. The budget maintains a prudent balance among Joint Force capacities, capabilities, and readiness, and continues to keep faith with service members and their families.

Unless a Fiscal 2016 Federal Budget is agreed to by the President and the Congress, Sequestration returns with the beginning of Federal Fiscal 2016, on October 1, 2015, and an approximate Base Defense Budget of $500 billion.

Current Reporting Segments

We historically operated in two reportable segments: Kratos Government Solutions (“KGS”) and Public Safety & Security (“PSS”). In the fourth quarter of 2014, we expanded the number of reportable segments to three as we separated the KGS segment into two reportable segments: KGS and Unmanned Systems (“US”). As a result, the KGS reportable segment is comprised of an aggregation of Kratos’ Government Solutions operating segments, including our electronic products, satellite communications, modular systems and rocket support operating segments. The Unmanned Systems reportable segment consists of our unmanned aerial system and unmanned ground system businesses operating segment. The PSS reportable segment remains unchanged. This change in segment reporting presentation does not change any consolidated totals. We made this segment reporting change because we believe that the new presentation will provide investors with greater insight into our consolidated results and operating performance. Throughout this filing, all segment information for the years ended December 31, 2013 and 2012 has been recast to conform to the new segment reporting presentation. We organize our business segments based primarily on the nature of the products, solutions and services offered. Transactions between segments are negotiated and accounted for under terms and conditions similar to other government and commercial contracts, and these intercompany transactions are eliminated in consolidation. The consolidated financial statements in this Annual Report are presented in a manner consistent with our operating structure. For additional information regarding our reportable segments, see Note 14 of the Notes to Consolidated Financial Statements. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets wherever possible.

Kratos Government Solutions Segment
The KGS segment provides C5ISR products, solutions and services primarily for strategic mission critical national security programs and priorities. Our primary end customers in the KGS segment are U.S. Government agencies, including the Department of Defense ("DoD"), classified agencies, intelligence agencies, civilian agencies, other national security agencies and homeland security related agencies. Certain other customers in the KGS segment include foreign governments, and to a lesser degree, commercial customers, both domestic and foreign. Our C5ISR products, solutions, and services include the following:

Electronic Warfare/Attack and Intelligence, Reconnaissance and Surveillance. We design, engineer and manufacture a wide variety of radio frequency (“RF”) and microwave components, subsystems and systems for use in command and control systems, flight instrumentation, weapons sensors, radar, communication systems, electronic warfare, electronic attack and ISR systems. Our products are integrated into many of the DoD's ground, air, and sea-based CSISR platforms. Key programs include the Trident II D5 Missile, EA-18G Growler, P-8 Poseidon, E-2D Hawkeye, RC-135 Rivet Joint, F-15 Eagle, Gripen, F-16 Falcon, Eurofighter Typhoon, F-18 E/F Super Hornet, APR 39, AESA radar upgrades, SEWIP, AMRAAM, Iron Dome, Sling of David, Arrow, Barak, Spyder and Firefinder Radar.
Satellite Command and Control, Satellite Communications Support, Signal Monitoring, Interference Detection, and Geolocation. We provide integrated solutions for the satellite communications and reconnaissance markets. Our products encompass satellite ground systems and infrastructure, including specialized equipment and proprietary software for satellite command and control. Our products and services are also focused on assured command and control of satellite links, including monitoring links between satellites, base stations, and mobile assets such as unmanned vehicles; assuring quality of service; and detecting, locating and defending against interference and cyber attacks. Our solutions are also deployed in support of many next-generation military, national security related and civilian satellite systems including GPS (OCX), environmental systems (GOES-R, NPP, NPOESS), strategic warning (SBIRS), communication systems (AEHF, WGS, MUOS, TDRSS, Iridium), confidential programs, micro satellite programs and a majority of global commercial SATCOM systems.
Ballistic Missile Defense Test and Evaluation. We have expertise in the area of ballistic missile test and evaluation products and services, primarily dedicated to AEGIS Ballistic Missile Defense and Missile defense Agency (MDA) missions. This includes exclusive rights to the marketing of the Oriole Rocket System for National Security related target products, solutions and services, sounding rockets and suborbital research. We possess both the intellectual property and subject matter expertise in sensors modeling and simulation associated with a wide range of missile technologies. This area of our business develops and produces cost effective ballistic missile defense targets. These ballistic missile targets or AEGIS Readiness Assessment Vehicles (“ARAV”) are a key test and evaluation component for the U.S. AEGIS based Ballistic Missile Defense forces and MDA systems. We also provide technology, products, services and solutions related to hypersonic vehicles, directed energy weapons and the electromagnetic rail gun.
Cyber and IT. We provide a variety of cybersecurity products, solutions and services to the DoD, intelligence community and commercial customers. We offer NeuralStar® and dopplerVUE®, our proprietary software based network management products, via software license and maintenance sales, which also serve as a platform for incremental network-based services work. We have extensive experience building complex and secure networks for the U.S. Government and possess in-depth experience with network operations centers. We also scan our customers' networks for cyber threats. We are involved in a wide range of services, including installation, upgrade and maintenance of command, control, computing, and surveillance systems for customers such as the Department of Homeland Security (“DHS”), the U.S. State Department and the Space and the Naval Warfare Systems Center.
Learning, Performance and Training Solutions. Our learning, performance and training solutions consist of a broad range of products and service capabilities. We design, manufacture and market full-scale training simulators for fixed-wing aircraft (Harrier and Prowler), rotary-wing aircraft (UH-60 Blackhawk, CH-47 Chinook, and CH-53 Sea Stallion) and ground combat vehicles (M1 Abrams Main Battle Tank, M2/M3 Bradley fighting vehicles and High Mobility Artillery Rocket Systems or HIMARS)), and Aircrew Virtual Environmental Trainer systems. We deliver training solutions and web-enabled or satellite-based interactive distance learning for customers in the DoD, other government agencies, universities and commercial organizations. Our training solutions include services, product development, and tools addressing a wide range of related disciplines that include deep human performance and competency-based needs analysis. We specialize in delivering full lifecycle manpower, personnel and training support for acquisition programs and a cross-domain analysis program supporting program systems integration requirements. Our innovative design and development group delivers training solutions that span classroom, field, e-learning, simulation, mobile and serious gaming delivery modalities as well as incorporating learning management services in our own learning management platform or customer-based solutions.
Missile Range Operations and Technical Services. A key area of differentiation for us is within the missile, gun range and related technical service areas. We have resources stationed at many major range locations throughout the U.S., including the Naval Air Warfare Center Pt. Mugu, the Hawaii Pacific Missile Range Facility, the White Sands Missile Range, New Mexico and the Naval Service Warfare Center Dahlgren Division. Our services include aerial target operations and maintenance, ballistic missile range defense system operations, surface and undersea target operations and maintenance, missile systems operations and maintenance, range s, range operations planning and support, test and evaluation target launch operations, hazardous materials management, supply and logistics support and manufacturing.

Weapon Systems Lifecycle Sustainment, Support and Extension. We provide weapons systems lifecycle sustainment, support, and extension services for the DoD and foreign governments. These services focus on maintaining, testing and repairing certain weapons systems such as the Chaparral, Avenger and HAWK missile systems.
Manufacturing of Specialized Modular Systems, Tactical Combat Products, Shelters and Enclosures for C5ISR Systems, Command and Control Modular Systems for UAVs, Modular Data Centers and Critical Infrastructure Shelters, Weapons Systems and Warfighter Related Systems. We provide tactical combat vehicle shelters for C5ISR systems. We provide specialized modular systems for UASs, weapons systems, missile systems, radars, electromagnetic rail gun, directed energy weapon systems and warfighter related systems. Our specialized modular products include lightweight, high-strength enclosures for widely recognized military programs and platforms such as the Patriot Missile Defense system, Littoral Combat Ship and the DDG-1000 Destroyer. Our products and solutions are used to support UAS platforms such as the MQ 1C Gray Eagle, MQ-1C Sky Warrior, Gorgon Stare, MQ-8 Fire Scout, RQ-4B Broad Area Maritime Surveillance and the Persistent Threat Detection System ISR platform.Our modular data centers and critical infrastructure shelters are used for commercial applications as well as for the protection of U.S employees stationed in consulates and embassies throughout the world. Many of our products include high altitude electromagnetic pulse protection and other types of electromagnetic, electronic warfare and other protections. Our product design approach focuses on highly engineered enclosures and facilities that have the flexibility to be modified to very unique customer specifications. We routinely design, integrate and install other components and systems into our standard products, such as command, control and communication systems infrastructure, racks and cabinets and power distribution and lighting.
Unmanned Systems Segment
In the US segment we design, engineer, manufacture, test, and operate composite unmanned aerial target drone systems such as the BQM-167A, BQM-167i, BQM-177A, BQM-177i, and BQM-178 or Firejet. We also supply UAS platforms with sensors, avionics and electronic components including electro-optical/infrared sensors, training systems and ground systems. We also manufacture and provide avionics systems and ground flight control systems. We have manufactured the air frame for the Miniature Air Launched Decoy (MALD) unmanned aerial system. We engineer, design, manufacture and operate command, control and communications systems for numerous unmanned ground and seaborne platforms and systems. We are currently in development of a high performance Unmanned Combat Aerial System (UCAS) utilizing our existing UAS technology, aircraft and assets.
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
Significant and highly specialized experience. Through existing customer engagements and the government-focused acquisitions we have performed on and completed over the past several years, we have amassed significant and highly specialized experience in areas directly related to C5ISR, including cybersecurity, cyberwarfare, information assurance and situational awareness; military range operations and technical services; missile, rocket, and weapons systems test and evaluation; mission launch services; modeling and simulation; UAS and UGS products and technology; advanced network engineering and IT services; and public safety, security and surveillance systems integration. We also produce products and provide solutions and services related to certain C5ISR platforms, unmanned system platforms, weapons systems, national security related assets and Warfighter systems. This collective experience, or past performance qualifications, is a requirement for the majority of our contract vehicles and customer engagements. Many of our approximately 3,600 employees have specialized national security expertise. Many of the products that we produce include or contain our intellectual property. Many of the program positions we have are on a “sole source” basis. We believe these characteristics represent a significant competitive strength and position us to win renewal or follow-on business.
Specialized national security focus aligned with mission-critical national security priorities. Continued concerns related to the threats posed by certain foreign nations and terrorists have caused the U.S. Government to identify national security as an area of functional and spending priority. Budget pressures, particularly related to DoD spending, have placed a premium on developing and fielding relatively low-cost, high-technology solutions to assist in national security missions. Our primary capabilities and areas of focus, listed below, are strongly aligned with the objectives of the U.S. Government:

•	Unmanned systems

•	Satellite communications and radio frequency detection

•	Electronic warfare, attack, missile, and radar systems

•	Intelligence, surveillance and reconnaissance

•	Ballistic missile defense

•	Command, control and combat systems

•	Cybersecurity and information assurance

Diverse base of key contracts with low concentration. Many of our contracts are single-award and or sole source in nature, where Kratos is the only awardee by the customer. In many cases, our ability to obtain single award, sole source contracts is due to our intellectual property, past performance qualifications and relative experience. Additionally, as a result of our business development focus on securing key contracts, we are also a preferred contractor on numerous multi-year, government-wide acquisition contracts (“GWACs”) and multiple award contracts ("MACs"). Our preferred contractor status provides us with the opportunity to bid on billions of dollars of business each year against a discrete number of other pre-qualified companies. We have a highly diverse base of contracts with no contract representing more than 5% of 2014 revenue. Our fixed-price contracts, almost all of which are production contracts, represent approximately 83% of our 2014 revenue. Our cost-plus-fee contracts and time and materials contracts represent approximately 12% and 5%, respectively, of our 2014 revenue. We believe our diverse base of key contracts and low reliance on any one contract provides us with a stable, balanced revenue stream.
In-depth understanding of customer missions. We have a reputation for successfully providing mission-critical products, solutions and services to our customers. Our long-term relationships with the U.S. Air Force, U.S. Army, and U.S. Navy and other national security related customers and agencies enable us to develop an in-depth understanding of their missions and technical requirements. In addition, the majority of our employees are located at our customer sites, at secure manufacturing facilities or at critical infrastructure locations, all of which provides valuable strategic insight into our customers' ongoing missions and future program requirements. This understanding of our customers' missions, requirements and needs, in conjunction with the strategic location of our employees, enables us to offer technical solutions tailored to our customers' specific requirements and evolving mission objectives. In addition, once we are on-site with a customer, we have historically been successful in winning new and recompete business.
Significant cash flow visibility driven by stable backlog. As of December 28, 2014, our total backlog (see Backlog below) was approximately $1.1 billion, of which approximately $662.0 million was funded backlog. The majority of our sales are from orders issued under long-term contracts, typically three to five years in duration. Our contract backlog provides visibility into stable future revenue and cash flow over a diverse set of contracts.
Highly skilled employees and an experienced management team. We deliver our services through a skilled and primarily technically oriented workforce of approximately 3,600 employees. Our senior managers have significant experience with U.S. Government agencies, the U.S. military and U.S. Government contractors. Many of our employees hold National Security clearances. Members of our management team have experience growing businesses both organically and through acquisitions. We believe that the cumulative experience and differentiated expertise of our personnel in our core focus areas, coupled with our sizable employee base, allow us to qualify for and bid on larger projects in a prime contracting role.
Our Strategy
Our strategy is to continue to grow our business as a leading provider of highly differentiated technology, products, solutions and services in our core areas of focus, as noted previously, by delivering comprehensive, leading technology products, high-end engineering services, technical solutions, product manufacturing, and IT solutions to U.S. Government agencies, while improving our margin rates, overall profitability and operating cash flows. To achieve our objective, we intend to primarily focus on internal growth and to eliminate costs where possible.
Internal Growth
We are focused on generating internal growth by capitalizing on our current contract base and customer relationships, expanding product, solution and service offerings provided to our existing technology, intellectual property, and product, customers, and expanding our overall customer and contract base.
Expand Technology Product, Solution and Service Offerings Provided to Existing customers. We are focused on expanding the technology products, solutions and services we provide to our current customers by leveraging our strong relationships, technical capabilities and past performance record and by offering a wider range of comprehensive technology rich products and solutions as we make select investments in specialized products and solutions we believe can be growth areas for us. In regard to areas of specialization, our product and service offerings include manufacturing of specialized defense electronics products, integrated technology solutions for satellite communications and specialized unmanned aerial targets, unmanned aerial systems and unmanned ground systems. We believe our understanding of customer missions, processes, needs and requirements, and our ability to deliver low cost, technology leading products and solutions, position us well for success in the current constrained budget environment.
Capitalize on Current Contract Base. We are pursuing new program and contract opportunities and awards as we build the business with our expanding technology base, contract portfolio, and product, solution and service offerings. We are also aggressively pursuing several new National Security programs, including SEWIP, NGJ, AMDR, SABR, F-35, AESA upgrades, 3DELRR directed energy systems, hypersonic systems, electromagnetic rail gun systems, unmanned combat aerial systems, unmanned ground systems and robotics. We also are aggressively pursuing task orders under existing contract vehicles to maximize our revenue and strengthen our customer relationships.We have developed several internal tools that facilitate our ability to track, prioritize and win task orders under these vehicles. Combining these tools with our technical expertise, our strong past performance record and our knowledge of our customers' needs should position us to win additional task orders.
Expand Customer and Contract Base. We are also focused on expanding our customer base into areas with significant growth opportunities by leveraging our technology capabilities, industry reputation, long-term customer relationships and diverse contract base. We anticipate that this expansion will enable us both to pursue additional higher value work and to further diversify our revenue base across the U.S. Government and with international and commercial customers.
Improve Operating Margins. We believe that we have opportunities to increase our operating margins and improve profitability by capitalizing on our corporate infrastructure investments and internally developed tools, improving efficiencies and reducing costs, and concentrating our efforts on increasing the percentage of revenues generated from high value-added contracts.
Capitalize on Corporate Infrastructure Investments. In recent periods, we have made significant investments in our senior management and corporate infrastructure in anticipation of future revenue growth for cyber security threats, increased and changing regulations we are subject to, and the changing national security environment. These investments included hiring senior executives with significant experience in the national security industry, strengthening our internal controls over financial reporting and accounting staff in support of public company reporting requirements, making significant investments to enhance security for cyber attacks, and expanding our backlog and bid and proposal pipeline. We will be allocating additional resources in our pursuit of new, larger and highly technical contract opportunities, leveraging our increased scale and robust past performance qualifications. We believe our management experience and corporate infrastructure are more typical of a company with a much larger revenue base than ours. We therefore anticipate that, to the extent our revenue grows, we will be able to leverage this infrastructure base and increase our operating margins.

Strategic Acquisitions
We have acquired and integrated businesses that meet our primary strategic objectives of expanding our customer relationships, enhancing our current portfolio, increasing our overall past performance qualifications and furthering our strategic positioning on national security priority programs. Our recent acquisitions are described below.

Composite Engineering, Inc. (“CEi”): We acquired CEi in July 2012. CEi is a vertically integrated manufacturer and developer of unmanned aerial target systems and composite structures used for national security programs. Its drones are designed to replicate some of the most lethal aerial threats facing warfighters and strategic assets. CEi's customers include U.S. and foreign governments. CEi is a part of the US reportable segment.

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

Customers
A representative list of our customers in our KGS and US segments during 2014 included the U.S. Air Force, U.S. Army, U.S. Navy, U.S. Marines, Missile Defense Agency, the DHS, NASA, Foreign Military Sales (“FMS”), the U.S. Southern Command, U.S. Intelligence Community and certain classified customers. In 2014, representative customers in the PSS segment included Metropolitan Transportation Authority of New York, Prince George’s County Public Schools, Children’s Hospital of Philadelphia, Alamo Colleges, University of New Hampshire, City of Galveston, Texas Orthopedic Hospital, Port Authority of New York & New Jersey, Prudential, New York University, Fidelity, Scripps Clinic, PNC Bank, Halliburton, AT&T, Chevron, Mellon Bank, Calpine Power Plants, Capital Health, DuPont Fabros, BP America, University of Houston, Meridian Health and Memorial Hermann Hospital System.

Revenue from the U.S. Government (which includes FMS) includes revenue from contracts for which we are the prime contractor as well as those for which we are a subcontractor and the ultimate customer is the U.S. Government. Revenues from U.S. Government agency customers in aggregate accounted for approximately 65%, 64% and 59% of total revenues in 2012, 2013, and 2014, respectively.

Backlog

As of December 29, 2013 and December 28, 2014, our backlog was approximately $1.1 billion in both years of which $541.0 million was funded in 2013 and $662.0 million was funded in 2014. Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Our funded backlog does not include the full potential value of our contracts because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly or quarterly basis even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriation and the procuring agency allocates funding to the contract.

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

Employees
As of December 28, 2014, we had a work force of approximately 3,600 full-time, part-time and on-call employees.
Competition
Our market is competitive and includes the full range of companies in the U.S. defense industry and the information, services and security integration industries. Many of the companies that we compete against have significantly greater financial, technical and marketing resources and generate greater revenues than we do. Competition in the KGS and US segments include tier one, large U.S. Government contractors such as Northrop Grumman, Lockheed Martin, General Dynamics, SAIC, Leidos, Engility, ITT Systems, Computer Sciences Corporation, Raytheon, BAE Systems, L3, Orbital/ATK, Boeing, and CACI. While we view government contractors as competitors, we often team with these same companies in joint proposals or in the delivery of our services for customers. Tier two competitors include smaller and mid-tier government contractors such as AeroVironment, API Technologies, iRobot and Mercury Computer Systems. Intense competition and long operating cycles are both key characteristics of our business within the defense industry. It is common in the defense industry for work on major programs to be shared among a number of companies. A company competing to be a prime contractor or subcontractor on an award may, upon final award of the contract to another competitor, become a subcontractor for the final prime contractor. It is not unusual to compete for a contract award with a peer company and simultaneously perform as a supplier to or be a customer of that same competitor on other contracts, or vice versa. The nature of major defense programs, conducted under binding contracts, allows companies that perform well to benefit from a level of program continuity not frequently found in other industries. Competition in the PSS segment includes Siemens Building Technology, Johnson Controls, Diebold, and Convergint Technologies, among others.
We believe that the principal competitive factors in our ability to win new business include past performance qualifications, customer relationships, domain and technology expertise, intellectual property positions, the ability to replace contract vehicles, the ability to deliver results within budget (time and cost), reputation, accountability, staffing flexibility, and project management expertise, and our ability to deliver cost effective products, solutions and services that meet our customers’ requirements. We believe our ability to compete also depends on a number of additional factors, including the ability of our customers to perform the services themselves and competitive pricing for similar services. The current Federal Procurement environment is driven primarily by “low price, technically acceptable” contract award decisions. Accordingly, innovation and the ability for a contractor to quickly deliver a low cost, technically compliant solution or product are critical in the current competitive environment. In addition, competitor bid protests have become more prevalent in the current competitive environment, resulting in further delay of contract procurement activity.
In the U.S. defense industry, IT, and services markets, the U.S. Government has stressed competition and affordability in connection with its future procurement of products and services. This has lead to fewer sole source awards, as well as more emphasis on cost competitiveness. In addition, the DoD has announced several initiatives to improve efficiency, refocus priorities, modify contract terms, and enhance DoD best practices including those used to procure goods and services from defense contractors. See the Industry Background section in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the Industry Update section in Item 1 "Business" contained within this Annual

Report. These initiatives, when implemented, together with planned reductions in defense spending levels, are likely to result in fewer new opportunities for our industry as a whole with more demanding terms. A reduced opportunity set is likely to intensify competition within the industry as companies compete for a more limited set of new programs.
Research and Development
We believe that our future success depends upon our ability to continue to develop new products and services, and enhancements to and applications for our existing products and services. Our research and development expenses were $17.8 million, $21.4 million and $23.0 million, respectively, in 2012, 2013, and 2014, respectively. We intend to continue our focus on research and development as a key strategy for growth, which will focus on investments in those fields that we believe will offer the greatest opportunity for growth and profitability. Our current primary internal research and development ("IR&D") focus areas include unmanned systems, electronic warfare, satellite communications and signal monitoring.
Intellectual Property
We believe that our continued success depends in large part on our proprietary technology, the intellectual skills of our employees and the ability of our employees to continue to innovate. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights.
As of December 28, 2014, we held U.S. patents and foreign patents. We do not consider our business to be materially dependent upon any individual patent. We will continue to file and pursue patent applications when and where appropriate to attempt to protect our rights in our proprietary technologies. We also encourage our employees to continue to invent and develop new technologies so as to maintain our competitiveness in the marketplace.
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
the False Claims Act and the False Statements Act, which, respectively, impose penalties for payments made on the basis of false facts provided to the government and impose penalties on the basis of false statements, even if they do not result in a payment; and
laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.
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
The nature of the work we do for the federal government may also limit the parties who may invest in or acquire us. Export laws may keep us from providing potential foreign acquirers with a review of the technical data they would be acquiring. In addition, there are special requirements for foreign parties who wish to buy or acquire control or influence over companies that control technology or produce goods in the security interests of the U.S. There may need to be a review under the Exon-Florio provisions of the Defense Production Act. Finally, the government may require a prospective foreign owner to establish intermediaries to actually run that part of the company that does classified work, and establishing a subsidiary and its separate operation may make such an acquisition less appealing to such potential acquirers.

In addition, the export from the U.S. of certain of our products may require the issuance of a license by the U.S. Department of Commerce under the Export Administration Act, as amended, and is implementing regulations as kept in force by the International Emergency Economic Powers Act of 1977, as amended. Some of our products may require the issuance of a license by the U.S. Department of State under the Arms Export Control Act and its implementing regulations, which licenses are generally harder to obtain and take longer to obtain than do Export Administration Act licenses.
Our business may require compliance with state or local laws designed to limit the uses of personal user information gathered online or require online services to establish privacy policies.
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
Environmental
Our manufacturing operations are subject to many requirements under environmental laws. In the U.S., the United States Environmental Protection Agency and similar state agencies administer laws that restrict the emission of pollutants into the air, discharges of pollutants into bodies of water and disposal of pollutants on the ground. Violations of these laws can result in significant civil and criminal penalties and incarceration. The failure to obtain a permit for certain activities may be a violation of environmental law and subject the owner and operator to civil and criminal sanctions. Most environmental agencies also have the power to shut down an operation if it is operating in violation of environmental law. U.S. laws also typically allow citizens to bring private enforcement actions in some situations. Outside the U.S., the environmental laws and their enforcement vary and may be more burdensome. We have management programs and processes in place that are intended to minimize the potential for violations of these laws.
Other environmental laws, primarily in the U.S., address the contamination of land and groundwater and require the clean-up of such contamination. These laws may apply not only to the owner or operator of an on-going business, but also to the owner of land contaminated by a prior owner or operator. In addition, if a parcel is contaminated by the release of a hazardous substance, such as through its historic use as a disposal site, any person or company that has contributed to that contamination, whether or not it has a legal interest in the land, may be subject to a requirement to clean up the parcel.
Available Information
We file reports with the Securities and Exchange Commission (“SEC”). We make available on our website under “Investor Relations/Financial Information/SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.kratosdefense.com. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains our reports, proxy and information statements, and other information at www.sec.gov.

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
In fiscal 2012, 2013 and 2014, we generated 65%, 64% and 59%, respectively, of our total revenues from contracts with the U.S. Government (including all branches of the U.S. military), either as a prime contractor or a subcontractor. We expect to continue to derive most of our revenues from work performed under U.S. Government contracts. See the Industry Update section in Item 1 “Business” contained in this Annual Report for a discussion of the current budgetary and funding constraints on U.S. Government spending and legislation enacted to reduce the U.S. federal deficit. As a result, we have experienced and expect to continue to experience reduced or delayed awards on some of our programs, with a related negative impact to our revenues, earnings and cash flows. Competitor bid protests also have become more prevalent in the current competitive environment resulting from decreased government spending, which has led to further contract award delays. In addition, any future changes to the fiscal policies of the U.S. Government and foreign governmental entities may decrease overall government funding for defense and homeland security, result in delays in the procurement of our products and services due to lack of funding, cause the U.S. Government and government agencies to reduce their purchases under existing contracts, or cause them to exercise their rights to terminate contracts at-will or to abstain from exercising options to renew contracts, any of which would have an adverse effect on our business, financial condition, results of operations and/or cash flows. If the Congress and the President do not reach a fiscal agreement for the federal 2016 budget, sequestration returns on October, 2016, the impact of which could adversely impact our business.
If we fail to establish and maintain important relationships with government agencies and prime contractors, our ability to successfully maintain and develop new business may be adversely affected.
Our reputation and relationship with the U.S. Government, and in particular with the agencies of the DoD and the U.S. intelligence community, are key factors in maintaining and developing new business opportunities. In addition, we often act as a subcontractor or in “teaming” arrangements in which we and other contractors bid together on particular contracts or programs for the U.S. Government or government agencies. We expect to continue to depend on relationships with other prime contractors for a portion of our revenue for the foreseeable future. Negative press reports regarding conflicts of interest, poor contract performance, employee misconduct, information security breaches or other aspects of our business, regardless of accuracy, could harm our reputation. Additionally, as a subcontractor or team member, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, even when we perform as required. As a result, we may be unable to successfully maintain our relationships with government agencies or prime contractors, and any failure to do so could adversely affect our ability to maintain our existing business and compete successfully for new business.
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

Additionally, the possibility exists that our competitors might develop new technology or offerings that might cause our existing technology and offerings to become obsolete. If we fail in our new product development efforts or our products or services fail to achieve market acceptance more rapidly than our competitors, our ability to procure new contracts could be negatively impacted, which could negatively impact our results of operations and financial condition.

Loss of our GSA contracts or GWACs could impair our ability to attract new business.
We are a prime contractor under several General Services Administration ("GSA") contracts and Government wide Acquisition Contracts ("GWAC') vehicles. We believe that our ability to provide services under these contracts will continue to be important to our business because of the multiple opportunities for new engagements each contract provides. If we were to lose our position as prime contractor on one or more of these contracts, we could lose substantial revenues and our operating results could suffer. GSA contracts and other GWACs typically have a one or two-year initial term with multiple options exercisable at the government customer's discretion to extend the contract for one or more years. We cannot be assured that our government customers will continue to exercise the options remaining on our current contracts, nor can we be assured that our future customers will exercise options on any contracts we may receive in the future.
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

In addition, government contracts are frequently awarded only after formal competitive bidding processes, which have been and may continue to be protracted and typically impose provisions that permit cancellation in the event that necessary funds are unavailable to the government agency. Competitive procurements impose substantial costs and managerial time and effort in order to prepare bids and proposals for contracts that may not be awarded to us. In many cases, unsuccessful bidders for government contracts are provided the opportunity to formally protest certain contract awards through various agencies, administrative and judicial channels. We have experienced an increase in competitor bid protests on contracts on which we were the successful bidder due to the competitive environment resulting from decreased government spending. The protest process may substantially delay a successful bidder's contract performance, result in cancellation of the contract award entirely and distract management. We may not be awarded contracts for which we bid, and substantial delays or cancellation of purchases may follow our successful bids as a result of such protests.
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
As of December 28, 2014, our total backlog was approximately $1.1 billion, of which $662.0 million was funded. Funded backlog is estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Although funded backlog represents only business which is considered to be firm, cancellations or scope adjustments may still occur. The remaining $437.0 million of our total backlog as of December 28, 2014 is unfunded. Unfunded backlog reflects our estimate of future revenue under awarded government contracts and task orders for which either funding has not yet been appropriated or expenditure has not yet been authorized. Unfunded backlog does not include estimates of revenue from GWAC or GSA schedules beyond awarded or funded task orders but does include estimates of revenue beyond awarded or funded task orders for other types of indefinite delivery, indefinite quantity contracts. The amount of unfunded backlog is not exact or guaranteed and is based upon, among other things, management's experience under such contracts and similar contracts, the particular customers, the type of work and budgetary expectations. Our management may not accurately assess these factors or estimate the revenue we will realize from these contracts, and our funded, unfunded and total backlog may not reflect the actual revenue ultimately received from these contracts.

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

As a result of the Small Business Administration ("SBA") set-aside program, the federal government may decide to restrict certain procurements only to bidders that qualify as minority-owned, small, or small disadvantaged businesses. As a result, we would not be eligible to perform as a prime contractor on those programs and in general would be restricted to no more than 49% of the work as a subcontractor on those programs. An increase in the amount of procurements under the SBA set-aside program may impact our ability to bid on new procurements as a prime contractor or restrict our ability to recompete on incumbent work that is placed in the set-aside program.
U.S. Government in-sourcing could result in loss of business opportunities and personnel.
The U.S. Government has continued to reduce the percentage of contracted services in favor of more federal employees through an initiative called “in-sourcing.”  Over time, in-sourcing could have an adverse effect on our business, financial condition and results of operations.   Specifically, as a result of in-sourcing government procurements for services could be fewer and smaller in the future.  In addition, work we currently perform could be in-sourced by the federal government and, as a result, our revenues could be reduced. Moreover, our employees working on contracts could also be hired by the government.  This loss of our employees would necessitate the need to retain and train new employees.   Accordingly, the effect of in-sourcing or the continuation of in-sourcing at a faster than expected rate, could have an adverse effect on our business, financial condition, and results of operations.
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
Additional factors that may cause our financial results to fluctuate from quarter to quarter include those addressed elsewhere in these Risk Factors and the following factors, among others:

•	the terms of customer contracts that affect the timing of revenue recognition;

•	variability in demand for our services and solutions;

•	commencement, completion or termination of contracts during any particular quarter;

•	timing of shipments and product deliveries;

•	timing of award or performance incentive fee notices;

•	timing of significant bid and proposal costs;

•	the costs of remediating unknown defects, errors or performance problems of our product offerings;

•	variable purchasing patterns under GSA Schedule 70 contracts, GWACs, blanket purchase agreements and other indefinite delivery/indefinite quantity contracts;

•	restrictions on and delays related to the export of defense articles and services;

•	costs related to government inquiries;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs and joint ventures;

•	strategic investments or changes in business strategy;

•	changes in the extent to which we use subcontractors;

•	seasonal fluctuations in our staff utilization rates;

•	changes in our effective tax rate, including changes in our judgment as to the necessity of the valuation allowance recorded against our deferred tax assets; and

•	the length of sales cycles.

Significant fluctuations in our operating results for a particular quarter could cause us to fall out of compliance with the financial covenants related to our debt, which if not waived, could restrict our access to capital and cause us to take extreme measures to pay down our debt under the credit agreement. In addition, fluctuations in our financial results could cause our stock price to decline. See the risks and uncertainties related to our ability to raise additional capital below in “We may need additional capital to fund the growth of our business, and financing may not be available on favorable terms or at all.”

Our margins and operating results may suffer if we experience unfavorable changes in the proportion of cost-plus-fee or fixed‑price contracts in our total contract mix.

Although fixed-price contracts entail a greater risk of a reduced profit or financial loss on a contract compared to other types of contracts we enter into, fixed-price contracts typically provide higher profit opportunities because we may be able to benefit from cost savings and operating efficiencies. In contrast, cost-plus-fee contracts are subject to statutory limits on profit margins and generally are the least profitable of our contract types. Our U.S. Government customers typically determine what type of contract we enter into. Cost-plus-fee and fixed-price contracts in our federal business accounted for approximately 12% and 83%, respectively, of our federal business revenues for the year ended December 28, 2014. To the extent that we enter into more cost-plus-fee or less fixed-price contracts in proportion to our total contract mix in the future, our margins and operating results may suffer.

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
As of December 28, 2014, goodwill represented approximately 52% of our total assets. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 Intangibles-Goodwill and Other (“Topic 350”), we periodically review the carrying values of our goodwill to determine whether such carrying values exceed the fair market value. If impairment testing indicates that the carrying value of a reporting unit exceeds its fair value, the goodwill of the reporting unit is deemed impaired. Accordingly, an impairment charge would be recognized for that reporting unit in the period identified.
The identification and measurement of impairment involves the estimation of the fair value of reporting units. Accounting for impairment contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, incorporate management assumptions about expected future cash flows and contemplate other valuation techniques. Future cash flows can be affected by changes in industry or market conditions, among other things.

In 2012, as a result of our annual review, we recorded a goodwill impairment charge of $82.0 million related to our KGS segment to reflect the declining market valuations and the economic uncertainty in the U.S. defense industry as a result of uncertainty in our business environment due to the substantial fiscal and economic challenges facing the U.S. Government. Given the current market conditions and continued economic uncertainty in the U.S. defense industry, including sequestration and issues surrounding the national debt ceiling, our future revenues, profits and cash flows could be substantially lower than our current projections. Additional market factors that could impact our projections and our ability to successfully develop new products and platforms, for example our US reporting unit forecasts include the successful completion of certain performance criteria on new unmanned systems platforms, and acceptance of new unmanned systems platforms, including from a political and government budgetary standpoint. In addition, market-based inputs to the calculations in the impairment test, such as weighted average cost of capital, and market multiples, could also be negatively impacted. Such circumstances may result in the future deterioration of the fair value of our reporting units and an additional impairment of our goodwill. Due to continual changes in market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be impaired in future periods. Any resulting impairment loss could harm our profitability and financial condition.

Failure to properly manage projects may result in additional costs or claims.
Our engagements often involve large scale, highly complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our customers and to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. Any defects or errors or failure to meet customers' expectations could result in claims for substantial damages against us. Our contracts generally limit our liability for damages that arise from negligent acts, error, mistakes or omissions in rendering services to our customers. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued. In addition, in certain instances, we guarantee customers that we will complete a project by a scheduled date. If the project experiences a performance problem, we may not be able to recover the additional costs we will incur, which could exceed revenues realized from a project. Finally, if we underestimate the resources or time we need to complete a project with capped or fixed fees, our operating results could be adversely affected.

We use estimates when accounting for contracts, and any changes in such estimates could have an adverse effect on our profitability and our overall financial performance.
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
Because of the significance of the judgment and estimation processes described above, it is possible that materially different amounts could be obtained if different assumptions were used or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may have a material adverse effect upon the profitability of one or more of the affected contracts, future period financial reporting and performance. See the Critical Accounting Principles and Estimates section in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained within this Annual Report.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
Federal and state income tax laws impose restrictions on the utilization of net operating loss (“NOL”) and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). In general, an ownership change occurs when shareholders owning 5% or more of a “loss corporation” (a corporation entitled to use NOL or other loss carryovers) have increased their ownership of stock in such corporation by more than 50 percentage points during any 3-year period. The annual base Section 382 limitation is calculated by multiplying the loss corporation's value at the time of the ownership change by the greater of the long-term tax-exempt rate determined by the Internal Revenue Service in the month of the ownership change or the two preceding months. This base limitation is subject to adjustments, including an increase for built-in gains recognized in the five year period after the ownership change. In March 2010, an “ownership change” occurred that will limit the utilization of NOL carryforwards. In July 2011, another “ownership change” occurred. The March 2010 ownership change limitation is more restrictive. In prior years the company acquired corporations with NOL carryforwards at the date of acquisition ("Acquired NOLs"). The Acquired NOLs are subject to separate limitations that may further restrict the use of Acquired NOLs. As a result, the Company's federal annual utilization of NOL carryforwards will be limited to at least $27 million a year for the first five years succeeding the March 2010 ownership change and at least $11.6 million for each year thereafter subject to separate limitations for Acquired NOLs. If the entire limitation amount is not utilized in a year, the excess can be carried forward and utilized in future years. For the year ended December 28, 2014, there was no impact of such limitations on the income tax provision since the amount of taxable income did not exceed the annual limitation amount. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause in an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOL or other tax attributes may be further limited. As discussed elsewhere, deferred tax assets relating to the NOL and credit carryforwards are offset by a full valuation allowance. In addition, utilization of state tax loss carryforwards is dependent upon sufficient taxable income apportioned to the states.
Risks Related to Our Operations

We may need additional capital to fund the growth of our business, and financing may not be available on favorable terms or at all.

We currently anticipate that our available capital resources, including our credit agreement and operating cash flow, will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, these resources may not be sufficient to fund the long-term growth of our business. If we determine that it is necessary to raise additional funds, either through an expansion or refinancing of our agreement or through public or private debt or equity financings, additional financing may not be available on terms favorable to us, or at all. Disruptions in the capital and credit markets may continue indefinitely or intensify, which could adversely affect our ability to access these markets. Limitations on our borrowing base contained in our credit agreement may limit our access to capital, and we could fall out of compliance with financial and other covenants contained in our credit agreement which, if not waived, would restrict our access to capital and could require us to pay down our existing debt under the credit agreement. Our lenders may not agree to extend additional or continuing credit under our credit agreement or waive restrictions on our access to capital. If we were to conduct a public or private offering of securities, any new offering would be likely to dilute our stockholders' equity ownership. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of available opportunities, develop new products or otherwise respond to competitive pressures and our business, operating results or financial condition could be materially adversely affected.

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

Acquired businesses may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations to the U.S. Government or other customers, we, as the successor owner, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. Acquisitions also frequently result in the recording of goodwill and other intangible assets that are subject to potential impairment in the future that could harm our financial results. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our stock. Acquisitions and/or the related equity financings could also impact our ability to utilize our NOL carryforwards. As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate. Acquisitions frequently involve benefits related to integration of operations. The failure to successfully integrate the operations or otherwise to realize any of the anticipated benefits of the acquisition could seriously harm our results of operations.
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
Moreover, in a tight labor market our direct labor costs could increase or we may be required to engage large numbers of subcontractor personnel, which could cause our profit margins to suffer. Conversely, if we maintain or increase our staffing levels in anticipation of one or more projects and the projects are delayed, reduced or terminated, we may underutilize the additional personnel, which would increase our general and administrative expenses, reduce our earnings and possibly harm our results of operations.
We are subject to the requirements of the National Industrial Security Program Operating Manual for our facility security clearance, which is a prerequisite to our ability to perform on classified contracts for the U.S. government.
A facility security clearance is required for a company to perform on classified contracts for the DoD and certain other agencies of the U.S. government. Security clearances are subject to regulations and requirements including the National Industrial Security Program Operating Manual ("NISPOM"), which specifies the requirements for the protection of classified information released or disclosed to industry in connection with classified U.S. government contracts.
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
Our Board has hired an investment bank to assist in performing a formal review of the Company’s businesses, markets and competitive positioning and to evaluate strategic alternatives, including the divestment of certain businesses. This review may or may not result in the divestiture of one or more of our businesses. We may engage in the divestiture of one or more of our business units or product or service offerings, which may have an adverse effect on our business, and there is no assurance that any divestiture we pursue will be completed on favorable terms, on a timely basis, or at all.

Our business strategy involves assessing our business units and portfolio of product and service offerings with a view of divesting business units or product and service offerings where doing so may create shareholder value, while remaining consistent to our Stated Strategy Our Board of Directors is currently working with an investment banking firm to assist it in formally reviewing our businesses, markets and competitive positioning and in evaluating strategic alternatives, including the potential divestment of certain of our businesses. This may or may not result in divestment of certain of our businesses. Any divestitures may result in a dilutive impact to our future earnings, as well as significant write-offs, including those related to goodwill and other intangible assets, which could have an impact on our results of operations and financial condition. Impacts may include, without limitation, a reduction in our net operating losses to offset potential taxable gains resulting from the transaction and/or as a result of tax structuring related to a potential transaction. Divestitures could involve additional risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, the disruption of our business and the potential loss of key employees. We may not be successful in managing these or any other significant risks that we encounter in divesting a product or service offering. Further, even if we determine that it would be in the best interests of the Company and its stockholders to divest one or more business units or product or service offerings, we cannot assure that we will be able to successfully complete these transactions on favorable terms, on a timely basis, or at all.

Risks Related to Our International Operations
Revenues derived from our international business could be subject to global economic downturn and hardship.

Our international business represents 13.1% of our total revenue, which may be impacted by changes in foreign national priorities and government budgets and may be further impacted by global economic conditions and fluctuations in foreign currency exchange rates. Continued international economic uncertainty and reductions in consumer spending may result in reductions in our revenue. Additionally, disruptions in international credit markets may materially limit consumer credit availability and restrict credit availability of our customers. Any reduction in international sales of our solutions resulting from reductions in consumer spending or continued disruption in the availability of credit to retailers or consumers, could materially and adversely affect our business, results of operations and financial condition.
Our international business exposes us to additional risks.
Our operations outside of the U.S. are subject to risks that are inherent in conducting business under non-U.S. laws, regulations and customs, including those related to:

•	foreign currency exchange rate fluctuations, potentially reducing the U.S. dollars we receive for sales denominated in foreign currency;

•	the possibility that unfriendly nations or groups could boycott our solutions;

•	political conditions in the markets in which we operate;

•	potential increased costs associated with overlapping tax structures;

•	import-export control;

•	more limited protection for intellectual property rights in some countries;

•	difficulties and costs associated with staffing and managing foreign operations;

•	unexpected changes in regulatory requirements;

•	the difficulties of compliance with a wide variety of foreign laws and regulations;

•	longer accounts receivable cycles in certain foreign countries, whether due to cultural differences, exchange rate fluctuation or other factors;

•	technology transfer restrictions; and

•	changes to our distribution networks.

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

Violations of the International Traffic in Arms Regulations ("ITAR") or other applicable trade compliance regulations could result in significant sanctions including fines, more onerous compliance requirements and debarments from export privileges or loss of authorizations needed to conduct aspects of our international business. A violation of ITAR or other applicable trade regulations could materially adversely affect our business, financial condition and results of operations.
Risks Related to Our Outstanding Indebtedness
We have substantial indebtedness, which could adversely affect our cash flow, financial condition and business.
As of December 28, 2014, we had approximately $664.1 million of total indebtedness outstanding, which includes $5.8 million of unamortized original issue discount and $0.1 million of capital lease obligations. As a result of this indebtedness, our interest payment obligations are significant. The degree to which we are leveraged could have adverse effects on our business, including the following:

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

•
it may prevent us from raising the funds necessary to repurchase our outstanding Notes tendered to us if there is a change of control, which would constitute a default under the indenture governing such notes and under our credit agreement; and

•	it may decrease our ability to compete effectively or operate successfully under adverse economic and industry conditions.

Our high level of indebtedness increases the risk that we may default on our debt obligations. We may be unable to generate sufficient cash flow to pay the interest on our debt. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as reducing capital expenditures, reducing internal investments in research and development efforts, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. These alternative strategies may not be affected on satisfactory terms, if at all, and they may not yield sufficient funds to make required payments on our indebtedness.
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
As of December 28, 2014, approximately 9% of our consolidated assets, based on book value, and 9% of our consolidated revenues for the year ended December 28, 2014, respectively, were held by foreign subsidiaries, which do not guarantee the Notes. Our ability to meet our debt service obligations with cash from foreign subsidiaries will depend upon the results of operations of these subsidiaries and may be subject to legal, contractual or other restrictions and other business considerations. In addition, dividend and interest payments to us from the foreign subsidiaries may be subject to foreign withholding taxes, which would reduce the amount of funds we receive from such foreign subsidiaries. Dividends and other distributions from our foreign subsidiaries may also be subject to fluctuations in currency exchange rates and legal and other restrictions on repatriation, which could further reduce the amount of funds we receive from such foreign subsidiaries.
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
The indenture and the credit and security agreement governing our credit agreement subject us, and our subsidiaries, to several financial and other restrictive covenants, including limitations on liens or indebtedness, payment of dividends, transactions with affiliates, and mergers, sales or other dispositions of our assets.
Our credit agreement also requires us to comply with specified financial ratios, including a borrowing base availability and minimum fixed charge coverage ratio. Many factors, including events beyond our control, may affect our ability to comply with these covenants and financial ratios. We cannot be sure we will meet our debt-related obligations or that lenders will waive any failure to meet those obligations. Any failure to meet those debt-related obligations could result in an event of default under our other indebtedness and the acceleration of such indebtedness.

The restrictions contained in the indenture and in our credit agreement could also limit the ability of the Company and its subsidiaries to plan for or react to market conditions, meet capital needs or otherwise restrict their activities or business plans and adversely affect the ability to finance their operations, enter into acquisitions or to engage in other business activities that would be in their interest.

Risks Related to Our Intellectual Property

We may be unable to protect our intellectual property rights.
We rely on a combination of patents, trademarks, copyrights, trade secrets and nondisclosure agreements to protect our proprietary intellectual property. Our efforts to protect our intellectual property and proprietary rights may not be sufficient. We cannot be sure that our pending patent applications will result in the issuance of patents to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors or that these patents will remain valid or sufficiently broad to preclude our competitors from introducing technologies similar to those covered by our patents and patent applications. In addition, our ability to enforce and protect our intellectual property rights may be limited in certain countries outside the U.S., which could make it easier for competitors to capture market position in such countries by utilizing technologies that are similar to those developed or licensed by us. Competitors also may harm our sales by designing products that mirror the capabilities of our products or technology without infringing on our intellectual property rights. If we do not obtain sufficient protection for our intellectual property, or if we are unable to effectively enforce our intellectual property rights, our competitiveness could be impaired, which would limit our growth and future revenue.

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
U.S. Government agencies, including the Defense Contract Audit Agency (“DCAA”), routinely audit and investigate government contracts and government contractors' administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review the adequacy of our compliance with government standards for our accounting and management of internal control systems, including our: control environment and overall accounting system, general IT system, budget and planning system, purchasing system, material management and accounting system, compensation system, labor system, indirect and other direct costs system, billing system and estimating system used for pricing on government contracts. Both contractors and the U.S. Government agencies conducting these audits and reviews have come under increased scrutiny. The current audits and reviews have become more rigorous, and the standards to which contractors are being held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome. During the course of its current audits, the DCAA is closely examining and questioning several of our established and disclosed practices that it had previously audited and accepted, increasing the uncertainty as to the ultimate conclusion that will be reached.
A finding of significant control deficiencies in our system audits or other reviews can result in decremented billing rates to our U.S. Government customers until the control deficiencies are corrected and our corrections are accepted by Defense Contract Management Agency ("DCMA"). Government audits and reviews may conclude that our practices are not consistent with applicable laws and regulations and result in adjustments to contract costs and mandatory customer refunds. Such adjustments can be applied retroactively, which could result in significant customer refunds. Our receipt of adverse audit findings or the failure to obtain an “approved” determination of our various accounting and management internal control systems, including our changes to indirect cost and direct labor estimating systems, from the responsible U.S. Government agency could significantly and adversely affect our business, including our ability to bid on new contracts and our competitive position in the bidding process. A determination of non-compliance with applicable contracting and procurement laws, regulations and standards could also result in the U.S. Government imposing penalties and sanctions against us, including withholding of payments, suspension of payments and increased government scrutiny that could delay or adversely affect our ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts with the U.S. Government.

We have submitted incurred cost claims through 2013. The actual indirect cost audits by the DCAA have been completed for our subsidiaries for fiscal 2006. Although we have recorded contract revenues subsequent to fiscal 2006 based upon costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits or reviews and, if future adjustments exceed our estimates, our profitability would be adversely affected.

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
Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected. Our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of December 28, 2014. However, although we continue to devote substantial time and resources to the documentation and testing of our controls, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. Any failure to remediate any future material weaknesses or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our consolidated financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
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

We are subject to regulations requiring disclosures of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The rule requires companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of the Congo or an adjoining country. The rule can affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals is limited. In addition, there are costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of changes to products, processes, or sources of supply as a consequence of such verification activities. Since our supply chain is complex, we are not always able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures we implemented, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

Litigation may distract us from operating our business.
Litigation that may be brought by or against us could cause us to incur significant expenditures and distract our management from the operation of our business. Furthermore, there can be no assurance that we would prevail in such litigation or resolve such litigation on terms favorable to us, which may adversely affect our financial results and operations. See Note 15 of the Notes to Consolidated Financial Statements contained within this Annual Report on Form 10-K for a further discussion of our legal proceedings.

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

Certain provisions in our amended and restated certificate of incorporation and second amended and restated bylaws, as amended, and of Delaware law, may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.

Our amended and restated certificate of incorporation, our second amended and restated bylaws, as amended, and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the raider and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 28, 2014, we owned or leased approximately 2.1 million square feet of floor space at approximately 86 separate locations, primarily in the U.S., for manufacturing, warehousing, research and development, administration and various other uses. At December 28, 2014, we leased to third parties approximately 163,251 square feet of our leased facilities, and had vacant floor space of approximately 149,471 square feet. We continually evaluate our current and future space capacity in relation to current and projected future staffing levels. We maintain our properties in good operating condition and believe that the productive capacity of our properties is adequate to meet current contractual requirements and those for the foreseeable future.
We have major operations at the following locations:
Kratos Government Solutions: Huntsville, AL; San Diego, CA; Colorado Springs, CO; Orlando, FL; Woburn, MA; Baltimore and Lanham, MD; Lancaster and Dallastown, PA; Charleston and Walterboro, SC; and Dahlgren, Alexandria and Chantilly, VA. Locations outside the U.S. include France, Israel and the United Kingdom.
Unmanned Systems: San Diego and Sacramento, CA; and Fort Walton Beach, FL.
Public Safety and Security: Fullerton, CA; Newport, DE; Fairlawn, NJ and Houston, TX.
Corporate and other locations: San Diego, CA.
The following is a summary of our floor space at December 28, 2014:

Square feet (in thousands)	Owned	Leased	Total
Kratos Government Solutions	601	1,100	1,701
Unmanned Systems	20	180	200
Public Safety and Security	—	162	162
Corporate (includes San Diego operations of KGS, US and PSS segments)	—	34	34
Total	621	1,476	2,097

See Note 6 of the Notes to Consolidated Financial Statements contained within this Annual Report on Form 10-K for information regarding commitments under leases.

Item 3.  Legal Proceedings

See Note 15 of Notes to the Consolidated Financial Statements contained within this Annual Report on Form 10-K for a further discussion of our legal proceedings.

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock is listed on the NASDAQ Global Select Market and is traded under the symbol “KTOS.”

The following table sets forth the high and low sales prices for our common stock for the periods indicated, as reported by NASDAQ:

	High	Low
Year Ended December 28, 2014:
Fourth Quarter	$7.03	$4.28
Third Quarter	$7.99	$6.84
Second Quarter	$9.00	$7.03
First Quarter	$8.34	$7.00
Year Ended December 29, 2013:
Fourth Quarter	$8.74	$6.42
Third Quarter	$9.07	$6.50
Second Quarter	$6.65	$4.79
First Quarter	$5.10	$4.16
Holders of Record
On March 6, 2015, the closing sale price of our common stock as reported by the NASDAQ Global Select Market was $5.69 per share. On March 6, 2015, there were 402 shareholders of record of our common stock.

Dividend Policy

We have not declared any cash dividends since becoming a public company. We currently intend to retain any future earnings to finance the growth and development of the business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. In addition, our ability to pay dividends is restricted by both the indenture entered into in connection with the issuance of our 7.00% Senior Secured Notes due 2019 and our amended credit and security agreement, each as discussed in the section entitled “Liquidity and Capital Resources” in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 of the Notes to Consolidated Financial Statements contained within this Annual Report. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our future financial condition, results of operations and capital requirements, general business conditions and other relevant factors as determined by our board of directors.

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
The following performance graph presents a comparison of the five year cumulative stockholder return on our common stock against the cumulative total return of a broad equity market index, the Russell 2000 Stock Index, and an industry index, including a peer group composed of AAR Corp., AeroVironment, Inc., American Science & Engineering, Inc., API Technologies Corp., Comtech Telecommunications Corp.,  iRobot Corporation, and Mercury Systems, Inc., for the period commencing December 28, 2009 and ending December 28, 2014. The performance graph assumes an initial investment of $100 in our common stock and in each of the Russell 2000 Stock Index and the peer groups, and further assumes that all dividends were reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Kratos Defense & Security Solutions, Inc, the Russell 2000 Index, and a Peer Group

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

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

Amounts in millions except per share amounts
	December 26, 2010	December 25, 2011	December 30, 2012	December 29, 2013	December 28, 2014
Consolidated Statements of Operations Data:
Revenues	$408.5	$713.9	$969.2	$950.6	$868.0
Gross profit	84.3	191.2	257.2	240.0	218.2
Operating income (loss)	23.1	29.5	(49.7)	31.8	19.9
Provision (benefit) for income taxes	(12.7)	1.9	(1.6)	—	5.1
Income (loss) from continuing operations	14.6	(23.5)	(112.9)	(31.9)	(78.0)
Loss from discontinued operations	(0.1)	(0.7)	(1.5)	(5.3)	—
Net income (loss)	$14.5	$(24.2)	$(114.4)	$(37.2)	$(78.0)
Income (loss) from continuing operations per common share:
Basic	$0.88	$(0.86)	$(2.41)	$(0.56)	$(1.35)
Diluted	$0.87	$(0.86)	$(2.41)	$(0.56)	$(1.35)
Loss from discontinued operations per common share:
Basic	$(0.01)	$(0.02)	$(0.03)	$(0.09)	$—
Diluted	$(0.01)	$(0.02)	$(0.03)	$(0.09)	$—
Net income (loss) per common share:
Basic	$0.87	$(0.88)	$(2.44)	$(0.65)	$(1.35)
Diluted	$0.86	$(0.88)	$(2.44)	$(0.65)	$(1.35)
Weighted average shares:
Basic	16.6	27.4	46.9	56.8	57.6
Diluted	16.9	27.4	46.9	56.8	57.6

	December 26, 2010	December 25, 2011	December 30, 2012	December 29, 2013	December 28, 2014
Consolidated Balance Sheet Data:
Cash and cash equivalents	$10.8	$69.6	$49.0	$55.7	$34.7
Working capital	65.8	207.2	176.6	179.3	148.8
Total assets	535.7	1,216.0	1,284.0	1,216.6	1,138.8
Short-term debt	0.6	1.6	1.5	1.3	1.1
Long-term debt	226.1	631.5	630.1	628.9	663.0
Long-term debt premium	—	22.8	18.7	14.5	—
Total stockholders' equity	$169.9	$312.6	$324.1	$295.8	$224.3

The 2011 and 2012 Consolidated Statements of Operations and Comprehensive Loss Data and Consolidated Balance Sheet Data were impacted by the acquisitions we completed in those periods. The Consolidated Statements of Operations and Comprehensive Loss Data reflect the results from operations for each of the acquired companies from the date of acquisition and forward, which contributed an aggregate $375.1 million and $287.3 million increase in revenues from 2010 to 2011; and 2011 to 2012, respectively. We incurred acquisition related expenses of $12.5 million for fiscal 2011 and a benefit of $(2.7) million related to acquisition items for fiscal 2012. In 2012, we incurred an impairment of goodwill and intangible assets of $96.6 million. The 2014 Consolidated Statement of Operations includes a loss on extinguishment of debt of $39.1 million related to the refinance of the $625.0 million 10% Senior Secured Notes (“the 10% Notes”) due in 2017 with the $625.0 million newly issued 7.00% Senior Secured Notes due in 2019 (“the 7% Notes”).

The 2011 and 2012 Consolidated Balance Sheet Data reflects the impact of our acquisitions as well as the issuance of $625.0 million in 10% Senior Secured Notes and the issuance of approximately 39.3 million common shares which were used to fund the acquisitions. The 2014 Consolidated Balance Sheet Data reflects the refinancing of the $625.0 million 10% Notes with $625.0 million of newly issued 7.00% Notes. The net proceeds of the 7% Notes was $618.5 million after an original issue discount of $6.5 million. The Company utilized the net proceeds from the 7% Notes, a $41.0 million draw on a new credit agreement, as well as cash from operations to extinguish the 10% Senior Secured Notes.

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

Our primary end customers are U.S. Government agencies, including the DoD, classified agencies, intelligence agencies, other national security agencies and homeland security related agencies. We also conduct business with local, state and foreign governments and domestic and international commercial customers. In fiscal 2012, 2013 and 2014, we generated 65%, 64% and 59%, respectively, of our total revenues from contracts with the U.S. Government (including all branches of the U.S. military), either as a prime contractor or a subcontractor. We believe our stable customer base, strong customer relationships, intellectual property, broad array of contract vehicles, "designed in" positions on strategic national security platforms, large employee base possessing specialized skills, specialized manufacturing facilities and equipment, extensive list of past performance qualifications, and significant management and operational capabilities position us for success.

We were incorporated in the state of New York on December 19, 1994 and began operations in March 1995. We reincorporated in the state of Delaware in 1998.

Industry Background

Faced with significant budget pressures, in recent years the U.S. Government has implemented reductions in government spending, including reductions in appropriations for the U.S. Department of Defense (DoD) and other federal agencies, pursuant to the Budget Control Act of 2011 ("BCA"), as amended by the American Taxpayer Relief Act of 2012 and the Bipartisan Budget Act of 2013. Pursuant to the terms of the BCA, a sequestration went into effect in March 2013 resulting in a 7.8% reduction to the DoD budget for fiscal year (the period running from October 1st to September 30th, a "FY") 2013 to $495.5 billion, excluding funding for military personnel. The DoD budget was approximately $496 billion in FY 2014 and remains at a similar level in FY 2015. The DoD base budget excludes funding for overseas contingency operations, such as Afghanistan, Iraq and Syria, which are appropriated separately and are not currently subject to the BCA.
Under the BCA, funding for the DoD base budget is expected to increase very modestly to approximately $500 billion for FY 2016. In the years beyond FY 2016, the BCA permits annual increases for DoD base budget funding of about 2.4% with such caps remaining in force through FY 2023. The Administration has publicly signaled its intent to submit DoD budget requests that are significantly higher than the BCA caps, as it did in submitting the FY 2016 budget request and the associated FY 2016 Future Year Defense Program ("FYDP") on February 2, 2015 with all years exceeding the caps under the BCA. Such levels of DoD budget funding would require the Congress to enact legislation to raise the BCA caps. In the event DoD appropriations exceed the BCA caps in any fiscal year through FY 2023, across-the-board sequestration would go into effect, as occurred in 2013.
U.S. Government appropriations have and likely will continue to be affected by larger U.S. Government budgetary issues and related legislation. When a formal appropriation bill has not been signed into law before the end of the fiscal year, Congress may pass a Continuing Resolution ("CR") that authorizes agencies of the U.S. Government to continue to operate, generally at the same funding levels from the prior year, but typically does not authorize new spending initiatives during this period. If Congress fails to enact a CR, the U.S. Government may shut down, which likely would result in the closure of government offices and furlough of government workers, as well as impact the availability of funds to pay its contractors for work performed. In addition, if the national debt reaches the statutory debt ceiling, which is currently expected to occur in the first half of 2015, the Congress must enact legislation to increase the statutory debt ceiling. If the Congress fails to do so, then the U.S. Government may default on its debts, which would likely have a material adverse effect on the global financial markets.

In March 2014, the Pentagon submitted its FY 2015 Budget Request of approximately $496 billion, which was consistent with the Bipartisan Budget Spending Authorization. Also in March 2014, the Pentagon published the Quadrennial Defense Review ("QDR"). Both the Pentagon’s FY 2015 Budget Request and the QDR provide important insight for future national security funding priorities and related programs, which include cyber security and warfare, unmanned systems, satellite communications, missile defense and electronic warfare.

In September 2014, the President signed a FY2015 Continuing Resolution ("CR") that funded the government through December 11, 2014. The bill set the discretionary funding level for the federal government during CR period at an annual rate of $1.012 trillion.

In December 2014, the U.S. Congress and Senate passed the fiscal year 2015 omnibus appropriations bill, Consolidated and Further Continuing Appropriations Act, 2015 (the "2015 Appropriations Act") that totals $1.014 trillion in discretionary spending in compliance with the bipartisan Murray-Ryan budget agreement. The bill funds the government through September 30, 2015. The Department of Defense Appropriations Act, 2015, which is a part of the Appropriations Act, provides $554.2 billion in base and overseas contingency operation funding, compared to $572 billion enacted in fiscal year 2014 and $554.3 billion in the President’s budget request. The base budget appropriation is $496.1 billion with $64.2 billion for Overseas Contingency Operations ("OCO") of the Department of Defense ("DoD"), compared to $85.2 billion for DoD OCO enacted in fiscal year 2014.
Consequently, the DoD’s overall future spending levels remain uncertain, and we are unable to specifically predict potential changes to future DoD budgets on our programs and the effect that the foregoing would have on our future financial performance and outlook. In the event that BCA funding levels continue, or if other actions are taken to significantly reduce the DoD budget, it is possible that such reductions and related cancellations or delays affecting our existing contracts or programs could have a significant impact on the operating results of our business.

Current Reporting Segments

The Company historically operated in two reportable segments: Kratos Government Solutions (“KGS”) and Public Safety & Security (“PSS”). In the fourth quarter of 2014, the Company expanded the number of reportable segments to three as we separated the KGS segment into two reportable segments: KGS and Unmanned Systems (“US”). As a result, the KGS reportable segment is comprised of an aggregation of Kratos’ Government Solutions operating segments, including our electronic products, satellite communications, modular systems and rocket support operating segments.

The new Unmanned Systems reportable segment consists of our unmanned aerial, ground, seaborne and command, control and communications system business. The KGS and US segments provide products, solutions and services primarily for mission critical national security priorities. KGS and US customers primarily include national security related agencies, the DoD, intelligence agencies and classified agencies, and to a lesser degree, international government agencies and domestic and international commercial customers. The PSS segment provides independent integrated solutions for advanced homeland security, public safety, critical infrastructure, and security and surveillance systems for government and commercial applications. PSS customers are in the critical infrastructure, power generation, power transport, nuclear energy, financial, IT, healthcare, education, transportation and petro-chemical industries, as well as certain government and military customers.

The Company organizes its reportable segments based on the nature of the products, solutions and services offered. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts. This presentation is consistent with the Company's operating structure.

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

Unmanned Systems Segment

In our US segment we design, manufacture, test, and operate aerial target drone systems and composite structures, such as the BQM-167A, BQM-167i, BQM-177A, BQM-177i, and BQM-178 or Firejet. We also supply UAS platforms with sensors, avionics and electronic components including electro-optical/infrared sensors, training systems and ground shelters. We also manufacture and provide avionics systems and ground flight control systems for certain UAS platforms. These products and solutions are used on UAS platforms such as the MQ 1C Gray Eagle, MQ-1C Sky Warrior, Gorgon Stare, MQ-8 Fire Scout, RQ-4B Broad Area Maritime Surveillance and the Persistent Threat Detection System ISR platform. We have manufactured the air frame for the Miniature Air Launched Decoy (MALD) unmanned aerial system. We are currently in development of a high performance Unmanned Combat Aerial System (UCAS) utilizing our existing UAS.

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

Strategic Acquisitions

We have supplemented our organic growth by identifying, acquiring and integrating businesses that meet our primary objective of providing us with enhanced capabilities to pursue a broader cross section of the DoD, Department of Homeland Security and other government and critical infrastructure markets, complement and broaden our existing customer base and expand our primary service offerings. Our senior management team has significant acquisition experience.

Acquisition of CEi

On July 2, 2012, we completed the acquisition of Composite Engineering, Inc. (“CEi”) for approximately $164.0 million. The purchase price, including an adjustment for working capital and cash paid to the shareholders for an Internal Revenue Code ("IRC") Section 338(h)(10) election, included $135.0 million in cash and 4.0 million shares of the Company's common stock, valued at $5.94 per share on July 2, 2012, or $23.8 million. $10.7 million of the cash paid was placed into an escrow account as security for CEi's indemnification obligations as set forth in the CEi purchase agreement and was reduced by $1.0 million for the working capital adjustment paid to the Company in July 2013, at which time the remaining escrow was released to the CEi shareholders. In addition, we paid $2.5 million to retire certain pre-existing CEi debt and settle pre-existing accounts receivable from CEi at its carrying and fair value of $3.0 million. The Company made an election under Section 338(h)(10) of the IRC, which resulted in tax deductible goodwill related to this transaction, and paid approximately $1.6 million in additional tax liability incurred by the shareholders of CEi for this election. The Company estimates that the tax deductible goodwill and intangibles is approximately $136.3 million and can be deducted for federal and California state income taxes over a 15-year period.

In connection with the CEi acquisition, certain CEi personnel entered into long-term employment agreements with us. On July 2, 2012, we granted restricted stock units (“RSUs”) for an aggregate of 2.0 million shares of our common stock as long-term retention inducement grants to certain employees of CEi who joined Kratos. The RSUs had an estimated value of $11.9 million on the grant date, cliff vest on the fourth anniversary of the closing of the CEi acquisition, or earlier upon the occurrence of certain events, and are being accounted for as compensation expense over this four year period. As of December 28, 2014, 520,000 shares remain unvested and not forfeited.

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

Acquisition of Critical Infrastructure Business

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

Key Financial Statement Concepts

As of December 28, 2014, we consider the following factors to be important in understanding our financial statements.

KGS' and US' business with the U.S. Government and prime contractors is generally performed under cost reimbursable, fixed-price or time and materials contracts. Cost reimbursable contracts for the U.S. Government provide for reimbursement of costs plus the payment of a fee. Some cost reimbursable contracts include incentive fees that are awarded based on performance on the contract. Under time and materials contracts, we are reimbursed for labor hours at negotiated hourly billing rates and reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expenses. In accounting for our long-term contracts for production of products and services provided to the U.S. Government and provided to our PSS segment customers under fixed-price contracts, we utilize both cost-to-cost and units delivered measures under the percentage-of-completion method of accounting in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. Under the units delivered measure of the percentage-of-completion method of accounting, sales are recognized as the units are accepted by the customer generally using sales values for units in accordance with the contract terms. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on deliveries or as computed on the basis of the estimated final average unit costs plus profit. We classify contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts.

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

Results of Operations

Comparison of Results for the Year Ended December 29, 2013 to the Year ended December 28, 2014

Revenues. Revenues by reportable segment for the years ended December 29, 2013 and December 28, 2014 are as follows (in millions):

	2013	2014	$ Change	% Change
Unmanned Systems
Service revenues	$—	$—	$—
Product sales	121.6	81.5	(40.1)	(33.0)%
Total Unmanned Systems	121.6	81.5	(40.1)	(33.0)%
Kratos Government Solutions
Service revenues	233.9	207.4	(26.5)	(11.3)%
Product sales	385.4	382.7	(2.7)	(0.7)%
Total Kratos Government Solutions	619.3	590.1	(29.2)	(4.7)%
Public Safety & Security
Service revenues	209.7	183.4	(26.3)	(12.5)%
Product sales	—	13.0	13.0
Total Public Safety & Security	209.7	196.4	(13.3)	(6.3)%
Total revenues	$950.6	$868.0	$(82.6)	(8.7)%

Revenues decreased $82.6 million from $950.6 million in 2013 to $868.0 million in 2014. The decrease in revenues was primarily due to contract delays as a result of competitor protests on awards made to Kratos, a decline in shipments of our defense products, and delays in orders and awards as a result of the challenging federal government and DoD funding environment, all of which adversely impacted the timing of new contract awards, bookings and the Company’s revenues. Additionally, revenues in our KGS Segment were also adversely impacted by a decrease resulting from the expected completion of two sizable satellite communications projects as the scope of work completed its natural contract life cycle transitioning from production to sustainment, which impacted revenue by approximately $18.5 million, and continued ongoing weakness and increased competition and commoditization in our legacy government services businesses of approximately $26.1 million. Revenues in our US Segment were impacted by the reduction of shipments of certain of our aerial target products due primarily to delays in the timing of follow-on and new international contract awards. These reductions in our KGS and US segments were partially offset by growth in our simulation and training business of $18.8 million in our KGS Segment. PSS segment revenue decreased by $13.3 million, which was primarily due to the delay in contract awards and project starts in 2014 offset by the delivery of security related communication equipment of $13.0 million.

Product sales decreased $29.8 million from $507.0 million for the year ended December 29, 2013 to $477.2 million for the year ended December 28, 2014, primarily as a result of the decline in product shipments due to the factors discussed above. As a percentage of total revenue, product revenues were 53.3% for the year ended December 29, 2013 as compared to 55.0% for the year ended December 28, 2014. Service revenues decreased by $52.8 million from $443.6 million for the year ended December 29, 2013 to $390.8 million for the year ended December 28, 2014. The decrease was primarily related to reductions in the legacy government service revenues and other service contracts in the KGS segment, which reductions are being experienced industry wide as a result of declining DoD budgets, changes in certain DoD procurement rules and other factors, as well as due to the expected completion of two sizable satellite communications projects.

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

Cost of revenues.  Cost of revenues decreased from $710.6 million for the year ended December 29, 2013 to $649.8 million for the year ended December 28, 2014. The $60.8 million decrease in cost of revenues was primarily a result of decreased revenue discussed above.

Gross margin declined from 25.2% for the year ended December 29, 2013 compared to 25.1% for the year ended December 28, 2014. Margins on services decreased from 24.4% for the year ended December 29, 2013 to 22.1% for the year ended December 28, 2014, due primarily to an unfavorable mix of revenues and decreased margins in our PSS segment. Margins on product sales increased for the year ended December 29, 2013 as compared to December 28, 2014 from 26.0% to 27.7%, respectively, primarily as a result of a change in mix of products sold. Margins in the KGS segment increased from 26.2% for the year ended December 29, 2013 to 27.4% for the year ended December 28, 2014, primarily as a result of change in the mix of products sold. Margins in the US segment increased from 19.4% for the year ended December 29, 2013 to 23.2% for the year ended December 28, 2014, primarily as a result of increased costs recorded of approximately $5.5 million on certain aerial target contracts to reflect retrofits necessary to address design changes recorded in the year ended December 29, 2013, compared to net increased costs recorded of $3.1 million for similar retrofit related matters and a contract conversion adjustment on certain of our unmanned aerial platforms recorded in the year ended December 28, 2014. Margins in the PSS segment decreased from 25.8% for the year ended December 29, 2013 to 19.3% for the year ended December 28, 2014 as a result of decreased service margins and due to costs incurred on two sizable projects, which were completed in 2014 or are near-completion, under which we are in the process of submitting or have submitted change orders to customers to reimburse us for the work we performed at our customers' request, but for which we have not completed negotiations for such change orders, and therefore have not reflected the estimated value of these change orders in our revenues to date.

Selling, general and administrative expenses.  Selling, general and administrative expenses (“SG&A”) decreased $19.6 million from $193.0 million for the year ended December 29, 2013 to $173.4 million for the year ended December 28, 2014. The decrease was primarily the result of a $13.7 million reduction of amortization of intangibles in 2014, as a result of certain intangible assets being fully amortized, as well as cost reduction actions taken by the Company. As a percentage of revenues, SG&A decreased from 20.3% for fiscal 2013 to 20.0% for fiscal 2014. Excluding amortization of intangibles of $36.2 million for the year ended December 29, 2013 and amortization of intangibles of $22.5 million for the year ended December 28, 2014, SG&A increased as a percentage of revenues from 16.5% to 17.4% for the year ended December 29, 2013 and December 28, 2014, respectively, primarily as a result of the decline in revenues discussed previously, and increased compliance costs including internal cyber security costs incurred to protect the Company’s assets, and Sarbanes Oxley and audit compliance costs including internal audit and external audit costs.

Merger and acquisition related items.  Merger and acquisition expenses increased $4.0 million from a benefit of $3.8 million to $0.2 million expense for the years ended December 29, 2013 and December 28, 2014, respectively.  The benefit of $3.8 million in 2013 was due to the reduction in a $3.1 million liability as a result of our final settlement of our obligations related to former officers and directors of Integral Systems, Inc. ("Integral") on July 1, 2013, as well as a $2.7 million settlement, net of associated legal fees, arising from a contract dispute with a former subcontractor of the Company pursuant to a settlement agreement executed in December 2013. Both of these benefits were offset partially by legal fees and settlements related to prior acquisitions.

Internal research and development (IR&D) expenses.  IR&D expenses increased from $21.4 million for the year ended December 29, 2013 to $23.0 million for the year ended December 28, 2014. As a percentage of revenues, IR&D increased from 2.3% of revenues for the year ended December 29, 2013 to 2.6% of revenues for the year ended December 28, 2014 as a result of certain investments the Company made primarily related to new programs and platforms in the electronic products business, the unmanned systems area, and the satellite communications business.

Unused office space and other. The benefit of $2.4 million for the year ended December 29, 2013 was due to a reduction in the excess facility accrual of office space at the Columbia, Maryland administrative facilities, partially offset by expenses related to workforce reductions as a result of cost reduction initiatives we implemented across the Company. The expense of $1.7 million for the year ended December 28, 2014 was primarily due to an estimated excess facility accrual of office space at our Sacramento, California administrative facilities, as well as due to employee termination costs related to personnel reduction actions taken during the year.

Other expense, net.  Other expense, net increased from $63.7 million to $92.8 million for the years ended December 29, 2013 and December 28, 2014, respectively. The increase in expense of $29.1 million was primarily related to $39.1 million loss on the extinguishment of the Company’s 10% Senior Secured Notes due 2017, offset by a $9.4 million reduction in interest expense, resulting from the refinance of the Company’s 10% Senior Secured Notes to the 7% Senior Secured Notes.

Provision (benefit) for income taxes. The provision for income taxes changed from no provision on a loss of $31.9 million from continuing operations before income taxes for the year ended December 29, 2013 to a provision of $5.1 million on a loss before income taxes of $72.9 million for the year ended December 28, 2014. The zero provision for the year ended December 29, 2013 was primarily comprised of a provision for foreign and state taxes offset by a tax benefit related to a statute of limitations expiration of unrecognized tax benefits. The provision for the year ended December 28, 2014 was primarily comprised of a provision for foreign and state taxes increased by the change in the indefinite life deferred tax liability. See Note 8 of Notes to the Consolidated Financial Statements for a further discussion of our income taxes.

Loss from discontinued operations. Loss from discontinued operations decreased from $5.3 million to $0.0 million for the years ended December 29, 2013 and December 28, 2014, respectively. The revenue and loss from discontinued operations for 2013 was primarily related to operations of the non-core businesses from the Integral acquisition that were classified as held for sale and subsequently sold. See Note 9 of the Notes to Consolidated Financial Statements for a further discussion of our discontinued operations.

The following table presents the results of discontinued operations (in millions):

	Year ended December 29, 2013	Year ended December 28, 2014
Revenue	$3.7	$—
Loss before taxes	(5.3)	—
Benefit for income taxes	—	—
Net loss	$(5.3)	$—

Comparison of Results for the Year Ended December 30, 2012 to the Year ended December 29, 2013

Revenues. Revenues by reportable segment for the years ended December 30, 2012 and December 29, 2013 are as follows (in millions):

	2012	2013	$ Change	% Change
Unmanned Systems
Service revenues	$—	$—	$—
Product sales	92.3	121.6	29.3	31.7%
Total Unmanned Systems	92.3	121.6	29.3	31.7%
Kratos Government Solutions
Service revenues	264.0	233.9	(30.1)	(11.4)%
Product Sales	426.9	385.4	(41.5)	(9.7)%
Total Kratos Government Solutions	690.9	619.3	(71.6)	(10.4)%
Public Safety & Security
Service revenues	186.0	209.7	23.7	12.7%
Product sales	—	—	—
Total Public Safety & Security	186.0	209.7	23.7	12.7%
Total revenues	$969.2	$950.6	$(18.6)	(1.9)%

Revenues decreased $18.6 million from $969.2 million in 2012 to $950.6 million in 2013. Included in our 2013 revenues are increased revenues of $32.3 million generated from the acquisition of CEi in 2012 in our US segment. Revenues in our KGS segment were impacted by organic increases in our weapons range support work of $4.0 million were offset by continued reductions and compression in our legacy government service revenues of approximately $14.5 million, which have continued to be negatively impacted by increased competitive pricing pressures, and continued in-sourcing of our employees by the U.S. Government. In addition, expected reductions due to the completion of production and subsequent migration to the maintenance phase of certain of our satellite communications projects resulted in reduced annual revenues of $18.3 million. Finally, the delay of contract awards and shipments caused by the uncertainty in the DoD budgetary environment impacted revenues primarily in our ground equipment, ballistic missile target and our electronic warfare products business by an aggregate amount of $28.0 million. PSS segment revenue increased by $23.7 million, which was primarily due to strong demand for security and surveillance systems primarily in our transportation and utility vertical within our critical infrastructure business.

Product sales, which are all from the KGS and US segment, decreased $12.2 million from $519.2 million for the year ended December 30, 2012 to $507.0 million for the year ended December 29, 2013. As a percentage of total revenue, product revenues were 53.6% for the year ended December 30, 2012 as compared to 53.3% for the year ended December 29, 2013. An increase in product sales primarily related to the acquisition of CEi was offset by reduced orders and timing on shipments in our ground equipment and electronic warfare businesses. Service revenues decreased by $6.4 million from $450.0 million for the year ended December 30, 2012 to $443.6 million for the year ended December 29, 2013. The decrease was primarily related to the reductions in service revenue in other business units in the KGS segment as discussed above.

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

Gross margin declined from 26.5% for the year ended December 30, 2012 compared to 25.2% for the year ended December 29, 2013. Margins on services increased from 22.0% for the year ended December 30, 2012 to 24.4% for the year ended December 29, 2013, primarily reflecting the impact of cost reduction actions we have taken. Margins on products decreased for the year ended December 30, 2012 as compared to December 29, 2013 from 30.4% to 26.0%, respectively, as a result of a change in mix of products sold. Margins in the KGS segment decreased from 24.2% for the year ended December 30, 2012 to 23.7% for the year ended December 29, 2013 primarily as a result of change in mix of products sold. Margins in the US segment decreased from 25.7% for the year ended December 30, 2012 to 19.5% for the year ended December 29, 2013 due primarily to contract design retrofit costs of approximately $7.6 million recorded in 2013 as a result of an unsuccessful flight test failure of one of our aerial targets. Margins in the PSS segment decreased from 26.5% for the year ended December 30, 2012 to 25.8% for the year ended December 29, 2013 as a result of the mix of revenue and due to the impact of certain larger projects that were awarded at more competitive margins.

Selling, general and administrative expenses.  Selling, general and administrative expenses (“SG&A”) decreased $0.1 million from $193.1 million for the year ended December 30, 2012 to $193.0 million for the year ended December 29, 2013. The decrease was primarily a result of the additional SG&A expenses associated with the CEi business offset in part by cost reduction actions we have made. As a percentage of revenues, SG&A increased from 19.9% for fiscal 2012 to 20.3% for fiscal 2013. Excluding amortization of intangibles of $43.9 million for the year ended December 30, 2012 and amortization of intangibles of $36.2 million for the year ended December 29, 2013, SG&A increased as a percentage of revenues from 15.4% to 16.5% for the year ended December 30, 2012 and December 29, 2013, respectively, primarily reflecting a full year of the SG&A of our acquisition of CEi, which operates at a higher SG&A infrastructure support than our other businesses.

Merger and acquisition related items.  Merger and acquisition benefit increased $1.1 million from $2.7 million benefit to a benefit of $3.8 million for the years ended December 30, 2012 and December 29, 2013, respectively.  Acquisition expenses related to our acquisitions of the Critical Infrastructure Business and CEi in 2012 were offset by a reduction in liabilities of $4.5 million as a result of reaching an agreement over previously disputed fees, a change in estimate of our indemnity obligations related to former directors and officers of Integral as a result of the settlement of the matter against one of the officers in November 2012 and an adjustment to the estimated contingent acquisition consideration owed to Southside Container & Trailer, LLC ("SCT"). The benefit of $3.8 million in 2013 was due to the reduction in a $3.1 million liability as a result of our final settlement of our obligations related to former officers and directors of Integral on July 1, 2013, as well as a $2.7 million settlement, net of associated legal fees, arising from a contract dispute with a former subcontractor of the Company pursuant to a settlement agreement executed in December 2013. Both of these benefits were offset partially by legal fees and settlements related to prior acquisitions.

Research and development expenses.  Research and development expenses increased from $17.8 million for the year ended December 30, 2012 to $21.4 million for the year ended December 29, 2013 primarily related to the acquisitions of CEi, as well as due to select investments we are making to enhance certain satellite, electronic warfare/electronic attack products and unmanned systems.

Impairment of goodwill and intangible assets. In 2012, as a result of reduced defense spending, the threat of sequestration and a decrease in current market multiples and our stock price and the corresponding negative impact on the fair value of the KGS and US reporting units, we incurred a non-cash goodwill impairment charge of $82.0 million. We also incurred a non-cash intangible asset charge of $14.6 million related to the decision to minimize the use of the Charleston Marine Containers, Inc. and Henry Bros. Electronics, Inc. ("HBE"), trade names as part of our overall branding strategy.

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

Other expense, net.  Other expense, net decreased from $64.8 million to $63.7 million for the years ended December 30, 2012 and December 29, 2013, respectively. The decrease in expense of $1.1 million was mainly due to a decrease of $2.4 million in the net interest income/expense, partially offset by a decrease in other income of $1.3 million.

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

Loss from discontinued operations. Loss from discontinued operations increased from $1.5 million to $5.3 million for the year ended December 30, 2012 and December 29, 2013, respectively. In 2012 and 2013, the loss was primarily due to the operations of the non-core businesses from the Integral acquisition that have been classified as held for sale. Revenues generated by these businesses were approximately $18.5 million and $3.7 million for the years ended December 30, 2012 and December 29, 2013, respectively. Loss before income taxes was $1.8 million and $5.3 million for the years ended December 30, 2012 and December 29, 2013, respectively. Included in the loss for December 30, 2012 is a goodwill impairment charge of $1.5 million. We recognized a tax benefit of $0.3 million in the year ended December 30, 2012 primarily related to the expiration of the statute of limitations for certain domestic and foreign tax contingencies.

The following table presents the results of discontinued operations (in millions):

	Year ended December 30, 2012	Year ended December 29, 2013
Revenue	$18.5	$3.7
Loss before taxes	(1.8)	(5.3)
Benefit for income taxes	(0.3)	—
Net loss	$(1.5)	$(5.3)

Liquidity and Capital Resources

As of December 28, 2014, we had cash and cash equivalents of $34.7 million compared with cash and cash equivalents of $55.7 million as of December 29, 2013, which includes $12.0 million and $16.0 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, however, they are essentially considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. they could be repatriated, and their repatriation into the U.S. may cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated. We do not currently intend to repatriate these earnings.

Our total debt, including capital lease obligations, principal due on the Notes, other term debt, and the discount of $5.8 million on the Notes issued, increased by $19.4 million from $644.7 million as of December 29, 2013 to $664.1 million as of December 28, 2014. The increase in debt was primarily due to the Company’s refinancing of its existing $625.0 million 10% Senior Secured Notes due 2017, which occurred in May 2014. The Company refinanced its existing 10% Senior Notes with an offering of $625.0 million aggregate principal amount of 7.00% Senior Secured Notes due 2019. The proceeds from the offering, as well as borrowings of $41.0 million from our new credit agreement and cash from operations were used to extinguish the Company’s existing 10% Senior Secured Notes due 2017 and to pay all fees and expenses related thereto.

 We use our operating cash flow to finance trade accounts receivable, fund necessary increases in inventory, fund capital expenditures, our R&D investments, and our ongoing operations, service our debt and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services since a number of our receivables are contractually billable and due to us only when certain contractual milestones are achieved. As our mix of revenues has become more product rather than service focused, our days sales outstanding on our receivables have been impacted and can fluctuate due to contractual billing milestones under which we are unable to bill and collect certain amounts until the milestones have been satisfied. Financing increases in inventory balances is necessary to fulfill shipment requirements to meet delivery schedules of our customers. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components.

A summary of our net cash provided by operating activities from continuing operations from our Consolidated Statements of Cash Flows is as follows (in millions):

	Year Ended
	December 30, 2012	December 29, 2013	December 28, 2014
Net cash provided by operating activities from continuing operations	$52.3	$22.6	$7.7

Our cash provided by operating activities was impacted by interest and transaction expenses we paid related to the completion of a strategic acquisition 2012. We paid $64.0 million, $63.8 million, and $57.1 million in interest expense in 2012, 2013, and 2014, respectively. Cash provided by operating activities in 2012, 2013 and 2014 also includes $5.4 million, $0.6 million, and $0.0 million, respectively, in transaction costs paid related to our acquisitions. See Note 3 and Note 5 of the Notes to Consolidated Financial Statements contained within this Annual Report for a further discussion of our acquisitions and debt. Excluding the payment of transaction expenses, cash provided by operating activities was $57.7 million, $23.2 million, and $7.7 million in 2012, 2013, and 2014, respectively.

Our cash used in investing activities from continuing operations is summarized as follows (in millions):

	Year Ended
	December 30, 2012	December 29, 2013	December 28, 2014
Investing activities:
Cash paid for acquisitions, net of cash acquired	$(149.4)	$2.2	$(2.6)
Proceeds from the disposition of discontinued operations	0.3	1.3	—
Change in restricted cash	0.6	0.4	(0.4)
Capital expenditures	(16.6)	(16.6)	(14.2)
Net cash used in investing activities from continuing operations	$(165.1)	$(12.7)	$(17.2)

Cash paid for acquisitions accounted for the most significant outlays for investing activities for the year ended December 30, 2012 as a result of the implementation of our strategy to diversify our business through strategic acquisitions. On July 2, 2012, we completed the acquisition of CEi and paid approximately $135.0 million for the cash portion of the purchase of CEi common stock and to retire CEi's existing debt and capital leases.

Capital expenditures in 2012, 2013, and 2014 reflect investments we made for certain machinery, test equipment, and demonstration units in our unmanned aerial systems business, and to a lesser degree, investments we made in our electronic products business, and our satellite communications business.

Cash provided by financing activities from continuing operations is summarized as follows (in millions):

	Year Ended
	December 30, 2012	December 29, 2013	December 28, 2014
Financing activities:
Proceeds from the issuance of long-term debt	$—	$—	$618.5
Extinguishment of long-term debt	—	—	(661.5)
Proceeds from the issuance of common stock	97.0	—	—
Cash paid for contingent acquisition consideration	(2.5)	(2.1)	—
Borrowings under credit facility	50.0	—	41.0
Repayment under credit facility	(51.0)	(1.0)	(1.0)
Debt issuance costs paid	(1.2)	—	(10.0)
Proceeds from the exercise of restricted stock units, employee stock options, and employee stock purchase plan	—	1.5	3.3
Other	(1.4)	(0.4)	—
Net cash provided by (used in) financing activities from continuing operations	$90.9	$(2.0)	$(9.7)

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

Net cash provided by financing activities for the year ended December 28, 2014 reflects refinancing $625.0 million of our 10% Senior Secured Notes due in 2017 with $625.0 million of 7.00% Senior Secured Notes due in 2019 as well as a $41.0 million borrowing on our new Credit Agreement.

Cash provided by (used in) discontinued operations is summarized as follows (in millions):

	Year Ended
	December 30, 2012	December 29, 2013	December 28, 2014
Net cash flows provided by (used in) discontinued operations	$1.3	$(1.3)	$(1.6)

Cash flow from discontinued operations is primarily related to non-core businesses we acquired in the Integral acquisition.

7.00% Senior Secured Notes due 2019

In May 2014, we refinanced our $625.0 million 10% Senior Secured Notes due in 2017 (the "10% Notes") with $625.0 million of newly issued 7.00% Senior Secured Notes due in 2019 (the "7% Notes"). The net proceeds from the issuance of the 7% Notes was $618.5 million after an original issue discount of $6.5 million. We incurred debt issuance costs of $8.7 million associated with the new 7% Notes. We utilized the net proceeds from the 7% Notes, a $41.0 million draw on a new credit agreement discussed below, as well as cash from operations to extinguish the 10% Notes. The total reacquisition price of the 10% Notes was $661.5 million, including a $31.2 million early termination fee, the write off of $15.5 million of unamortized issue costs, $12.9 million of unamortized premium, along with $5.3 million of additional interest while in escrow, which resulted in a loss on extinguishment of $39.1 million.

We completed the offering of the 7% Notes (hereafter the "Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Act”). The Notes are governed by an Indenture dated May 14, 2014 (the “Indenture”) among us, certain of our subsidiaries (the “Guarantors”) and Wilmington Trust, National

Association, as Trustee and Collateral Agent. A Guarantor can be released from its Guarantee if (a) all of the Capital Stock issued by such Guarantor or all or substantially all of the assets of such Guarantor are sold or otherwise disposed of; (b) we designate such Guarantor as an Unrestricted Subsidiary; (c) we exercised our legal defeasance option or its covenant defeasance option; (d) upon satisfaction and discharge of the Indenture or payment in full in cash of the principal of, premium, if any, accrued and unpaid interest.

The holders of the Notes have a first priority lien on substantially all of our assets and the assets of the Guarantors, except with respect to accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property), on which the holders of the Notes have a second priority lien to the Company's $110.0 million credit agreement.

We pay interest on the Notes semi-annually, in arrears, on May 15 and November 15 of each year.
The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of December 28, 2014, we were in compliance with the covenants contained in the Indenture governing the Notes.

On or after May 15, 2016, we may redeem some or all of the Notes at 105.25% of the aggregate principal amount of such Notes through May 15, 2017, 102.625% of the aggregate principal amount of such Notes through May 15, 2018 and 100% of the aggregate principal amount of such Notes thereafter, plus accrued and unpaid interest to the date of redemption. In addition, we may redeem up to 35% of the Notes at 107% of the aggregate principal amount of such notes plus accrued and unpaid interest before May 15, 2016 with the net proceeds of certain equity offerings. We may also redeem some or all of the Notes before May 15, 2016 at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, plus a “make whole” premium. In addition, at one time prior to May 15, 2016, we may redeem up to 10% of the original aggregate principal amount of the Notes issued under the Indenture at a redemption price of 103% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption.

On September 17, 2014, we commenced an offer to exchange the outstanding Notes for an equal amount of new 7.00% Senior Secured Notes due 2019 (the “Exchange Notes”) that have been registered under the Securities Act of 1933, as amended. We made the exchange offer pursuant to the terms of the Registration Rights Agreement, dated May 14, 2014, that it entered into with the Guarantors and the representative of the initial purchasers of the Notes. The purpose of the exchange offer was to allow holders of the Notes to exchange their Notes for Exchange Notes that are not subject to transfer restrictions. The terms of the Exchange Notes are identical in all material respects to the terms of the Notes, except the Exchange Notes have been registered under the Securities Act. The Exchange Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by us and each of our subsidiaries, as the guarantors thereof. The Company pays interest on the Exchange Notes semi-annually, in arrears, on May 15 and November 15 of each year. We completed the exchange offer on October 16, 2014, at which time the holders of all outstanding Notes had elected to exchange their Notes for Exchange Notes. We have no further obligations under the Registration Rights Agreement.

Other Indebtedness

$110.0 Million Credit Agreement

On May 14, 2014, we replaced the credit facility with KeyBank National Association and entered into a Credit and Security Agreement (the “Credit Agreement”), by and among the us, the lenders from time to time party thereto, SunTrust Bank, as Agent (the “Agent”), PNC Bank, National Association, as Joint Lead Arranger and Documentation Agent and SunTrust Robinson Humphrey, Inc., as Joint Lead Arranger and Sole Book Runner.  The Credit Agreement establishes a five-year senior secured revolving credit facility in the maximum amount of $110.0 million (subject to a potential increase of the maximum principal amount to $135.0 million, subject to the Agent's and applicable lenders’ approval as described therein), consisting of a subline for letters of credit in the amount not to exceed $50.0 million, as well as a swingline loan in an aggregate principal amount at any time outstanding not to exceed $10.0 million. The Credit Agreement is secured by a lien on substantially all of our assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The Credit Agreement has a first priority lien on accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property). On all other assets, the Credit Agreement has a second priority lien junior to the lien securing the Notes.

Borrowings under the Credit Agreement may take the form of a base rate revolving loan, Eurodollar revolving loan or swingline loan.  Base rate revolving loans and swingline loans will bear interest at a rate per annum equal to the sum of the applicable margin from time to time in effect plus the highest of (i) the Agent’s prime lending rate, as in effect at such time, (ii) the federal funds rate, as in effect at such time, plus 0.50% per annum, and (iii) the adjusted LIBOR rate determined at such time for an interest period of one month, plus 1.00% per annum. Eurodollar revolving loans will bear interest at a rate per annum equal to the sum of the applicable margin from time to time in effect plus the adjusted LIBOR rate. The applicable margin varies between 1.50% - 2.00% for base rate revolving loans and swingline loans and 2.50% - 3.00% for Eurodollar loans, and is based on several factors including our then-existing borrowing base and the Lender’s total commitment amount and revolving credit exposure. The calculation of our borrowing base takes into account several items relating to us and our subsidiaries, including amounts due and owing under billed and unbilled accounts receivables, then-held eligible raw materials inventory, work-in-process inventory, and applicable reserves. As of December 28, 2014, there was $41.0 million outstanding on the Credit Agreement and $13.6 million was outstanding on letters of credit, resulting in net borrowing base availability of $45.1 million. We were in compliance with the financial covenants as of December 28, 2014.

Debt Acquired in Acquisition of Herley

We assumed a $10.0 million ten-year term loan with a bank in Israel that Herley entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of December 28, 2014 was $3.8 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants including a minimum net equity covenant as defined in the loan agreement. We were in compliance with the financial covenants of the loan agreement as of December 28, 2014.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments at December 28, 2014, and the effect such obligations could have on our liquidity and cash flow in future periods (in millions):

	Payments due/forecast by Period
	Total	2015	2016 - 2017	2018 - 2019	2020 and After
Debt, net of interest(1)	$669.8	$1.0	$2.0	$666.8	$—
Estimated interest on debt(2)	191.7	43.9	87.6	60.2	—
Purchase orders(3)	109.9	92.7	16.6	0.3	0.3
Operating leases(4)	84.8	20.2	32.3	23.2	9.1
Capital leases(4)	0.1	0.1	—	—	—
Unrecognized tax benefits, including interest and penalties(5)	—	—	—	—	—
Total commitments and recorded liabilities	$1,056.3	$157.9	$138.5	$750.5	$9.4

(1)
The Notes in the aggregate principal amount of $625.0 million are due May 15, 2019. See Note 5 in the Notes to Consolidated Financial Statements contained within this Annual Report for further details.

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

(4)
We have entered into or acquired various non-cancelable operating lease agreements that expire on various dates through 2022. The amounts include $11.3 million in excess facility costs and exclude expected sublease income. See Note 6 in the Notes to Consolidated Financial Statements contained within this Annual Report for further details.

(5)
Our Consolidated Balance Sheet at December 28, 2014 included a $2.8 million noncurrent liability for uncertain tax positions, all of which may result in cash payments. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

As of December 28, 2014, we have $13.6 million of standby letters of credit outstanding. Our letters of credit are primarily related to milestone payments received from foreign customers for which the customer has not yet received the product, and our prior workers compensation program. Additional information regarding our financial commitments at December 28, 2014 is provided in the Notes to Consolidated Financial Statements contained in this Annual Report, specifically Note 15.

Other Liquidity Matters

We intend to fund our cash requirements with cash flows from operating activities and borrowings under the Credit Agreement. We believe these sources should be sufficient to meet our cash needs for at least the next 12 months. As discussed in Item 1A, “Risk Factors” contained within this Annual Report, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in our industry deteriorate or our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues or further reduce our expenses, we may experience, in the future, a significant long-term negative impact to our financial results and cash flows from operations. In such a situation, we could fall out of compliance with our financial and other covenants which, if not waived, could limit our liquidity and capital resources.

Critical Accounting Principles and Estimates

We have identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements. The preparation of our financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, stockholders' equity, revenues and expenses, and related disclosures of contingent assets and liabilities. On a periodic basis, as deemed necessary, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, valuation of inventory including the reserves for excess and obsolete inventory, valuation of long-lived assets including identifiable intangibles and goodwill, accounting for income taxes including the related valuation allowance, warranties, accruals for partial self-insurance, contingencies and litigation, business combination purchase price allocations, contingent acquisition consideration, stock-based compensation, and losses on unused office space. We explain these accounting policies in the Notes to Consolidated Financial Statements contained within this Annual Report and at relevant sections in this discussion and analysis. These estimates are based on the information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions and such differences may be material.

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

We have three basic categories of fixed-price contracts: fixed unit price, fixed-price level of effort, and fixed-price completion. Revenue recognition methods on fixed-price contracts will vary depending on the nature of the work and the contract terms. Revenues on fixed-price service contracts are recorded as work is performed in accordance with Topic 605. Topic 605 generally requires revenue to be deferred until all of the following have occurred: (1) there is a contract in place, (2) delivery has occurred or services have been provided, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Revenues on fixed-price contracts that require delivery of specific items may be recorded based on a price per unit as units are delivered. Revenue for fixed-price contracts in which we are paid a specific amount to provide services for a stated period of time is recognized ratably over the service period.

A portion of our fixed-price completion contracts are within the scope of Topic 605. For these contracts, revenue is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable indirect expenses for our government contracts. These cost estimates are reviewed and, if necessary, revised monthly on a contract-by-contract basis. If, as a result of this review, we determine that a loss on a contract is probable, then the full amount of estimated loss is charged to operations in the period it is determined that it is probable a loss will be realized from the full performance of the contract. In certain instances, when our customers have requested that we commence work prior to receipt of the contract award and funding, we have incurred costs related to that specific anticipated contract, and we believe recoverability of the costs is probable, we may defer those costs incurred until the associated contract has been awarded and funded by the customer.

In accounting for our long-term contracts for production of products provided to the U.S. Government, we utilize both cost-to-cost and units delivered measures under the percentage-of-completion method of accounting under the provisions of Topic 605. Under the units delivered measure of the percentage-of-completion method of accounting, sales are recognized as the units are accepted by the customer generally using sales values for units in accordance with the contract terms. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on units delivered or as computed on the basis of the estimated final average unit costs plus profit. We classify contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts. Significant management judgments and estimates, including but not limited to the estimated costs to complete projects, must be made and used in connection with the revenue recognized in any accounting period. A cancellation, schedule delay, or modification of a fixed-price contract that is accounted for using the percentage-of-completion method may adversely affect our gross margins for the period in which the contract is modified or canceled. Under certain circumstances, a cancellation or negative modification could result in us having to reverse revenue that we recognized in a prior period, thus significantly reducing the amount of revenues we recognize for the period in which the adjustment is made. Correspondingly, a positive modification may positively affect our gross margins. In addition, a schedule delay or modifications can result in an increase in estimated cost to complete the project, which would also result in an impact to our gross margin. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

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

KGS has five operating segments: Defense Rocket Support Services ("DRSS"), Electronic Products ("EP"), Technical and Training Solutions ("TTS"), Modular Systems ("MS"), and Unmanned Systems ("US") that provide technology based defense solutions, involving products and services, primarily for mission critical United States National Security priorities, with the primary focus relating to the nation’s C5ISR requirements. The PSS operating segment provides integrated solutions for advanced homeland security, public safety, critical infrastructure security, and security and surveillance systems for government, industrial and commercial customers. The Company has identified its reporting units to be the DRSS, EP, TTS, MS, and US divisions within its KGS and US reportable segments, and the PSS reportable segment to be tested for potential impairment in its fiscal year 2014 annual test.
In the fourth quarter of fiscal year 2014, we prospectively changed our goodwill testing date from the last day of our fiscal year to the last day of our fiscal October.  The change was to better align our impairment testing procedures with the completion of our annual financial and strategic planning process as discussed in Note 2 of the Notes to Consolidated Financial Statements.  We also perform impairment tests for goodwill whenever evidence of potential impairment exists. When it is determined that impairment has occurred, a charge to operations is recorded. In order to test for potential impairment, we estimate the fair value of each of our reporting units based on a comparison and weighting of the income approach, specifically the discounted cash flow (“DCF”) method and the market approach, which estimates the fair value of our reporting units based upon comparable market prices and recent transactions and also validates the reasonableness of the implied multiples from the income approach. We reconcile the fair value of our reporting units to our market capitalization by calculating our market capitalization based upon an average of our stock price prior to and subsequent to the date we perform our analysis and assuming a control premium.

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

In 2012 KGS was impacted by continued declining market valuations and the economic uncertainty in the U.S. defense industry, which resulted in the book value of KGS exceeding its fair value in step one of the impairment test during our annual test in 2012. As a result, we performed the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The second step of the test requires the allocation of the reporting unit's fair value to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the carrying value, the difference is recorded as an impairment loss. Based on the results of the step two analysis, we recorded an $82.0 million goodwill impairment related to KGS, as of December 30, 2012.

We review intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment losses, where identified, are determined as the excess of the carrying value over the estimated fair value of the long-lived asset. We assess the recoverability of the carrying value of assets held for use based on a review of projected undiscounted cash flows. Prior to conducting step one of our 2012 goodwill impairment test, we reviewed certain of our long-lived assets for recoverability and recorded intangible asset impairment losses related to a change in the estimated life of trade names of $12.9 million and $1.7 million in our PSS and KGS reporting units, respectively. See Note 2 of the Notes to Consolidated Financial Statements for a further discussion of these intangible asset and goodwill impairments.

The goodwill of the PSS, US, and KGS reportable segments are $35.6 million, $97.3 million and $463.5 million, respectively, at December 28, 2014.

In determining the fair value of our reporting units, there are key assumptions related to our future operating performance and revenue growth. If the actual operating performance and financial results are not consistent with our assumptions an impairment in our $596.4 million goodwill and $52.3 million long-lived intangibles could occur in future periods. In particular, the US reporting unit fair value includes assumptions that the development of the high performance UCAS product is successful and we are awarded future contracts for the UCAS product. Additionally, the US reporting unit fair value assumes that we will receive follow on orders for the Sub-Sonic Aerial Target ("SSAT"), which us currently under contract with the US Navy. Additional risks for goodwill across all reporting units include, but not limited to the risks discussed in Item 1A “Risk Factors” contained within this Annual Report and:

•
a decline in our stock price and resulting market capitalization, if we determine the decline is sustained and is indicative of a reduction in the fair value below the carrying value of our reporting units;

•	a decrease in available government funding, including budgetary constraints affecting U.S. Government spending generally, or specific departments or agencies;

•	changes in U.S. Government programs or requirements, including the increased use of small business providers;

•	our failure to reach our internal forecasts could impact our ability to achieve our forecasted levels of cash flows and reduce the estimated discounted value of our reporting units; and

•	volatility in equity and debt markets resulting in higher discount rates.

•	market and political factors that could impact the success of new products, especially related to new unmanned systems platforms.

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

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our provision for income taxes in each of the tax jurisdictions in which we conduct business. This process involves estimating our actual current tax expense in conjunction with the evaluation and measurement of temporary differences resulting from differing treatment of certain items for tax and accounting purposes. These temporary differences result in the establishment of deferred tax assets and liabilities, which are recorded on a net basis and included in our Consolidated Balance Sheets. We then assess on a periodic basis the probability that our net deferred tax assets will be recovered and therefore realized from future taxable income and to the extent we believe that recovery is not more likely than not, a valuation allowance is established to address such risk resulting in an additional related provision for income taxes during the period.

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

We have a valuation allowance at December 28, 2014 due to management's overall assessment of risks and uncertainties related to our future ability to realize and, hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences and future tax deductions resulting from certain types of stock option exercises, before they expire.

The 2014 effective tax rate at December 28, 2014 for annual and interim reporting periods could be impacted if uncertain tax positions that are not recognized at December 28, 2014 are settled at an amount which differs from our estimate. Finally, during 2014 and thereafter, if we are impacted by a change in the valuation allowance as of December 28, 2014 resulting from a change in judgment regarding the realizability of deferred tax assets beyond December 28, 2014, such effect will be recognized in the interim period in which the change occurs.

Contingencies and litigation. We are currently involved in certain legal proceedings. We estimate a range of liability related to pending litigation where the amount and range of loss can be estimated. We record our estimate of a loss when the loss is considered probable and reasonably estimable. Where a liability is probable and there is a range of estimated loss and no amount in the range is more likely than any other number in the range, we record the minimum estimated liability related to the claim in accordance with FASB ASC Topic 450 Contingencies. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of potential liability could materially impact our results of operations. See Item 3 “Legal Proceedings” contained within this Annual Report for additional information.

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

Recent Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements contained within this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

 Interest Rate and Foreign Currency Risks

We are exposed to market risk, primarily related to interest rates and foreign currency exchange rates.

Exposure to market risk for changes in interest rates relates to our outstanding debt. We are exposed to interest rate risk, primarily through our borrowing activities under the Credit Agreement discussed under "Liquidity and Capital Resources" above. Based on our current outstanding balances, a 1% change in the LIBOR rate would not materially impact our financial position. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments were contracted with investment grade counterparties to reduce exposure to interest rate risk on our prior credit facilities.

Exposure to market risk for foreign currency exchange rate risk is related to receipts from customers, payments to suppliers and intercompany loans denominated in foreign currencies. Accordingly, a strengthening of the U.S. dollar ("USD") will negatively impact revenues and gross margins expressed in consolidated USD terms. We currently enter into limited foreign currency forward contracts to manage foreign currency exchange rate risk because to date exchange rate fluctuations have had minimal impact on our operating results and cash flows.

Cash and cash equivalents as of December 28, 2014 were $34.7 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on our net loss for the year ended December 28, 2014.

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

As required by Rule 13a-15(b) and 15d-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 28, 2014

Management's Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 28, 2014.

Our internal control over financial reporting has been audited by Deloitte & Touche LLP,  an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 28, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial accounting and reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of the fiscal year ended December 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On March 6, 2015, we entered into an employment agreement which is effective as of January 1, 2015 (the “Employment Agreement”) with Richard Poirier to serve as President of the Company’s Electronic Products Division through December 31, 2018.  The Employment Agreement provides the following principal terms: (i) a base salary of $485,000; (ii) an opportunity to earn annual incentive compensation in an amount up to 60% of the base salary, at the sole and absolute discretion of the Company; (iii) an opportunity to participate in the Company’s employee benefit plans that are generally made available to the Company’s employees, including but not limited to insurance programs; (iv) payment of severance in the event of a termination of employment without cause or upon a change of control and subject to Mr. Poirier’s execution of a customary release of claims agreement; and (v) confidentiality, non-interference, and non-disparagement provisions, which apply during the employee’s employment and for a certain restricted period after termination of employment. The description of the Employment Agreement set forth herein is a summary only and is qualified in its entirety by the full text Employment Agreement attached as Exhibit 10.48 to this Annual Report on Form 10-K and incorporated by reference herein.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2015 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 28, 2014.

Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2015 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 28, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2015 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 28, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2015 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 28, 2014.

Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2015 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 28, 2014.

PART IV

Item 15. Exhibits and Financial Statements Schedules.

(a)(1)	Financial Statements
The Consolidated Financial Statements of Kratos Defense & Security Solutions, Inc. and Reports of Deloitte & Touche LLP, and Grant Thornton LLP, Independent Registered Public Accounting Firms, are included in a separate section of this Annual Report beginning on page F-1.

(a)(2)	Financial Statement Schedules
Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or the notes thereto.

(a) (3).  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date (File No.)	Exhibit	Filed- Furnished Herewith
2.1+	Agreement and Plan of Merger, dated February 7, 2011, by and among Kratos Defense & Security Solutions, Inc., Lanza Acquisition, Co. and Herley Industries, Inc. (incorporated by reference to Annex A to the Prospectus Supplement dated February 8, 2011, pursuant to the Registration Statement on Form S-3 of Kratos Defense & Security Solutions, Inc.)	424	02/08/2011 (333-161340)	n/a
2.2+	Agreement and Plan of Merger, dated May 15, 2011, by and among Kratos Defense & Security Solutions, Inc., Integral Systems, Inc., IRIS Merger Sub Inc., and IRIS Acquisition Sub LLC.	8-K	05/18/2011 (001-34460)	2.1
2.3+	Stock Purchase Agreement, dated May 8, 2012, by and among Kratos Defense & Security Solutions, Inc., Composite Engineering, Inc., and Amy Fournier, the stockholders representative	8-K	05/08/2012 (001-34460)	2.1
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc	10-Q	11/13/2001 (000-27231)	4.1
3.2	Certificate of Ownership and Merger of Kratos Defense & Security Solutions, Inc. into Wireless Facilities, Inc.	8-K	09/14/2007 (000-27231)	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	11/03/2009 (001-34460)	3.1
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock.	10-Q	11/13/2001 (000-27231)	4.2

3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (included as Exhibit A to the Preferred Stock Purchase Agreement dated as of May 16, 2002 among the Company, Meritech Capital Partners II L.P., Meritech Capital Affiliates II L.P., MCB Entrepreneur Partners II L.P., Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, Limited Partnership, Oak Investment Partners IX, L.P, Oak Affiliates Fund, L.P, Oak IX Affiliates Fund-A, L.P, and the KLS Trust dated July 14, 1999).	8-K/A	06/05/2002 (000-27231)	4.1
3.6	Certificate of Designation of Series C Preferred Stock.	8-K	12/17/2004 (000-27231)	3.1
3.7	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc.	8-K	03/15/2011 (001-34460)	3.1
3.8	Amendment to the Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc.	10-Q	11/07/2014 (001-34460)	3.8
4.1	Specimen Stock Certificate.	10-K	03/02/2011 (001-34460)	4.1
4.2	Indenture, dated as of May 14, 2014, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent (including the Form of 7.00% Senor Secured Notes due 2019).	8-K	05/15/2014 (001-34460)	4.1
4.3	Registration Rights Agreement, dated as of May 14, 2014, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors party thereto, and SunTrust Robinson Humphrey, Inc., as Representative of the Initial Purchasers.	8-K	05/15/2014 (001-34460)	10.1
10.1	Commitment Letter, dated February 7, 2011, by and among Kratos Defense & Security Solutions, Inc. and Jefferies Group, Inc., Key Capital Corporation and OPY Credit Corp.	8-K	02/07/2011 (001-34460)	10.1
10.2#	Form of Indemnification Agreement by and between Kratos Defense & Security Solutions, Inc. and its directors and executive officers.	10-Q	08/04/2011 (001-34460)	10.8
10.3#	1999 Employee Stock Purchase Plan and related offering documents.	S-1	08/18/1999 (333-85515)	10.5
10.4#	2000 Nonstatutory Stock Option Plan.	10-Q	11/14/2000 (000-27231)	10.2
10.5#	Form of Stock Option Agreement and Grant Notice used in connection with the 2000 Nonstatutory Stock Option Plan.	10-Q	11/14/2000 (000-27231)	10.3
10.6#	Nonqualified Deferred Compensation Plan.	8-K	11/24/2004 (000-27231)	10.44
10.7#	2005 Equity Incentive Plan.	S-8	08/01/2005 (333-127060)	99.2
10.8#	Form of Stock Option Agreement pursuant to the 2005 Equity Incentive Plan.	S-8	08/01/2005 (333-127060)	99.1
10.9#	Form of Restricted Stock Unit Agreement and Form of Notice of Grant under the 2005 Equity Incentive Plan.	8-K	01/17/2007 (000-27231)	99.3
10.10#	Herley Industries, Inc. 1996 Stock Option Plan.	S-8	04/08/2011 (333-173383)	4.10

10.11#	Herley Industries, Inc. 1997 Stock Option Plan.	S-8	04/08/2011 (333-173383)	4.11
10.12#	Herley Industries, Inc. 1998 Stock Option Plan.	S-8	04/08/2011 (333-173383)	4.12
10.13#	Herley Industries, Inc. 2000 Stock Option Plan.	S-8	04/08/2011 (333-173383)	4.13
10.14#	Herley Industries, Inc. 2003 Stock Option Plan.	S-8	04/08/2011 (333-173383)	4.14
10.15#	Herley Industries, Inc. Amended and Restated 2006 New Employee Stock Option Plan.	S-8	04/08/2011 (333-173383)	4.15
10.16#	2011 Equity Incentive Plan.	DEF 14A	04/15/2011 (001-34460)	n/a
10.17#	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement pursuant to the 2011 Equity Incentive Plan.	8-K	11/18/2011 (001-34460)	10.2
10.18#	2014 Equity Incentive Plan	DEF 14A	04/11/2014 (001-34460)	n/a
10.19#	Form of Restricted Stock Unit Grant & Award Agreement pursuant to the 2014 Equity Incentive Plan.	10-Q	11/07/2014 (001-34460)	10.1
10.20#	Employment Agreement, dated as of July 22, 2010, by and between Kratos Government Solutions, Inc. and David Carter.	10-K	03/02/2011 (001-34460)	10.15
10.21#	First Amendment to Employment Agreement, dated as of August 4, 2011, by and between Kratos Defense Engineering Solutions, Inc. and David Carter.	10-Q	11/04/2011 (001-34460)	10.9
10.22#	Second Amended and Restated Executive Employment Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Eric DeMarco	10-Q	08/04/2011 (001-34460)	10.3
10.23#	Second Amended and Restated Severance and Change of Control Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Deanna Lund.	10-Q	08/04/2011 (001-34460)	10.4
10.24#	Amended and Restated Severance and Change of Control Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Deborah S. Butera.	10-Q	08/04/2011 (001-34460)	10.8
10.25#	Employment Agreement, dated as of August 4, 2011, by and between Kratos Public Safety & Security Solutions, Inc. and Ben Goodwin.	10-Q	11/04/2011 (001-34460)	10.10
10.26#	Settlement Agreement and General Release of Claims, dated as of October 16, 2009, among Kratos Defense & Security Solutions, Inc., KeyBank National Association, Field Point III, Ltd. and SPF CDO I, Ltd.	10-Q	11/03/2009 (001-34460)	10.1
10.27#	Sublease Agreement, dated as of December 17, 2009, by and between Amylin Pharmaceuticals, Inc. (Sublessor) and Kratos Defense & Security Solutions, Inc. (Sublessee).	10-K	03/11/2010 (001-34460)	10.26

10.28	Purchase Agreement, dated as of May 12, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein, Jefferies & Company, Inc., B. Riley & Co., LLC, Imperial Capital, LLC, Keybanc Capital Markets Inc. and Noble International Investments, Inc.	8-K	05/25/2010 (001-34460)	10.1
10.29	Security Agreement, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein and Wilmington Trust FSB, as Collateral Agent.	8-K	05/25/2010 (001-34460)	10.2
10.30	Intercreditor Agreement, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein, Wilmington Trust FSB, as Indenture Agent, and KeyBank National Association, as Credit Facility Agent.	8-K	05/25/2010 (001-34460)	10.3
10.31	Credit Agreement, dated as of March 3, 2010, among Kratos Defense & Security Solutions, Inc., KeyBank National Association, as Administrative Agent and Lender, Bank of America, N.A., as Syndication Agent and Lender, and the other financial institutions parties thereto with Keybanc Capital Markets and Banc of America Securities, LLC, as Co-Lead Arrangers and Book Runners.	8-K	03/08/2010 (001-34460)	10.1
10.32	First Amendment Agreement, dated as of December 13, 2010, by and among Kratos Defense & Security Solutions, Inc., as Borrower, the Lenders named therein and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent.	8-K	12/16/2010 (001-34460)	10.1
10.33	Second Amendment Agreement, dated as of February 7, 2011, among Kratos Defense & Security solutions, the Lenders named therein and KeyBank National Association.	8-K	02/07/2011 (001-34460)	10.3
10.34	Purchase Agreement, dated March 22, 2011, by and among Kratos Defense & Security Solutions, Inc., Acquisition Co. Lanza Parent, Lanza Acquisition Co., the guarantors named therein, Jefferies & Company, Inc., KeyBanc Capital Markets, Inc. and Oppenheimer & Co. Inc.	8-K	03/29/2011 (001-34460)	10.1
10.35	Security Agreement, dated March 25, 2011, by and among Acquisition Co. Lanza Parent, Lanza Acquisition Co. and Wilmington Trust FSB, as Collateral Agent.	8-K	03/29/2011 (001-34460)	10.2
10.36	Credit and Security Agreement, dated as of May 19, 2010, as amended and restated as of July 27, 2011, among Kratos Defense & Security Solutions, Inc., as Borrower, the Lenders named therein and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent.	8-K	07/29/2011 (001-34460)	10.1
10.37	First Amendment Agreement, dated as of November 14, 2011, by and among Kratos Defense & Security Solutions, Inc., as Borrower, the Lenders named therein, and Key Bank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent.	8-K	11/18/2011 (001-34460)	10.1

10.38	Purchase Agreement, dated July 14, 2011, by and among Kratos Defense & Security Solutions, Inc., the Guarantors named therein, Jefferies & Company, Inc., KeyBanc Capital Markets Inc. and B. Riley & Co., LLC, as amended by that certain Joinder Agreement, dated July 27, 2011.	10-Q	11/04/2011 (001-34460)	10.2
10.39	Stipulation and Agreement of Settlement of Derivative Claims, dated as of January 5, 2010.	10-Q	04/29/2010 (001-34460)	10.6
10.40	Amended and Restated Herley Industries, Inc. 2010 Stock Plan, and the forms of agreement related thereto.	S-8	03/08/2012 (333-179977)	4.10
10.41	Amended and Restated Integral Systems, Inc. 2008 Stock Incentive Plan, and the forms of agreement related thereto.	S-8	03/08/2012 (333-179977)	4.11
10.42	Second Amendment to Credit and Security Agreement, dated as of May 4, 2012, among Kratos Defense & Security Solutions, the lenders named therein, and KeyBank National Association.	8-K	05/08/2012 (001-34460)	10.1
10.43	Third Amendment to Credit and Security Agreement, dated as of May 8, 2012, among Kratos Defense & Security Solutions, the lenders named therein, and KeyBank National Association.	8-K	05/08/2012 (001-34460)	10.2
10.44	Standstill Agreement, dated May 14, 2012, between Kratos Defense & Security Solutions, Inc., Bandel Carano, Oak Investment Partners IX, L.P., Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Oak X Affiliates Fund, L.P., Oak Investment Partners X, L.P., and Oak Investment Partners XIII, L.P.	8-K	05/15/2012 (001-34460)	10.1
10.45	Form of Restricted Stock Unit Agreement entered into between Kratos Defense & Security Solutions, Inc. and certain employees of Composite Engineering, Inc.	S-8	07/27/2012 (333-182910)	4.12
10.46	Fourth Amendment to Credit and Security Agreement, dated as of February 27, 2013, among Kratos Defense & Security Solutions, the lenders named therein, and KeyBank National Association.	10-Q	05/09/2013 (001-34460)	10.1
10.47#	Employment Agreement, effective January 17, 2014, by and between Kratos Defense & Security Solutions, Inc. and Phil Carrai.	8-K	01/22/2014 (001-34460)	10.1
10.48#	Employment Agreement, effective January 1, 2015, by and between Kratos Defense & Security Solutions, Inc. and Richard Poirier.	8-K	03/12/2015 (001-34460)	10.1
10.49	Credit and Security Agreement, dated as of May 14, 2014, among Kratos Defense & Security Solutions, Inc., as Borrower, the lenders named therein, SunTrust Bank, as Agent, and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Sole Book Runner.	8-K	05/15/2014 (001-34460)	10.2
18.1	Preferability Letter, dated March 13, 2015, provided by Deloitte & Touche LLP
21.1	List of Subsidiaries.	10-K	03/12/2014 (001-34460)	21.1
23.1	Consent of Independent Registered Public Accounting Firm.				*

23.2	Consent of Independent Registered Public Accounting Firm.	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.	*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.	*
101
Financial statements from the Annual Report on Form 10K of Kratos Defense & Security Solutions, Inc. for the year ended December 28, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to the Consolidated Financial Statements.
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
Date: March 13, 2015

Kratos Defense & Security Solutions, Inc.

By:	/s/ Eric M. DeMarco Eric M. DeMarco President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Eric M. DeMarco Eric M. DeMarco	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2015

/s/ Deanna H. Lund Deanna H. Lund	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 13, 2015

/s/ Deborah S. Butera Deborah S. Butera	Senior Vice President, General Counsel, Chief Compliance Officer and Secretary / Registered In-House Counsel	March 13, 2015

/s/ Richard Duckworth Richard Duckworth	Vice President and Corporate Controller (Principal Accounting Officer)	March 13, 2015

/s/ Scott Anderson Scott Anderson	Director	March 13, 2015

/s/ Bandel Carano Bandel Carano	Director	March 13, 2015

/s/ William Hoglund William Hoglund	Director	March 13, 2015

/s/ Scot Jarvis Scot Jarvis	Director	March 13, 2015

/s/ Jane E. Judd Jane E. Judd	Director	March 13, 2015

/s/ Sam Liberatore Sam Liberatore	Director	March 13, 2015

/s/ Amy Zegart Amy Zegart	Director	March 13, 2015

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

---REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kratos Defense & Security Solutions, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheets of Kratos Defense & Security Solutions, Inc. and subsidiaries (the "Company") as of December 28, 2014 and December 29, 2013, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended December 28, 2014. We also have audited the Company's internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. The consolidated financial statements of the Company for the year ended December 30, 2012, before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 14 to the consolidated financial statements, were audited by other auditors whose report, dated March 12, 2013, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2014 and December 29, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 28, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited the adjustments to the 2012 consolidated financial statements to retrospectively adjust the disclosures for a change in the composition of reportable segments in 2014, as discussed in Note 14 to the consolidated financial statements. Our procedures included (1) comparing the adjustment amounts of segment revenues, depreciation and amortization, and operating income (loss) from continuing operations to the Company's underlying analysis and (2) testing the mathematical accuracy of the reconciliation of segment amounts to the consolidated financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2012 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2012 consolidated financial statements taken as a whole.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
March 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Kratos Defense & Security Solutions, Inc.

We have audited the accompanying consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows of Kratos Defense & Security Solutions, Inc. (the “Company”) for the year ended December 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the operations and cash flows of Kratos Defense & Security Solutions, Inc. for the year ended December 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
San Diego, California
March 12, 2013

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
December 29, 2013 and December 28, 2014
 (in millions, except par value and number of shares)

	2013	2014
Assets
Current assets:
Cash and cash equivalents	$55.7	$34.7
Restricted cash	5.0	5.4
Accounts receivable, net	265.8	248.2
Inventoried costs	74.6	68.0
Income taxes receivable	2.1	1.3
Prepaid expenses	10.4	8.5
Other current assets	16.7	8.8
Total current assets	430.3	374.9
Property, plant and equipment, net	84.8	82.6
Goodwill	596.4	596.4
Intangible assets, net	69.9	52.3
Other assets	35.2	32.6
Total assets	$1,216.6	$1,138.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$61.9	$48.4
Accrued expenses	46.2	34.2
Accrued compensation	44.9	46.4
Accrued interest	5.2	5.6
Billings in excess of costs and earnings on uncompleted contracts	52.5	52.1
Deferred income tax liability	28.4	30.3
Other current liabilities	8.1	6.8
Current portion of long-term debt	1.0	1.0
Current portion of capital lease obligations	0.3	0.1
Current liabilities of discontinued operations	2.5	1.2
Total current liabilities	251.0	226.1
Long-term debt principal, net of current portion	628.8	622.0
Long-term debt premium	14.5	—
Line of credit	—	41.0
Capital lease obligations, net of current portion	0.1	—
Deferred income tax liability	0.7	0.9
Other long-term liabilities	25.5	24.5
Long-term liabilities of discontinued operations	0.2	—
Total liabilities	920.8	914.5
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 authorized, 0 shares outstanding at December 29, 2013 and December 28, 2014	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 57,056,892 and 57,801,978 shares issued and outstanding at December 29, 2013 and December 28, 2014, respectively	—	—
Additional paid-in capital	856.0	863.4
Accumulated other comprehensive loss	(0.8)	(1.7)
Accumulated deficit	(559.4)	(637.4)
Total stockholders' equity	295.8	224.3
Total liabilities and stockholders’ equity	$1,216.6	$1,138.8

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Years ended December 30, 2012, December 29, 2013, and December 28, 2014
(in millions, except per share amounts)

	2012	2013	2014
Service revenues	$450.0	$443.6	$390.8
Product sales	519.2	507.0	477.2
Total revenues	969.2	950.6	868.0
Cost of service revenues	350.8	335.2	304.6
Cost of product sales	361.2	375.4	345.2
Total costs	712.0	710.6	649.8
Gross profit	257.2	240.0	218.2
Selling, general and administrative expenses	193.1	193.0	173.4
Merger and acquisition related items	(2.7)	(3.8)	0.2
Research and development expenses	17.8	21.4	23.0
Impairment of goodwill and intangible assets	96.6	—	—
Unused office space and other restructuring	2.1	(2.4)	1.7
Operating income (loss) from continuing operations	(49.7)	31.8	19.9
Other income (expense):
Interest expense, net	(66.1)	(63.7)	(54.3)
Loss on extinguishment of debt	—	—	(39.1)
Other income, net	1.3	—	0.6
Total other expense, net	(64.8)	(63.7)	(92.8)
Loss from continuing operations before income taxes	(114.5)	(31.9)	(72.9)
Provision (benefit) for income taxes from continuing operations	(1.6)	—	5.1
Loss from continuing operations	(112.9)	(31.9)	(78.0)
Loss from discontinued operations	(1.5)	(5.3)	—
Net loss	$(114.4)	$(37.2)	$(78.0)

Basic and diluted loss per common share:
Net loss from continuing operations	$(2.41)	$(0.56)	$(1.35)
Net loss from discontinued operations	(0.03)	(0.09)	0.00
Net loss per common share	$(2.44)	$(0.65)	$(1.35)
Weighted average common shares outstanding:
Basic and diluted	46.9	56.8	57.6
Comprehensive Loss
Net loss from above	$(114.4)	$(37.2)	$(78.0)
Other comprehensive loss:
Change in cumulative translation adjustment	(0.4)	—	(0.4)
Post retirement benefit reserve adjustment net of tax expense	(0.2)	—	(0.5)
Other comprehensive loss, net of tax	(0.6)	—	(0.9)
Comprehensive loss	$(115.0)	$(37.2)	$(78.9)

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY Years ended December 30, 2012, December 29, 2013, and December 28, 2014 (in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amounts
Balance, December 25, 2011	32.4	$—	$720.6	$(0.2)	$(407.8)	$312.6
Issuance of common stock for employee stock purchase plan, options and warrants	0.2	—	—	—	—	—
Issuance of common stock for cash	20.0	—	97.0	—	—	97.0
Issuance of common stock for acquisitions	4.0	—	23.8	—	—	23.8
Common stock repurchased for employee stock purchase plan	—	—	(0.7)	—	—	(0.7)
Stock-based compensation	—	—	6.6	—	—	6.6
Restricted stock units traded for taxes	—	—	(0.2)	—	—	(0.2)
Net loss	—	—	—	—	(114.4)	(114.4)
Other comprehensive loss, net of tax	—	—	—	(0.6)	—	(0.6)
Balance, December 30, 2012	56.6	—	847.1	(0.8)	(522.2)	324.1
Stock-based compensation	—	—	7.4	—	—	7.4
Issuance of common stock for employee stock purchase plan, options and warrants	0.3	—	1.6	—	—	1.6
Restricted stock units traded for taxes	0.1	—	(0.1)	—	—	(0.1)
Net loss	—	—	—	—	(37.2)	(37.2)
Other comprehensive loss, net of tax	—	—	—	—	—	—
Balance, December 29, 2013	57.0	—	856.0	(0.8)	(559.4)	295.8
Stock-based compensation	—	—	3.8	—	—	3.8
Issuance of common stock for employee stock purchase plan, options and warrants	0.7	—	3.9	—	—	3.9
Restricted stock units traded for taxes	0.1	—	(0.3)	—	—	(0.3)
Net loss	—	—	—	—	(78.0)	(78.0)
Other comprehensive loss, net of tax	—	—	—	(0.9)	—	(0.9)
Balance, December 28, 2014	57.8	$—	$863.4	$(1.7)	$(637.4)	$224.3

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 30, 2012, December 29, 2013, and December 28, 2014
(in millions)

	2012	2013	2014
Operating activities:
Net loss	$(114.4)	$(37.2)	$(78.0)
Loss from discontinued operations	(1.5)	(5.3)	—
Loss from continuing operations	(112.9)	(31.9)	(78.0)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	58.0	53.4	39.1
Deferred income taxes	(2.5)	(0.4)	2.3
Stock-based compensation	6.6	7.4	3.8
Goodwill and intangible asset impairment charge	96.6	—	—
Loss on extinguishment of debt	—	—	39.1
Amortization of deferred financing costs	5.1	5.1	3.2
Amortization of premium and discount on Senior Secured Notes	(4.2)	(4.2)	(0.9)
Provision for doubtful accounts	0.4	1.0	1.5
Change in accrual for excess facilities	1.8	(4.7)	0.2

Changes in assets and liabilities, net of acquisitions:
Accounts receivable	2.8	4.9	16.1
Inventoried costs	(5.2)	20.0	6.5
Prepaid expenses	(1.7)	1.9	2.2
Other assets	(0.2)	(7.0)	1.4
Accounts payable	25.6	(22.0)	(13.5)
Accrued expenses	(10.3)	(0.7)	(12.1)
Accrued compensation	4.3	(3.0)	1.4
Accrued interest	1.2	(1.1)	0.4
Billings in excess of costs and earnings on uncompleted contracts	(5.0)	8.8	(2.4)
Income tax receivable and payable	(0.7)	1.6	0.8
Other liabilities	(7.4)	(6.5)	(3.4)
Net cash provided by operating activities from continuing operations	52.3	22.6	7.7
Investing activities:
Cash paid for acquisitions, net of cash acquired	(149.4)	2.2	(2.6)
Proceeds from the disposition of discontinued operations	0.3	1.3	—
Cash transferred from (to) restricted cash	0.6	0.4	(0.4)
Capital expenditures	(16.6)	(16.6)	(14.2)
Net cash used in investing activities from continuing operations	(165.1)	(12.7)	(17.2)
Financing activities:
Proceeds from the issuance of long-term debt, net of issuance costs	—	—	618.5
Extinguishment of long-term debt	—	—	(661.5)
Proceeds from the issuance of common stock, net of issuance costs	97.0	—	—
Borrowing under credit facility	50.0	—	41.0
Repayments under credit facility	(51.0)	(1.0)	(1.0)
Cash paid for contingent acquisition consideration	(2.5)	(2.1)	—
Debt issuance costs	(1.2)	—	(10.0)
Proceeds from exercise of restricted stock units, employee stock options, and employee stock purchase plan	—	1.5	3.3
Other	(1.4)	(0.4)	—
Net cash provided by (used in) financing activities from continuing operations	90.9	(2.0)	(9.7)
Net cash flows of continuing operations	(21.9)	7.9	(19.2)
Net operating cash flows of discontinued operations	1.3	(1.3)	(1.6)
Effect of exchange rate changes on cash and cash equivalents	—	0.1	(0.2)
Net increase (decrease) in cash and cash equivalents	(20.6)	6.7	(21.0)
Cash and cash equivalents at beginning of year	69.6	49.0	55.7
Cash and cash equivalents at end of year	$49.0	$55.7	$34.7
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$64.0	$63.8	$57.1
Net cash paid during the year for income taxes	$2.7	$0.2	$1.2
Non-cash investing and financing activities:
Common stock and stock options issued for acquisitions	$23.8	$—	$—
Liability for contingent cash consideration	$2.1	$—	$—
Supplemental disclosures of non-cash investing and financing transactions:
Fair value of assets acquired in acquisitions	$218.3	$—	$—
Liabilities assumed in acquisitions	$35.2	$—	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

(a)	Description of Business

Kratos Defense & Security Solutions, Inc. (“Kratos” or the “Company”) is a specialized technology focused security business providing mission critical products, solutions and services for domestic and international customers, with our principal customers being agencies of the U.S. Government. Our core capabilities are sophisticated engineering, manufacturing, technology development, system integration, and test and evaluation offerings for national security platforms and programs. Our principal products and solutions are related to Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance (“C5ISR”). We offer our customers products, solutions, services and expertise to support their mission critical needs by leveraging our skills across our core offering areas in C5ISR.

The Company designs, engineers and manufactures specialized electronic products, components, subsystems and systems for intelligence, surveillance, and reconnaissance (ISR), electronic attack, electronic warfare, radar, and missile system platforms; integrated product, software and technology solutions for satellite communications; products and solutions for unmanned systems; products and services related to cybersecurity and cyberwarfare; products and solutions for ballistic missile defense; weapons systems trainers; advanced network engineering and information technology services; weapons systems lifecycle support and sustainment; military weapon range operations and technical services; and public safety, critical infrastructure security and surveillance systems. The Company believes our stable customer base, strong customer relationships, intellectual property, broad array of contract vehicles, "designed in" positions on strategic national security platforms, large technically oriented employee base possessing specialized skills, specialized manufacturing facilities and equipment, extensive list of past performance qualifications, and significant management and operational capabilities position us for success.

The Company conducts most of its business with the U.S. Government (which includes foreign military sales) and performs work as the prime contractor, subcontractor, or preferred supplier. The Company also conducts business with local, state, and foreign governments and domestic and international commercial customers.

The Company operates in three principal reportable segments: Kratos Government Solutions (“KGS”), Kratos Unmanned Systems ("US") and Public Safety & Security (“PSS”). The Company organizes its reportable segments based on the nature of the services offered. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts, and these intercompany transactions are eliminated in consolidation. The financial statements in this Annual Report on Form 10-K (this “Annual Report”) are presented in a manner consistent with the Company's operating structure. For additional information regarding the Company's operating segments, see Note 14 of the Notes to the Consolidated Financial Statements.

(b)	Principles of Consolidation and Basis of Presentation

The Consolidated Financial Statements include the accounts of Kratos and its 100% owned subsidiaries, for which all intercompany transactions have been eliminated in consolidation.

In June 2012, the Company committed to a plan to sell certain lines of business associated with antennas, satellite-cased products and fly-away terminals of the non-core businesses acquired in the Integral Systems, Inc. (“Integral”) acquisition. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 205, Presentation of Financial Statements (“Topic 205”), these businesses have been classified as held for sale and reported in discontinued operations in the accompanying Consolidated Financial Statements. See Note 9.

(c)    Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year, with interim fiscal periods ending on the last Sunday of each calendar quarter. There were 52 calendar weeks in the fiscal years ended on December 29, 2013 and December 28, 2014. There were 53 calendar weeks in the fiscal year ended on

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

On a portion of the fixed price-completion contracts, revenue is recognized in accordance with Topic 605 using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable indirect expenses for government contracts. These cost estimates are reviewed and, if necessary, revised on a contract-by-contract basis. If, as a result of this review, management determines that a loss on a contract is evident, then the full amount of estimated loss is charged to operations in the period. As of December 29, 2013 and December 28, 2014, the provisions for losses on contracts were $4.8 million and $2.9 million, respectively.

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

From time to time, the Company may proceed with work based on customer direction prior to the completion and signing of formal contract documents. The Company has a formal review process for approving any such work. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. The Company bases its estimates on previous experiences with the customer, communications with the customer regarding funding status, and its knowledge of available funding for the contract or program. As of December 29, 2013 and December 28, 2014, approximately $3.7 million and $1.6 million, respectively, of the Company's unbilled accounts receivable balance were under an authorization to proceed or work order from its customers where a formal purchase order had not yet been received.

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

For the years ended December 30, 2012, December 29, 2013 and December 28, 2014, there was no incremental tax benefit from stock options exercised in the periods. The following table shows the amounts recognized in the Consolidated Financial Statements for 2012, 2013 and 2014 for stock-based compensation expense related to stock options, stock awards and to stock offered under the Company's employee stock purchase plan (in millions, except per share amounts).

	2012	2013	2014
Selling, general and administrative expenses	$6.6	$7.4	$3.8
Total cost of employee stock-based compensation included in operating income (loss) from continuing operations, before income tax	6.6	7.4	3.8
Impact on net income (loss) per common share:
Basic and diluted	$(0.14)	$(0.13)	$(0.07)

(j)	Allowance for Doubtful Accounts

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

The following table outlines the balance of the Company's Allowance for Doubtful Accounts for 2012, 2013 and 2014. The table identifies the additional provisions each year as well as the write-offs that utilized the allowance (in millions).

Allowance for Doubtful Accounts	Balance at Beginning of Year	Provisions	Write-offs/Recoveries	Balance at End of Year
Year ended December 30, 2012	$2.0	$0.4	$(1.0)	$1.4
Year ended December 29, 2013	$1.4	$1.0	$(0.2)	$2.2
Year ended December 28, 2014	$2.2	$1.5	$(1.7)	$2.0

(k)	Cash and Cash Equivalents

The Company's cash equivalents consist of its highly liquid investments with an original maturity of three months or less when purchased by the Company.

The Company has restricted cash accounts of approximately $5.0 million at December 29, 2013 and $5.4 million at December 28, 2014. As of December 29, 2013 and December 28, 2014, restricted cash consists primarily of a deposit securing foreign letters of credit related to payment and performance bonds on international contracts.

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

(o)	Goodwill and Other Intangible Assets, Net

In accordance with the provisions of ASC Topic 350, Intangibles-Goodwill and Other (“Topic 350”), the Company performs an annual impairment test for goodwill, or when evidence of a potential impairment exists. In the third quarter of fiscal year 2014, the Company prospectively changed its goodwill testing date from the last day of its fiscal year to the last day of its fiscal October.  The change was to better align its impairment testing procedures with the completion of its annual financial and strategic planning process as discussed in Note 2, Goodwill and Other Intangible Assets, to the Consolidated Financial Statements. This change was applied prospectively beginning on November 2, 2014; retrospective application to prior periods is impracticable as the Company is unable to objectively determine, without the use of hindsight, the assumptions that would have been used in those earlier periods to estimate fair value. As a result, during fiscal year 2014, the Company tested its goodwill for impairment as of November 2, 2014 and concluded that there was no impairment of the carrying value of goodwill. The change in accounting principle related to changing the annual goodwill impairment testing date did not accelerate, delay, avoid, or cause an impairment charge.

When it is determined that impairment has occurred, a charge to operations is recorded. Goodwill and other purchased intangible asset balances are included in the identifiable assets of the reporting unit to which they have been assigned. Any goodwill impairment, as well as the amortization of other purchased intangible assets, is charged against the respective reporting units' operating income.

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

(t)	Interest Expense, Net

Interest expense, net in the Consolidated Statements of Operations and Comprehensive Loss is summarized in the following table (in millions):

	2012	2013	2014
Interest expense incurred primarily on the Company's Senior Secured Notes	$(66.4)	$(63.9)	$(54.5)
Miscellaneous interest income	0.3	0.2	0.2
Interest expense, net	$(66.1)	$(63.7)	$(54.3)

(u)	Foreign Currency

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

The aggregate foreign currency transaction loss included in determining net loss for the years ended December 30, 2012, December 29, 2013, and December 28, 2014 was approximately $0.6 million, $0.0 million, and $0.9 million, respectively, which is included in other income (expense), net on the accompanying Consolidated Statements of Operations and Comprehensive Loss.

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

(x)    Recent Accounting Pronouncements
In April 2014, the FASB issued Accounting Standards Update 2014-08 ("ASU 2014-08") "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". The amendments in ASU 2014-08 change the criteria for reporting discontinued operations and requires enhanced disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in ASU 2014-08 are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update 2014-09 ("ASU 2014-09") "Revenue from Contracts with Customers". ASU 2014-09 affects any entity using GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in ASC Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented or apply the requirements in the year of adoption, through a cumulative adjustment. The Company has not yet selected a transition method nor has it determined the impact of adoption on its consolidated financial statements.
In August 2014, the FASB issued Accounting Standards Update 2014-15 ("ASU 2014-15") "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern". ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. ASU

2014-15 provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, including interim periods within that reporting period. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

Note 2. Goodwill and Other Intangible Assets

(a)	Goodwill

The Company historically performed its annual impairment test for goodwill in accordance with Topic 350 as of the last day of each fiscal year or when evidence of potential impairment exists. In the third quarter of fiscal year 2014, the Company prospectively changed its goodwill testing date from the last day of its fiscal year to the last day of its fiscal October.  The change was to better align its impairment testing procedures with the completion of its annual financial and strategic planning process.  This change was applied prospectively beginning on November 2, 2014; retrospective application to prior periods is impracticable as the Company is unable to objectively determine, without the use of hindsight, the assumptions that would have been used in those earlier periods to estimate fair value.

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

The Company concluded that goodwill was not impaired at November 2, 2014. In determining the fair value for the reporting units, there are key assumptions relating to our future operating performance and revenue growth. If the actual operating performance and financial results are not consistent with our assumptions, an impairment in our $596.4 million goodwill and $52.3 million long-lived intangibles could occur in future periods. Market factors that could impact our ability to successfully develop new products include the successful completion of certain unmanned system platforms, the successful acceptance of new unmanned system platforms, including from a political and budgetary standpoint. For example, the US reporting unit fair value includes assumptions that the development of the high performance UCAS product is successful and we are awarded future contracts for the UCAS product. Additionally, the US reporting unit fair value assumes that we will receive follow on orders for the Sub-Sonic Aerial Target ("SSAT"), which is currently under contract with the US Navy.

As a result of an internal organizational realignment in August 2013 the Company reorganized its KGS operating segment. As a result of this reorganization, the KGS reporting segment had five operating segments: Defense Rocket Support Services ("DRSS"), Electronic Products ("EP"), Technical and Training Solutions ("TTS"), Modular Systems ("MS"), and Unmanned Systems ("US"). All of the KGS operating segments provide technology based defense solutions, involving products and services, primarily for mission critical United States National Security priorities, with the primary focus relating to the nation’s C5ISR requirements. The PSS reportable business segment provides integrated solutions for advanced homeland security, public safety, critical infrastructure security, and security and surveillance systems for government, industrial and commercial customers. In the fourth quarter of 2014, we expanded the number of reportable segments to three as we separated the KGS segment into two reportable segments: KGS and Unmanned Systems (“US”). As a result, the KGS reportable segment is comprised of an aggregation of Kratos’ Government Solutions operating segments, including our electronic products, satellite communications, modular systems and rocket support operating segments. The Company has identified its reporting units to be the DRSS, EP, TTS, MS, US divisions and PSS, to be tested for potential impairment in its fiscal year 2014 annual test.
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

During the fourth quarter of 2012, the KGS reporting unit was impacted by continued declining market valuations and the economic uncertainty in the U.S. defense industry. Congress was unable to agree on a budget that conformed with the Budget Control Act of 2011 requirements, which called for additional substantial defense spending reductions through sequestration. Congress and the President could not agree on budgetary, tax and spending issues, and as a result a FY 2013 budget was not passed and a six-month continuing resolution that funded the U.S. Government through March 27, 2013 was passed. These events significantly increased the likelihood of the sequester occurring which had negative consequences for the defense industry. In addition, as Congress and the Administration could not come to an agreement on terms of a possible national fiscal approach, they also failed to address other fiscal matters such as the debt ceiling. These events negatively impacted the Company's 2012 annual estimate of the fair value of the KGS reporting unit resulting in the book value of the KGS reporting unit exceeding its fair value in step one of the impairment test.

The Company performed the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, of the KGS reporting unit. The second step of the test requires the allocation of the reporting unit's fair value to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the carrying value, the difference is recorded as an impairment loss. Based on the results of the step two analysis, the Company recorded an $82.0 million goodwill impairment in 2012 related to our KGS reporting unit.

As of December 28, 2014, the goodwill of the PSS, US and KGS reportable segments were $35.6 million, $97.3 million and $463.5 million, respectively.

 The changes in the carrying amount of goodwill for the years ended December 29, 2013 and December 28, 2014 are as follows (in millions):

	Public Safety & Security	US	KGS	Total
Balance as of December 30, 2012	$35.6	$—	$560.9	$596.5
Retrospective adjustments	—		(0.1)	(0.1)
Balance as of December 30, 2012 after retrospective adjustments	35.6	—	560.8	596.4
2013 reorganization	—	97.3	(97.3)	—
Balance as of December 29, 2013	35.6	97.3	463.5	596.4
2014 transactions	—	—	—	—
Balance as of December 28, 2014	$35.6	$97.3	$463.5	$596.4

The accumulated impairment losses as of December 28, 2014 were $247.4 million, of which $215.3 million was associated with the KGS reportable segment, $13.8 million was associated with the US reportable segment, and $18.3 million was associated with the PSS reportable segment.

(b)	Purchased Intangible Assets

The following table sets forth information for acquired finite-lived and indefinite-lived intangible assets (in millions):

	As of December 29, 2013			As of December 28, 2014
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$97.7	$(53.7)	$44.0	$99.0	$(70.6)	$28.4
Contracts and backlog	80.0	(78.7)	1.3	82.7	(80.0)	2.7
Developed technology and technical know-how	22.1	(8.6)	13.5	23.1	(10.9)	12.2
Trade names	6.1	(3.1)	3.0	6.0	(5.0)	1.0
Favorable operating lease	1.8	(0.6)	1.2	1.8	(0.7)	1.1
Total finite-lived intangible assets	207.7	(144.7)	63.0	212.6	(167.2)	45.4
Acquired indefinite-lived intangible assets
Trade names	6.9	—	6.9	6.9	—	6.9
Total indefinite-lived intangible assets	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$214.6	$(144.7)	$69.9	$219.5	$(167.2)	$52.3

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

The aggregate amortization expense for finite-lived intangible assets was $43.9 million, $36.2 million and $22.5 million for the years ended December 30, 2012, December 29, 2013, and December 28, 2014, respectively. The Company records all amortization expense in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss.

The estimated future amortization expense of acquired intangible assets with finite lives as of December 28, 2014 is as follows (in millions):

Fiscal Year	Amount
2015	$15.6
2016	10.9
2017	9.4
2018	4.3
2019	3.5
Thereafter	1.7
Total	$45.4

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

Certain CEi personnel entered into long-term employment agreements with the Company and on July 2, 2012, the Company granted restricted stock units (“RSUs”) for an aggregate 2.0 million shares of common stock as long-term retention inducement grants. The RSUs had an estimated value of $11.9 million on the grant date, vest on the fourth anniversary of the closing of the CEi acquisition, or earlier upon the occurrence of certain events, and are being accounted for as compensation expense over such four-year period. As of December 28, 2014, 520,000 shares remain unvested and not forfeited.

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

CEi is a vertically integrated manufacturer and developer of unmanned aerial target systems and composite structures used for national security programs. Its drones are designed to replicate some of the most lethal aerial threats facing warfighters and strategic assets. CEi's customers include U.S. agencies and foreign governments. CEi is a part of the US reportable segment.

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

The amounts of revenue and operating income of CEi included in the Company's Consolidated Statement of Operations and Comprehensive Loss for the year ended December 30, 2012 was $68.2 million and $1.6 million, respectively.

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

Pro Forma Financial Information

The following tables summarize the supplemental Condensed Consolidated Statements of Operations and Comprehensive Loss information on an unaudited pro forma basis as if the acquisitions of CEi, and the Critical Infrastructure Business occurred on December 25, 2011 and include adjustments that were directly attributable to the foregoing transactions or were not expected to have a continuing impact on the Company. Both acquisitions were included in the results of operations for the full years ended December 29, 2013 and December 28, 2014. There are no material, nonrecurring pro forma adjustments directly attributable to the business combinations included in the reported pro forma revenue and operations for 2012. The pro forma results are for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results that would have occurred had the transactions been completed as of the beginning of the period, nor are they indicative of results of operations that may occur in the future (all amounts, except per share amounts are in millions):

Year Ended December 30, 2012
Pro forma revenues	$1,019.5
Pro forma net loss before tax	(132.0)
Pro forma net loss	(130.4)
Net loss attributable to the registrant	(112.9)
Basic and diluted pro forma loss per share	$(2.31)

The pro forma financial information reflects acquisition related expenses incurred, pro forma adjustments for the additional amortization associated with finite-lived intangible assets acquired, additional incremental interest expense, stock compensation related to the RSUs granted in the CEi transaction, and the related tax expense.

These adjustments are as follows (in millions except per share data):

Year Ended December 30, 2012
Intangible amortization	$16.2
Net change in stock compensation expense	2.2
Increase in weighted average common shares outstanding for shares issued and not already included in the weighted average common shares outstanding	9.6

Note 4. Balance Sheet Details

The detail of certain assets in the Consolidated Balance Sheets consists of the following (in millions).

Cash and cash equivalents

The Company's cash equivalents consist of overnight cash sweep accounts that are invested on a daily basis. Cash and cash equivalents at December 29, 2013 and December 28, 2014 were $55.7 million and $34.7 million, respectively and approximated their fair value.

Accounts receivable, net (in millions)

Receivables including amounts due under long-term contracts are summarized as follows:

	December 29, 2013	December 28, 2014
Billed, current	$150.2	$133.6
Unbilled, current	117.9	116.6
Total current accounts receivable	268.1	250.2
Allowance for doubtful accounts	(2.3)	(2.0)
Total current accounts receivable, net	265.8	248.2
Unbilled, long-term (included in other assets)	0.1	—
Total accounts receivable, net	$265.9	$248.2

Unbilled receivables represent the balance of recoverable costs and accrued profit, composed principally of revenue recognized on contracts for which billings have not been presented to the customer because the amounts were earned but not contractually billable as of the balance sheet date. Retainages receivable were $6.2 million as of December 29, 2013 and $6.1 million as of December 28, 2014 and are included in accounts receivable, net in the Consolidated Balance Sheets.

U.S. Government contract receivables where the Company is the prime contractor included in accounts receivable, net (in millions)

	December 29, 2013	December 28, 2014
Billed	$19.8	$19.1
Unbilled	31.6	21.2
Total U.S. Government contract receivables	$51.4	$40.3

Inventoried costs, net of progress payments (in millions)

	December 29, 2013	December 28, 2014
Raw materials	$44.5	$39.8
Work in process	24.3	22.3
Finished goods	4.6	4.7
Supplies and other	1.9	2.1
Subtotal inventoried costs	75.3	68.9
Less customer advances and progress payments	(0.7)	(0.9)
Total inventoried costs	$74.6	$68.0

Property and equipment, net (in millions)

	December 29, 2013	December 28, 2014
Land and buildings	$21.0	$21.8
Computer equipment and software	20.0	27.0
Machinery and equipment	59.0	59.8
Furniture and office equipment	15.4	12.9
Facility under capital lease	1.0	—
Leasehold improvements	13.7	13.8
Construction in progress	4.8	8.0
Property and equipment	134.9	143.3
Accumulated depreciation and amortization	(50.1)	(60.7)
Total property and equipment, net	$84.8	$82.6

Depreciation expense was $14.1 million, $17.2 million and $16.6 million for the years ended December 30, 2012, December 29, 2013, and December 28, 2014, respectively.

Note 5. Debt

(a)	Issuance of 7.00% Senior Secured Notes due 2019

In May 2014, the Company refinanced its $625.0 million 10% Senior Secured Notes due in 2017 (the "10% Notes") with $625.0 million of newly issued 7.00% Senior Secured Notes due in 2019 (the "7% Notes"). The net proceeds of the 7% Notes was $618.5 million after an original issue discount of $6.5 million. The Company incurred debt issuance costs of $8.7 million associated with the new 7% Notes. The Company utilized the net proceeds from the 7% Notes, a $41.0 million draw on a new credit agreement discussed below, as well as cash from operations to extinguish the 10% Notes. The total reacquisition price of the 10% Notes was $661.5 million including a $31.2 million early termination fee, the write off of $15.5 million of unamortized issue costs, $12.9 million of unamortized premium, along with $5.3 million of additional interest while in escrow, which resulted in a loss on extinguishment of $39.1 million.

The Company completed the offering of the 7.00% Notes (hereafter the "Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Act”). The Notes are governed by an Indenture dated May 14, 2014 (the “Indenture”) among the Company, certain of the Company’s subsidiaries (the “Guarantors”) and Wilmington Trust, National Association, as Trustee and Collateral Agent. A Guarantor can be released from its Guarantee if (a) all of the Capital Stock issued by such Guarantor or all or substantially all of the assets of such Guarantor are sold or otherwise disposed of; (b) the Company designates such Guarantor as an Unrestricted Subsidiary; (c) if the Company exercises its legal defeasance option or its covenant defeasance option; or (d) upon satisfaction and discharge of the Indenture or payment in full in cash of the principal or, premium, if any, accrued and unpaid interest.

The holders of the Notes have a first priority lien on substantially all of the Company's assets and the assets of the Guarantors, except with respect to accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property), on which the holders of the Notes have a second priority lien to the Company's $110.0 million credit agreement.

The Company pays interest on the Notes semi-annually, in arrears, on May 15 and November 15 of each year.
The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0 :1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of December 28, 2014, the Company was in compliance with the covenants contained in the Indenture governing the Notes.

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

Borrowings under the revolving Credit Agreement may take the form of a base rate revolving loan, Eurodollar revolving loan or swingline loan.  Base rate revolving loans and swingline loans will bear interest at a rate per annum equal to the sum of the applicable margin from time to time in effect plus the highest of (i) the Agent’s prime lending rate, as in effect at such time, (ii) the federal funds rate, as in effect at such time, plus 0.50% per annum, and (iii) the adjusted LIBOR rate determined at such time for an interest period of one month, plus 1.00% per annum. Eurodollar revolving loans will bear interest at a rate per annum equal to the sum of the applicable margin from time to time in effect plus the adjusted LIBOR rate. The applicable margin varies between 1.50% - 2.00% for base rate revolving loans and swingline loans and 2.50%  - 3.00% for Eurodollar loans, and is based on several factors including the Company’s then-existing borrowing base and the Lender’s total commitment amount and revolving credit exposure. The calculation of the Company’s borrowing base takes into account several items relating to the Company and its subsidiaries, including amounts due and owing under billed and unbilled accounts receivables, then-held eligible raw materials inventory, work-in-process inventory, and applicable reserves. As of December 28, 2014, there was $41.0 million outstanding on the Credit Agreement and $13.6 million was outstanding on letters of credit, resulting in net borrowing base availability of $45.1 million. The Company was in compliance with the financial covenants of the Credit Agreement as of December 28, 2014.

Debt Acquired in Acquisition

The Company has a 10 year term loan with a bank in Israel entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of December 28, 2014 was $3.8 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants, including a minimum net equity covenant as defined in the loan agreement. The Company was in compliance with all covenants, as of December 28, 2014.

Fair Value of Long-term Debt

Carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at December 29, 2013 and December 28, 2014 are presented in the following table:

	As of December 29, 2013			As of December 28, 2014
$ in millions	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Long-term debt	$629.8	$644.3	$679.7	$669.8	$664.0	$577.1

The fair value of the Company’s long-term debt was based upon actual trading activity (Level 1, Observable inputs —quoted prices in active markets) and is the estimated amount the Company would have to pay to repurchase its debt, including any premium or discount attributable to the difference between the stated interest rate and market value of interest at the balance sheet date.

The net unamortized original issue discount of $5.8 million as of December 28, 2014, which is the difference between the carrying amount of $664.0 million and the principal amount of $669.8 million presented in the previous table, is being accreted to interest expense over the term of the related debt.

Future maturities of long-term debt for each of the years ending 2015 through 2017 are $1.0 million per year, $0.8 million in 2018, and $666.0 million in 2019.

Note 6. Lease Commitments

The Company leases certain facilities and equipment under operating and capital leases having terms expiring at various dates through 2023.

Future minimum lease payments under capital and operating leases as of December 28, 2014, which does not include $4.5 million in sublease income on the Company's operating leases, are as follows (in millions):

Year	Capital Leases	Operating Leases
2015	$0.1	$20.2
2016	—	17.2
2017	—	15.1
2018	—	12.7
2019	—	10.5
Thereafter	—	9.1
Total future minimum lease payments	0.1	$84.8
Less amount representing interest	—
Present value of capital lease obligations	0.1
Less current portion	0.1
Long-term capital lease obligations	$—

The following is an analysis of the leased property under capital leases by major class (in millions):

	December 29, 2013	December 28, 2014
Classes of Property
Facilities	$1.0	$—
Vehicles	0.5	0.3
Office equipment	0.4	0.1
Total	1.9	0.4
Less: Accumulated amortization	1.7	0.4
	$0.2	$—

Amortization expense related to capital leases was $0.1 million, $0.2 million and $0.2 million for the years ended December 30, 2012, December 29, 2013 and December 28, 2014, respectively.

Gross rent expense under operating leases for the years ended December 30, 2012, December 29, 2013, and December 28, 2014 was $21.1 million, $20.9 million, and $25.1 million, respectively. Total sublease income for the years ended December 30, 2012, December 29, 2013, and December 28, 2014, totaling $2.7 million, $2.3 million, and $3.3 million, respectively, has been netted against rent expense.

The Company's accrual for excess facilities was $18.7 million, $12.4 million, and $11.3 million as of December 30, 2012, December 29, 2013 and December 28, 2014, respectively. The Company estimates that the remaining accrual will be paid through 2020.

The accrual for excess facilities is as follows (in millions):

Excess Facilities
Balance as of December 30, 2012	$18.7
Adjustment of excess facility accrual	(4.7)
Cash payments	(1.6)
Balance as of December 29, 2013	12.4
Adjustments of excess facility accruals	0.2
Cash payments	(1.3)
Balance as of December 28, 2014	$11.3

The adjustment to the excess facility accrual in 2013 was primarily due to a change in the estimated excess office space at our Colombia, Maryland administrative facilities. The adjustment of $0.2 million for 2014 was primarily due to an estimated excess facility accrual of office space at our Sacramento, California administrative facilities.

The lease on certain office facilities includes scheduled base rent increases over the term of the lease. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. In addition to the base rent payment, the Company pays a monthly allocation of the building's operating expenses. The Company has recorded deferred rent, included in accrued expenses and other long-term liabilities in the Consolidated Balance Sheets, of $1.3 million, $3.2 million, and $5.3 million at December 30, 2012, December 29, 2013 and December 28, 2014, respectively, to reflect the excess of rent expense over cash payments since inception of the respective leases.

Note 7. Net Loss Per Common Share

The Company calculates net loss per share in accordance with FASB ASC Topic 260, Earnings per Share (“Topic 260”). Under Topic 260, basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per common share reflects the effects of potentially dilutive securities.

The following shares were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive (in millions):

	December 30, 2012	December 29, 2013	December 28, 2014
Shares from stock options and awards	3.6	2.6	0.9

Note 8. Income Taxes

The components of income (loss) from continuing operations before income taxes are listed below (in millions):

	2012	2013	2014
Domestic	$(120.3)	$(39.4)	$(84.0)
Foreign	5.8	7.5	11.1
Total	$(114.5)	$(31.9)	$(72.9)

The provision (benefit) for income taxes from continuing operations for the years ended December 30, 2012, December 29, 2013, and December 28, 2014 are comprised of the following (in millions):

	2012	2013	2014
Federal income taxes:
Current	$—	$(1.7)	$—
Deferred	(3.5)	0.3	3.3
Total Federal	(3.5)	(1.4)	3.3
State and local income taxes
Current	0.8	2.0	1.6
Deferred	0.4	(0.7)	(1.7)
Total State and local	1.2	1.3	(0.1)
Foreign income taxes:
Current	0.1	0.1	1.2
Deferred	0.6	—	0.7
Total Foreign	0.7	0.1	1.9
Total	$(1.6)	$—	$5.1

A reconciliation of the total income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate of 35% to the loss from continuing operations before income taxes for the years ended December 30, 2012, December 29, 2013 and December 28, 2014 is as follows (in millions):

	2012	2013	2014
Income tax expense (benefit) at federal statutory rate	$(40.1)	$(11.1)	$(25.5)
State taxes, net of federal tax benefit and valuation allowance	0.7	1.8	0.8
Difference in tax rates between U.S. and foreign	(1.5)	(2.6)	(2.0)
Increase in federal valuation allowance	14.2	13.0	26.9
Nondeductible expense	0.3	0.7	2.5
Increase (decrease) in reserve for uncertain tax positions	0.1	(1.4)	0.8
Transaction costs	0.1	—	—
Changes to indefinite life items and separate state deferred taxes	(3.0)	(0.4)	1.6
Goodwill impairment	27.6	—	—
Total	$(1.6)	$—	$5.1

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of December 29, 2013 and December 28, 2014 are as follows (in millions):

	2013	2014
Deferred tax assets:
Allowance for doubtful accounts	$0.7	$0.6
Sundry accruals	2.8	2.3
Vacation accrual	5.2	5.1
Stock-based compensation	6.1	5.4
Payroll related accruals	3.3	4.6
Lease accruals	9.1	8.4
Investments	1.9	2.0
Net operating loss carryforwards	118.2	144.3
Tax credit carryforwards	5.1	6.5
Deferred revenue	2.4	2.4
Reserves and other	10.2	9.3
	165.0	190.9
Valuation allowance	(123.1)	(154.0)
Total deferred tax assets, net of valuation allowance	41.9	36.9
Deferred tax liabilities:
Unearned revenue	(35.8)	(35.8)
Other intangibles	(4.7)	(2.7)
Property and equipment, principally due to differences in depreciation	(7.7)	(6.5)
Other	(0.9)	(1.3)
Total deferred tax liabilities	(49.1)	(46.3)
Net deferred tax asset (liability)	$(7.2)	$(9.4)

In assessing the Company's ability to realize deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As such, management has determined that it is appropriate to maintain a full valuation allowance against the Company's deferred tax assets, with the exception of an amount equal to its deferred tax liabilities, which can be expected to reverse over a definite life and certain foreign and separate state deferred tax assets. Management will continue to evaluate the necessity to maintain a valuation allowance against the Company's net deferred tax assets. During fiscal 2014, the Company recorded a net increase in its federal valuation allowance of $30.9 million.

At December 28, 2014, the Company had federal tax loss carryforwards of $391.5 million and various state tax loss carryforwards of $285.0 million including net operating losses resulting from stock options of $14.4 million for federal and state, which if recognized would result in additional paid-in-capital. The federal tax loss carryforwards will begin to expire in 2019 and state tax loss carryforwards will begin to expire in 2015 in certain states.
Federal and state income tax laws impose restrictions on the utilization of net operating loss (“NOL”) and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). In general, an ownership change occurs when shareholders owning 5% or more of a “loss corporation” (a corporation entitled to use NOL or other loss carryovers) have increased their ownership of stock in such corporation by more than 50 percentage points during any 3-year period. The annual base Section 382 limitation is calculated by multiplying the loss corporation's value at the time of the ownership change by the greater of the long-term tax-exempt rate determined by the Internal Revenue Service in the month of the ownership change or the two preceding months. This base limitation is subject to adjustments, including an increase for built-in gains recognized in the five year period after the ownership change. In March 2010, an “ownership change” occurred that will limit the utilization of NOL carryforwards. In July 2011, another “ownership change” occurred. The March 2010 ownership change limitation is more restrictive. In prior years the company acquired corporations with NOL carryforwards at the date of acquisition (Acquired NOLs). The Acquired NOLs are subject to separate limitations that may further restrict the use of Acquired NOLs. As a result, the Company's federal annual utilization of NOL carryforwards will be limited to at least $27 million a year for the five years succeeding the March 2010 ownership change and at least $11.6 million for each year thereafter subject to separate limitations for Acquired NOLs. If the entire limitation amount is not utilized in a year, the excess can be carried forward and utilized in future years. For the year ended December 28, 2014, there was no impact of such limitations on the income tax provision since the amount of taxable income did not exceed the annual limitation amount. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOL or other tax attributes may be further limited. As discussed elsewhere, deferred tax assets relating to the NOL and credit carryforwards are offset by a full valuation allowance. In addition, utilization of state tax loss carryforwards is dependent upon sufficient taxable income apportioned to the states.
The Company has not provided deferred U.S. income taxes or foreign withholding taxes of approximately $18.1 million on temporary differences relating to the outside basis in its investment in foreign subsidiaries which are essentially permanent in duration. It is the Company's intention to permanently reinvest undistributed earnings of its foreign subsidiaries. As of December 28, 2014 the Company has $10.9 million of cash and cash equivalents available for distribution.

The Company is subject to taxation in the U.S., various state tax jurisdictions and various foreign tax jurisdictions. The Company's tax years for 2000 and later are subject to examination by the U.S. and state tax authorities due to the existence of NOL carryforwards. Generally, the Company's tax years for 2002 and later are subject to examination by various foreign tax authorities.

The following table summarizes the activity related to the Company's unrecognized tax benefits (in millions):

Balance as of December 25, 2011	$10.1
Increases related to prior periods (acquired entities)	3.7
Increases related to current year tax positions	—
Expiration of applicable statutes of limitations	(0.1)
Settlements with taxing authorities	(0.3)
Balance as of December 30, 2012	13.4
Increases related to prior periods (acquired entities)	3.3
Increases related to current year tax positions	1.7
Expiration of applicable statutes of limitations	(2.6)
Settlements with taxing authorities	—
Balance as of December 29, 2013	15.8
Increases related to prior periods	—
Increases related to current year tax positions	0.8
Expiration of applicable statutes of limitations	(0.2)
Settlements with taxing authorities	—
Balance as of December 28, 2014	$16.4

Included in the balance of unrecognized tax benefits at December 28, 2014, are $16.4 million of tax benefits that, if recognized, would affect the effective tax rate. Included in this amount is $14.5 million that would become a deferred tax asset if the tax benefit were recognized. As such, this benefit may be impacted by a corresponding valuation allowance depending upon the Company's consolidated financial position at the time the benefits are recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the years ended December 30, 2012, December 29, 2013 and December 28, 2014, the Company recorded $0.4 million, $0.2 million and $0.2 million, respectively, in interest or penalties. These amounts are netted by a benefit for interest and penalties related to the reversal of prior positions as noted above of $0.1 million, $0.2 million, and $0.1 million for the years ended December 30, 2012, December 29, 2013, and December 28, 2014, respectively. As of December 30, 2012, December 29, 2013, and December 28, 2014, the Company had recorded total interest and penalties of $0.7 million, $0.7 million, and $0.8 million, respectively.

The Company believes that no material amount of the liabilities for uncertain tax positions will expire within 12 months of December 28, 2014.

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

The following table presents the results of discontinued operations including gain and loss on disposals which is included in loss before taxes (in millions):

	Year ended December 30, 2012	Year ended December 29, 2013	Year ended December 28, 2014
Revenue	$18.5	$3.7	$—
Loss before taxes	(1.8)	(5.3)	—
Benefit for income taxes	(0.3)	—	—
Net loss	$(1.5)	$(5.3)	$—

The benefit for income taxes for the year ended December 30, 2012 was primarily due to the expiration of the statute of limitations for certain foreign tax contingencies related to the Company’s discontinued wireless services business.

The following is a summary of the liabilities of discontinued operations, which are in other current liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets as of December 29, 2013 and December 28, 2014 (in millions):

	December 29, 2013	December 28, 2014
Accrued expenses and accounts payable	$1.1	$0.7
Other current liabilities	1.4	0.5
Current liabilities of discontinued operations	$2.5	$1.2

Other long-term liabilities of discontinued operations	$0.2	$—

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

(b)    Stock Option Plans and Restricted Stock Unit Plans

In March 2014 the Board approved the 2014 Equity Incentive Plan (the "2014 Plan"). The 2014 Plan is the successor to the Kratos Defense & Security Solutions, Inc. 2011 Equity Incentive Plan, the Kratos Defense & Security Solutions, Inc. Amended and Restated 2005 Equity Incentive Plan, the Kratos Defense & Security Solutions, Inc. 2000 Nonstatutory Stock Option Plan, the Kratos Defense & Security Solutions, Inc. 1999 Equity Incentive Plan, the Amended and Restated Integral Systems, Inc. 2008 Stock Incentive Plan, the Amended and Restated Herley Industries, Inc. 2010 Stock Plan, the Herley Industries, Inc. 2003 Stock Option Plan, the Henry Bros. Electronics, Inc. 2007 Stock Option Plan, the Henry Bros. Electronics, Inc. 2006 Stock Option Plan, the Amended and Restated 2005 Digital Fusion, Inc. Equity Incentive Plan, the 2000 Digital Fusion, Inc. Stock Option Plan, the 1999 Digital Fusion, Inc. Stock Option Plan, and the 1998 Digital Fusion, Inc. Stock Option Plan (collectively, the "Prior Plans").

The 2014 Plan became effective May 14, 2014 and no additional stock awards will be granted under the Prior Plans as of April 1, 2014. All outstanding stock awards granted subject to the terms of the Prior Plans will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the respective Prior Plans. Any shares subject to outstanding stock awards granted under the Prior Plans or granted outside of a Prior Plan that, at any time after March 27, 2014, (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited, canceled or otherwise returned to the Company because of the failure to meet a contingency or condition required to vest such shares; or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award (collectively, the "Returning Shares") will immediately be added to the share reserve of the 2014 Plan and become available for issuance pursuant to stock awards granted under the 2014 Plan.

As of March 27, 2014, there were 2,306,256 shares remaining available for issuance under the Prior Plans. The total number of awards outstanding under all of the Prior Plans and outside of any Prior Plan was 5,511,322 as of March 27, 2014. The 2014 Plan decreased the number of shares remaining available for issuance under its equity compensation plans from 2,306,256 to 1,550,000, although, per the 2014 Plan, up to 5,511,322 shares subject to outstanding awards under the Prior Plans and non-plan grants could potentially become Returning Shares available for issuance under the 2014 Plan.

The Company's board of directors (“Board”) may grant equity-based awards to selected employees, directors and consultants of the Company pursuant to its 2014 Plan. As of December 28, 2014, there are approximately 3,208,000 shares reserved for issuance for future grant under the 2014 Plan. The Board may amend or terminate the 2014 Plan at any time. Certain amendments, including an increase in the share reserve, require stockholder approval. Generally, options and restricted stock units outstanding vest over periods not exceeding ten years. When the Company grants stock options, they are granted with a per share exercise price not less than the fair market value of the Company's common stock on the date of grant, and generally would be exercisable for up to ten years from the grant date.

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

	2012	2013	2014
Stock Options
Expected life (1)	10.0	6.25 - 10.0	10.0
Risk-free interest rate(2)	1.6% - 2.3%	1.1% - 2.9%	2.4% - 2.7%
Volatility(3)	59.0% - 59.7%	56.8% - 61.2%	54.5% - 56.1%
Forfeiture rate(4)	16.3%	10.0%	2.5% - 15.2%
Dividend yield(5)	—%	—%	—%

(1) In 2012, no unvested options were granted and the expected life was equal to the life of the option.
(2) The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant with a term equal to the expected term of the options.
(3) In 2012, 2013, and 2014, the Company estimated implied volatility based upon trailing volatility.
(4) Forfeitures are estimated at the time of grant based upon historical information. Forfeitures will be revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.
(5)    The Company has no history or expectation of paying dividends on its common stock.

A summary of the status of the Company's stock option plan as of December 28, 2014 and changes in options outstanding under the plan for the year ended December 28, 2014 is as follows:

	Number of Shares Under Option	Weighted-Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(000's)			(000's)
Options outstanding at December 29, 2013	1,721	$13.16	5.8	$2,179.0
Granted	10	$6.62	0	—
Exercised	(45)	$3.87	0	—
Forfeited or expired	(188)	$35.19	0	—
Options outstanding at December 28, 2014	1,498	$11.06	5.6	$108.37
Options exercisable at December 28, 2014	649	$18.94	2.4	$8.95

As of December 28, 2014, there was $1.5 million of total unrecognized stock-based compensation expense related to nonvested options which is expected to be recognized over a remaining weighted-average vesting period of 3.3 years. Upon exercise of an option, the Company issues new shares of common stock.

During the years ended December 30, 2012, December 29, 2013, and December 28, 2014 the following values relate to the grants and exercises under the Company's option plans:

	2012	2013	2014
Weighted average grant date fair value of options granted	$3.56	$2.86	$4.40
Total intrinsic value of options exercised (in thousands)	$—	$—	$171

The following table summarizes the Company's Restricted Stock Unit activity:

	Restricted Stock Units (000's)	Weighted-Average Grant Date Fair Value
Nonvested balance at December 29, 2013	3,345	$7.26
Grants	555	$7.90
Vested	(126)	$10.93
Forfeitures	(1,564)	$6.10
Vested but not released	(2)	$12.19
Nonvested balance at December 28, 2014	2,208	$8.03

As of December 28, 2014, there was $8.1 million of total unrecognized stock-based compensation expense related to nonvested restricted stock units which is expected to be recognized over a remaining weighted-average vesting period of 2.7 years. The fair value of RSU awards that vested in 2012, 2013, and 2014 was $1.9 million, $1.7 million, and $1.4 million, respectively.

(d)	Employee Stock Purchase Plan

In August 1999, the Board approved the 1999 Employee Stock Purchase Plan (“Purchase Plan”). A total of 3.7 million shares of Common Stock have been authorized for issuance under the Purchase Plan. The Purchase Plan qualifies as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Service Code. Unless otherwise determined by the Compensation Committee of the Board, all employees are eligible to participate in the Purchase Plan so long as they are employed by the Company (or a subsidiary designated by the Board) for at least 20 hours per week and were customarily employed by the Company (or a subsidiary designated by the Board) for at least 5 months per calendar year.

Employees who actively participate in the Purchase Plan are eligible to have up to 15% of their earnings for each purchase period withheld pursuant to the Purchase Plan. The amount that is withheld is used at various purchase dates within the offering period to purchase shares of Common Stock. The price paid for Common Stock at each such purchase date is equal to the lower of 85% of the fair market value of the Common Stock at the commencement date of that offering period or 85% of the fair market value of the Common Stock on the relevant purchase date. Employees are also able to end their participation in the offering at any time during the offering period, and participation ends automatically upon termination of employment. From the Purchase Plan's inception through December 28, 2014, the cumulative number of shares of Common Stock that have been issued under the Purchase Plan is 2.4 million and approximately 1.3 million shares are available for future issuance. During fiscal 2014, approximately 632,000 shares were issued under the plan at an average price of $6.14.

The fair value of Kratos' Purchase Plan shares for 2014 was estimated using the Black-Scholes option pricing model. The assumptions and resulting fair values of options granted for 2012, 2013 and 2014 were as follows:

	Offering Periods January 1 to December 31, 2012	Offering Periods January 1 to December 31, 2013	Offering Periods January 1 to December 31 2014
Expected term (in years)(1)	0.5	0.5	0.5
Risk-free interest rate(2)	0.06% - 0.16%	0.10% - 0.11%	0.07% - 0.10%
Expected volatility(3)	49.70% - 65.73%	36.95% - 43.70%	40.14% - 40.23%
Expected dividend yield(4)	0%	0%	0%
Weighted average grant-date fair value per share	$1.93	$1.50	$2.09

(1)	The expected term is equivalent to the offering period.

(2)	The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant with a term equal to the expected term.
(3)    The Company estimated implied volatility based upon trailing volatility.
(4)    The Company has no history or expectation of paying dividends on its common stock.

As of December 28, 2014, there was no material unrecognized compensation expense related to the Employee Stock Purchase Plan.

Note 12. Retirement Plans

The Company provides eligible employees the opportunity to participate in defined-contribution savings plans (commonly known as 401(k) plans), which permit contributions on a before-tax basis. Generally, salaried employees and certain hourly employees are eligible to participate in the plans. Under most plans, the employee may contribute to various investment alternatives. In certain plans, the Company matches a portion of the employees' contributions. The Company's contributions to these defined-contribution savings plans totaled $5.1 million in 2012, $6.0 million in 2013 and $5.9 million in 2014.

Note 13. Significant Customers

Revenue from the U.S. Government (which includes Foreign Military Sales) includes revenue from contracts for which Kratos is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $627.8 million, $606.7 million, and $514.6 million or 65%, 64%, and 59%, of total revenue for the years ended December 30, 2012, December 29, 2013, and December 28, 2014, respectively.

Note 14. Segment Information

The Company historically operated in two reportable segments: Kratos Government Solutions (“KGS”) and Public Safety & Security (“PSS”). In the fourth quarter of 2014, the Company expanded the number of reportable segments to three as we separated the KGS segment into two reportable segments: KGS and Unmanned Systems (“US”). As a result, the KGS reportable segment is comprised of an aggregation of Kratos’ Government Solutions operating segments, including our electronic products, satellite communications, modular systems and rocket support operating segments.

The new Unmanned Systems reportable segment consists of our unmanned aerial, ground, seaborne and command, control and communications system business. The KGS and US segments provide products, solutions and services primarily for mission critical national security priorities. KGS and US customers primarily include national security related agencies, the DoD, intelligence agencies and classified agencies, and to a lesser degree, international government agencies and domestic and international commercial customers. The PSS segment provides independent integrated solutions for advanced homeland security, public safety, critical infrastructure, and security and surveillance systems for government and commercial applications. PSS customers are in the critical infrastructure, power generation, power transport, nuclear energy, financial, IT, healthcare, education, transportation and petro-chemical industries, as well as certain government and military customers.

The Company organizes its reportable segments based on the nature of the products, solutions and services offered. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts. This presentation is consistent with the Company's operating structure. In the following table, prior year financial information has been recast to conform to the current reportable segments, and total operating income of the reportable business segments is reconciled to the corresponding consolidated amount. The reconciling item “corporate activities” includes costs for certain stock-based compensation programs (including stock-based compensation costs for stock options, employee stock purchase plan and restricted stock units), the effects of items not considered part of management's evaluation of segment operating performance, merger and acquisition expenses, corporate costs not allocated to the segments, and other miscellaneous corporate activities.

Revenues, operating income (loss) and assets disclosed below provided by the Company's reportable segments for the years ended December 30, 2012, December 29, 2013, and December 28, 2014, are as follows (in millions):

	2012	2013	2014
Revenues:
Unmanned Systems
Service revenues	$—	$—	$—
Product sales	92.3	121.6	81.5
Total Unmanned Systems	92.3	121.6	81.5
Kratos Government Solutions
Service revenues	264.0	233.9	207.4
Product sales	426.9	385.4	382.7
Total Kratos Government Solutions	690.9	619.3	590.1
Public Safety & Security
Service revenues	186	209.7	183.4
Product sales	—	—	13.0
Total Public Safety & Security	186	209.7	196.4
Total revenues	$969.2	$950.6	$868.0
Depreciation and amortization:
Unmanned Systems	$9.0	$20.3	$7.3
Kratos Government Solutions	45.5	29.6	29.8
Public Safety & Security	3.5	3.5	2.0
Total depreciation and amortization	$58.0	$53.4	$39.1
Operating income (loss) from continuing operations:
Unmanned Systems	$3.5	$(16.9)	$(9.6)
Kratos Government Solutions	(45.0)	43.3	38.5
Public Safety & Security	(2.5)	8.3	(4.4)
Corporate activities	(5.7)	(2.9)	(4.6)
Total operating income (loss) from continuing operations	$(49.7)	$31.8	$19.9

Revenues from foreign customers were approximately $116.2 million or 12%, $100.9 million or 11% and $113.5 million or 13% of total revenue for the years ended December 30, 2012, December 29, 2013, and December 28, 2014, respectively.

In 2012, the Company recorded an impairment of goodwill and intangible assets of $83.7 million related to the KGS reportable segment and an impairment of intangible assets of $12.9 million related to the PSS reportable segment. See Note 2.

In 2012 Corporate activities had a benefit from corporate merger and acquisition expenses of approximately $2.7 million due to a reduction in contingent consideration, settlement of a dispute on fees, and a change in estimate of indemnity obligations related to former directors and officers of Integral. In 2013 the Corporate activities had a benefit from merger related items of $2.0 million due to the reduction in a $3.1 million liability as a result of the final settlement of the indemnity obligations related to former directors and officers of Integral on July 1, 2013, partially offset by other merger expenses and legal fees related to prior acquisitions.

Included in the 2013 and 2014 operating loss for the Unmanned Systems Segment is increased costs of $7.6 million and $3.1 million, respectively, related to certain retrofits necessary to address product design changes as well as due to a contract conversion adjustment on certain of our aerial platforms.

Reportable segment assets are as follows (in millions):

	December 29, 2013	December 28, 2014
Assets:
Kratos Government Solutions	$847.5	$802.6
Unmanned Systems	178.1	173.2
Public Safety & Security	122.6	100.2
Corporate activities	68.4	62.8
Total assets	$1,216.6	$1,138.8

Assets of foreign subsidiaries in the KGS segment were $95.9 million and $98.2 million as of December 29, 2013 and December 28, 2014, respectively.

Note 15. Commitments and Contingencies

In addition to commitments and obligations in the ordinary course of business, the Company is subject to various claims, pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of the Company's business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its Consolidated Financial Statements. An estimated loss contingency is accrued in the Company’s Consolidated Financial Statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing litigation contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including but not limited to the procedural status of the matter in question, the presence of complex or novel legal theories, and the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against it may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of its potential liability. The Company regularly reviews contingencies to determine the adequacy of its accruals and related disclosures. The amount of ultimate loss may differ from these estimates. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies. Whether any losses finally determined in any claim, action, investigation or proceeding could reasonably have a material effect on the Company's business, financial condition, results of operations or cash flows will depend on a number of variables, including: the timing and amount of such losses; the structure and type of any remedies; the monetary significance any such losses, damages or remedies may have on the Consolidated Financial Statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors.

(a)    Legal and Regulatory Matters.
U.S. Government Cost Claims. The Company's contracts with the Department of Defense are subject to audit by the Defense Contract Audit Agency (“DCAA”). As a result of these audits, from time to time the Company is advised of claims concerning potential disallowed, overstated or disputed costs. For example, during the course of its current audits of the Company's contracts, the DCAA is closely examining and questioning certain of the established and disclosed practices that it had previously audited and accepted. In addition, based on a DCAA audit, the U.S. Department of Justice (“DOJ”) conducted an investigation concerning whether one of the Company's subsidiaries violated the federal False Claims Act by overstating its labor and material costs in a contract with the Department of Defense prior to the Company's acquisition of the subsidiary. The matter was identified during the acquisition process and was taken into consideration in the purchase price allocation of this subsidiary. In December 2014, the Company reached a negotiated settlement with the DOJ concerning the disputed contract costs. The settlement was finalized by a written agreement that became effective on January 26, 2015 and paid on February 2015. The difference between the settlement and the Company's reserve was immaterial to the Company's consolidated financial statements.

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

The changes in the Company's aggregate product warranty liabilities, which are included in other current liabilities and other long term-liabilities on the Company's Consolidated Balance Sheets, were as follows (in millions):

	Year Ended
	December 29, 2013	December 28, 2014
Balance, at beginning of the period	$5.2	$5.4
Costs accrued and revenues deferred	1.2	0.4
Adjustments to preexisting warranties	(0.9)	(0.4)
Settlements made (in cash or kind) and revenues recognized	(0.1)	(0.1)
Balance, at end of period	5.4	5.3
Less: Non-Current portion	0.3	0.4
Current warranty liability	$5.1	$4.9

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

As of December 29, 2013, and December 28, 2014, the accrual for the Company's partial self-insurance programs approximated $0.2 million and $0.1 million for its health insurance and $0.2 million and $0.3 million for its workers' compensation insurance, respectively. The Company also carries stop-loss insurance that provides coverage limiting the Company's total exposure related to each medical and workers' compensation claim incurred, as defined in the applicable insurance policies. The medical annual claim limits are $50,000 - $85,000 and the workers' compensation claim limits are $250,000 - $350,000 depending upon the plan year. In 2012, 2013, and 2014, no claims exceeded the limits for workers' compensation. In 2012, 2013 and 2014, the Company had no claims which exceeded the limits for medical insurance.

Note 16. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 29, 2013 and December 28, 2014, is as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2013
Revenues	$253.3	$235.2	$226.4	$235.7
Gross profit	$65.8	$60.4	$52.3	$61.5
Operating income from continuing operations	$11.4	$8.9	$6.1	$5.4
Provision (benefit) for income taxes	$2.8	$(0.1)	$0.2	$(2.9)
Net loss	$(10.3)	$(9.6)	$(9.9)	$(7.4)
Net loss per common share:
Basic and diluted	$(0.18)	$(0.17)	$(0.17)	$(0.12)

In the third quarter the Company had a benefit of $4.7 million primarily related to an adjustment to the liability for unused office space which was primarily due to a change in the estimated excess facility accrual of office space at the Company's Colombia, Maryland administrative facilities partially offset by $2.0 million of expenses related to workforce reductions as a result of cost reduction initiatives the Company implemented. Also included in each of the first, second, third and fourth quarter is amortization of purchased intangibles of $9.3 million, $9.0 million, $9.0 million and $8.9 million, respectively.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2014
Revenues	$200.1	$229.3	$217.1	$221.5
Gross profit	$52.6	$56.4	$53.0	$56.2
Operating income from continuing operations	$3.3	$4.7	$1.2	$10.7
Provision (benefit) for income taxes	$2.3	$1.6	$(0.2)	$1.4
Net loss	$(15.0)	$(49.9)	$(10.9)	$(2.2)
Net loss per common share:
Basic and diluted	$(0.26)	$(0.87)	$(0.19)	$(0.04)

In the third quarter, a $39.1 million loss on extinguishment of debt was recorded to reflect the refinance of the Company’s $625.0 million 10% Senior Secured Notes Due 2017 with the $625.0 million 7% Senior Secured Notes Due 2019.

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

The following tables present condensed consolidating financial statements for the parent company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, respectively, for 2012, 2013, and 2014. The consolidating financial information below follows the same accounting policies as described in the Consolidated Financial Statements, except for the use of the equity method of accounting to reflect ownership interests in wholly-owned subsidiaries, which are eliminated upon consolidation.

Condensed Consolidating Balance Sheet December 29, 2013 (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$42.7	$(3.0)	$16.0	$—	$55.7
Accounts receivable, net	—	238.6	27.2	—	265.8
Amounts due from affiliated companies	410.2	—	—	(410.2)	—
Inventoried costs	—	59.1	15.5	—	74.6
Other current assets	10.7	19.4	4.1	—	34.2
Total current assets	463.6	314.1	62.8	(410.2)	430.3
Property, plant and equipment, net	2.1	71.9	10.8	—	84.8
Goodwill	—	574.8	21.6	—	596.4
Intangible assets, net	—	68.5	1.4	—	69.9
Investment in subsidiaries	474.2	36.7	—	(510.9)	—
Amounts due from affiliated companies	—	24.0	—	(24.0)	—
Other assets	12.9	23.0	(0.7)	—	35.2
Total assets	$952.8	$1,113.0	$95.9	$(945.1)	$1,216.6
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2.8	$54.1	$5.0	$—	$61.9
Accrued expenses	6.6	40.9	3.9	—	51.4
Accrued compensation	4.0	36.9	4.0	—	44.9
Billings in excess of costs and earnings on uncompleted contracts	—	45.4	7.1	—	52.5
Deferred tax liability	—	28.4	—	—	28.4
Amounts due to affiliated companies	—	390.2	20.0	(410.2)	—
Other current liabilities	1.3	9.5	1.1	—	11.9
Total current liabilities	14.7	605.4	41.1	(410.2)	251.0
Long-term debt, net of current portion	639.5	—	3.8	—	643.3
Amounts due to affiliated companies	—	—	24.0	(24.0)	—
Other long-term liabilities	2.8	21.4	2.3	—	26.5
Total liabilities	657.0	626.8	71.2	(434.2)	920.8
Total stockholders' equity	295.8	486.2	24.7	(510.9)	295.8
Total liabilities and stockholders' equity	$952.8	$1,113.0	$95.9	$(945.1)	$1,216.6

Condensed Consolidating Balance Sheet December 28, 2014 (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$28.7	$(6.0)	$12.0	$—	$34.7
Accounts receivable, net	—	217.7	30.5	—	248.2
Amounts due from affiliated companies	341.9	—	—	(341.9)	—
Inventoried costs	—	49.9	18.1	—	68.0
Other current assets	4.4	16.3	3.3	—	24.0
Total current assets	375.0	277.9	63.9	(341.9)	374.9
Amounts due from affiliated companies, long-term	—	3.2	—	(3.2)	—
Property, plant and equipment, net	2.0	70.6	10.0	—	82.6
Goodwill	—	572.4	24.0	—	596.4
Intangible assets, net	—	52.2	0.1	—	52.3
Investment in subsidiaries	498.3	48.3	—	(546.6)	—
Other assets	27.8	4.6	0.2	—	32.6
Total assets	$903.1	$1,029.2	$98.2	$(891.7)	$1,138.8
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3.1	$40.4	$4.9	$—	$48.4
Accrued expenses	6.3	30.2	3.3	—	39.8
Accrued compensation	5.2	37.7	3.5	—	46.4
Billings in excess of costs and earnings on uncompleted contracts	—	47.0	5.1	—	52.1
Deferred income tax liability	—	30.3	—	—	30.3
Amounts due to affiliated companies	—	306.6	35.3	(341.9)	—
Other current liabilities	1.0	6.5	1.6	—	9.1
Total current liabilities	15.6	498.7	53.7	(341.9)	226.1
Long-term debt, net of current portion	660.2	—	2.8	—	663.0
Amounts due to affiliated companies	—	—	3.2	(3.2)	—
Other long-term liabilities	3.0	20.2	2.2	—	25.4
Total liabilities	678.8	518.9	61.9	(345.1)	914.5
Total stockholders' equity	224.3	510.3	36.3	(546.6)	224.3
Total liabilities and stockholders' equity	$903.1	$1,029.2	$98.2	$(891.7)	$1,138.8

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Year Ended December 30, 2012 (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$448.5	$1.5	$—	$450.0
Product sales	—	470.0	64.5	(15.3)	519.2
Total revenues	—	918.5	66.0	(15.3)	969.2
Cost of service revenues	—	350.0	0.8	—	350.8
Cost of product sales	—	333.8	42.7	(15.3)	361.2
Total costs	—	683.8	43.5	(15.3)	712.0
Gross profit	—	234.7	22.5	—	257.2
Selling, general and administrative expenses	7.4	171.2	13.9	—	192.5
Impairment of goodwill and intangibles	—	96.6	—	—	96.6
Research and development expenses	—	16.9	0.9	—	17.8
Operating income (loss) from continuing operations	(7.4)	(50.0)	7.7	—	(49.7)
Other income (expense):			.
Interest expense, net	(65.9)	0.3	(0.5)	—	(66.1)
Other income, net	0.3	0.1	0.9	—	1.3
Total other income and expense, net	(65.6)	0.4	0.4	—	(64.8)
Income (loss) from continuing operations before income taxes	(73.0)	(49.6)	8.1	—	(114.5)
Provision (benefit) for income taxes from continuing operations	20.8	(22.8)	0.4	—	(1.6)
Income (loss) from continuing operations	(93.8)	(26.8)	7.7	—	(112.9)
Income (loss) from discontinued operations	(0.1)	(2.2)	0.8	—	(1.5)
Equity in net income (loss) of subsidiaries	(20.5)	8.3	—	12.2	—
Net income (loss)	$(114.4)	$(20.7)	$8.5	$12.2	$(114.4)
Comprehensive income (loss)	$(115.0)	$20.9	$9.4	$11.5	$(115.0)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Year Ended December 29, 2013 (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$438.2	$5.4	$—	$443.6
Product sales	—	448.6	75.3	(16.9)	507.0
Total revenues	—	886.8	80.7	(16.9)	950.6
Cost of service revenues	—	331.3	3.9	—	335.2
Cost of product sales	—	338.9	53.4	(16.9)	375.4
Total costs	—	670.2	57.3	(16.9)	710.6
Gross profit	—	216.6	23.4	—	240.0
Selling, general and administrative expenses	5.5	167.2	14.1	—	186.8
Impairment of goodwill and intangibles	—	—	—	—	—
Research and development expenses	—	20.2	1.2	—	21.4
Operating income (loss) from continuing operations	(5.5)	29.2	8.1	—	31.8
Other income (expense):
Interest expense, net	(65.6)	2.3	(0.4)	—	(63.7)
Other income, net	—	(0.3)	0.3	—	—
Total other income and expense, net	(65.6)	2.0	(0.1)	—	(63.7)
Income (loss) from continuing operations before income taxes	(71.1)	31.2	8.0	—	(31.9)
Provision (benefit) for income taxes from continuing operations	0.6	(0.7)	0.1	—	—
Income (loss) from continuing operations	(71.7)	31.9	7.9	—	(31.9)
Income (loss) from discontinued operations	0.1	(5.4)	—	—	(5.3)
Equity in net income (loss) of subsidiaries	34.4	7.9	—	(42.3)	—
Net income (loss)	$(37.2)	$34.4	$7.9	$(42.3)	$(37.2)
Comprehensive income (loss)	$(37.2)	$34.4	$7.9	$(42.3)	$(37.2)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Year Ended December 28, 2014 (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$380.8	$10.0	$—	$390.8
Product sales	—	417.1	69.0	(8.9)	477.2
Total revenues	—	797.9	79.0	(8.9)	868.0
Cost of service revenues	—	297.0	7.6	—	304.6
Cost of product sales	—	308.8	45.3	(8.9)	345.2
Total costs	—	605.8	52.9	(8.9)	649.8
Gross profit	—	192.1	26.1	—	218.2
Selling, general and administrative expenses	8.4	152.9	14.0	—	175.3
Impairment of goodwill and intangibles	—	—	—	—	—
Research and development expenses	—	21.5	1.5	—	23.0
Operating income (loss) from continuing operations	(8.4)	17.7	10.6	—	19.9
Other income (expense):
Interest expense, net	(54.3)	0.3	(0.3)	—	(54.3)
Loss on extinguishment of debt	(39.1)	—	—	—	(39.1)
Other income, net	—	(1.9)	2.5	—	0.6
Total other income and expense, net	(93.4)	(1.6)	2.2	—	(92.8)
Income (loss) from continuing operations before income taxes	(101.8)	16.1	12.8	—	(72.9)
Provision (benefit) for income taxes from continuing operations	0.6	3.3	1.2	—	5.1
Income (loss) from continuing operations	(102.4)	12.8	11.6	—	(78.0)
Income (loss) from discontinued operations	0.3	(0.3)	—	—	—
Equity in net income (loss) of subsidiaries	24.1	11.6	—	(35.7)	—
Net income (loss)	$(78.0)	$24.1	$11.6	$(35.7)	$(78.0)
Comprehensive income (loss)	$(78.9)	$23.6	$11.2	$(34.8)	$(78.9)

Condensed Consolidating Statement of Cash Flows Year Ended December 30, 2012 (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(98.2)	$144.5	$6.0	$—	$52.3
Investing activities:
Cash paid for acquisitions, net of cash acquired	2.3	(151.7)	—	—	(149.4)
Decrease in restricted cash	—	0.6	—	—	0.6
Investment in affiliated companies	(10.8)	—	(2.0)	12.8	—
Capital expenditures	(0.5)	(14.2)	(1.9)	—	(16.6)
Proceeds from the disposition of discontinued operations	—	0.3	—	—	0.3
Net cash provided by (used in) investing activities from continuing operations	(9.0)	(165.0)	(3.9)	12.8	(165.1)
Financing activities:
Proceeds from the issuance of common stock	97.0	—	—	—	97.0
Debt issuance costs paid	(1.2)	—	—	—	(1.2)
Repayment of debt	—	(0.5)	(1.0)	—	(1.5)
Financing from affiliated companies	—	12.8	—	(12.8)	—
Other, net	(3.4)	—	—	—	(3.4)
Net cash provided by (used in) financing activities from continuing operations	92.4	12.3	(1.0)	(12.8)	90.9
Net cash flows of continuing operations	(14.8)	(8.2)	1.1	—	(21.9)
Net operating cash flows from discontinued operations	—	1.3	—	—	1.3
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Net increase in cash and cash equivalents	$(14.8)	$(6.9)	$1.1	$—	$(20.6)

Condensed Consolidating Statement of Cash Flows Year Ended December 29, 2013 (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(65.9)	$87.5	$1.0	$—	$22.6
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	2.2	—	—	2.2
Decrease in restricted cash	—	0.4	—	—	0.4
Proceeds from the disposition of discontinued operations	—	1.3	—	—	1.3
Investment in affiliated companies	—	(74.8)	—	74.8	—
Capital expenditures	(1.4)	(12.3)	(2.9)	—	(16.6)
Net cash provided by (used in) investing activities from continuing operations	(1.4)	(83.2)	(2.9)	74.8	(12.7)
Financing activities:
Cash paid for contingent acquisition consideration	—	(2.1)	—	—	(2.1)
Repayment of debt	—	—	(1.0)	—	(1.0)
Purchase of ESPP shares	1.1	—	—	—	1.1
Financings from affiliated companies	71.1	—	3.7	(74.8)	—
Other, net	—	—	—	—	—
Net cash provided by (used in) financing activities from continuing operations	72.2	(2.1)	2.7	(74.8)	(2.0)
Net cash flows of continuing operations	4.9	2.2	0.8	—	7.9
Net operating cash flows from discontinued operations	—	(1.3)	—	—	(1.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.1	—	0.1
Net increase (decrease) in cash and cash equivalents	$4.9	$0.9	$0.9	$—	$6.7

Condensed Consolidating Statement of Cash Flows Year Ended December 28, 2014 (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(72.2)	$81.4	$(1.5)	$—	$7.7
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(2.6)	—	—	(2.6)
Investment in affiliated companies	—	(67.9)	—	67.9	—
Increase in restricted cash	—	(0.4)	—	—	(0.4)
Capital expenditures	(0.8)	(11.9)	(1.5)	—	(14.2)
Other, net	—	—	—	—	—
Net cash provided by (used in) investing activities from continuing operations	(0.8)	(82.8)	(1.5)	67.9	(17.2)
Financing activities:
Proceeds from the issuance of long-term debt	618.5	—	—	—	618.5
Extinguishment of long-term debt	(661.5)	—	—	—	(661.5)
Debt issuance costs	(10.0)	—	—	—	(10.0)
Credit agreement borrowings	41.0	—	—	—	41.0
Repayment of debt	—	—	(1.0)	—	(1.0)
Financings from affiliated companies	67.7	—	0.2	(67.9)	—
Other, net	3.3	—	—	—	3.3
Net cash provided by (used in) financing activities from continuing operations	59.0	—	(0.8)	(67.9)	(9.7)
Net cash flows of continuing operations	(14.0)	(1.4)	(3.8)	—	(19.2)
Net operating cash flows from discontinued operations	—	(1.6)	—	—	(1.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.2)	—	(0.2)
Net increase (decrease) in cash and cash equivalents	$(14.0)	$(3.0)	$(4.0)	$—	$(21.0)