Form 10-Q
period 2015-03-29
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2015-05-07
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of May 1, 2015, 53,281,685 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 29, 2015

INDEX

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets at December 28, 2014 and March 29, 2015 (unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 30, 2014 and March 29, 2015 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 30, 2014 and March 29, 2015 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	33

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Mine Safety Disclosures	33

Item 5.	Other Information	33

Item 6.	Exhibits	35

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)
 (Unaudited)

	December 28, 2014	March 29, 2015
Assets
Current assets:
Cash and cash equivalents	$34.7	$34.4
Restricted cash	5.4	1.6
Accounts receivable, net	248.2	238.6
Inventoried costs	68.0	72.1
Prepaid expenses	8.5	8.4
Other current assets	10.1	11.1
Total current assets	374.9	366.2
Property, plant and equipment, net	82.6	81.5
Goodwill	596.4	596.4
Intangible assets, net	52.3	47.7
Other assets	32.6	30.8
Total assets	$1,138.8	$1,122.6
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48.4	$42.5
Accrued expenses	34.2	31.5
Accrued compensation	46.4	39.2
Accrued interest	5.6	16.5
Billings in excess of costs and earnings on uncompleted contracts	52.1	56.5
Deferred income tax liability	30.3	30.2
Other current liabilities	9.1	6.6
Total current liabilities	226.1	223.0
Long-term debt principal, net of current portion	622.0	622.0
Line of credit	41.0	41.0
Other long-term liabilities	25.4	25.1
Total liabilities	914.5	911.1
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares outstanding at December 28, 2014 and March 29, 2015	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 57,801,978 and 58,273,919 shares issued and outstanding at December 28, 2014 and March 29, 2015, respectively	—	—
Additional paid-in capital	863.4	867.1
Accumulated other comprehensive loss	(1.7)	(1.9)
Accumulated deficit	(637.4)	(653.7)
Total stockholders' equity	224.3	211.5
Total liabilities and stockholders’ equity	$1,138.8	$1,122.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended
	March 30, 2014	March 29, 2015
Service revenues	$100.6	$87.4
Product sales	99.5	95.1
Total revenues	200.1	182.5
Cost of service revenues	74.1	66.0
Cost of product sales	73.4	69.6
Total costs	147.5	135.6
Gross profit	52.6	46.9
Selling, general and administrative expenses	43.4	42.6
Research and development expenses	5.2	4.8
Unused office space and other restructuring	0.7	1.0
Operating income (loss) from continuing operations	3.3	(1.5)
Other income (expense):
Interest expense, net	(16.1)	(12.2)
Other income (expense), net	0.2	(0.4)
Total other expense, net	(15.9)	(12.6)
Loss from continuing operations before income taxes	(12.6)	(14.1)
Provision for income taxes from continuing operations	2.3	2.4
Loss from continuing operations	(14.9)	(16.5)
Income (loss) from discontinued operations	(0.1)	0.2
Net loss	$(15.0)	$(16.3)

Basic and diluted loss per common share:
Net loss from continuing operations	$(0.26)	$(0.28)
Net loss from discontinued operations	0.00	0.00
Net loss per common share	$(0.26)	$(0.28)

Basic and diluted weighted average shares outstanding	57.4	58.3
Comprehensive Loss
Net loss (from above)	$(15.0)	$(16.3)
Change in cumulative translation adjustment	(0.1)	(0.2)
Comprehensive loss	$(15.1)	$(16.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	March 30, 2014	March 29, 2015
Operating activities:
Net loss	$(15.0)	$(16.3)
Less: Income (loss) from discontinued operations	(0.1)	0.2
Loss from continuing operations	(14.9)	(16.5)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	9.6	8.5
Stock-based compensation	1.8	2.0
Deferred income taxes	—	1.8
Amortization of deferred financing costs	1.3	0.5
Amortization of premium and discount on Senior Secured Notes	(1.0)	0.3
Provision for doubtful accounts	0.1	0.1
Changes in unused office space accrual	0.2	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	17.8	9.6
Inventoried costs	(6.7)	(6.0)
Prepaid expenses and other assets	2.2	(1.4)
Accounts payable	(13.7)	(6.4)
Accrued compensation	(6.3)	(7.2)
Accrued expenses	(5.2)	(2.8)
Advance payments received on contracts	—	1.7
Accrued interest payable	15.6	10.9
Billings in excess of costs and earnings on uncompleted contracts	(0.1)	4.4
Income tax receivable and payable	1.8	(0.1)
Other liabilities	(0.8)	(2.3)
Net cash provided by (used in) operating activities from continuing operations	1.7	(2.9)
Investing activities:
Cash paid for acquisitions, net of cash acquired	(1.6)	—
Decrease in restricted cash	—	3.8
Capital expenditures	(3.1)	(2.2)
Net cash provided by (used in) investing activities from continuing operations	(4.7)	1.6
Financing activities:
Repayment of debt	(0.2)	(0.2)
Other	1.6	1.7
Net cash provided by financing activities from continuing operations	1.4	1.5
Net cash flows of continuing operations	(1.6)	0.2
Net operating cash flows of discontinued operations	(0.5)	(0.2)
Effect of exchange rate changes on cash and cash equivalents	—	(0.3)
Net decrease in cash and cash equivalents	(2.1)	(0.3)
Cash and cash equivalents at beginning of period	55.7	34.7
Cash and cash equivalents at end of period	$53.6	$34.4

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

The information as of March 29, 2015 and for the three months ended March 30, 2014 and March 29, 2015 is unaudited. The condensed consolidated balance sheet as of December 28, 2014 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the United States (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 28, 2014, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on March 13, 2015 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

(b)	Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries for which all inter-company transactions have been eliminated in consolidation.

(c)	Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year, with interim fiscal periods ending on the last Sunday of each calendar quarter. The three month periods ended March 30, 2014 and March 29, 2015 consisted of 13-week periods, respectively. There are 52 calendar weeks in the fiscal years ending on December 28, 2014 and December 27, 2015.

(d)    Accounting Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include revenue recognition, allowance for doubtful accounts, warranties, inventory valuation, valuation of long-lived assets including identifiable intangibles and goodwill, accounting for income taxes including the related valuation allowance on the deferred tax asset and uncertain tax positions, contingencies and litigation, contingent acquisition consideration, stock-based compensation, losses on unused office space, and business combination purchase price allocations. In the future, the Company may realize actual results that differ from the current reported estimates. If the estimates that the Company has used change in the future, such changes could have a material impact on the Company's consolidated financial position, results of operations and cash flows.

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

(e)    Accounting Standards Updates
In January 2015 the FASB issued Accounting Standards Update No. 2015-01 ("ASU 2015-1"), "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." ASU 2015-1 eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not believe that the adoption of this guidance will have a material impact on its condensed consolidated financial statements.
In April 2014, the FASB issued Accounting Standards Update 2014-08 ("ASU 2014-08") "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The amendments in the ASU 2014-08 change the criteria for reporting discontinued operations and requires enhanced disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in ASU 2014-08 were effective in the first quarter of 2015 for public organizations with calendar year ends. The Company adopted this standard in the quarter ended March 29, 2015, which did not have a material impact on its condensed consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update 2014-09 ("ASU 2014-09") "Revenue from Contracts with Customers." ASU 2014-09 affects any entity using GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The ASU also supersedes some cost guidance included in ASC Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, however, a delay in the effective date is currently being considered by the FASB, which we expect will result in at least a one year deferral. Early application is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented or apply the requirements in the year of adoption, through a cumulative adjustment. The Company has not yet selected a transition method nor has it determined the impact of adoption on its condensed consolidated financial statements.
In August 2014, the FASB issued Accounting Standards Update 2014-15 ("ASU 2014-15") "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. ASU 2014-15 provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, including interim periods within that reporting period. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not believe that the adoption of this guidance will have a material impact on its condensed consolidated financial statements.
There have been no changes in the Company's significant accounting policies, other than the adoption of ASU 2014-08, for the three months ended March 29, 2015 as compared to the significant accounting policies described in the Form 10-K.

(f)	Fair Value of Financial Instruments

The carrying amounts and the related estimated fair values of the Company's long-term debt financial instruments not measured at fair value on a recurring basis at December 28, 2014 and March 29, 2015 are presented in Note 7. The carrying value of all other financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued expenses, billings in excess of cost and earnings on uncompleted contracts, income taxes payable and short-term debt, approximated their estimated fair values at December 28, 2014 and March 29, 2015 due to the short-term nature of these instruments.

Note 2. Goodwill and Intangible Assets

(a)	Goodwill

The carrying amounts of goodwill as of December 28, 2014 and March 29, 2015 by reportable segment are as follows (in millions):

	Public Safety & Security	Kratos Government Solutions	Unmanned Systems	Total

Gross value	$53.9	$678.8	$111.1	$843.8
Less accumulated impairment	18.3	215.3	13.8	$247.4
Net	$35.6	$463.5	$97.3	$596.4

(b)    Purchased Intangible Assets

The following table sets forth information for finite-lived and indefinite-lived intangible assets (in millions):

	As of December 28, 2014			As of March 29, 2015
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$99.0	$(70.6)	$28.4	$99.0	$(74.2)	$24.8
Contracts and backlog	82.7	(80.0)	2.7	82.7	(80.2)	2.5
Developed technology and technical know-how	23.1	(10.9)	12.2	23.1	(11.5)	11.6
Trade names	6.0	(5.0)	1.0	6.0	(5.1)	0.9
Favorable operating lease	1.8	(0.7)	1.1	1.8	(0.8)	1.0
Total finite-lived intangible assets	212.6	(167.2)	45.4	212.6	(171.8)	40.8
Acquired indefinite-lived intangible assets:
Trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$219.5	$(167.2)	$52.3	$219.5	$(171.8)	$47.7

Consolidated amortization expense related to intangible assets subject to amortization was $5.6 million and $4.6 million for the three months ended March 30, 2014 and March 29, 2015, respectively.

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

Inventoried costs consisted of the following components (in millions):

	December 28, 2014	March 29, 2015
Raw materials	$39.8	$38.6
Work in process	22.3	29.2
Finished goods	4.7	4.9
Supplies and other	2.1	2.1
Subtotal inventoried costs	68.9	74.8
Less: Customer advances and progress payments	(0.9)	(2.7)
Total inventoried costs	$68.0	$72.1

Note 4. Stockholders’ Equity

A summary of the changes in stockholders’ equity is provided below (in millions):

	For the Three Months Ended
	March 30, 2014	March 29, 2015
Stockholders’ equity at beginning of period	$295.8	$224.3
Comprehensive loss:
Net loss	(15.0)	(16.3)
Foreign currency translation	(0.1)	(0.2)
Total comprehensive loss	(15.1)	(16.5)
Exercise of stock options and warrants	(0.1)	—
Stock-based compensation	1.8	2.0
Employee stock purchase plan and restricted stock units settled in cash	1.8	1.8
Restricted stock units traded for taxes	(0.1)	(0.1)
Stockholders’ equity at end of period	$284.1	$211.5

The components of accumulated other comprehensive loss are as follows (in millions):

	March 30, 2014	March 29, 2015
Cumulative translation adjustment	$(0.4)	$(0.9)
Post retirement benefit reserve adjustment net of tax expense	(0.5)	(1.0)
Total accumulated other comprehensive loss	$(0.9)	$(1.9)

There were no reclassifications from other comprehensive income to net loss for the three months ended March 30, 2014 or March 29, 2015.

Common stock issued by the Company for the three months ended March 30, 2014 and March 29, 2015 was as follows (in millions):

	For the Three Months Ended
	March 30, 2014	March 29, 2015
Shares outstanding at beginning of the period	57.1	57.8
Stock issued for employee stock purchase plan, stock options and restricted stock units exercised	0.3	0.5
Shares outstanding at end of the period	57.4	58.3

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

Shares from stock options and awards, excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive, were 1.2 million and 2.3 million for the three months ended March 30, 2014 and March 29, 2015, respectively.

Note 6. Income Taxes

A reconciliation of the income tax provision (benefit), computed by applying the statutory federal income tax rate of 35% to loss from continuing operations before income tax provision, to the income tax provision (benefit) for the three months ended March 30, 2014 and March 29, 2015 is as follows (in millions):

	For the Three Months Ended
	March 30, 2014	March 29, 2015
Income tax benefit at federal statutory rate	$(4.4)	$(4.9)
State and foreign taxes, net of federal tax benefit and valuation allowance	0.6	0.5
Nondeductible expenses and other	0.6	0.5
Impact of deferred tax liabilities for indefinite-lived assets	1.7	1.8
Increase in reserves for uncertain tax positions	—	0.1
Increase in federal valuation allowance	3.8	4.4
Total income tax provision	$2.3	$2.4

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
For the three months ended March 29, 2015, there was no impact of such limitations on the income tax provision, since the amount of taxable income did not exceed the annual limitation amount. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOL or other tax attributes may be further limited.
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

As of December 28, 2014, the Company had $16.4 million of unrecognized tax benefits that, if recognized, would impact the effective income tax rate, subject to possible offset by an increase in the deferred tax asset valuation allowance. During the three months ended March 29, 2015, there was no change in the amount of unrecognized tax benefits relating to various current year and prior positions.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the three months ended March 30, 2014, there was no material expense recorded related to interest and penalties. For the three months ended March 29, 2015, the Company recorded an expense for interest and penalties of $0.1 million.  For the three months ended March 30, 2014 and March 29, 2015, there was no material benefit recorded related to interest and penalties. The Company believes that no significant amount of the liabilities for uncertain tax positions will expire within twelve months of March 29, 2015.

Note 7. Debt

(a)	Issuance of 7.00% Senior Secured Notes due 2019

In May 2014, the Company refinanced its $625.0 million 10% Senior Secured Notes due in 2017 (the "10% Notes") with $625.0 million of newly issued 7.00% Senior Secured Notes due in 2019 (the "7% Notes"). The net proceeds of the 7% Notes was $618.5 million after an original issue discount of $6.5 million. The Company incurred debt issuance costs of $8.8 million associated with the new 7% Notes. The Company utilized the net proceeds from the 7% Notes, a $41.0 million draw on a new credit agreement discussed below, as well as cash from operations to extinguish the 10% Notes. The total reacquisition price of the 10% Notes was $661.5 million including a $31.2 million early termination fee, the write off of $15.5 million of unamortized issue costs, $12.9 million of unamortized premium, along with $5.3 million of additional interest while in escrow, which resulted in a loss on extinguishment of $39.1 million.

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
The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of March 29, 2015, the Company was in compliance with the covenants contained in the Indenture governing the Notes.

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

Borrowings under the revolving Credit Agreement may take the form of a base rate revolving loan, Eurodollar revolving loan or swingline loan.  Base rate revolving loans and swingline loans will bear interest at a rate per annum equal to the sum of the applicable margin from time to time in effect plus the highest of (i) the Agent’s prime lending rate, as in effect at such time, (ii) the federal funds rate, as in effect at such time, plus 0.50% per annum, and (iii) the adjusted LIBOR rate determined at such time for an interest period of one month, plus 1.00% per annum. Eurodollar revolving loans will bear interest at a rate per annum equal to the sum of the applicable margin from time to time in effect plus the adjusted LIBOR rate. The applicable margin varies between 1.50% - 2.00% for base rate revolving loans and swingline loans and 2.50%  - 3.00% for Eurodollar loans, and is based on several factors including the Company’s then-existing borrowing base and the Lender’s total commitment amount and revolving credit exposure. The calculation of the Company’s borrowing base takes into account several items relating to the Company and its subsidiaries, including amounts due and owing under billed and unbilled accounts receivables, then-held eligible raw materials inventory, work-in-process inventory, and applicable reserves. As of March 29, 2015, there was $41.0 million outstanding on the Credit Agreement and $13.1 million was outstanding on letters of credit, resulting in net borrowing base availability of $38.4 million. The Company was in compliance with the financial covenants of the Credit Agreement as of March 29, 2015.

Debt Acquired in Acquisition

The Company has a 10-year term loan with a bank in Israel entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of March 29, 2015 was $3.5 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants, including a minimum net equity covenant as defined in the loan agreement. The Company was in compliance with all covenants, including the minimum net equity covenant, as of March 29, 2015.

Fair Value of Long-term Debt

Carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at December 28, 2014 and March 29, 2015 are presented in the following table:

	As of December 28, 2014			As of March 29, 2015
$ in millions	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Total Long-term debt including current portion	$669.8	$664.0	$577.1	$669.5	$664.0	$591.0

The fair value of the Company’s long-term debt was based upon actual trading activity (Level 1, Observable inputs -quoted prices in active markets) and is the estimated amount the Company would have to pay to repurchase its debt, including any premium or discount attributable to the difference between the stated interest rate and market value of interest at the balance sheet date.

 The net unamortized original issue discount of $5.5 million as of March 29, 2015, which is the difference between the carrying amount of $664.0 million and the principal amount of $669.5 million presented in the previous table, is being accreted to interest expense over the term of the related debt.

Note 8. Segment Information

The KGS reportable segment is comprised of an aggregation of Kratos’ Government Solutions operating segments, including our electronic products, satellite communications, modular systems and defense and rocket support operating segments.

The new US reportable segment consists of our unmanned aerial, ground, seaborne and command, control and communications system business. The KGS and US segments provide products, solutions and services for mission critical national security priorities. KGS and US customers primarily include national security related agencies, the DoD, intelligence agencies and classified agencies, and to a lesser degree, international government agencies and domestic and international commercial customers. The PSS segment designs, engineers, deploys, operates and integrates into command and control infrastructure security and surveillance solutions for homeland security, public safety, critical infrastructure, government and commercial customers. PSS customers are in the critical infrastructure, power generation, power transport, nuclear energy, financial, IT, healthcare, education, transportation and petro-chemical industries, as well as certain government and military customers.

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

 Revenues, depreciation and amortization, and operating income (loss) generated by the Company’s reportable segments for the three month periods ended March 30, 2014 and March 29, 2015 are as follows (in millions):

	Three Months Ended
	March 30, 2014	March 29, 2015
Revenues:
Kratos Government Solutions
Service revenues	$51.7	$49.8
Product sales	79.8	82.7
Total Kratos Government Solutions	131.5	132.5
Public Safety & Security
Service revenues	48.9	37.6
Product sales	—	—
Total Public Safety & Security	48.9	37.6
Unmanned Systems
Service revenues	—	—
Product sales	19.7	12.4
Total Unmanned Systems	19.7	12.4
Total revenues	$200.1	$182.5
Depreciation & amortization:
Kratos Government Solutions	$7.6	$6.8
Public Safety & Security	0.5	0.1
Unmanned Systems	1.5	1.6
Total depreciation and amortization	$9.6	$8.5
Operating income (loss):
Kratos Government Solutions	$5.9	$4.7
Public Safety & Security	1.0	0.1
Unmanned Systems	(1.8)	(4.1)
Unallocated corporate expense, net	(1.8)	(2.2)
Total operating income (loss)	$3.3	$(1.5)

Note 9. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $116.3 million and $112.1 million, or 58% and 61% of total Kratos revenue, for the three months ended March 30, 2014 and March 29, 2015.

Note 10. Commitments and Contingencies

In addition to commitments and obligations in the ordinary course of business, the Company is subject to various claims, pending and potential legal actions for damages, investigations relating to government laws and regulations and other matters arising out of the normal conduct of the Company’s business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its condensed consolidated financial statements. An estimated loss contingency is accrued in the Company's condensed consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation and legal disputes are inherently unpredictable and unfavorable resolutions could occur, assessing litigation and legal dispute contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including but not limited to the procedural status of the matter in question, the presence of complex or novel legal theories, and the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation may be unsupported, exaggerated or unrelated to possible outcomes and, as such, are not meaningful indicators of the Company's potential liability. The Company regularly reviews contingencies to determine the adequacy of its accruals and related disclosures. The amount of ultimate loss may differ from these estimates. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies. Whether any losses finally determined in any claim, action, investigation or proceeding could reasonably have a material effect on the Company's business, financial condition, results of operations or cash flows will depend on a number of variables, including the timing and amount of such losses; the structure and type of any remedies; the monetary significance any such losses, damages or remedies may have on the Company's condensed consolidated financial statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors.

(a)	Legal and Regulatory Matters
U.S. Government Cost Claims. The Company's contracts with the Department of Defense are subject to audit by the Defense Contract Audit Agency (“DCAA”). As a result of these audits, from time to time the Company is advised of claims concerning potential disallowed, overstated or disputed costs. For example, during the course of recent audits of the Company's contracts, the DCAA is closely examining and questioning certain of the established and disclosed practices that it had previously audited and accepted. Costs incurred and allocated to contracts with the U.S. Government are regularly scrutinized for compliance with regulatory standards by the Company's personnel.

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

The changes in the Company's aggregate product warranty liabilities, which are included in other current liabilities and other long term-liabilities on the Company's condensed consolidated balance sheets, were as follows (in millions):

	Three Months Ended
	March 30, 2014	March 29, 2015
Balance at beginning of the period	$5.4	$5.3
Costs accrued and revenues deferred	0.4	0.1
Settlements made (in cash or kind) and revenues recognized and other	(0.1)	(0.1)
Balance at end of period	5.7	5.3
Less: Current portion	(5.3)	(5.0)
Non-current accrued product warranty and deferred warranty revenue	$0.4	$0.3

Note 11. Condensed Consolidating Financial Statements

The Company has $625.0 million in outstanding Senior Secured Notes (see Note 7). The Notes are guaranteed by all of the Company's 100% owned domestic subsidiaries (the "Subsidiary Guarantors") and are collateralized by the assets of all of the Company's 100% owned subsidiaries. The Notes are fully and unconditionally guaranteed on a joint and several basis by each Subsidiary Guarantor and the Company. There are no contractual restrictions limiting cash transfers from Subsidiary Guarantors by dividends, loans or advances to the Company. The Senior Secured Notes are not guaranteed by the Company's foreign subsidiaries (the “Non-Guarantor Subsidiaries”).

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

Condensed Consolidating Balance Sheet December 28, 2014 (Unaudited) (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$28.7	$(6.0)	$12.0	$—	$34.7
Accounts receivable, net	—	217.7	30.5	—	248.2
Amounts due from affiliated companies	341.9	—	—	(341.9)	—
Inventoried costs	—	49.9	18.1	—	68.0
Other current assets	4.4	16.3	3.3	—	24.0
Total current assets	375.0	277.9	63.9	(341.9)	374.9
Property, plant and equipment, net	2.0	70.6	10.0	—	82.6
Goodwill	—	572.4	24.0	—	596.4
Intangible assets, net	—	52.2	0.1	—	52.3
Investment in subsidiaries	498.3	48.3	—	(546.6)	—
Amounts due from affiliated companies	—	3.2	—	(3.2)	—
Other assets	27.8	4.6	0.2	—	32.6
Total assets	$903.1	$1,029.2	$98.2	$(891.7)	$1,138.8
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3.1	$40.4	$4.9	$—	$48.4
Accrued expenses	6.3	30.2	3.3	—	39.8
Accrued compensation	5.2	37.7	3.5	—	46.4
Billings in excess of costs and earnings on uncompleted contracts	—	47.0	5.1	—	52.1
Deferred income tax liability	—	30.3	—	—	30.3
Amounts due to affiliated companies	—	306.6	35.3	(341.9)	—
Other current liabilities	1.0	6.5	1.6	—	9.1
Total current liabilities	15.6	498.7	53.7	(341.9)	226.1
Long-term debt, net of current portion	660.2		2.8	—	663.0
Amounts due to affiliated companies	—	—	3.2	(3.2)	—
Other long-term liabilities	3.0	20.2	2.2	—	25.4
Total liabilities	678.8	518.9	61.9	(345.1)	914.5
Total stockholders' equity	224.3	510.3	36.3	(546.6)	224.3
Total liabilities and stockholders' equity	$903.1	$1,029.2	$98.2	$(891.7)	$1,138.8

Condensed Consolidating Balance Sheet March 29, 2015 (Unaudited) (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$21.6	$0.4	$12.4	$—	$34.4
Accounts receivable, net	—	209.7	28.9	—	238.6
Amounts due from affiliated companies	347.1	—	—	(347.1)	—
Inventoried costs	—	51.9	20.2	—	72.1
Other current assets	2.9	14.7	3.5	—	21.1
Total current assets	371.6	276.7	65.0	(347.1)	366.2
Amounts due from affiliated companies, long-term	—	3.2	—	(3.2)	—
Property, plant and equipment, net	1.9	69.7	9.9	—	81.5
Goodwill	—	572.4	24.0	—	596.4
Intangible assets, net	—	47.7	—	—	47.7
Investment in subsidiaries	499.4	52.7	—	(552.1)	—
Other assets	27.4	3.3	0.1	—	30.8
Total assets	$900.3	$1,025.7	$99.0	$(902.4)	$1,122.6
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3.5	$34.4	$4.6	$—	$42.5
Accrued expenses	17.4	26.6	4.0	—	48.0
Accrued compensation	3.3	32.2	3.7	—	39.2
Billings in excess of costs and earnings on uncompleted contracts	—	52.0	4.5	—	56.5
Deferred income tax liability	—	30.3	(0.1)	—	30.2
Amounts due to affiliated companies	—	314.8	32.3	(347.1)	—
Other current liabilities	0.6	4.6	1.4	—	6.6
Total current liabilities	24.8	494.9	50.4	(347.1)	223.0
Long-term debt, net of current portion	660.5	—	2.5	—	663.0
Amounts due to affiliated companies	—	—	3.2	(3.2)	—
Other long-term liabilities	3.5	19.4	2.2	—	25.1
Total liabilities	688.8	514.3	58.3	(350.3)	911.1
Total stockholders' equity	211.5	511.4	40.7	(552.1)	211.5
Total liabilities and stockholders' equity	$900.3	$1,025.7	$99.0	$(902.4)	$1,122.6

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended March 30, 2014 (Unaudited) (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$98.3	$2.3	$—	$100.6
Product sales	—	86.3	16.6	(3.4)	99.5
Total revenues	—	184.6	18.9	(3.4)	200.1
Cost of service revenues	—	72.4	1.7	—	74.1
Cost of product sales	—	64.9	11.9	(3.4)	73.4
Total costs	—	137.3	13.6	(3.4)	147.5
Gross profit	—	47.3	5.3	—	52.6
Selling, general and administrative expenses	5.0	35.8	3.3	—	44.1
Research and development expenses	—	4.7	0.5	—	5.2
Operating income (loss) from continuing operations	(5.0)	6.8	1.5	—	3.3
Other income (expense):
Interest expense, net	(16.0)	—	(0.1)	—	(16.1)
Other income (expense), net	(0.1)	0.1	0.2	—	0.2
Total other income and expense, net	(16.1)	0.1	0.1	—	(15.9)
Income (loss) from continuing operations before income taxes	(21.1)	6.9	1.6	—	(12.6)
Provision for income taxes from continuing operations	0.3	1.9	0.1	—	2.3
Income (loss) from continuing operations	(21.4)	5.0	1.5	—	(14.9)
Loss from discontinued operations	—	(0.1)	—	—	(0.1)
Equity in net income (loss) of subsidiaries	6.4	1.5	—	(7.9)	—
Net income (loss)	$(15.0)	$6.4	$1.5	$(7.9)	$(15.0)
Comprehensive income (loss)	$(15.1)	$6.4	$1.4	$(7.8)	$(15.1)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended March 29, 2015 (Unaudited) (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$85.4	$2.0	$—	$87.4
Product sales	—	82.9	15.2	(3.0)	95.1
Total revenues	—	168.3	17.2	(3.0)	182.5
Cost of service revenues	—	64.5	1.5	—	66.0
Cost of product sales	—	62.0	10.6	(3.0)	69.6
Total costs	—	126.5	12.1	(3.0)	135.6
Gross profit	—	41.8	5.1	—	46.9
Selling, general and administrative expenses	5.1	35.4	3.1	—	43.6
Research and development expenses	—	4.6	0.2	—	4.8
Operating income (loss) from continuing operations	(5.1)	1.8	1.8	—	(1.5)
Other income (expense):
Interest expense, net	(12.1)	(0.1)	—	—	(12.2)
Other income (expense), net	—	(3.1)	2.7	—	(0.4)
Total other income and expense, net	(12.1)	(3.2)	2.7	—	(12.6)
Income (loss) from continuing operations before income taxes	(17.2)	(1.4)	4.5	—	(14.1)
Provision for income taxes from continuing operations	0.3	2.0	0.1	—	2.4
Income (loss) from continuing operations	(17.5)	(3.4)	4.4	—	(16.5)
Income from discontinued operations	0.1	0.1	—	—	0.2
Equity in net income (loss) of subsidiaries	1.1	4.4	—	(5.5)	—
Net income (loss)	$(16.3)	$1.1	$4.4	$(5.5)	$(16.3)
Comprehensive income (loss)	$(16.5)	$1.1	$4.2	$(5.3)	$(16.5)

Condensed Consolidating Statement of Cash Flows Three Months Ended March 30, 2014 (Unaudited) (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(2.4)	$5.1	$(1.0)	$—	$1.7
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(1.6)	—	—	(1.6)
Investment in affiliated companies	(0.5)	(0.6)	—	1.1	—
Capital expenditures	(0.3)	(2.2)	(0.6)	—	(3.1)
Net cash provided by (used in) investing activities from continuing operations	(0.8)	(4.4)	(0.6)	1.1	(4.7)
Financing activities:
Repayment of debt	—	—	(0.2)	—	(0.2)
Financing from affiliated companies	—	—	1.1	(1.1)	—
Other, net	1.6	—	—	—	1.6
Net cash provided by (used in) financing activities from continuing operations	1.6	—	0.9	(1.1)	1.4
Net cash flows of continuing operations	(1.6)	0.7	(0.7)	—	(1.6)
Net operating cash flows from discontinued operations	—	(0.5)	—	—	(0.5)
Net increase (decrease) in cash and cash equivalents	$(1.6)	$0.2	$(0.7)	$—	$(2.1)

Condensed Consolidating Statement of Cash Flows Three Months Ended March 29, 2015 (Unaudited) (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(3.3)	$(0.7)	$1.1	$—	$(2.9)
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	—	—	—
Investment in affiliated companies	(5.4)	—	—	5.4	—
(Increase) decrease in restricted cash	—	3.8	—	—	3.8
Capital expenditures	(0.1)	(1.9)	(0.2)	—	(2.2)
Net cash provided by (used in) investing activities from continuing operations	(5.5)	1.9	(0.2)	5.4	1.6
Financing activities:
Repayment of debt	—	—	(0.2)	—	(0.2)
Financings from affiliated companies	—	5.4	—	(5.4)	—
Other, net	1.7	—	—	—	1.7
Net cash provided by (used in) financing activities from continuing operations	1.7	5.4	(0.2)	(5.4)	1.5
Net cash flows of continuing operations	(7.1)	6.6	0.7	—	0.2
Net operating cash flows from discontinued operations	—	(0.2)	—	—	(0.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.3)	—	(0.3)
Net increase (decrease) in cash and cash equivalents	$(7.1)	$6.4	$0.4	$—	$(0.3)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” relating to our future financial performance, the market for our services and our expansion plans and opportunities. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements reflect our current beliefs, expectations and projections, are based on assumptions, and are subject to known and unknown risks and uncertainties that could cause our actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of these factors are beyond our ability to control or predict. As a result, you should not place undue reliance on forward-looking statements. The most important risks and uncertainties that could cause our actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, but are not limited to: changes or cutbacks in spending or the appropriation of funding by the federal government, including the U.S. Department of Defense, which could cause delays, cancellations or reductions of key government contracts; bid protests; changes in the scope or timing of our projects; the timing, rescheduling or cancellation of significant customer contracts and agreements, or consolidation by or the loss of key customers; risks of adverse regulatory action or litigation; risks associated with debt leverage; failure to successfully achieve our integration, cost reduction or divestiture strategies; risks related to security breaches, cybersecurity attacks or other significant disruptions of our information systems; and competition in the marketplace, which could reduce revenues and profit margins, as well as the additional risks and uncertainties described in this Quarterly Report on Form 10-Q and in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014 filed with the Securities and Exchange Commission on March 13, 2015. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except as required by law, we assume no responsibility for updating any forward-looking statements, whether as a result of new information, future events or otherwise.

All references to “us,” “we,” “our,” the “Company” and “Kratos” refer to Kratos Defense & Security Solutions, Inc., a Delaware corporation, and its wholly owned subsidiaries.

Overview

We are a specialized technology focused security business providing mission critical products, solutions and services for domestic and international customers, with our principal customers being agencies of the U.S. Government. Our core capabilities are sophisticated design, engineering, manufacturing, technology development, system integration, and test and evaluation offerings for national security platforms and programs. Our principal products and solutions are related to Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance (“C5ISR”). We offer our customers products, solutions, services and expertise to support their mission critical needs by leveraging our skills across our core offering areas in C5ISR.

We design, engineer and manufacture specialized electronic products, components, subsystems and systems for intelligence, surveillance, and reconnaissance (ISR), electronic attack, electronic warfare, radar, and missile system platforms; integrated products, software and technology solutions for satellite communications, signal monitoring and signal intelligence; products and solutions for unmanned aerial, ground and seaborne systems; products and services related to cybersecurity and cyberwarfare; products and solutions for ballistic missile defense; weapons systems trainers; advanced network engineering and information technology services; weapons systems lifecycle support and sustainment; military weapon range operations and technical services; and public safety, critical infrastructure security and surveillance systems. We believe our stable customer base, strong customer relationships, intellectual property, broad array of contract vehicles, "designed in" positions on strategic national security platforms, large technically oriented employee base possessing specialized skills, specialized manufacturing facilities and equipment, extensive list of past performance qualifications, and significant management and operational capabilities position us for success.

We were incorporated in the state of New York on December 19, 1994 and began operations in March 1995. We reincorporated in the state of Delaware in 1998. We completed our exit of the commercial wireless industry, began building a national security focused business and changed the Company's name to Kratos Defense & Security Solutions, Inc. in September 2007.

Industry Update

On December 13, 2014, the Senate passed a $1.1 trillion omnibus appropriations bill, the “Consolidated and Further Continuing Appropriations Act, 2015. The legislation will fund most of the government through fiscal year 2015 (the period running from October 1st to September 30th, a “FY”). The Consolidated and Further Continuing Appropriations Act, 2015 includes the Department of Defense Appropriations Act of 2015, which provides $554.2 billion in base and overseas contingency operation funding, compared to $572 billion enacted in FY 2014 and $554.3 billion in the President’s budget request. The base budget appropriation was $496.1 billion, with $64.2 billion for Overseas Contingency Operations (OCO) of the Department of Defense (DoD), compared to $85.2 billion for DoD OCO enacted in FY 2014. On February 2, 2015, Congress was sent a proposed FY 2016 DoD budget request of $585.3 billion in discretionary budget authority to fund both base budget programs and OCO. The FY 2016 base budget request of $534.3 billion includes an increase of $38.2 billion over the FY 2015 enacted budget of $496.1 billion. DoD’s FY 2016 OCO budget request of $50.9 billion is $13.3 billion, or about 21% lower than the FY 2015 enacted level of $64.2 billion, reflecting the end of the combat mission and the continued draw down of forces in Afghanistan. The combined request represents an increase of $24.9 billion or about four percent, reflecting the need to modernize the force for the future and respond to emerging security challenges.

The FY 2016 budget request supports the 2014 Quadrennial Defense Review (QDR) strategy, beginning with its three pillars: protect the homeland, build security globally, and project power and win decisively. The budget also reaffirms the five key priorities identified in the QDR. These include the re-balance to the Asia-Pacific region, a strong commitment to security and stability in Europe and the Middle East, a global approach to countering violent extremists, key investments in technology, and strengthening alliances and partnerships around the world.

The FY 2016 budget request proposes investments in the modernization of key capability areas, including nuclear deterrence, space, missile defense, cyber security, and power protection. The budget also resubmits a number of critical reforms proposed in the FY 2015 budget, including improvements to DoD business operations, force structure modifications, streamlining our base infrastructure, strengthening sexual assault prevention and response programs, and providing for service members and their families. The budget maintains a prudent balance among Joint Force capacities, capabilities, and readiness, and continues to keep faith with service members and their families.

Unless a FY 2016 federal budget is agreed to by the President and Congress, sequestration will return with the beginning of FY 2016, on October 1, 2015, with an approximate base defense budget of $500 billion.

Reportable Segments

The KGS reportable segment is comprised of an aggregation of Kratos’ Government Solutions operating segments, including our electronic products, satellite communications, modular systems and rocket support operating segments. The Unmanned Systems reportable segment consists of our unmanned aerial system and unmanned ground system businesses operating segment. The PSS reportable segment remains unchanged. This change in segment reporting presentation does not change any consolidated totals. We made this segment reporting change because we believe that the new presentation will provide investors with greater insight into our consolidated results and operating performance. Throughout this Quarterly Report on Form 10-Q, all segment information for the period ended March 30, 2014 has been recast to conform to the new segment reporting presentation. We organize our business segments based primarily on the nature of the products, solutions and services offered. Transactions between segments are negotiated and accounted for under terms and conditions similar to other government and commercial contracts, and these intercompany transactions are eliminated in consolidation. The condensed consolidated financial statements in this Quarterly Report are presented in a manner consistent with our operating structure. For additional information regarding our reportable segments, see Note 8 of the Notes to Condensed Consolidated Financial Statements. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets wherever possible.

Key Financial Statement Concepts

For a complete description of our business and a discussion of our critical accounting matters, please refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in the Form 10-K.

As of March 29, 2015, we consider the following factors to be important in understanding our financial statements.

The KGS and US segments business with the U.S. Government and prime contractors is generally performed under fixed price, time and material and cost reimbursable contracts. In accounting for our long-term contracts for production of products and services provided to the U.S. Government and provided to our PSS segment customers under fixed price contracts, we utilize both cost-to-cost and units delivered measures under the percentage-of-completion method of accounting under the provisions of ASC Topic 605, Revenue Recognition. Under the units delivered measure of the percentage-of-completion method of accounting, sales are recognized as the units are accepted by the customer generally using sales values for units in accordance with the contract terms. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on deliveries or as computed on the basis of the estimated final average unit costs plus profit. We classify contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts. Cost reimbursable contracts for the U.S. Government provide for reimbursement of costs plus the payment of a fee. Some cost reimbursable contracts include incentive fees that are awarded based on performance on the contract. Under time and materials contracts, we are reimbursed for labor hours at negotiated hourly billing rates and reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expenses.

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

Comparison of Results for the Three Months Ended March 30, 2014 to the Three Months Ended March 29, 2015

Revenues.  Revenues by operating segment for the three months ended March 30, 2014 and March 29, 2015 are as follows (dollars in millions):

	March 30, 2014	March 29, 2015	$ change	% change
Kratos Government Solutions
Service revenues	$51.7	$49.8	$(1.9)	(3.7)%
Product sales	79.8	82.7	2.9	3.6%
Total Kratos Government Solutions	131.5	132.5	1.0	0.8%
Public Safety & Security
Service revenues	48.9	37.6	(11.3)	(23.1)%
Product sales	—	—	—	N/A
Total Public Safety & Security	48.9	37.6	(11.3)	(23.1)%
Unmanned Systems
Service revenues	—	—	—	N/A
Product sales	19.7	12.4	(7.3)	(37.1)%
Total Unmanned Systems	19.7	12.4	(7.3)	(37.1)%
Total revenues	$200.1	$182.5	$(17.6)	(8.8)%

Revenues decreased $17.6 million from $200.1 million for the three months ended March 30, 2014 to $182.5 million for the three months ended March 29, 2015. The decrease in revenues was primarily due to a decline in shipments of certain of our defense products, and delays in orders and awards as a result of the challenging federal government and DoD funding environment, all of which adversely impacted the timing of new contract awards, bookings and our revenues. For the three months ended March 29, 2015, KGS segment revenue increased by $1.0 million. The increase in the KGS segment revenue was primarily driven by growth in our simulation and training business of $2.6 million and in technical government services where we support directed energy weapons and electromagnetic railgun efforts of $4.8 million, partially offset by a reduction in our legacy government services revenues of $5.0 million. For the three months ended March 29, 2015, PSS segment revenue decreased by $11.3 million, primarily due to the Company’s change in strategic direction in the fourth quarter of 2014 to only selectively bid on larger security integration projects that traditionally generate lower margins. PSS segment revenues were also impacted by the completion or wind-down of certain security installation projects which occurred in the fourth quarter of 2014 and the first quarter of 2015. Revenues in our US segment were impacted by the reduction of shipments of certain of our aerial target products due primarily to delays in the timing of follow-on and new international contract awards.

Product sales decreased $4.4 million from $99.5 million for the three months ended March 30, 2014 to $95.1 million for the three months ended March 29, 2015, primarily as a result of the decline in product shipments due to the factors discussed above in our US segment. As a percentage of total revenue, product sales were 49.7% for the three months ended March 30, 2014 as compared to 52.1% for the three months ended March 29, 2015. Service revenues decreased by $13.2 million from $100.6 million for the three months ended March 30, 2014 to $87.4 million for the three months ended March 29, 2015. The decrease was primarily related to the change in strategic direction and the completion of larger security installation projects in our PSS segment as well as the continued reduction in our legacy government services business as discussed above.

Cost of Revenues.  Cost of revenues decreased $11.9 million from $147.5 million for the three months ended March 30, 2014 to $135.6 million for the three months ended March 29, 2015. The decrease in cost of revenues was primarily a result of the revenue changes discussed above.

Gross margin decreased from 26.3% for the three months ended March 30, 2014 to 25.7% for the three months ended March 29, 2015. Margins on services decreased from the three months ended March 30, 2014 to March 29, 2015, from 26.3% to 24.5%, respectively, due primarily to a less favorable mix of revenues. Margins on products increased from the three months ended March 30, 2014 to March 29, 2015 from 26.2% to 26.8%, respectively, primarily due to the mix of products shipped. Margins in the KGS segment decreased from 26.8% for the three months ended March 30, 2014 to 26.5% for the three months ended March 29, 2015, primarily as a result of a less favorable mix of revenues. Margins in the US segment decreased from 25.4% for the three months ended March 30, 2014 to 15.3% for the three months ended March 29, 2015, primarily due to a less favorable mix of products produced and shipped. Margins in the PSS segment increased from 25.4% for the three months ended March 30, 2014 to 26.3% for the three months ended March 29, 2015 due primarily to a more favorable mix of revenues and the impact of cost reduction actions that were taken in the first quarter of 2015.

Selling, General and Administrative (SG&A) Expenses.  SG&A expenses decreased $0.8 million from $43.4 million for the three months ended March 30, 2014 to $42.6 million for the three months ended March 29, 2015, primarily as a result of a $1.0 million reduction of amortization of intangibles as a result of certain intangible assets being fully amortized, as well as our cost reduction actions. As a percentage of revenues, SG&A increased slightly from 21.7% at March 30, 2014 to 23.3% at March 29, 2015. Excluding amortization of intangibles of $5.6 million for the three months ended March 30, 2014 and amortization of intangibles of $4.6 million for the three months ended March 29, 2015, SG&A increased as a percentage of revenues from 18.9% to 20.8%, or from $37.8 million to $38.0 million for the three months ended March 30, 2014 and March 29, 2015, respectively, due primarily as a result of the decline in revenues discussed previously.

Internal Research and Development ("IR&D") Expenses.  IR&D expenses were $5.2 million for the three months ended March 30, 2014 and $4.8 million for the three months ended March 29, 2015. As a percentage of revenues, IR&D remained constant at 2.6% of revenues in the three months ended March 30, 2014 and the three months ended March 29, 2015. IR&D expenditures are primarily related to investments we are making in conjunction with our customers, with the objectives of the Company’s products being “designed in” to these new long term program opportunities and the Company owning certain intellectual property rights for products that support these programs.

Unused office space and other restructuring. The expense of $0.7 million for the three months ended March 30, 2014 was primarily due to an estimated excess facility accrual of office space at our Sacramento, California administrative facilities, and employee termination costs related to personnel reduction actions taken during the first quarter of 2014. The expense of $1.0 million for the three months ended March 29, 2015 was primarily due to employee termination costs related to personnel reduction actions taken during the first quarter of 2015 of $0.9 million.

Other Expense, Net.  Other expense, net decreased from $15.9 million to $12.6 million for the three months ended March 30, 2014 and March 29, 2015, respectively. The decrease in expense of $3.3 million is primarily related to a reduction in interest expense as a result of the refinancing of our 10% Senior Secured Notes with our 7% Senior Secured Notes which occurred in the second quarter of 2014.

Provision for Income Taxes.  Income tax expense for the three months ended March 30, 2014 and March 29, 2015 was $2.3 million and $2.4 million, respectively. These amounts were primarily a function of the estimated effective tax rate for the respective years. The estimated effective tax rate for any given year is driven by estimated foreign taxes, estimated state taxes, permanent book/tax differences, tax amortization of intangible assets that have an indefinite life under GAAP and the projected income or loss for the year.

 Income (loss) from Discontinued Operations.  There was no revenue from discontinued operations for the three months ended March 30, 2014 and March 29, 2015, respectively. The loss from discontinued operations was $0.1 million for the three months ended March 30, 2014 and income of $0.2 million for the three months ended March 29, 2015, and was primarily related to operations of the non-core businesses from our acquisition of Integral Systems, Inc. that were classified as held for sale and subsequently sold.

Backlog

At March 30, 2014 and March 29, 2015, our backlog was approximately $1.1 billion and $1.1 billion of which $538.0 million was funded in 2014 and $650.0 million was funded in 2015. Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Our funded backlog does not include the full potential value of our contracts because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly or quarterly basis even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriation and the procuring agency allocates funding to the contract.

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

Liquidity and Capital Resources

As of March 29, 2015, we had cash and cash equivalents of $34.4 million compared with cash and cash equivalents of $34.7 million as of December 28, 2014, which includes $12.4 million and $12.0 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds; however, they are considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. they could be repatriated, and their repatriation into the U.S. may cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional U.S. income taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated. We do not currently intend to repatriate these earnings.

Our total debt, including capital lease obligations, principal due on our Senior Secured Notes, and other term debt remained unchanged at $664.1 million on December 28, 2014 and March 29, 2015, as the accretion of the discount on our Senior Secured Notes was offset by the principal payment required on our 10-year term loan with the bank in Israel.

Our operating cash flow is used to finance trade accounts receivable, inventory, capital expenditures, support ongoing operations, service our debt and make strategic acquisitions. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our Days Sales Outstanding (DSOs) have increased from 104 days at December 28, 2014 to 119 days as of March 29, 2015, primarily as a result of certain contractual milestones that have not yet been attained, such as equipment shipments and deliveries on certain defense products, and for certain flight requirements that must be fulfilled on certain aerial target programs, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time. The challenging DoD budgetary environment described above, which has in certain instances caused delays in obtaining funding necessary to proceed with payments, has impacted our DSOs as well.

A summary of our net cash provided by operating activities from continuing operations, investing activities, and financing activities from our condensed consolidated statements of cash flows is as follows (in millions):

	Three Months Ended
	March 30, 2014	March 29, 2015
Net cash provided by (used in) operating activities from continuing operations	$1.7	$(2.9)
Net cash provided by (used in) investing activities	(4.7)	1.6
Net cash provided by financing activities from continuing operations	1.4	1.5
Net cash flows used in discontinued operations	(0.5)	(0.2)

 Net cash provided by (used in) operating activities for the three months ended March 29, 2015 was negatively impacted by reduced operating income and changes in working capital accounts.

 Net cash provided by (used in) investing activities is primarily comprised of a decrease in restricted cash offset by capital expenditures, which consist primarily of investment in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business.

Net cash provided by financing activities for the three months ended March 29, 2015 consists primarily of cash received from the Employee Stock Purchase Plan.

The cash flow from discontinued operations is related to non-core businesses we acquired in the Integral Systems Inc. acquisition.

Contractual Obligations and Commitments

Issuance of 7% Senior Secured Notes due 2019

On May 14, 2014, the Company completed an offering of $625.0 million aggregate principal amount of 7.00% Senior Secured Notes due 2019 (the "Senior Secured Notes" or "Notes"). The proceeds from the offering, as well as borrowings of $41.0 million from our new credit facility and cash from operations, were used to refinance the Company’s existing 10% Senior Secured Notes due 2017 (the "10% Notes") and to pay all fees and expenses related thereto. The loss on the extinguishment of the 10% Notes was $39.1 million.

The Company pays interest on the Notes semi-annually, in arrears, on May 15 and November 15 of each year. The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of March 29, 2015, the Company was in compliance with the covenants contained in the Indenture governing the Notes.

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

Borrowings under the Credit Agreement may take the form of a base rate revolving loan, Eurodollar revolving loan or swingline loan.  Base rate revolving loans and swingline loans will bear interest at a rate per annum equal to the sum of the applicable margin from time to time in effect plus the highest of (i) the Agent’s prime lending rate, as in effect at such time, (ii) the federal funds rate, as in effect at such time, plus 0.50% per annum, and (iii) the adjusted LIBOR rate determined at such time for an interest period of one month, plus 1.00% per annum. Eurodollar revolving loans will bear interest at a rate per annum equal to the sum of the applicable margin from time to time in effect plus the adjusted LIBOR rate. The applicable margin varies between 1.50% - 2.00% for base rate revolving loans and swingline loans and 2.50%  - 3.00% for Eurodollar loans, and is based on several factors including the Company’s then-existing borrowing base and the Lender’s total commitment amount and revolving credit exposure. The calculation of the Company’s borrowing base takes into account several items relating to the Company and its subsidiaries, including amounts due and owing under billed and unbilled accounts receivables, then-held eligible raw materials inventory, work-in-process inventory, and applicable reserves. As of March 29, 2015, there was $41.0 million outstanding on the Credit Agreement and $13.1 million was outstanding on letters of credit, resulting in net borrowing base availability of $38.4 million.

The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, and investments, and places limits on other various payments, as well as a financial covenant relating to a minimum fixed charge coverage ratio of 1.15:1. The Company was in compliance with the financial covenants as of March 29, 2015.

Debt Acquired in Acquisition

The Company has a 10-year term loan with a bank in Israel entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of March 29, 2015 was $3.5 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants, including a minimum net equity covenant as defined in the loan agreement. The Company was in compliance with all covenants, including the minimum net equity covenant, as of March 29, 2015.

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

As described in Note 1 to the Condensed Consolidated Financial Statements, we adopted Accounting Standards Update 2014-08 "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08") in the three month period ended March 29, 2015, which did not have a material impact on our condensed consolidated financial statements. Other than the adoption of ASU 2014-08, there have been no significant changes to our "Critical Accounting Policies or Estimates" as compared to the significant accounting policies described in the Form 10-K.

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

Our cash and cash equivalents as of March 29, 2015 were $34.4 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on our net loss for the three months ended March 29, 2015.

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 29, 2015.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 29, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 10 of the Notes to the Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.

Item 1A.  Risk Factors.

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, which we filed with the SEC on March 13, 2015. The risks and uncertainties described in “Item 1A - Risk Factors” of our Annual Report on Form 10-K have not materially changed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company's equity securities during the three month period ended March 29, 2015 that were not previously disclosed in a Current Report on Form 8-K.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None

Item 6.  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
2.1#	Agreement and Plan of Merger, dated February 7, 2011, by and among Kratos Defense & Security Solutions, Inc., Lanza Acquisition, Co. and Herley Industries, Inc. (incorporated by reference to Annex A to the Prospectus Supplement dated February 8, 2011, pursuant to the Registration Statement on Form S-3 of Kratos Defense & Security Solutions, Inc.).	424	02/08/2011(333-161340)	n/a
2.2#	Agreement and Plan of Merger, dated May 15, 2011, by and among Kratos Defense & Security Solutions, Inc., Integral Systems, Inc., IRIS Merger Sub Inc., and IRIS Acquisition Sub LLC.	8-K	5/18/2011(001-34460)	2.1
2.3#	Stock Purchase Agreement, dated May 8, 2012, by and among Kratos Defense & Security Solutions, Inc., Composite Engineering , Inc., and Amy Fournier, the stockholders representative.	8-K	05/08/2012(001-34460)	2.1
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	11/13/2001(000-27231)	4.1
3.2	Certificate of Ownership and Merger of Kratos Defense & Security Solutions, Inc. into Wireless Facilities, Inc.	8-K	9/14/2007(000-27231)	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	11/3/2009(001-34460)	3.1
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock.	10-Q	11/13/2001(000-27231)	4.2
3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (included as Exhibit A to the Preferred Stock Purchase Agreement dated as of May 16, 2002 among the Company, Meritech Capital Partners II L.P., Meritech Capital Affiliates II L.P., MCB Entrepreneur Partners II L.P., Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, Limited Partnership, Oak Investment Partners IX, L.P, Oak Affiliates Fund, L.P, Oak IX Affiliates Fund-A, L.P, and the KLS Trust dated July 14, 1999).	8-K/A	6/5/2002(000-27231)	4.1
3.6	Certificate of Designation of Series C Preferred Stock.	8-K	12/17/2004(000-27231)	3.1
3.7	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc.	8-K	3/15/2011(001-34460)	3.1
3.8	Amendment to Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc.	10-Q	11/07/2014(001-34460)	3.8
4.1	Specimen Stock Certificate.	10-K	03/02/2001(001-34460)	4.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
4.2	Indenture, dated as of May 14, 2014, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent (including the Form of 7.00% Senior Secured Notes due 2019).	8-K	05/15/2014(000-34460)	4.1
4.3	Registration Rights Agreement, dated as of May 14, 2014, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors party thereto, and SunTrust Robinson Humphrey, Inc., as Representative of the Initial Purchasers.	8-K	5/15/2014(001-34460)	10.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.				*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.				*
101
Financial statements from the Quarterly Report on Form 10-Q of Kratos Defense & Security Solutions, Inc. for the quarter ended March 29, 2015 formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Notes to the Condensed Consolidated Financial Statements.
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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ DEBORAH BUTERA
Deborah Butera
Senior Vice President, General Counsel, Chief Compliance Officer and
Secretary/Registered In-House Counsel

		By:	/s/ RICHARD DUCKWORTH
Richard Duckworth
Vice President and Corporate Controller
(Principal Accounting Officer)
Date:	May 7, 2015