Form 10-Q/A
period 2015-03-29
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2015-05-14
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
 Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of May 1, 2015, 58,281,685 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Kratos Defense & Security Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended March 29, 2015, filed with the Securities and Exchange Commission on May 7, 2015 (the “Form 10-Q”), is being filed solely to make a clerical correction in the number of shares of common stock outstanding as of the close of business on May 1, 2015 reported on the cover of the Form 10-Q.

In accordance with applicable SEC rules, this Amendment No. 1 includes new certifications as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, from our Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amendment No. 1.

We are not amending any other part of the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect subsequent events that may have occurred after the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q except as described above.

Item 6.  Exhibits.

Exhibit Number	Exhibit Description	Filed- Furnished Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.	*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.	*
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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ DEBORAH BUTERA
Deborah Butera
Senior Vice President, General Counsel, Chief Compliance Officer and
Secretary/Registered In-House Counsel

		By:	/s/ RICHARD DUCKWORTH
Richard Duckworth
Vice President and Corporate Controller
(Principal Accounting Officer)
Date:	May 14, 2015

4