Form 10-Q
period 2015-06-28
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2015-08-06
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of July 31, 2015, 59,004,735 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 28, 2015

INDEX

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets at December 28, 2014 and June 28, 2015 (unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 29, 2014 and June 28, 2015 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 29, 2014 and June 28, 2015 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	41

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Mine Safety Disclosures	42

Item 5.	Other Information	42

Item 6.	Exhibits	43

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)
 (Unaudited)

	December 28, 2014	June 28, 2015
Assets
Current assets:
Cash and cash equivalents	$33.5	$22.2
Restricted cash	5.4	0.7
Accounts receivable, net	217.5	204.5
Inventoried costs	47.4	49.5
Prepaid expenses	7.1	9.1
Other current assets	10.2	13.5
Current assets of discontinued operations	53.8	53.7
Total current assets	374.9	353.2
Property, plant and equipment, net	61.6	60.9
Goodwill	483.4	483.4
Intangible assets, net	49.5	42.2
Other assets	32.4	28.6
Non-current assets of discontinued operations	137.0	134.3
Total assets	$1,138.8	$1,102.6
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$44.6	$46.2
Accrued expenses	32.4	28.3
Accrued compensation	41.1	34.1
Accrued interest	5.6	5.6
Billings in excess of costs and earnings on uncompleted contracts	49.6	49.8
Deferred income tax liability	30.3	30.2
Other current liabilities	7.9	5.6
Current liabilities of discontinued operations	14.6	16.1
Total current liabilities	226.1	215.9
Long-term debt principal, net of current portion	622.0	622.0
Line of credit	41.0	41.0
Other long-term liabilities	24.9	24.4
Non-current liabilities of discontinued operations	0.5	0.6
Total liabilities	914.5	903.9
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares outstanding at December 28, 2014 and June 28, 2015	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 57,801,978 and 58,442,129 shares issued and outstanding at December 28, 2014 and June 28, 2015, respectively	—	—
Additional paid-in capital	863.4	869.0
Accumulated other comprehensive loss	(1.7)	(1.6)
Accumulated deficit	(637.4)	(668.7)
Total stockholders' equity	224.3	198.7
Total liabilities and stockholders’ equity	$1,138.8	$1,102.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 28, 2015	June 29, 2014	June 28, 2015
Service revenues	$101.8	$88.8	$202.4	$176.1
Product sales	102.4	71.7	175.6	141.3
Total revenues	204.2	160.5	378.0	317.4
Cost of service revenues	77.9	67.1	152.0	133.1
Cost of product sales	78.2	52.5	134.1	105.1
Total costs	156.1	119.6	286.1	238.2
Gross profit	48.1	40.9	91.9	79.2
Selling, general and administrative expenses	40.3	40.3	78.9	77.7
Research and development expenses	4.6	4.3	8.7	8.2
Unused office space and other restructuring	0.9	—	1.6	0.9
Operating income (loss) from continuing operations	2.3	(3.7)	2.7	(7.6)
Other income (expense):
Interest expense, net	(9.9)	(8.9)	(21.7)	(17.7)
Loss on extinguishment of debt	(39.1)	—	(39.1)	—
Other expense, net	(0.2)	(1.0)	(0.1)	(0.9)
Total other expense, net	(49.2)	(9.9)	(60.9)	(18.6)
Loss from continuing operations before income taxes	(46.9)	(13.6)	(58.2)	(26.2)
Provision for income taxes from continuing operations	1.2	2.3	3.3	4.2
Loss from continuing operations	(48.1)	(15.9)	(61.5)	(30.4)
Discontinued operations (Note 2)
Loss from operations of discontinued component	(1.4)	(0.7)	(2.8)	(2.1)
Income tax benefit (expense)	(0.4)	1.6	(0.6)	1.2
Income (loss) from discontinued operations	(1.8)	0.9	(3.4)	(0.9)
Net loss	$(49.9)	$(15.0)	$(64.9)	$(31.3)

Basic and diluted loss per common share:
Net loss from continuing operations	$(0.84)	$(0.27)	$(1.07)	$(0.52)
Net (loss) income from discontinued operations	(0.03)	0.02	(0.06)	(0.02)
Net loss per common share	$(0.87)	$(0.25)	$(1.13)	$(0.54)

Basic and diluted weighted average shares outstanding	57.4	58.4	57.4	58.3
Comprehensive Loss
Net loss (from above)	$(49.9)	$(15.0)	$(64.9)	$(31.3)
Change in cumulative translation adjustment	—	0.3	(0.1)	0.1
Comprehensive loss	$(49.9)	$(14.7)	$(65.0)	$(31.2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	June 29, 2014	June 28, 2015
Operating activities:
Net loss	$(64.9)	$(31.3)
Loss from discontinued operations	3.4	0.9
Loss from continuing operations	(61.5)	(30.4)
Adjustments to reconcile loss from continuing operations to net cash (used in) operating activities from continuing operations:
Depreciation and amortization	15.8	13.6
Stock-based compensation	4.6	3.9
Deferred income taxes	(0.4)	3.6
Amortization of deferred financing costs	2.1	1.0
Amortization of premium and discount on Senior Secured Notes	(1.4)	0.6
Loss on extinguishment of debt	39.1	—
Provision for doubtful accounts	0.3	0.6
Changes in unused office space accrual	0.2	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	0.3	12.4
Inventoried costs	(3.5)	(7.7)
Prepaid expenses and other assets	1.5	(3.7)
Accounts payable	9.6	1.2
Accrued compensation	(5.5)	(7.1)
Accrued expenses	(4.4)	(4.1)
Advance payments received on contracts	—	5.6
Accrued interest	0.4	—
Billings in excess of costs and earnings on uncompleted contracts	(5.5)	0.3
Income tax receivable and payable	2.9	(2.6)
Other liabilities	(1.2)	(2.3)
Net cash used in operating activities from continuing operations	(6.6)	(15.1)
Investing activities:
Cash paid for acquisitions, net of cash acquired	(1.6)	—
Change in restricted cash	(0.1)	4.7
Capital expenditures	(5.9)	(5.2)
Proceeds from sale of assets	—	0.9
Net cash provided by (used in) investing activities from continuing operations	(7.6)	0.4
Financing activities:
Proceeds from the issuance of long-term debt	618.5	—
Extinguishment of long-term debt	(661.5)	—
Debt issuance costs	(8.5)	—
Credit agreement borrowings	41.0	—
Deferred acquisition payments	—	(0.7)
Repayment of debt	(0.5)	(0.5)
Other	1.5	1.6
Net cash provided by (used in) financing activities from continuing operations	(9.5)	0.4
Net cash flows of continuing operations	(23.7)	(14.3)
Net operating cash flows of discontinued operations	(6.7)	3.0
Effect of exchange rate changes on cash and cash equivalents	0.2	—
Net decrease in cash and cash equivalents	(30.2)	(11.3)
Cash and cash equivalents at beginning of period	54.2	33.5
Cash and cash equivalents at end of period	$24.0	$22.2

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

 The information as of June 28, 2015 and for the three and six months ended June 29, 2014 and June 28, 2015 is unaudited. The condensed consolidated balance sheet as of December 28, 2014 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the United States (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 28, 2014, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on March 13, 2015 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

As discussed in Note 2 - Discontinued Operations, these condensed consolidated financial statements have been recast for all periods presented to reflect the pending disposition of the Company's 100% owned subsidiary Herley Industries, Inc. (“Herley”) and certain of Herley’s subsidiaries, including Herley-CTI, Inc., EW Simulation Technology, Ltd. and Stapor Research, Inc. (collectively, the “Herley Entities”) as discontinued operations.

(b)	Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries for which all inter-company transactions have been eliminated in consolidation.

(c)	Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year, with interim fiscal periods ending on the last Sunday of each calendar quarter. The three and six month periods ended June 29, 2014 and June 28, 2015 consisted of 13-week and 26-week periods, respectively. There are 52 calendar weeks in the fiscal years ending on December 28, 2014 and December 27, 2015.

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

In accounting for our long-term contracts for production of products and services provided to the U.S. Government within the Kratos Government Solutions ("KGS") and Unmanned Systems ("US") segments and provided to our Public Safety & Security ("PSS") segment customers under fixed price contracts, the Company utilizes both cost-to-cost and units delivered measures under the percentage-of-completion method of accounting in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition.

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

(e)    Accounting Standards Updates

In May 2015, the FASB issued a Proposed Accounting Standards Update that would defer the effective date of ASU 2014-09. Public business entities, certain not-for-profit entities, and certain employee benefit plans would apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The FASB issued Accounting Standards Update 2014-09 ("ASU 2014-09") Revenue from Contracts with Customers in May 2014. ASU 2014-09 affects any entity using GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The ASU also supersedes some cost guidance included in ASC Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented or apply the requirements in the year of adoption, through a cumulative adjustment. The Company has not yet selected a transition method nor has it determined the impact of adoption on its condensed consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03 ("ASU 2015-03"), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The Company does not believe that the adoption of this guidance will have a material impact on its condensed consolidated financial statements.
In January 2015, the FASB issued Accounting Standards Update No. 2015-01 ("ASU 2015-01"), Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not believe that the adoption of this guidance will have a material impact on its condensed consolidated financial statements.
In August 2014, the FASB issued Accounting Standards Update 2014-15 ("ASU 2014-15") Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. ASU 2014-15 provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, including interim periods within that reporting period. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not believe that the adoption of this guidance will have a material impact on its condensed consolidated financial statements.
In April 2014, the FASB issued Accounting Standards Update 2014-08 ("ASU 2014-08") Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in ASU 2014-08 change the criteria for reporting discontinued operations and require enhanced disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in ASU 2014-08 were effective in the first quarter of 2015 for public organizations with calendar year ends. The Company adopted this standard in the quarter ended March 29, 2015. As discussed in Note 2 - Discontinued Operations, our condensed consolidated financial statements set forth in this Form 10-Q have been recast for all periods presented to reflect the pending disposition of the Herley Entities as discontinued operations.
There have been no changes in the Company's significant accounting policies, other than the adoption of ASU 2014-08, for the three and six months ended June 28, 2015 as compared to the significant accounting policies described in the Form 10-K.

(f)	Fair Value of Financial Instruments

The carrying amounts and the related estimated fair values of the Company's long-term debt financial instruments not measured at fair value on a recurring basis at December 28, 2014 and June 28, 2015 are presented in Note 8. The carrying value of all other financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued expenses, billings in excess of cost and earnings on uncompleted contracts, income taxes payable and short-term debt, approximated their estimated fair values at December 28, 2014 and June 28, 2015 due to the short-term nature of these instruments.

Note 2. Discontinued Operations

On May 31, 2015, the Company entered into a Stock Purchase Agreement (the "Agreement") with Ultra Electronics Holdings plc, a public limited company formed under the laws of England and Wales and traded on the London Stock Exchange (“Ultra”), and Ultra Electronics Defense Inc. (“Buyer”), a Delaware corporation ultimately owned by Ultra, to sell the U.S. and U.K. operations of the Company's Electronics Products Division. According to the terms of the Agreement, the Company agreed to sell to Buyer all of the issued and outstanding capital stock of its 100% owned subsidiary Herley Industries, Inc. (“Herley”) and certain of Herley’s subsidiaries, including Herley-CTI, Inc., EW Simulation Technology, Ltd. and Stapor Research, Inc., for a purchase price of $260.0 million in cash to be paid at closing, less a $2.0 million escrow to satisfy any purchase price adjustments, and up to $5.0 million for taxes incurred as part of the transaction, subject to certain working capital adjustments currently estimated as a reduction of approximately $6.0 million. Under the terms of the agreement, a joint 338(h)10 election will be made for income tax purposes, providing a “step up” in tax basis to Ultra. The Company expects a taxable gain as a result of the Herley transaction which will result in utilization of a portion of the Company’s net operating losses. The Agreement also contains certain non competition and indemnification provisions. The Company expects to pay approximately $23.0 million in transaction-related costs, including $10.0 million in estimated federal and state income taxes related to the sale, resulting in net cash proceeds to the Company of approximately $236.0 million. The transaction is expected to close during our third fiscal quarter. In accordance with ASC 360-10-45-9, Property, Plant, and Equipment (Topic 360) and ASC 205-20-45-3 Presentation of Financial Statements (Topic 205), the Herley Entities have been classified as held for sale and reported in discontinued operations in the accompanying condensed consolidated financial statements for all periods presented.

The Company retained its microwave electronic products business located in Israel, which is part of its Electronic Products Division. In addition, the Company retained the unmanned systems electronics, avionics, and ground command and control business, which was formerly part of the Herley group of companies acquired by Kratos in 2010, but had been previously combined into the Company's Unmanned Systems Reportable Segment since 2013.

The following table presents the results of discontinued operations (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2014	June 28, 2015	June 29, 2014	June 28, 2015
Revenue	$25.1	$22.3	$51.4	$47.8
Cost of sales	16.8	14.6	34.3	31.5
Selling, general and administrative expenses	5.9	5.5	11.8	11.6
Interest expense, net	4.1	3.4	8.4	6.9
Other net expense items that are not major	(0.3)	(0.5)	(0.3)	(0.1)
Loss from discontinued operations before income taxes	(1.4)	(0.7)	(2.8)	(2.1)
Income tax benefit (expense)	(0.4)	1.6	(0.6)	1.2
Income (loss) from discontinued operations	$(1.8)	$0.9	$(3.4)	$(0.9)

Depreciation and amortization expense included in selling, general and administrative expenses were $1.6 million and $1.6 million for the three months ended June 29, 2014 and June 28, 2015, respectively and $3.4 million and $3.2 million for the six months ended June 29, 2014 and June 28, 2015, respectively.

Interest expense is included based on an allocation consistent with the expected minimum mandatory redemption of $175.0 million of the Company's 7% Senior Secured Notes and the estimated mandatory pay down of $41.0 million of outstanding borrowings on the Company's Credit Agreement that will be repaid upon the completion of the sale of the Herley Entities in accordance with the terms and conditions under the Indenture Agreement and Credit Agreement, respectively. Refer to Note 8 for further discussion.

During the six months ended June 28, 2015, the Company recorded an income tax benefit in discontinued operations of $1.2 million related to the release of valuation allowance of $1.7 million offset by foreign tax expense of $0.5 million.

The following is a summary of the assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets as of December 28, 2014 and June 28, 2015 (in millions):

	December 28, 2014	June 28, 2015
Cash and cash equivalents	$1.2	$2.7
Accounts receivable, net	30.7	29.8
Inventoried costs	20.6	20.1
Other current assets	1.3	1.1
Current assets of discontinued operations	$53.8	$53.7

Property, plant and equipment, net	$21.0	$20.1
Goodwill	113.0	113.0
Intangible assets, net	2.8	1.0
Other assets	0.2	0.2
Non-current assets of discontinued operations	$137.0	$134.3

Accounts payable	$3.8	$4.7
Accrued expenses	1.8	2.8
Accrued compensation	5.3	4.0
Billings in excess of cost and earnings on uncompleted contracts	2.5	3.9
Other current liabilities	1.2	0.7
Current liabilities of discontinued operations	$14.6	$16.1
Non-current liabilities of discontinued operations	$0.5	$0.6

Note 3. Goodwill and Intangible Assets

(a)	Goodwill

The carrying amounts of goodwill as of December 28, 2014 and June 28, 2015 by reportable segment are as follows (in millions):

	Public Safety & Security	Kratos Government Solutions	Unmanned Systems	Total

Gross value	$53.9	$565.8	$111.1	$730.8
Less accumulated impairment	18.3	215.3	13.8	247.4
Net	$35.6	$350.5	$97.3	$483.4

In the second quarter of 2015, as a result of the pending disposition of the Herley Entities, the Company performed a valuation analysis to apportion the carrying value of goodwill of its Electronic Products reportable unit to the retained microwave electronic products business and the Herley Entities held for sale. Accordingly, the allocation of the carrying value of goodwill to the Herley Entities has been included in non-current assets of discontinued operations. The balance allocated to the microwave electronic products business is included in the assets of the Kratos Government Solutions segment.

(b)    Purchased Intangible Assets

The following table sets forth information for finite-lived and indefinite-lived intangible assets (in millions):

	As of December 28, 2014			As of June 28, 2015
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$84.1	$(58.2)	$25.9	$84.1	$(63.7)	$20.4
Contracts and backlog	72.1	(69.4)	2.7	72.1	(69.8)	2.3
Developed technology and technical know-how	23.1	(10.9)	12.2	23.1	(12.1)	11.0
Trade names	5.3	(4.6)	0.7	5.3	(4.7)	0.6
Favorable operating lease	1.8	(0.7)	1.1	1.8	(0.8)	1.0
Total finite-lived intangible assets	186.4	(143.8)	42.6	186.4	(151.1)	35.3
Acquired indefinite-lived intangible assets:
Trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$193.3	$(143.8)	$49.5	$193.3	$(151.1)	$42.2

Consolidated amortization expense related to intangible assets subject to amortization was $9.6 million and $7.3 million for the six months ended June 29, 2014 and June 28, 2015, respectively.

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

Inventoried costs consisted of the following components (in millions):

	December 28, 2014	June 28, 2015
Raw materials	$30.1	$29.8
Work in process	13.3	21.4
Finished goods	2.8	3.2
Supplies and other	2.1	1.6
Subtotal inventoried costs	48.3	56.0
Less: Customer advances and progress payments	(0.9)	(6.5)
Total inventoried costs	$47.4	$49.5

Note 5. Stockholders’ Equity

A summary of the changes in stockholders’ equity is provided below (in millions):

	For the Six Months Ended
	June 29, 2014	June 28, 2015
Stockholders’ equity at beginning of period	$295.8	$224.3
Comprehensive loss:
Net loss	(64.9)	(31.3)
Change in cumulative translation adjustment	(0.1)	0.1
Total comprehensive loss	(65.0)	(31.2)
Exercise of stock options and warrants	(0.1)	—
Stock-based compensation	4.7	4.0
Employee stock purchase plan and restricted stock units settled in cash	1.8	1.8
Restricted stock units traded for taxes	(0.1)	(0.2)
Stockholders’ equity at end of period	$237.1	$198.7

The components of accumulated other comprehensive loss are as follows (in millions):

	June 29, 2014	June 28, 2015
Cumulative translation adjustment	$(0.4)	$(0.6)
Post retirement benefit reserve adjustment net of tax expense	(0.5)	(1.0)
Total accumulated other comprehensive loss	$(0.9)	$(1.6)

There were no reclassifications from other comprehensive loss to net loss for the six months ended June 29, 2014 or June 28, 2015.

Common stock issued by the Company for the six months ended June 29, 2014 and June 28, 2015 was as follows (in millions):

	For the Six Months Ended
	June 29, 2014	June 28, 2015
Shares outstanding at beginning of the period	57.1	57.8
Stock issued for employee stock purchase plan, stock options and restricted stock units exercised	0.3	0.6
Shares outstanding at end of the period	57.4	58.4

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

Shares from stock options and awards, excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive, were 0.8 million and 1.8 million for the three months ended June 29, 2014 and June 28, 2015, respectively and 0.9 million and 2.3 million for the six months ended June 29, 2014 and June 28, 2015, respectively.

Note 7. Income Taxes

A reconciliation of the income tax provision (benefit) computed by applying the statutory federal income tax rate of 35% to loss from continuing operations before income taxes to the income tax provision for the three and six months ended June 29, 2014 and June 28, 2015 was as follows (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 29, 2014	June 28, 2015	June 29, 2014	June 28, 2015
Income tax benefit at federal statutory rate	$(16.4)	$(4.5)	$(20.4)	$(9.0)
State and foreign taxes, net of federal tax benefit and valuation allowance	—	0.4	0.6	0.8
Nondeductible expenses and other	0.1	0.5	0.9	0.9
Impact of deferred tax liabilities for indefinite-lived assets	1.1	1.8	2.7	3.3
Increase in reserves for uncertain tax positions	3.1	—	3.0	0.1
Increase in federal valuation allowance	13.3	4.1	16.5	8.1
Total income tax provision	$1.2	$2.3	$3.3	$4.2

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
For the six months ended June 28, 2015, there was no impact of such limitations on the income tax provision, since the amount of taxable income did not exceed the annual limitation amount. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOL or other tax attributes may be further limited.
As discussed elsewhere, deferred tax assets relating to the NOL and credit carryforwards are offset by a full valuation allowance. In addition, utilization of state tax loss carryforwards is dependent upon sufficient taxable income apportioned to the states. As a result of the Herley transaction and agreed to section 338(h)10 election, the company expects a taxable gain which will result in utilization of a portion of the NOL.
The Company is subject to taxation in the U.S. and various state and foreign tax jurisdictions. The Company's tax years for 2000 and later are subject to examination by the U.S. and state tax authorities due to the existence of the NOL carryforwards. Generally, the Company's tax years for 2002 and later are subject to examination by various foreign tax authorities.

As of December 28, 2014, the Company had $16.1 million of unrecognized tax benefits that, if recognized, would impact the effective income tax rate for continuing operations, subject to possible offset by an increase in the deferred tax asset valuation allowance. During the six months ended June 28, 2015, unrecognized tax benefits were increased by $0.1 million relating to various current year and prior positions. As of December 28, 2014, the Company had $0.3 million of unrecognized tax benefits related to discontinued operations. During the six months ended June 28, 2015, there was no material change in the amount of unrecognized tax benefits related to discontinued operations.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the six months ended June 29, 2014 and June 28, 2015, a $0.1 million expense was recorded related to interest and penalties. For the six months ended June 29, 2014 and June 28, 2015, there was no material benefit recorded related to interest and penalties. The Company believes that no significant amount of the liabilities for uncertain tax positions will expire within twelve months of June 28, 2015.

Note 8. Debt

(a)	Issuance of 7.00% Senior Secured Notes due 2019

In May 2014, the Company refinanced its $625.0 million 10% Senior Secured Notes due in 2017 (the "10% Notes") with $625.0 million of newly issued 7.00% Senior Secured Notes due in 2019 (the "7% Notes"). The net proceeds of the 7% Notes was $618.5 million after an original issue discount of $6.5 million. The Company incurred debt issuance costs of $8.8 million associated with the new 7% Notes. The Company utilized the net proceeds from the 7% Notes, a $41.0 million draw on the credit agreement discussed below, as well as cash from operations to extinguish the 10% Notes. The total reacquisition price of the 10% Notes was $661.5 million including a $31.2 million early termination fee, the write off of $15.5 million of unamortized issue costs, $12.9 million of unamortized premium, along with $5.3 million of additional interest while in escrow, which resulted in a loss on extinguishment of $39.1 million.

The Company completed the offering of the 7.00% Notes (hereafter the "Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Act”). The Notes are governed by an Indenture dated May 14, 2014 (the “Indenture”) among the Company, certain of the Company’s subsidiaries (the “Guarantors”) and Wilmington Trust, National Association, as Trustee and Collateral Agent. A Guarantor can be released from its Guarantee if (a) all of the Capital Stock issued by such Guarantor or all or substantially all of the assets of such Guarantor are sold or otherwise disposed of; (b) the Company designates such Guarantor as an Unrestricted Subsidiary; (c) if the Company exercises its legal defeasance option or its covenant defeasance option; or (d) upon satisfaction and discharge of the Indenture or payment in full in cash of the principal, premium, if any, accrued and unpaid interest.

The holders of the Notes have a first priority lien on substantially all of the Company's assets and the assets of the Guarantors, except with respect to accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property), on which the holders of the Notes have a second priority lien to the $110.0 million credit agreement.

The Company pays interest on the Notes semi-annually, in arrears, on May 15 and November 15 of each year.
The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of June 28, 2015, the Company was in compliance with the covenants contained in the Indenture governing the Notes.

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

The terms of the Notes Indenture Agreement requires that the net cash proceeds from asset dispositions be either utilized to (1) repay or prepay amounts outstanding under the Company’s Credit Agreement unless such amounts are reinvested in similar collateral, (2) make an investment in assets that replace the collateral of the Senior Notes or (3) a combination of both (1) and (2). To the extent there are any remaining net proceeds from the asset disposition after application of (1) and (2), such amounts are required to be utilized to repurchase Senior Notes at par after 360 days following the asset disposition.

Following the close of the pending sale of the Company's U.S. and U.K. electronic products business (see Note 2), the Company intends to initiate a repurchase process for approximately $175.0 million to $200.0 million of the 7% Notes at par, once all requisite requirements have been met in accordance with the Notes Indenture Agreement and to pay down the $41 million outstanding on the Company’s $110.0 million Credit Agreement. To the extent there are any unapplied net proceeds from the asset disposition 360 days following the sale, such amounts are required to be utilized to repurchase Senior Notes at par at that time.

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

Borrowings under the revolving Credit Agreement may take the form of a base rate revolving loan, Eurodollar revolving loan or swingline loan.  Base rate revolving loans and swingline loans will bear interest at a rate per annum equal to the sum of the applicable margin from time to time in effect plus the highest of (i) the Agent’s prime lending rate, as in effect at such time, (ii) the federal funds rate, as in effect at such time, plus 0.50% per annum, and (iii) the adjusted LIBOR rate determined at such time for an interest period of one month, plus 1.00% per annum. Eurodollar revolving loans will bear interest at a rate per annum equal to the sum of the applicable margin from time to time in effect plus the adjusted LIBOR rate. The applicable margin varies between 1.50% - 2.00% for base rate revolving loans and swingline loans and 2.50% - 3.00% for Eurodollar loans, and is based on several factors including the Company’s then-existing borrowing base and the Lender’s total commitment amount and revolving credit exposure. The calculation of the Company’s borrowing base takes into account several items relating to the Company and its subsidiaries, including amounts due and owing under billed and unbilled accounts receivables, then-held eligible raw materials inventory, work-in-process inventory, and applicable reserves. As of June 28, 2015, there was $41.0 million outstanding on the Credit Agreement and $12.0 million was outstanding on letters of credit, resulting in net borrowing base availability of $32.9 million. The Company was in compliance with the financial covenants of the Credit Agreement and its amendments as of June 28, 2015.

On May 31, 2015, the Company entered into a third amendment (the “Third Amendment”) to the Credit Agreement. Under the terms of the Third Amendment, the definitions of certain terms of the Credit Agreement were modified, the disposition of the Herley Entities was approved by the lenders, and requires a minimum $175.0 million repurchase of the Senior Notes. Additionally, the measurement of the Fixed Charge Coverage Ratio of 1.15:1 was modified as follows: (i) the Fixed Charge Coverage Ratio will not be measured as of the quarterly reporting period ending on or about June 30, 2015, or as of the end of any quarterly reporting period ending after June 30, 2015, if on such date there are no outstanding Revolving Loans or Swingline Loans and the Letters of Credit Outstanding is less than or equal to $17.0 million, and (ii) as to any subsequent quarterly reporting period ending after June 30, 2015, and not covered by (i) above, a Fixed Charge Coverage Ratio of at least 1.05:1 if the percentage of outstanding Revolving Loans plus outstanding Swingline Loans plus Letters of Credit outstanding in excess of $17.0 million, to Revolving Credit Commitment, minus the Herley Disposition Proceeds Reinvestment Reserve, as defined in the amendment, is greater than 0.00% but less than 15.00% or 1.10:1 if the aforementioned percentage is greater than 15.00% but less than 25.00%. In all other instances, the Fixed Charge Coverage Ratio remains at 1.15:1. For purposes of computing the Fixed Charge Coverage Ratio, consolidated interest expense in connection with the repurchase of Notes with proceeds from the sale of the Herley Entities shall be deemed to have occurred on the first day of the most recently completed four quarterly reporting period.

The terms of the Third Amendment also included the establishment of a reserve (the "Herley Disposition Proceeds Reinvestment Reserve"), that will reduce the maximum $110.0 million total borrowing base on the credit facility. Upon the sale of the Herley Entities, this reserve will be based upon the collateral carrying value under the Credit Agreement of the Herley Entities disposed. As of June 28, 2015, the collateral value of the Herley Entities was approximately $50.2 million. The reserve and therefore the maximum borrowing base will be adjusted monthly for the subsequent cumulative reinvestment in similar collateral assets over a period not to exceed 360 days from the sale of the Herley Entities. To the extent that reinvestment occurs in similar collateral assets, the borrowing base will be reinstated accordingly up to a maximum of $110.0 million.

Upon the sale of the Herley Entities, the Company will also be required to pay down all the currently outstanding borrowings under the Credit Agreement.

Debt Acquired in Acquisition

The Company has a 10-year term loan with a bank in Israel entered into on September 16, 2008 in connection with the acquisition of one of its 100% owned subsidiaries. The balance as of June 28, 2015 was $3.3 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants, including a minimum net equity covenant as defined in the loan agreement. The Company was in compliance with all covenants, including the minimum net equity covenant, as of June 28, 2015.

Fair Value of Long-term Debt

Carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at December 28, 2014 and June 28, 2015 are presented in the following table:

	As of December 28, 2014			As of June 28, 2015
$ in millions	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Total Long-term debt including current portion	$669.8	$664.0	$577.1	$669.2	$664.0	$613.4

The fair value of the Company’s long-term debt was based upon actual trading activity (Level 1, Observable inputs -quoted prices in active markets) and is the estimated amount the Company would have to pay to repurchase its debt, including any premium or discount attributable to the difference between the stated interest rate and market value of interest at the balance sheet date.

 The net unamortized original issue discount of $5.2 million as of June 28, 2015, which is the difference between the carrying amount of $664.0 million and the principal amount of $669.2 million presented in the previous table, is being accreted to interest expense over the term of the related debt.

Note 9. Segment Information

As discussed in Note 2 - Discontinued Operations, the Company began reporting the Herley Entities as discontinued operations effective in the second quarter of fiscal 2015.   Prior to the decision to sell the Herley Entities, the Company reported their financial results in the KGS reportable segment. Accordingly, segment results have been recast for all periods presented to reflect the disposition of the Herley Entities as discontinued operations.

As certain overhead type costs previously allocated to the Herley Entities are not allocable to discontinued operations, prior period corporate costs have been reallocated amongst the continuing reportable segments.

The KGS reportable segment is comprised of an aggregation of Kratos’ Government Solutions operating segments, including our microwave electronic products, satellite communications, modular systems and defense and rocket support operating segments. The US reportable segment consists of our unmanned aerial, ground, seaborne and command, control and communications system business. The KGS and US segments provide products, solutions and services for mission critical national security programs. KGS and US customers primarily include national security related agencies, the DoD, intelligence agencies and classified agencies, and to a lesser degree, international government agencies and domestic and international commercial customers. The PSS segment designs, engineers, deploys, operates, integrates into command and control infrastructure, maintains and operates security and surveillance solutions for homeland security, public safety, critical infrastructure, government and commercial customers. PSS customers include those in the critical infrastructure, power generation, power transport, nuclear energy, financial, IT, healthcare, education, transportation and petro-chemical industries, as well as certain government and military customers.

The Company organizes its reportable segments based on the nature of the products, solutions and services offered. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts. This presentation is consistent with the Company's operating structure. In the following table total operating income (loss) from continuing operations of the reportable business segments is reconciled to the corresponding consolidated amount. The reconciling item “corporate activities” includes costs for certain stock-based compensation programs (including stock-based compensation costs for stock options, employee stock purchase plan and restricted stock units), the effects of items not considered part of management's evaluation of segment operating performance, merger and acquisition expenses, corporate costs not allocated to the segments, and other miscellaneous corporate activities.

 Revenues, depreciation and amortization, and operating income (loss) generated by the Company’s reportable segments for the three and six month periods ended June 29, 2014 and June 28, 2015 are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2014	June 28, 2015	June 29, 2014	June 28, 2015
Revenues:
Kratos Government Solutions
Service revenues	$51.1	$53.3	$102.9	$103.1
Product sales	71.6	53.8	125.1	111.0
Total Kratos Government Solutions	122.7	107.1	228.0	214.1
Public Safety & Security
Service revenues	50.7	35.5	99.5	73.0
Product sales	13.0	—	13.0	—
Total Public Safety & Security	63.7	35.5	112.5	73.0
Unmanned Systems
Service revenues	—	—	—	—
Product sales	17.8	17.9	37.5	30.3
Total Unmanned Systems	17.8	17.9	37.5	30.3
Total revenues	$204.2	$160.5	$378.0	$317.4
Depreciation & amortization:
Kratos Government Solutions	$5.9	$5.0	$11.7	$10.1
Public Safety & Security	0.5	0.1	1.0	0.3
Unmanned Systems	1.6	1.6	3.1	3.2
Total depreciation and amortization	$8.0	$6.7	$15.8	$13.6
Operating income (loss) from continuing operations:
Kratos Government Solutions	$4.8	$0.2	$8.0	$2.6
Public Safety & Security	2.9	0.6	3.7	0.6
Unmanned Systems	(1.8)	(2.5)	(3.6)	(6.7)
Unallocated corporate expense, net	(3.6)	(2.0)	(5.4)	(4.1)
Total operating income (loss) from continuing operations	$2.3	$(3.7)	$2.7	$(7.6)

Segment assets are as follows (in millions):

	December 28, 2014	June 28, 2015
Assets:
Kratos Government Solutions	$618.9	$598.3
Public Safety & Security	100.2	100.9
Unmanned Systems	166.1	165.4
Discontinued operations	190.8	188.0
Corporate activities	62.8	50.0
Total assets	$1,138.8	$1,102.6

Note 10. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $105.3 million and $99.2 million, or 52% and 62% of total Kratos revenue, for the three months ended June 29, 2014 and June 28, 2015, respectively, and $204.1 million and $194.2 million, or 54% and 61% of total revenue for the six months ended June 29, 2014 and June 28, 2015, respectively.

Note 11. Commitments and Contingencies

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
U.S. Government Cost Claims. The Company's contracts with the Department of Defense are subject to audit by the Defense Contract Audit Agency (“DCAA”).  As a result of these audits, from time to time the Company is advised of claims concerning potential disallowed, overstated or disputed costs.  For example, during the course of recent audits of the Company's contracts, the DCAA is closely examining and questioning certain of the established and disclosed practices that it had previously audited and accepted.  Costs incurred and allocated to contracts with the U.S. Government are regularly scrutinized for compliance with regulatory standards by the Company's personnel.  On July 28, 2015, the Company received a determination letter from Defense Contract Management Agency (DCMA) regarding what DCMA believes are certain unallowable costs for one of the Company's subsidiaries with respect to fiscal year 2007.  The Company is evaluating the determination and believes it has a defensible position. For those Company subsidiaries and fiscal years which have not yet been audited by the DCAA or for those audits which are in process which have not been completed by the DCAA, the Company cannot reasonably estimate the range of loss, if any, that may result from audits and reviews in which it is currently involved given the inherent difficulty in predicting regulatory action, fines and penalties, if any, and the various remedies and levels of judicial review available to the Company in the event of an adverse finding.  As a result, the Company has not recorded any liability related to these matters.

Other Litigation Matters. The Company is subject to normal and routine litigation arising from the ordinary course and conduct of business and, at times, as a result of acquisitions and dispositions. Such disputes include, for example, commercial, employment, intellectual property, environmental and securities matters. The aggregate amounts accrued related to these matters are not material to the total liabilities of the Company. The Company intends to defend ourselves in any such matters and do not currently believe that the outcome of any such matters will have a material adverse impact on our financial condition, results of operations or cash flows.

(b)    Warranty

Certain of the Company’s products, product finishes, and services are covered by a warranty to be free from defects in material and workmanship for periods ranging from one to ten years. Optional extended warranty contracts can also be purchased with the revenue deferred and amortized to income over the extended warranty period using the straight-line method. The Company accrues a warranty liability for estimated costs to provide products, parts or services to repair or replace products in satisfaction of warranty obligations. Costs under extended warranty contracts are expensed as incurred.

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

The changes in the Company's aggregate product warranty liabilities, which are included in other current liabilities and other long term-liabilities on the Company's condensed consolidated balance sheets, were as follows (in millions):

	Six Months Ended
	June 29, 2014	June 28, 2015
Balance at beginning of the period	$4.7	$4.9
Costs accrued and revenues deferred	0.6	0.1
Settlements made (in cash or kind), revenues recognized and other	(0.4)	(0.4)
Balance at end of period	4.9	4.6
Less: Current portion	(4.4)	(4.1)
Non-current accrued product warranty and deferred warranty revenue	$0.5	$0.5

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

The following tables present condensed consolidating financial statements for the parent company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, respectively. The condensed consolidating financial information below follows the same accounting policies as described in the condensed consolidated financial statements, except for the use of the equity method of accounting to reflect ownership interests in 100% owned subsidiaries, which are eliminated upon consolidation. Also, as discussed in Note 2 - Discontinued Operations, the following condensed consolidating financial statements have been recast for all periods presented to reflect the disposition of the Herley Entities as discontinued operations.

Condensed Consolidating Balance Sheet December 28, 2014 (Unaudited) (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$28.7	$(5.5)	$10.3	$—	$33.5
Accounts receivable, net	—	196.4	21.1	—	217.5
Amounts due from affiliated companies	360.2	—	—	(360.2)	—
Inventoried costs	—	32.2	15.2	—	47.4
Other current assets	4.4	15.5	2.8	—	22.7
Current assets of discontinued operations	—	49.8	4.0	—	53.8
Total current assets	393.3	288.4	53.4	(360.2)	374.9
Property, plant and equipment, net	2.0	52.0	7.6	—	61.6
Goodwill	—	442.6	40.8	—	483.4
Intangible assets, net	—	49.4	0.1	—	49.5
Investment in subsidiaries	483.1	48.1	—	(531.2)	—
Other assets	27.8	4.6	—	—	32.4
Non-current assets of discontinued operations	—	134.5	2.5	—	137.0
Total assets	$906.2	$1,019.6	$104.4	$(891.4)	$1,138.8
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3.1	$37.1	$4.4	$—	$44.6
Accrued expenses	6.3	28.9	2.8	—	38.0
Accrued compensation	5.2	32.7	3.2	—	41.1
Billings in excess of costs and earnings on uncompleted contracts	—	45.7	3.9	—	49.6
Deferred income tax liability	—	30.3	—	—	30.3
Amounts due to affiliated companies	—	316.8	43.4	(360.2)	—
Other current liabilities	0.5	5.9	1.5	—	7.9
Current liabilities of discontinued operations	0.7	10.8	3.1	—	14.6
Total current liabilities	15.8	508.2	62.3	(360.2)	226.1
Long-term debt, net of current portion	660.2	—	2.8	—	663.0
Other long-term liabilities	5.9	16.1	2.9	—	24.9
Non-current liabilities of discontinued operations	—	0.2	0.3	—	0.5
Total liabilities	681.9	524.5	68.3	(360.2)	914.5
Total stockholders' equity	224.3	495.1	36.1	(531.2)	224.3
Total liabilities and stockholders' equity	$906.2	$1,019.6	$104.4	$(891.4)	$1,138.8

Condensed Consolidating Balance Sheet June 28, 2015 (Unaudited) (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$15.4	$(1.9)	$8.7	$—	$22.2
Accounts receivable, net	—	183.8	20.7	—	204.5
Amounts due from affiliated companies	355.8	—	—	(355.8)	—
Inventoried costs	—	30.8	18.7	—	49.5
Other current assets	6.0	13.3	4.0	—	23.3
Current assets of discontinued operations	—	49.5	4.2	—	53.7
Total current assets	377.2	275.5	56.3	(355.8)	353.2
Property, plant and equipment, net	1.9	51.9	7.1	—	60.9
Goodwill	—	442.6	40.8	—	483.4
Intangible assets, net	—	42.2	—	—	42.2
Investment in subsidiaries	476.9	55.2	—	(532.1)	—
Other assets	27.0	1.6	—	—	28.6
Non-current assets of discontinued operations	—	131.8	2.5	—	134.3
Total assets	$883.0	$1,000.8	$106.7	$(887.9)	$1,102.6
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4.9	$37.6	$3.7	$—	$46.2
Accrued expenses	7.2	23.9	2.8	—	33.9
Accrued compensation	3.8	27.3	3.0	—	34.1
Billings in excess of costs and earnings on uncompleted contracts	—	45.6	4.2	—	49.8
Deferred income tax liability	—	30.2	—	—	30.2
Amounts due to affiliated companies	—	314.3	41.5	(355.8)	—
Other current liabilities	0.5	4.2	0.9	—	5.6
Current liabilities of discontinued operations	0.6	12.7	2.8	—	16.1
Total current liabilities	17.0	495.8	58.9	(355.8)	215.9
Long-term debt, net of current portion	660.8	—	2.2	—	663.0
Other long-term liabilities	6.5	15.8	2.1	—	24.4
Non-current liabilities of discontinued operations	—	0.3	0.3	—	0.6
Total liabilities	684.3	511.9	63.5	(355.8)	903.9
Total stockholders' equity	198.7	488.9	43.2	(532.1)	198.7
Total liabilities and stockholders' equity	$883.0	$1,000.8	$106.7	$(887.9)	$1,102.6

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) For the Three Months Ended June 29, 2014 (Unaudited) (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$99.9	$1.9	$—	$101.8
Product sales	—	92.0	12.8	(2.4)	102.4
Total revenues	—	191.9	14.7	(2.4)	204.2
Cost of service revenues	—	76.3	1.6	—	77.9
Cost of product sales	—	70.9	9.7	(2.4)	78.2
Total costs	—	147.2	11.3	(2.4)	156.1
Gross profit	—	44.7	3.4	—	48.1
Selling, general and administrative expenses	4.0	34.8	2.4	—	41.2
Research and development expenses	—	4.4	0.2	—	4.6
Operating income (loss) from continuing operations	(4.0)	5.5	0.8	—	2.3
Other income (expense):
Interest income (expense), net	(10.0)	0.2	(0.1)	—	(9.9)
Loss on extinguishment of debt	(39.1)	—	—	—	(39.1)
Other income (expense), net	0.1	(0.2)	(0.1)	—	(0.2)
Total other income (expense), net	(49.0)	—	(0.2)	—	(49.2)
Income (loss) from continuing operations before income taxes	(53.0)	5.5	0.6	—	(46.9)
Provision for income taxes from continuing operations	0.2	0.9	0.1	—	1.2
Income (loss) from continuing operations	(53.2)	4.6	0.5	—	(48.1)
Income (loss) from discontinued operations	—	(2.3)	0.5	—	(1.8)
Equity in net income (loss) of subsidiaries	3.3	1.0	—	(4.3)	—
Net income (loss)	$(49.9)	$3.3	$1.0	$(4.3)	$(49.9)
Comprehensive income (loss)	$(49.9)	$3.3	$1.0	$(4.3)	$(49.9)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended June 28, 2015 (Unaudited) (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$84.7	$4.1	$—	$88.8
Product sales	—	62.8	12.2	(3.3)	71.7
Total revenues	—	147.5	16.3	(3.3)	160.5
Cost of service revenues	—	63.9	3.2	—	67.1
Cost of product sales	—	46.7	9.1	(3.3)	52.5
Total costs	—	110.6	12.3	(3.3)	119.6
Gross profit	—	36.9	4.0	—	40.9
Selling, general and administrative expenses	0.7	37.5	2.1	—	40.3
Research and development expenses	—	4.1	0.2	—	4.3
Operating income (loss) from continuing operations	(0.7)	(4.7)	1.7	—	(3.7)
Other income (expense):
Interest income (expense), net	(8.8)	(0.1)	—	—	(8.9)
Other income (expense), net	(1.4)	0.8	(0.4)	—	(1.0)
Total other income (expense), net	(10.2)	0.7	(0.4)	—	(9.9)
Income (loss) from continuing operations before income taxes	(10.9)	(4.0)	1.3	—	(13.6)
Provision for income taxes from continuing operations	0.2	1.8	0.3	—	2.3
Income (loss) from continuing operations	(11.1)	(5.8)	1.0	—	(15.9)
Income (loss) from discontinued operations	(0.1)	(0.5)	1.5	—	0.9
Equity in net income (loss) of subsidiaries	(3.8)	2.5	—	1.3	—
Net income (loss)	$(15.0)	$(3.8)	$2.5	$1.3	$(15.0)
Comprehensive income (loss)	$(14.7)	$(5.6)	$2.8	$2.8	$(14.7)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Six Months Ended June 29, 2014 (Unaudited) (in millions)
	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$198.2	$4.2	$—	$202.4
Product sales	—	155.9	24.6	(4.9)	175.6
Total revenues	—	354.1	28.8	(4.9)	378.0
Cost of service revenues	—	148.7	3.3	—	152.0
Cost of product sales	—	120.1	18.9	(4.9)	134.1
Total costs	—	268.8	22.2	(4.9)	286.1
Gross profit	—	85.3	6.6	—	91.9
Selling, general and administrative expenses	9.0	66.6	4.9	—	80.5
Research and development expenses	—	8.1	0.6	—	8.7
Operating income (loss) from continuing operations	(9.0)	10.6	1.1	—	2.7
Other income (expense):
Interest income (expense), net	(21.6)	0.1	(0.2)	—	(21.7)
Loss on extinguishment of debt	(39.1)	—	—	—	(39.1)
Other income (expense), net	—	(0.1)	—	—	(0.1)
Total other income (expense), net	(60.7)	—	(0.2)	—	(60.9)
Income (loss) from continuing operations before income taxes	(69.7)	10.6	0.9	—	(58.2)
Provision for income taxes from continuing operations	0.5	2.7	0.1	—	3.3
Income (loss) from continuing operations	(70.2)	7.9	0.8	—	(61.5)
Income (loss) from discontinued operations	—	(5.2)	1.8	—	(3.4)
Equity in net income (loss) of subsidiaries	5.3	2.6	—	(7.9)	—
Net income (loss)	$(64.9)	$5.3	$2.6	$(7.9)	$(64.9)
Comprehensive income (loss)	$(65.0)	$5.3	$2.5	$(7.8)	$(65.0)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Six Months Ended June 28, 2015 (Unaudited) (in millions)
	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$170.2	$5.9	$—	$176.1
Product sales	—	124.5	23.0	(6.2)	141.3
Total revenues	—	294.7	28.9	(6.2)	317.4
Cost of service revenues	—	128.6	4.5	—	133.1
Cost of product sales	—	93.8	17.5	(6.2)	105.1
Total costs	—	222.4	22.0	(6.2)	238.2
Gross profit	—	72.3	6.9	—	79.2
Selling, general and administrative expenses	5.8	68.5	4.3	—	78.6
Research and development expenses	—	7.9	0.3	—	8.2
Operating income (loss) from continuing operations	(5.8)	(4.1)	2.3	—	(7.6)
Other income (expense):
Interest income (expense), net	(17.5)	(0.2)	—	—	(17.7)
Other income (expense), net	(1.4)	(2.2)	2.7	—	(0.9)
Total other income (expense), net	(18.9)	(2.4)	2.7	—	(18.6)
Income (loss) from continuing operations before income taxes	(24.7)	(6.5)	5.0	—	(26.2)
Provision (benefit) for income taxes from continuing operations	0.4	3.6	0.2	—	4.2
Income (loss) from continuing operations	(25.1)	(10.1)	4.8	—	(30.4)
Income (loss) from discontinued operations	—	(3.2)	2.3	—	(0.9)
Equity in net income (loss) of subsidiaries	(6.2)	7.1	—	(0.9)	—
Net income (loss)	$(31.3)	$(6.2)	$7.1	$(0.9)	$(31.3)
Comprehensive income (loss)	$(31.2)	$(6.2)	$7.2	$(1.0)	$(31.2)

Condensed Consolidating Statement of Cash Flows Six Months Ended June 29, 2014 (Unaudited) (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(21.9)	$23.4	$(8.1)	$—	$(6.6)
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(1.6)	—	—	(1.6)
Investment in affiliated companies	—	(10.8)	—	10.8	—
Change in restricted cash	—	(0.1)	—	—	(0.1)
Capital expenditures	(0.5)	(4.7)	(0.7)	—	(5.9)
Net cash provided by (used in) investing activities from continuing operations	(0.5)	(17.2)	(0.7)	10.8	(7.6)
Financing activities:
Repayment of debt	—	—	(0.5)	—	(0.5)
Proceeds from the issuance of long-term debt	618.5	—	—	—	618.5
Extinguishment of long-term debt	(661.5)	—	—	—	(661.5)
Debt issuance costs	(8.5)	—	—	—	(8.5)
Borrowings under line of credit	41.0	—	—	—	41.0
Financing from affiliated companies	10.8	—	—	(10.8)	—
Other, net	1.5	—	—	—	1.5
Net cash provided by (used in) financing activities from continuing operations	1.8	—	(0.5)	(10.8)	(9.5)
Net cash flows of continuing operations	(20.6)	6.2	(9.3)	—	(23.7)
Net operating cash flows from discontinued operations	—	(8.3)	1.6	—	(6.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.2	—	0.2
Net increase (decrease) in cash and cash equivalents	$(20.6)	$(2.1)	$(7.5)	$—	$(30.2)

Condensed Consolidating Statement of Cash Flows Six Months Ended June 28, 2015 (Unaudited) (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(16.6)	$3.8	$(2.3)	$—	$(15.1)
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	—	—	—
Investment in affiliated companies	—	(2.0)	—	2.0	—
Change in restricted cash	—	4.7	—	—	4.7
Proceeds from sale of assets	—	0.9	—	—	0.9
Capital expenditures	(0.3)	(4.5)	(0.4)	—	(5.2)
Net cash provided by (used in) investing activities from continuing operations	(0.3)	(0.9)	(0.4)	2.0	0.4
Financing activities:
Repayment of debt	—	—	(0.5)	—	(0.5)
Financings from affiliated companies	2.0	—	—	(2.0)	—
Deferred acquisition payments	—	(0.7)	—	—	(0.7)
Other, net	1.6	—	—	—	1.6
Net cash provided by (used in) financing activities from continuing operations	3.6	(0.7)	(0.5)	(2.0)	0.4
Net cash flows of continuing operations	(13.3)	2.2	(3.2)	—	(14.3)
Net operating cash flows from discontinued operations	—	1.4	1.6	—	3.0
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Net increase (decrease) in cash and cash equivalents	$(13.3)	$3.6	$(1.6)	$—	$(11.3)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” relating to our future financial performance, the market for our services and our expansion plans and opportunities. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements reflect our current beliefs, expectations and projections, are based on assumptions, and are subject to known and unknown risks and uncertainties that could cause our actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of these factors are beyond our ability to control or predict. As a result, you should not place undue reliance on forward-looking statements. The most important risks and uncertainties that could cause our actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, but are not limited to: changes or cutbacks in spending or the appropriation of funding by the federal government, including the U.S. Department of Defense, which could cause delays, cancellations or reductions of key government contracts; bid protests; changes in the scope or timing of our projects; the timing, rescheduling or cancellation of significant customer contracts and agreements, or consolidation by or the loss of key customers; risks of adverse regulatory action or litigation; risks associated with debt leverage; failure to successfully achieve our integration, cost reduction or divestiture strategies, including the expected impact of the pending sale of the Herley Entities and the proposed repurchase of our outstanding 7% Notes with a portion of the proceeds from the sale; risks related to security breaches, cybersecurity attacks or other significant disruptions of our information systems; and competition in the marketplace, which could reduce revenues and profit margins, as well as the additional risks and uncertainties described in this Quarterly Report on Form 10-Q and in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014 filed with the Securities and Exchange Commission on March 13, 2015. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except as required by law, we assume no responsibility for updating any forward-looking statements, whether as a result of new information, future events or otherwise.

All references to “us,” “we,” “our,” the “Company” and “Kratos” refer to Kratos Defense & Security Solutions, Inc., a Delaware corporation, and its wholly owned subsidiaries.

Overview

We are a specialized technology focused National Security business providing mission critical products, solutions and services to domestic and international customers, with our principal customers being agencies of the U.S. Government. Our core capabilities are sophisticated design, engineering, manufacturing, technology development, system integration, and test and evaluation offerings for national security platforms and programs. Our principal products and solutions are related to and support Unmanned Systems, Satellite Communications, Cyber Security, Microwave Electronics, Ballistic Missile Defense, Hypersonics, Direct Energy, and Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance (“C5ISR”). We offer our customers differentiated products, solutions, services and expertise to support their mission critical needs by leveraging our skills across our customers National Security Related Requirements.

We design, engineer and manufacture specialized high performance unmanned aerial drones, vehicles and target systems, avionics, electronics and command and control systems for unmanned aerial, ground and seaborne systems, ballistic missile defense target systems, hypersonic systems, and we provide products and solutions related to directed energy and electromagnetic railgun systems. We manufacture microwave electronic products, systems, subsystems and components, for intelligence, surveillance, and reconnaissance (ISR), electronic attack, electronic warfare, radar, missile and communications system platforms; we provide differentiated products, software and technology solutions for satellite communications, signal monitoring and signal intelligence; products and solutions related to cybersecurity and cyberwarfare; products and solutions for ballistic missile defense, missile, radar and combat systems, weapons systems trainers; weapons systems lifecycle support and sustainment; military weapon range operations and technical services; and public safety, critical infrastructure security and surveillance systems. We believe our stable customer base, strong customer relationships, intellectual property, specialized and differentiated products, broad array of contract vehicles, "designed in" positions on strategic national security platforms, large technically oriented employee base possessing specialized skills, security clearances, specialized manufacturing facilities and equipment, extensive list of past performance qualifications, and significant management and operational capabilities position us for success.

We were incorporated in the state of New York on December 19, 1994 and began operations in March 1995. We reincorporated in the state of Delaware in 1998. We completed our exit of the commercial wireless industry, began building a national security focused business and changed the Company's name to Kratos Defense & Security Solutions, Inc. in September 2007.

Industry Update

On December 13, 2014, the Senate passed a $1.1 trillion omnibus appropriations bill, the “Consolidated and Further Continuing Appropriations Act, 2015. The legislation will fund most of the government through fiscal year 2015 (the period running from October 1st to September 30th, 2015 a “FY”). The Consolidated and Further Continuing Appropriations Act, 2015 includes the Department of Defense Appropriations Act of 2015, which provides $554.2 billion in base and overseas contingency operation funding, compared to $572 billion enacted in FY 2014. On February 2, 2015, Congress was sent a proposed FY 2016 DoD budget request of $585.3 billion in discretionary budget authority to fund both base budget programs and OCO. The FY 2016 base budget request of $534.3 billion includes an increase of $38.2 billion over the FY 2015 enacted budget of $496.1 billion. DoD’s FY 2016 OCO budget request of $50.9 billion is $13.3 billion, or about 21% lower than the FY 2015 enacted level of $64.2 billion, reflecting the end of the combat mission and the continued draw down of forces in Afghanistan. The combined request represents an increase of $24.9 billion or about four percent, reflecting the need to modernize the force for the future and respond to emerging security challenges.

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

The FY 2016 budget request proposes investments in the modernization of key capability areas, including nuclear deterrence, space, missile defense, cyber security, Intelligence, Surveillance and Reconnaissance (ISR), unmanned systems and power protection. The budget also resubmits a number of critical reforms proposed in the FY 2015 budget, including improvements to DoD business operations, force structure modifications, streamlining our base infrastructure, strengthening sexual assault prevention and response programs, and providing for service members and their families. The budget maintains a prudent balance among Joint Force capacities, capabilities, and readiness, and continues to keep faith with service members and their families.

Congress is headed toward the need to pass a Continuing Resolution in September that will keep the government funded and prevent a shutdown. The Administration has threatened to veto any FY16 Appropriations bill that stays within the agreed upon Budget Control Act topline funding caps. Congress has used the BCA caps to mark-up their FY16 Appropriations bills this spring, hence the need for a CR to avoid a government shutdown on October 1st. Sequestration will be avoided if the Budget Control Act topline funding caps are adhered to. However, funding levels above the BCA caps will force another round of sequestration cuts. For the FY16 DOD Appropriations bill, Congress has proposed keeping the base budget at the BCA topline funding cap while increasing the OCO budget by $38B to $89B. The use of the OCO budget to increase DOD funding has caused the President to threaten to veto the bills unless the same amount of funding is also added to the domestic funding bills.

Unless a FY 2016 federal budget is agreed to by the President and Congress, sequestration will return with the beginning of FY 2016, on October 1, 2015, with an approximate base defense budget of $500 billion.

Reportable Segments

The Company operates in three reportable segments. The KGS reportable segment is comprised of an aggregation of Kratos’ Government Solutions operating segments, including our microwave electronic products, satellite communications, modular systems and rocket support operating segments. The Unmanned Systems reportable segment consists of our unmanned aerial system and unmanned ground and seaborne system businesses operating segment. The PSS reportable segment provides independent integrated solutions for advanced homeland security, public safety, critical infrastructure, and security and surveillance systems for government and commercial applications. We organize our business segments based primarily on the nature of the products, solutions and services offered. Transactions between segments are negotiated and accounted for under terms and conditions similar to other government and commercial contracts, and these intercompany transactions are eliminated in consolidation. The condensed consolidated financial statements in this Quarterly Report are presented in a manner consistent with our operating structure. For additional information regarding our reportable segments, see Note 9 of the Notes to Condensed Consolidated Financial Statements. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets wherever possible.

Discontinued Operations

Beginning in late 2014, the Company's Board of Directors performed a detailed and thorough business and strategic alternatives review of the Company. As a result of the review, on May 31, 2015, the Company entered into a Stock Purchase Agreement (the "Agreement") with Ultra Electronics Holdings plc, a public limited company formed under the laws of England and Wales and traded on the London Stock Exchange (“Ultra”), and Ultra Electronics Defense Inc. (“Buyer”), a Delaware corporation ultimately owned by Ultra, to sell the U.S. and U.K. operations of the Company's Electronics Products Division. According to the terms of the Agreement, the Company agreed to sell to Buyer all of the issued and outstanding capital stock of its 100% owned subsidiary Herley Industries, Inc. (“Herley”) and certain of Herley’s subsidiaries, including Herley-CTI, Inc., EW Simulation Technology, Ltd. and Stapor Research, Inc., for a purchase price of $260.0 million in cash to be paid at closing, less a $2.0 million escrow to satisfy any purchase price adjustments, and up to $5.0 million for taxes incurred as part of the transaction, subject to certain working capital adjustments currently estimated as a reduction of approximately $6.0 million. Under the terms of the agreement, a joint 338(h)10 election will be made for income tax purposes, providing a “step up” in tax basis to Ultra. The Company expects a taxable gain as a result of the Herley transaction which will result in utilization of a portion of the Company’s net operating losses. The Agreement also contains certain non competition and indemnification provisions. The Company expects to pay approximately $23.0 million in transaction-related costs, including $10.0 million in estimated federal and state income taxes related to the sale, resulting in net cash proceeds to the Company of approximately $236.0 million. The transaction is expected to close during our third fiscal quarter. In accordance with ASC 360-10-45-9, Property, Plant, and Equipment (Topic 360) and ASC 205-20-45-3 Presentation of Financial Statements (Topic 205), the Herley Entities have been classified as held for sale and reported in discontinued operations in the accompanying condensed consolidated financial statements for all periods presented.

The Company retained its microwave electronic products business located in Israel, which was previously part of its Electronic Products Division. The Company also retained its unmanned aerial drone system avionics and electronics business, and its unmanned aerial, ground vehicle and seaborne system, ground command and control system business located in Fort Walton Beach Florida, which was formerly part of the Herley subsidiary, but has been part of the Company's Unmanned Systems Segment since 2013.

Key Financial Statement Concepts

For a complete description of our business and a discussion of our critical accounting matters, please refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in the Form 10-K.

As of June 28, 2015, we consider the following factors to be important in understanding our financial statements.

The KGS and US segments' business with the U.S. Government and prime contractors is generally performed under fixed price, time and material and cost reimbursable contracts. In accounting for our long-term contracts for production of products and services provided to the U.S. Government and provided to our PSS segment customers under fixed price contracts, we utilize both cost-to-cost and units delivered measures under the percentage-of-completion method of accounting under the provisions of ASC Topic 605, Revenue Recognition. Under the units delivered measure of the percentage-of-completion method of accounting, sales are recognized as the units are accepted by the customer generally using sales values for units in accordance with the contract terms. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on deliveries or as computed on the basis of the estimated final average unit costs plus profit. We classify contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts. Cost reimbursable contracts for the U.S. Government provide for reimbursement of costs plus the payment of a fee. Some cost reimbursable contracts include incentive fees that are awarded based on performance on the contract. Under time and materials contracts, we are reimbursed for labor hours at negotiated hourly billing rates and reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expenses.

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

We manage and assess the performance of our businesses based on our performance on individual programs and contracts obtained generally from government organizations with consideration given to the "Critical Accounting Principles and Estimates" as described in the Form 10-K. Due to the Federal Acquisition Regulation rules that govern our business, most types of costs are allowable, and we do not focus on individual cost groupings (such as cost of sales or general and administrative costs) as much as we do on total contract costs, which are a key factor in determining contract operating income. As a result, in evaluating our operating performance, we look primarily at changes in sales and service revenue and at operating income, including the effects of significant changes in operating income. Changes in contract estimates are reviewed on a contract-by-contract basis and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision in accordance with GAAP. Significant management judgments and estimates, including the estimated costs to complete the project, which determine the project's percent complete, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates.

The Company's June 28, 2015 condensed consolidated financial statements have been recast for all periods presented to reflect the pending disposition of the Herley Entities as discontinued operations. The Company's Comparison of Results and Liquidity and Capital Resources in its discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six month periods ended June 29, 2014 and June 28, 2015 also reflect the recast.

Comparison of Results for the Three Months Ended June 29, 2014 to the Three Months Ended June 28, 2015

Revenues.  Revenues by operating segment for the three months ended June 29, 2014 and June 28, 2015 are as follows (dollars in millions):

	June 29, 2014	June 28, 2015	$ change	% change
Kratos Government Solutions
Service revenues	$51.1	$53.3	$2.2	4.3%
Product sales	71.6	53.8	(17.8)	(24.9)%
Total Kratos Government Solutions	122.7	107.1	(15.6)	(12.7)%
Public Safety & Security
Service revenues	50.7	35.5	(15.2)	(30.0)%
Product sales	13.0	—	(13.0)	(100.0)%
Total Public Safety & Security	63.7	35.5	(28.2)	(44.3)%
Unmanned Systems Product sales	17.8	17.9	0.1	0.6%
Total revenues	$204.2	$160.5	$(43.7)	(21.4)%

Revenues decreased $43.7 million from $204.2 million for the three months ended June 29, 2014 to $160.5 million for the three months ended June 28, 2015. The decrease in revenues was primarily due to a decline in our Public Safety & Security business due in part to a one-time shipment of sophisticated communication equipment of $13.0 million that occurred in the second quarter of 2014, as well as due to the completion or wind-down of certain security installation projects and due to the Company's change in strategic direction for the PSS business in the fourth quarter of 2014, whereby the Company will only selectively bid on larger security integration projects that traditionally generate lower margins, resulting in aggregate reduced revenues of $15.2 million for the three months ended June 28, 2015. In addition, for the three months ended June 28, 2015, KGS segment revenue decreased by $15.6 million due primarily to reduced shipments of our specialized ground equipment products of $15.7 million primarily related to a certain U.S. Government Agency Customer, and delays in orders and awards as a result of the challenging federal government and DoD funding environment, all of which adversely impacted the timing of new contract awards, bookings and our revenues, offset partially by growth in our simulation and training business and in technical government services where we support ballistic missile defense, hypersonic systems, directed energy weapons and electromagnetic railgun efforts, which aggregate increases and decreases offset one another.

Product sales decreased $30.7 million from $102.4 million for the three months ended June 29, 2014 to $71.7 million for the three months ended June 28, 2015, primarily as a result of the decline in product shipments due to the factors discussed above in our KGS and PSS segments. As a percentage of total revenue, product sales were 50.1% for the three months ended June 29, 2014 as compared to 44.7% for the three months ended June 28, 2015. Service revenues decreased by $13.0 million from $101.8 million for the three months ended June 29, 2014 to $88.8 million for the three months ended June 28, 2015. The decrease was primarily related to the change in strategic direction and the completion of larger security installation projects in our PSS segment.

Cost of Revenues.  Cost of revenues decreased $36.5 million from $156.1 million for the three months ended June 29, 2014 to $119.6 million for the three months ended June 28, 2015. The decrease in cost of revenues was primarily a result of the revenue changes discussed above.

Gross margin increased from 23.6% for the three months ended June 29, 2014 to 25.5% for the three months ended June 28, 2015. Margins on services increased from the three months ended June 29, 2014 to June 28, 2015, from 23.5% to 24.4%, respectively, due primarily to a more favorable mix of revenues. Margins on products increased from the three months ended June 29, 2014 to June 28, 2015 from 23.6% to 26.8%, respectively, primarily due to the mix of products shipped. Margins in the KGS segment increased from 24.4% for the three months ended June 29, 2014 to 26.1% for the three months ended June 28, 2015, primarily as a result of a more favorable mix of revenues. Margins in the US segment decreased from 25.3% for the three months ended June 29, 2014 to 21.8% for the three months ended June 28, 2015, primarily due to a less favorable mix of products produced and shipped and due to increased contract costs on an international aerial target project. Margins in the PSS segment increased from 21.4% for the three months ended June 29, 2014 to 25.4% for the three months ended June 28, 2015, due primarily to the impact of cost reduction actions that were taken in the first quarter of 2015 and due in part to the change in strategic focus to smaller, higher margin projects.

Selling, General and Administrative (SG&A) Expenses.  SG&A expense was $40.3 million for the three months ended June 29, 2014 and for the three months ended June 28, 2015. As a percentage of revenues, SG&A increased from 19.7% at June 29, 2014 to 25.1% at June 28, 2015 which is due to the decline in revenue discussed above. Excluding amortization of intangibles of $4.9 million for the three months ended June 29, 2014 and amortization of intangibles of $3.6 million for the three months ended June 28, 2015, SG&A increased as a percentage of revenues from 17.3% to 22.9%, or from $35.4 million to $36.7 million for the three months ended June 29, 2014 and June 28, 2015, respectively, primarily as a result of the decline in revenues discussed previously, as well as the impact of the public company corporate SG&A costs which are not allocable to the Herley Entities held for sale which have been classified as discontinued operations in the second quarter of 2015. In addition, due to contract award delays specifically in our unmanned and modular systems businesses, the reduced volumes have resulted in increased unabsorbed overhead costs.

Internal Research and Development (IR&D) Expenses.  IR&D expenses were $4.6 million for the three months ended June 29, 2014 and $4.3 million for the three months ended June 28, 2015. As a percentage of revenues, IR&D increased from 2.3% of revenues in the three months ended June 29, 2014 to 2.7% for the three months ended June 28, 2015. IR&D expenditures are primarily related to investments we are making in conjunction with our customers, with the objectives of the Company’s products being the new platform or “designed in” to certain new long term program opportunities and the Company owning certain intellectual property rights for products that support these programs as well as technology upgrades and refresh activities that are necessary for the next generation of our existing product lines.

Unused office space and other restructuring. The expense of $0.9 million for the three months ended June 29, 2014 was primarily due to employee termination costs related to personnel reduction actions taken during the second quarter of 2014. There were no similar expenses in 2015.

Other Expense, Net.  Other expense, net decreased from $49.2 million to $9.9 million for the three months ended June 29, 2014 and June 28, 2015, respectively. The decrease in expense of $39.3 million is primarily related to the $39.1 million loss on the extinguishment of the Company’s 10% Senior Secured Notes due 2017 in the second quarter of 2014 and a reduction in interest expense as a result of the refinancing of our 10% Senior Secured Notes with our 7% Senior Secured Notes which occurred in May 2014.

Provision for Income Taxes.  Income tax expense for the three months ended June 29, 2014 and June 28, 2015 was $1.2 million and $2.3 million, respectively. These amounts were primarily a function of the estimated effective tax rate for the respective years. The estimated effective tax rate for any given year is driven by estimated foreign taxes, estimated state taxes, permanent book/tax differences, tax amortization of intangible assets that have an indefinite life under GAAP and the projected income or loss for the year.

 Income (loss) from Discontinued Operations. Revenue from discontinued operations decreased from $25.1 million to $22.3 million for the three months ended June 29, 2014 and June 28, 2015, respectively. The loss from discontinued operations of $1.8 million for the three months ended June 29, 2014 and income $0.9 million for the three months ended June 28, 2015 reflects interest expense allocated to discontinued operations of $3.9 million and $3.4 million, respectively. During the three months ended June 28, 2015, the Company recorded an income tax benefit in discontinued operations of $1.6 million related to the release of valuation allowance of $1.7 million offset by foreign tax expense of $0.1 million.

Comparison of Results for the Six Months Ended June 29, 2014 to the Six Months Ended June 28, 2015

Revenues.  Revenues by operating segment for the six months ended June 29, 2014 and June 28, 2015 are as follows (dollars in millions):

	June 29, 2014	June 28, 2015	$ change	% change
Kratos Government Solutions
Service revenues	$102.9	$103.1	$0.2	0.19%
Product sales	125.1	111.0	(14.1)	(11.27)%
Total Kratos Government Solutions	228.0	214.1	(13.9)	(6.10)%
Public Safety & Security
Service revenues	99.5	73.0	(26.5)	(26.63)%
Product sales	13.0	—	(13.0)	(100.00)%
Total Public Safety & Security	112.5	73.0	(39.5)	(35.11)%
Unmanned Systems Product sales	37.5	30.3	(7.2)	(19.20)%
Total revenues	$378.0	$317.4	$(60.6)	(16.03)%

Revenues decreased $60.6 million from $378.0 million for the six months ended June 29, 2014 to $317.4 million for the six months ended June 28, 2015. The decrease in revenues was primarily attributable to our Public Safety & Security business due in part to a one-time shipment of sophisticated communication equipment of $13.0 million that occurred in the second quarter of 2014, as well as due to the completion or wind-down of certain security installation projects and due to the Company's change in strategic direction in the fourth quarter of 2014 to capture higher margin work and only selectively bid on larger security integration projects that traditionally generate lower margins, resulting in aggregate reduced revenues of $26.5 million for the six months ended June 28, 2015. In addition, for the six months ended June 28, 2015, KGS segment revenue decreased by $13.9 million due primarily to reduced shipments of our specialized ground equipment products of $16.0 million and delays in orders and awards as a result of the challenging federal government and DoD funding environment, all of which adversely impacted the timing of new contract awards, bookings and our revenues, offset partially by growth in our simulation and training business and in technical government services where we support directed energy weapons and electromagnetic railgun efforts, which aggregated a net increase of $2.1 million. Revenues in our US segment were impacted by a $7.2 million reduction of shipments of certain of our aerial target products due primarily to delays in the timing of follow-on and new international contract awards.

Product sales decreased $34.3 million from $175.6 million for the six months ended June 29, 2014 to $141.3 million for the six months ended June 28, 2015, primarily as a result of the decline in product shipments due to the factors discussed above in our KGS, PSS and US segments. As a percentage of total revenue, product sales were 46.5% for the six months ended June 29, 2014 as compared to 44.5% for the six months ended June 28, 2015. Service revenues decreased by $26.3 million from $202.4 million for the six months ended June 29, 2014 to $176.1 million for the six months ended June 28, 2015. The decrease was primarily related to the change in strategic direction and the completion of larger security installation projects in our PSS segment as well as the continued reduction in our legacy government services business as discussed above.

Cost of Revenues.  Cost of revenues decreased $47.9 million from $286.1 million for the six months ended June 29, 2014 to $238.2 million for the six months ended June 28, 2015. The decrease in cost of revenues was primarily a result of the revenue changes discussed above.

Gross margin increased from 24.3% for the six months ended June 29, 2014 to 25.0% for the six months ended June 28, 2015. Margins on services decreased from the six months ended June 29, 2014 to June 28, 2015, from 24.9% to 24.4%, respectively, due primarily to a less favorable mix of revenues. Margins on products increased from the six months ended June 29, 2014 to June 28, 2015 from 23.6% to 25.6%, respectively, primarily due to the mix of products shipped. Margins in the KGS segment increased from 24.8% for the six months ended June 29, 2014 to 25.5% for the six months ended June 28, 2015, primarily as a result of a more favorable mix of revenues. Margins in the US segment decreased from 25.3% for the six months ended June28, 2014 to 19.1% for the six months ended June 28, 2015, primarily due to a less favorable mix of products produced and shipped and due to increased contract costs recorded on certain international aerial target projects in the six months ended June 28, 2015. Margins in the PSS segment increased from 22.9% for the six months ended June 29, 2014 to 25.9% for the six months ended June 28, 2015 due primarily to a more favorable mix of revenues and the impact of cost reduction actions that were taken in the first quarter of 2015.

Selling, General and Administrative (SG&A) Expenses.  SG&A expenses decreased $1.2 million from $78.9 million for the six months ended June 29, 2014 to $77.7 million for the six months ended June 28, 2015, primarily as a result of a $2.3 million reduction of amortization of intangibles as certain intangible assets become fully amortized, as well as our cost reduction actions. As a percentage of revenues, SG&A increased from 20.9% at June 29, 2014 to 24.5% at June 28, 2015 due primarily to a decline in revenue discussed above. Excluding amortization of intangibles of $9.6 million for the six months ended June 29, 2014 and amortization of intangibles of $7.3 million for the six months ended June 28, 2015, SG&A increased as a percentage of revenues from 18.3% to 22.2%, or from $69.3 million to $70.4 million for the six months ended June 29, 2014 and June 28, 2015, respectively, due primarily as a result of the decline in revenues discussed previously, as well as the impact of the public company corporate SG&A costs which are not allocable to the Herley Entities held for sale which have been classified as discontinued operations in the second quarter of 2015. In addition, due to contract award delays specifically in our unmanned and modular systems businesses, the reduced volumes have resulted in increased unabsorbed overhead costs.

Internal Research and Development (IR&D) Expenses.  IR&D expenses were $8.7 million for the six months ended June 29, 2014 and $8.2 million for the six months ended June 28, 2015. As a percentage of revenues, IR&D increased from 2.3% of revenues for the six months ended June 29, 2014 to 2.6% for the six months ended June 28, 2015. IR&D expenditures are primarily related to investments we are making in conjunction with our customers, with the objectives of the Company’s products being the new platform or “designed in” to certain new long term program opportunities and the Company owning certain intellectual property rights for products that support these programs as well as technology upgrades and refresh activities that are necessary for the next generation of our existing product lines.

Unused office space and other restructuring. The expense of $1.6 million for the six months ended June 29, 2014 was primarily due to an estimated excess facility accrual of office space at our Sacramento, California administrative facilities, and employee termination costs related to personnel reduction actions taken during the six-month period ended June 29, 2014. The expense of $0.9 million for the six months ended June 28, 2015 was primarily due to employee termination costs related to personnel reduction actions taken during the first and second quarters of 2015.

Other Expense, Net.  Other expense, net decreased from $60.9 million to $18.6 million for the six months ended June 29, 2014 and June 28, 2015, respectively. The decrease in expense of $42.3 million is primarily related to the $39.1 million loss on the extinguishment of the Company’s 10% Senior Secured Notes due 2017 in the second quarter of 2014 and a reduction in interest expense as a result of the refinancing of our 10% Senior Secured Notes with our 7% Senior Secured Notes.

 Provision for Income Taxes.  Income tax expense for the six months ended June 29, 2014 and June 28, 2015 was $3.3 million and $4.2 million, respectively. These amounts were primarily a function of the estimated effective tax rate for the respective years. The estimated effective tax rate for any given year is driven by estimated foreign taxes, estimated state taxes, permanent book/tax differences, tax amortization of intangible assets that have an indefinite life under GAAP and the projected income or loss for the year.

 Income (loss) from Discontinued Operations.  Revenue from discontinued operations decreased from $51.4 million to $47.8 million for the six months ended June 29, 2014 and June 28, 2015, respectively. The loss from discontinued operations of $3.4 million for the six months ended June 29, 2014 and loss of $0.9 million for the six months ended June 28, 2015 reflects interest expense allocated to discontinued operations of $8.3 million and $6.9 million for the six months ended June 29, 2014 and June 28, 2015, respectively. During the six months ended June 28, 2015, the Company recorded an income tax benefit in discontinued operations of $1.2 million related to the release of valuation allowance of $1.7 million offset by foreign tax expense of $0.5 million.

Backlog

At June 29, 2014 and June 28, 2015, our backlog was approximately $955.3 million and $953.5 million of which $474.0 million was funded in 2014 and $554.2 million was funded in 2015. Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Our funded backlog does not include the full potential value of our contracts because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly or quarterly basis even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriation and the procuring agency allocates funding to the contract.

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

Liquidity and Capital Resources

As of June 28, 2015, we had cash and cash equivalents of $22.2 million compared with cash and cash equivalents of $33.5 million as of December 28, 2014, which includes $8.7 million and $10.3 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds; however, earnings of these foreign subsidiaries are considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. they could be repatriated, and their repatriation into the U.S. may cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional U.S. income taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated. We do not currently intend to repatriate these earnings.

Our total debt, including capital lease obligations, principal due on our Senior Secured Notes, and other term debt remained unchanged at $664.1 million on December 28, 2014 and June 28, 2015, as the accretion of the discount on our Senior Secured Notes was offset by the principal payment required on our 10-year term loan with the bank in Israel.

Our operating cash flow is used to finance trade accounts receivable, inventory, capital expenditures, support ongoing operations, fund investments for new products and offerings, service our debt and make strategic acquisitions. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our Days Sales Outstanding (DSOs) have increased from 104 days at December 28, 2014 to 116 days as of June 28, 2015, primarily as a result of certain contractual milestones that have not yet been attained, such as equipment shipments and deliveries on certain defense products, and for certain flight requirements that must be fulfilled on certain aerial target programs, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time. The challenging DoD budgetary environment described above, which has in certain instances caused delays in obtaining funding necessary to proceed with payments, has impacted our DSOs as well.

A summary of our net cash provided by operating activities from continuing operations, investing activities, and financing activities from our condensed consolidated statements of cash flows is as follows (in millions):

	Six Months Ended
	June 29, 2014	June 28, 2015
Net cash used in operating activities from continuing operations	$(6.6)	$(15.1)
Net cash provided by (used in) investing activities	(7.6)	0.4
Net cash provided by (used in) financing activities from continuing operations	(9.5)	0.4
Net operating cash flows provided by (used in) discontinued operations	(6.7)	3.0

Net cash used in operating activities for the six months ended June 29, 2014 and June 28, 2015 was negatively impacted by reduced operating income and changes in working capital accounts.

 Net cash used in investing activities for the six months ended June 29, 2014 is comprised of capital expenditures, which consist primarily of investment in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business.  Net cash provided by investing activities for the six months ended June 28, 2015 is comprised of a reduction in restricted cash as well as a sale of certain non-core assets, offset by capital expenditures.

Net cash used in financing activities for the six months ended June 29, 2014 was due to the refinancing of our 10% Senior Secured Notes due in 2017 with 7% Senior Secured Notes due 2019. We utilized the net proceeds from the 7% Notes of $618.5 million, a $41.0 million draw on our Credit Agreement to retire the 10% Notes for $661.5 million. Net cash flows provided by financing activities for the six months ended June 28, 2015 was primarily due to the sales of common stock through our employee stock purchase plan.

The cash flow from discontinued operations for the six month ended June 29, 2014 and June 28, 2015 is related to Herley Industries, Inc. and certain of Herley’s subsidiaries, which have been classified as held for sale and reported in discontinued operations.

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

The Company pays interest on the Notes semi-annually, in arrears, on May 15 and November 15 of each year. The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of June 28, 2015, the Company was in compliance with the covenants contained in the Indenture governing the Notes.

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

The terms of the Notes Indenture Agreement requires that the net cash proceeds from asset dispositions be either utilized to (1) repay or prepay amounts outstanding under the Company’s Credit Agreement unless such amounts are reinvested in similar collateral, (2) make an investment in assets that replace the collateral of the Senior Notes or (3) a combination of both (1) and (2). To the extent there are any remaining net proceeds from the asset disposition after application of (1) and (2), such amounts are required to be utilized to repurchase Senior Notes at par after 360 days following the asset disposition.

Following the close of the pending sale of the Company's U.S. and U.K. electronic products business (see Note 2), the Company intends to initiate a repurchase process for approximately $175.0 million to $200.0 million of the 7% Notes at par, once all requisite requirements have been met in accordance with the Notes Indenture Agreement, and to pay down the $41 million outstanding on the Company’s $110.0 million Credit Agreement. To the extent there are any unapplied net proceeds from the asset disposition 360 days following the sale, such amounts are required to be utilized to repurchase Senior Notes at par at that time.

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

Borrowings under the Credit Agreement may take the form of a base rate revolving loan, Eurodollar revolving loan or swingline loan.  Base rate revolving loans and swingline loans will bear interest at a rate per annum equal to the sum of the applicable margin from time to time in effect plus the highest of (i) the Agent’s prime lending rate, as in effect at such time, (ii) the federal funds rate, as in effect at such time, plus 0.50% per annum, and (iii) the adjusted LIBOR rate determined at such time for an interest period of one month, plus 1.00% per annum. Eurodollar revolving loans will bear interest at a rate per annum equal to the sum of the applicable margin from time to time in effect plus the adjusted LIBOR rate. The applicable margin varies between 1.50% - 2.00% for base rate revolving loans and swingline loans and 2.50%  - 3.00% for Eurodollar loans, and is based on several factors including the Company’s then-existing borrowing base and the Lender’s total commitment amount and revolving credit exposure. The calculation of the Company’s borrowing base takes into account several items relating to the Company and its subsidiaries, including amounts due and owing under billed and unbilled accounts receivables, then-held eligible raw materials inventory, work-in-process inventory, and applicable reserves. As of June 28, 2015, there was $41.0 million outstanding on the

Credit Agreement and $12.0 million was outstanding on letters of credit, resulting in net borrowing base availability of $32.9 million.

On May 31, 2015, the Company entered into a third amendment (the “Third Amendment”) to the Credit Agreement. Under the terms of the Third Amendment, the definitions of certain terms of the 2014 Credit Agreement were modified, the disposition of the Herley Entities was approved by the lenders, and requires a minimum $175.0 million repurchase of the Senior Notes. Additionally, the measurement of the Fixed Charge Coverage Ratio of 1.15:1 was modified as follows: (i) the Fixed Charge Coverage Ratio will not be measured as of the quarterly reporting period ending on or about June 30, 2015, or as of the end of any quarterly reporting period ending after June 30, 2015, if on such date there are no outstanding Revolving Loans or Swingline Loans and the Letters of Credit Outstanding is less than or equal to $17.0, and (ii) as to any subsequent quarterly reporting period ending after June 30, 2015, and not covered by (i) above, a Fixed Charge Coverage Ratio of at least 1.05:1 if the percentage of outstanding Revolving Loans plus outstanding Swingline Loans plus Letters of Credit outstanding in excess of $17.0, to Revolving Credit Commitment, minus the Herley Disposition Proceeds Reinvestment Reserve, as defined in the amendment, is greater than 0.00% but less than 15.00% or 1.10:1 if the aforementioned percentage is greater than 15.00% but less than 25.00%. In all other instances, the Fixed Charge Coverage Ratio remains at 1.15:1. For purposes of computing the Fixed Charge Coverage Ratio, consolidated interest expense in connection with the repurchase of Notes with proceeds from the sale of the Herley Entities shall be deemed to have occurred on the first day of the most recently completed four quarterly reporting period.

The terms of the Third Amendment also included the establishment of a reserve (the "Herley Disposition Proceeds Reinvestment Reserve"), that will reduce the maximum $110.0 million total borrowing base on the credit facility. Upon the sale of the Herley Entities, this reserve will be based upon the collateral carrying value under the Credit Agreement of the Herley Entities disposed. As of June 28, 2015, the collateral value of the Herley Entities was approximately $50.2 million. The reserve and therefore the maximum borrowing base will be adjusted monthly for the subsequent cumulative reinvestment in similar collateral assets over a period not to exceed 360 days from the sale of the Herley Entities. To the extent that reinvestment occurs in similar collateral assets, the borrowing base will be reinstated accordingly up to a maximum of $110.0 million.

Upon the sale of the Herley Entities, the Company will also be required to pay down all the currently outstanding borrowings under the Credit Agreement.

The Credit Agreement and amendments contain certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, and investments, and places limits on other various payments, as well as a financial covenant relating to a specified minimum fixed charge coverage ratios of 1.05:1 to 1.15:1. The Company was in compliance with the financial covenants as of June 28, 2015.

Debt Acquired in Acquisition

The Company has a 10-year term loan with a bank in Israel entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of June 28, 2015 was $3.3 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants, including a minimum net equity covenant as defined in the loan agreement. The Company was in compliance with all covenants, including the minimum net equity covenant, as of June 28, 2015.

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

As described in Note 1 to the Condensed Consolidated Financial Statements, we adopted Accounting Standards Update 2014-08 "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08") in the three month period ended March 29, 2015. Other than the adoption of ASU 2014-08, there have been no significant changes to our "Critical Accounting Policies or Estimates" as compared to the significant accounting policies described in the Form 10-K.

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

Our cash and cash equivalents as of June 28, 2015 were $22.2 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on our net loss for the six months ended June 28, 2015.

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 28, 2015.

Changes in Internal Control Over Financial Reporting

We operate under the COSO (Committee of Sponsoring Organizations) 2013 Framework. There was no change in our internal control over financial reporting during the three months ended June 28, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 11 of the Notes to the Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.

Item 1A.  Risk Factors.

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, which we filed with the SEC on March 13, 2015. The risks and uncertainties described in “Item 1A - Risk Factors” of our Annual Report on Form 10-K have not materially changed, except for the Risk Factor set forth below. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. to Part I of our Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects.

Our Board hired an investment bank to assist it in performing a formal review of the Company’s businesses, markets and competitive positioning and to evaluate strategic alternatives, including the divestment of certain businesses. This review resulted in the pending sale of the Herley Entities. There is no assurance that the sale of the Herley Entities will be completed on a timely basis, or at all, or that we will recognize the anticipated benefits of the pending sale of the Herley Entities or our pending repurchase of our outstanding 7% Notes with a portion of the proceeds from the sale.

Our business strategy involves assessing our business units and portfolio of product and service offerings with a view of divesting business units or product and service offerings where doing so may create shareholder value, while remaining consistent to our stated strategy. Our Board of Directors worked with an investment banking firm to assist it in formally reviewing our businesses, markets and competitive positioning and in evaluating strategic alternatives, including the potential divestment of certain of our businesses. This resulted in the Company entering into a Stock Purchase Agreement on May 31, 2015 (the "Agreement") with Ultra Electronics Holdings plc, a public limited company formed under the laws of England and

Wales and traded on the London Stock Exchange (“Ultra”), and Ultra Electronics Defense Inc. (“Buyer”), a Delaware corporation ultimately owned by Ultra, to sell the Herley Entities for a purchase price of $260.0 million in cash to be paid at closing, less a $2 million escrow to satisfy any purchase price adjustments, and up to $5.0 million for taxes incurred as part of the transaction, subject to certain working capital adjustments currently estimated at approximately $6.0 million. The transaction is expected to close during our third fiscal quarter of 2015.

There is no assurance, however, that the sale of the Herley Entities will be completed on a timely basis, or at all, or that we will recognize the anticipated benefits of the pending sale of the Herley Entities or our proposed repurchase of our outstanding 7% Notes with a portion of the proceeds from the sale. In addition, the sale of the Herley Entities will have a dilutive impact on our future operating earnings, and we will be required to use a portion of our net operating losses to offset the taxable gains resulting from the transaction. The sale also involves additional risks, including difficulties in the separation of operations, services, products and personnel, limitations on our future business opportunities, the diversion of management’s attention from other business concerns, the disruption of our business and the potential loss of key employees. We may not be successful in managing these or any other significant risks that we encounter in connection with the sale of the Herley Entities.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company's equity securities during the six month period ended June 28, 2015 that were not previously disclosed in a Current Report on Form 8-K.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None

Item 6.  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
2.1#	Agreement and Plan of Merger, dated February 7, 2011, by and among Kratos Defense & Security Solutions, Inc., Lanza Acquisition, Co. and Herley Industries, Inc. (incorporated by reference to Annex A to the Prospectus Supplement dated February 8, 2011, pursuant to the Registration Statement on Form S-3 of Kratos Defense & Security Solutions, Inc.).	424	02/08/2011(333-161340)	n/a
2.2#	Agreement and Plan of Merger, dated May 15, 2011, by and among Kratos Defense & Security Solutions, Inc., Integral Systems, Inc., IRIS Merger Sub Inc., and IRIS Acquisition Sub LLC.	8-K	5/18/2011(001-34460)	2.1
2.3#	Stock Purchase Agreement, dated May 8, 2012, by and among Kratos Defense & Security Solutions, Inc., Composite Engineering , Inc., and Amy Fournier, the stockholders representative.	8-K	05/08/2012(001-34460)	2.1
2.4#†	Stock Purchase Agreement, dated May 31, 2015, among Kratos Defense & Security Solutions, Inc., Herley Industries, Inc., Ultra Electronics Defense Inc. and Ultra Electronics Holdings plc.				*
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	11/13/2001(000-27231)	4.1
3.2	Certificate of Ownership and Merger of Kratos Defense & Security Solutions, Inc. into Wireless Facilities, Inc.	8-K	9/14/2007(000-27231)	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	11/3/2009(001-34460)	3.1
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock.	10-Q	11/13/2001(000-27231)	4.2
3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (included as Exhibit A to the Preferred Stock Purchase Agreement dated as of May 16, 2002 among the Company, Meritech Capital Partners II L.P., Meritech Capital Affiliates II L.P., MCB Entrepreneur Partners II L.P., Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, Limited Partnership, Oak Investment Partners IX, L.P, Oak Affiliates Fund, L.P, Oak IX Affiliates Fund-A, L.P, and the KLS Trust dated July 14, 1999).	8-K/A	6/5/2002(000-27231)	4.1
3.6	Certificate of Designation of Series C Preferred Stock.	8-K	12/17/2004(000-27231)	3.1
3.7	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc.	8-K	3/15/2011(001-34460)	3.1
3.8	Amendment to Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc.	10-Q	11/07/2014(001-34460)	3.8

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
4.1	Specimen Stock Certificate.	10-K	03/02/2001(001-34460)	4.1
4.2	Indenture, dated as of May 14, 2014, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent (including the Form of 7.00% Senior Secured Notes due 2019).	8-K	05/15/2014(000-34460)	4.1
4.3	Registration Rights Agreement, dated as of May 14, 2014, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors party thereto, and SunTrust Robinson Humphrey, Inc., as Representative of the Initial Purchasers.	8-K	5/15/2014(001-34460)	10.1
10.1
Third Amendment to Credit and Security
Agreement, dated May 31, 2015, among
Kratos Defense & Security Solutions, Inc.,
as Borrower, each of the Credit Parties and
Required Lenders party thereto and
SunTrust Bank as Agent.

					*
10.2+	Bonus Agreement, dated June 1, 2015, by and between Kratos Defense & Security Solutions, Inc. and Richard Poirier.	8-K	06/02/2015 (001-34460)	10.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.				*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.				*
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

†    This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities
Exchange Act of 1934, as amended.

+    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ DEBORAH BUTERA
Deborah Butera
Senior Vice President, General Counsel, Chief Compliance Officer and
Secretary/Registered In-House Counsel

		By:	/s/ RICHARD DUCKWORTH
Richard Duckworth
Vice President and Corporate Controller
(Principal Accounting Officer)
Date:	August 6, 2015