Form 10-Q
period 2015-09-27
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2015-11-06
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of October 30, 2015, 59,088,317 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2015

INDEX

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets at December 28, 2014 and September 27, 2015 (unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 28, 2014 and September 27, 2015 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 28, 2014 and September 27, 2015 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	43

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information	43

Item 6.	Exhibits	45

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)
 (Unaudited)

	December 28, 2014	September 27, 2015
Assets
Current assets:
Cash and cash equivalents	$33.5	$35.8
Restricted cash	5.4	0.7
Accounts receivable, net	217.5	194.7
Inventoried costs	47.4	54.6
Prepaid expenses	7.1	9.6
Other current assets	10.2	15.0
Current assets of discontinued operations	53.8	—
Total current assets	374.9	310.4
Property, plant and equipment, net	61.6	60.7
Goodwill	483.4	483.4
Intangible assets, net	49.5	39.4
Other assets	32.4	27.6
Non-current assets of discontinued operations	137.0	—
Total assets	$1,138.8	$921.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$44.6	$28.1
Accrued expenses	32.4	26.6
Accrued compensation	41.1	30.0
Accrued interest	5.6	11.8
Billings in excess of costs and earnings on uncompleted contracts	49.6	49.2
Deferred income tax liability	30.3	30.2
Other current liabilities	7.9	9.9
Current liabilities of discontinued operations	14.6	1.5
Total current liabilities	226.1	187.3
Long-term debt principal, net of current portion	622.0	448.5
Line of credit	41.0	—
Other long-term liabilities	24.9	23.9
Non-current liabilities of discontinued operations	0.5	4.2
Total liabilities	914.5	663.9
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares outstanding at December 28, 2014 and September 27, 2015	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 57,801,978 and 59,085,117 shares issued and outstanding at December 28, 2014 and September 27, 2015, respectively	—	—
Additional paid-in capital	863.4	872.7
Accumulated other comprehensive loss	(1.7)	(1.5)
Accumulated deficit	(637.4)	(613.6)
Total stockholders' equity	224.3	257.6
Total liabilities and stockholders’ equity	$1,138.8	$921.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 27, 2015	September 28, 2014	September 27, 2015
Service revenues	$97.1	$87.4	$299.5	$263.5
Product sales	93.7	74.3	271.4	216.1
Total revenues	190.8	161.7	570.9	479.6
Cost of service revenues	77.7	65.4	229.7	198.5
Cost of product sales	70.7	55.9	206.9	161.5
Total costs	148.4	121.3	436.6	360.0
Gross profit	42.4	40.4	134.3	119.6
Selling, general and administrative expenses	40.4	34.9	119.3	112.6
Research and development expenses	4.9	3.5	13.6	11.7
Unused office space and other restructuring expenses	0.1	0.4	1.7	1.3
Operating income (loss) from continuing operations	(3.0)	1.6	(0.3)	(6.0)
Other income (expense):
Interest expense, net	(8.7)	(9.5)	(30.5)	(27.3)
Loss on extinguishment of debt	—	(3.4)	(39.1)	(3.4)
Other income (expense), net	0.2	0.3	0.1	(0.6)
Total other expense, net	(8.5)	(12.6)	(69.5)	(31.3)
Loss from continuing operations before income taxes	(11.5)	(11.0)	(69.8)	(37.3)
Provision (benefit) for income taxes from continuing operations	(0.2)	(15.3)	3.1	(11.1)
Income (loss) from continuing operations	(11.3)	4.3	(72.9)	(26.2)
Discontinued operations (Note 2)
Income (loss) from operations of discontinued component (including gain on disposal of $80.3 million for the three and nine months ended September 27, 2015)	0.4	77.0	(2.3)	75.0
Income tax expense	—	(26.2)	(0.6)	(25.0)
Income (loss) from discontinued operations	0.4	50.8	(2.9)	50.0
Net income (loss)	$(10.9)	$55.1	$(75.8)	$23.8

Basic income (loss) per common share:
Net income (loss) from continuing operations	$(0.20)	$0.07	$(1.27)	$(0.45)
Net income (loss) from discontinued operations	0.01	0.86	(0.05)	0.85
Net income (loss) per common share	$(0.19)	$0.93	$(1.32)	$0.40
Diluted income (loss) per common share:
Net income (loss) from continuing operations	$(0.20)	$0.07	$(1.27)	$(0.45)
Net income (loss) from discontinued operations	0.01	0.85	(0.05)	0.85
Net income (loss) per common share	$(0.19)	$0.92	$(1.32)	$0.40
Weighted average common shares outstanding:
Basic	57.8	59.0	57.6	58.6
Diluted	57.8	60.0	57.6	58.6
Comprehensive Income (Loss)
Net income (loss) (from above)	$(10.9)	$55.1	$(75.8)	$23.8
Change in cumulative translation adjustment	(0.1)	0.1	(0.2)	0.2
Comprehensive income (loss)	$(11.0)	$55.2	$(76.0)	$24.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	September 28, 2014	September 27, 2015
Operating activities:
Net income (loss)	$(75.8)	$23.8
(Income) loss from discontinued operations	2.9	(50.0)
Loss from continuing operations	(72.9)	(26.2)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	24.2	19.5
Stock-based compensation	7.4	5.5
Deferred income taxes	(0.4)	3.3
Amortization of deferred financing costs	2.5	1.5
Amortization of premium and discount on Senior Secured Notes	(1.1)	0.9
Loss on extinguishment of debt	39.1	3.4
Non-cash income tax benefit	—	(16.1)
Provision for doubtful accounts	1.2	0.5
Changes in unused office space accrual	0.2	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	10.8	22.3
Inventoried costs	(5.6)	(9.5)
Prepaid expenses and other assets	1.3	(4.0)
Accounts payable	(10.4)	(17.0)
Accrued compensation	(7.8)	(11.2)
Accrued expenses	(7.9)	(6.1)
Advance payments received on contracts	—	2.3
Accrued interest	11.5	9.4
Billings in excess of costs and earnings on uncompleted contracts	(6.7)	(0.3)
Income tax receivable and payable	2.1	0.3
Other liabilities	(2.4)	(1.9)
Net cash used in operating activities from continuing operations	(14.9)	(23.4)
Investing activities:
Cash paid for acquisitions, net of cash acquired	(2.6)	—
Change in restricted cash	(0.1)	4.7
Capital expenditures	(8.4)	(8.1)
Proceeds from sale of assets	—	0.9
Net cash used in investing activities from continuing operations	(11.1)	(2.5)
Financing activities:
Proceeds from the issuance of long-term debt	618.5	—
Extinguishment of long-term debt	(661.5)	(175.0)
Debt issuance costs	(8.5)	—
Credit agreement borrowings	41.0	—
Proceeds from the sale of employee stock purchase plan shares	3.9	4.0
Deferred acquisition payments	—	(0.7)
Repayment of debt	(0.7)	(41.7)
Other	(0.6)	(0.5)
Net cash used in financing activities from continuing operations	(7.9)	(213.9)
Net cash flows of continuing operations	(33.9)	(239.8)
Net operating cash flows of discontinued operations	(3.1)	1.9
Net investing cash flows of discontinued operations	(1.0)	240.3
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.1)
Net increase (decrease) in cash and cash equivalents	(38.1)	2.3
Cash and cash equivalents at beginning of period	54.2	33.5
Cash and cash equivalents at end of period	$16.1	$35.8

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

 The information as of September 27, 2015 and for the three and nine months ended September 28, 2014 and September 27, 2015 is unaudited. The condensed consolidated balance sheet as of December 28, 2014 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 28, 2014, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 13, 2015 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

As discussed in Note 2 - Discontinued Operations, these condensed consolidated financial statements have been recast for all periods presented to reflect the disposition of the Company's 100% owned subsidiary Herley Industries, Inc. (“Herley”) and certain of Herley’s subsidiaries, including Herley-CTI, Inc., EW Simulation Technology, Ltd. and Stapor Research, Inc. (collectively, the “Herley Entities”) as discontinued operations.

(b)	Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries for which all inter-company transactions have been eliminated in consolidation.

(c)	Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year, with interim fiscal periods ending on the last Sunday of each calendar quarter. The three and nine month periods ended September 28, 2014 and September 27, 2015 consisted of 13-week and 39-week periods, respectively. There are 52 calendar weeks in the fiscal years ending on December 28, 2014 and December 27, 2015.

(d)    Accounting Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include revenue recognition, allowance for doubtful accounts, warranties, inventory valuation, valuation of long-lived assets including identifiable intangibles and goodwill, accounting for income taxes including the related valuation allowance on the deferred tax asset and uncertain tax positions, contingencies and litigation, contingent acquisition consideration, stock-based compensation, losses on unused office space, and business combination purchase price allocations. In the future, the Company may realize actual results that differ from the current reported estimates. If the estimates that the Company has used change in the future, such changes could have a material impact on the Company's consolidated financial position, results of operations and cash flows.

In accounting for our long-term contracts for production of products and services provided to the U.S. Government within the Kratos Government Solutions (“KGS”) and Unmanned Systems (“US”) segments and provided to our Public Safety & Security (“PSS”) segment customers under fixed price contracts, the Company utilizes both cost-to-cost and units delivered measures under the percentage-of-completion method of accounting in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition.

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
In determining the fair value of the reporting units, there are key assumptions related to future operating performance and revenue growth. If the actual operating performance and financial results are not consistent with the assumptions used in the determination of the fair value of the reporting units, an impairment of goodwill and  long-lived intangibles could occur in future periods.  In particular, the US reporting unit fair value includes assumptions that the development of the high performance Unmanned Combat Aerial System (“UCAS”) product is successful and the Company is awarded future contracts for the UCAS product.  Additionally, the US reporting unit fair value assumes that the Company will receive follow on orders for the Sub-Sonic Aerial Target ("SSAT"), which is currently under contract with the US Navy. The Company may realize actual results that differ from the assumptions used in the determination of the fair value of the reporting units.

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

(e)    Accounting Standards Updates

In August 2015, the FASB issued Accounting Standards Update 2015-14 (“ASU 2015-14”) Revenue from Contracts with Customers, Deferral of the Effective Date that deferred the effective date of FASB issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers. Pursuant to ASU 2015-14, public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The FASB issued ASU 2014-09 in May 2014. ASU 2014-09 affects any entity using GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in ASC Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented or apply the requirements in the year of adoption, through a cumulative adjustment. The Company has not yet selected a transition method nor has it determined the impact of adoption on its condensed consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (“ASU 2015-03”), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The Company does not believe that the adoption of this guidance will have a material impact on its condensed consolidated financial statements.
In January 2015, the FASB issued Accounting Standards Update No. 2015-01 (“ASU 2015-01”), Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not believe that the adoption of this guidance will have a material impact on its condensed consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15 (“ASU 2014-15”), Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. ASU 2014-15 provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, including interim periods within that reporting period. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not believe that the adoption of this guidance will have a material impact on its condensed consolidated financial statements.
In April 2014, the FASB issued Accounting Standards Update 2014-08 (“ASU 2014-08”), Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in ASU 2014-08 change the criteria for reporting discontinued operations and require enhanced disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in ASU 2014-08 were effective in the first quarter of 2015 for public organizations with calendar year ends. The Company adopted this standard in the quarter ended March 29, 2015. As discussed in Note 2 - Discontinued Operations, the condensed consolidated financial statements set forth in this Form 10-Q have been recast for all periods presented to reflect the disposition of the Herley Entities as discontinued operations.
There have been no changes in the Company's significant accounting policies, other than the adoption of ASU 2014-08, for the three and nine months ended September 27, 2015 as compared to the significant accounting policies described in the Form 10-K.

(f)	Fair Value of Financial Instruments

The carrying amounts and the related estimated fair values of the Company's long-term debt financial instruments not measured at fair value on a recurring basis at December 28, 2014 and September 27, 2015 are presented in Note 8. The carrying value of all other financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued expenses, billings in excess of cost and earnings on uncompleted contracts, income taxes payable and short-term debt, approximated their estimated fair values at December 28, 2014 and September 27, 2015 due to the short-term nature of these instruments.

Note 2. Discontinued Operations

On August 21, 2015, the Company completed the sale of the U.S. and U.K. operations of its Electronic Products Division to Ultra Electronics Holdings plc (“Ultra”), a public limited company formed under the laws of England and Wales and traded on the London Stock Exchange, and Ultra Electronics Defense Inc. (the “Buyer”), a Delaware corporation ultimately owned by Ultra, (the “Transaction”). Pursuant to the terms of that certain Stock Purchase Agreement, dated May 31, 2015, by and among the Company, Ultra and the Buyer (the “Purchase Agreement”), the Company sold to the Buyer all of the issued and outstanding capital stock of its wholly owned subsidiary Herley Industries, Inc. (“Herley”) and certain of Herley’s subsidiaries, including Herley-CTI, Inc., EW Simulation Technology, Ltd. and Stapor Research, Inc. (collectively, the “Herley Entities”), for $260.0 million in cash plus up to $5.0 million for taxes incurred as part of the Transaction, less a $2.0 million escrow to satisfy any purchase price adjustments, and subject to a working capital adjustment of approximately $8.3 million which is expected to be finalized in the fourth quarter of 2015. The Purchase Agreement also contains certain non-compete and indemnification provisions. Under the Purchase Agreement, the Company entered into an agreement to indemnify the Buyer for any pre-acquisition tax liabilities.  As a result of this arrangement, the Company recorded amounts that have historically been classified as unrecognized tax benefits into other long term liabilities.  The Company also agreed to indemnify Ultra for pre-existing environmental conditions for a period of five years from the closing date and with a maximum indemnification payment of $34.0 million. The Company does not believe payments will be required under the indemnification provision, and the assessment of the fair value is immaterial. Under the terms of the Purchase Agreement, a joint 338(h)(10) election has been made for income tax purposes, providing a “step up” in tax basis to Ultra. The Company incurred approximately $11.3 million in transaction-related costs, and expects to incur approximately $8.9 million in federal and state income taxes on the sale. The gain on sale of $80.3 million is subject to changes in the working capital adjustment and indemnification obligations. In accordance with ASC 360-10-45-9, Property, Plant, and Equipment (Topic 360) and ASC 205-20-45-3 Presentation of Financial Statements (Topic 205), the Herley Entities were classified as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented.

Immediately prior to the closing of the transaction, the outstanding shares of the capital stock of (i) General Microwave Corporation, a New York corporation, and its direct and indirect wholly owned subsidiaries General Microwave Israel Corporation, a Delaware corporation, General Microwave Israel (1987) Ltd., an Israeli company, and Herley GMI Eyal Ltd., an Israeli company, (ii) MSI Acquisition Corp., a Delaware corporation and its wholly owned subsidiary Micro Systems, Inc., a Florida corporation, and (iii) Herley-RSS, Inc., a Delaware corporation, were distributed as a dividend by Herley to the Company and will continue their current operations as wholly owned subsidiaries of the Company.

The following table presents the results of discontinued operations (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 27, 2015	September 28, 2014	September 27, 2015
Revenue	$27.3	$11.9	$78.7	$59.7
Cost of sales	16.7	9.0	51.0	40.6
Selling, general and administrative expenses	6.2	3.7	18.1	15.2
Interest expense, net	3.4	2.3	11.7	9.1
Other net expense items that are not major	0.6	0.2	0.2	0.1
Income (loss) from discontinued operations before income taxes	0.4	(3.3)	(2.3)	(5.3)
Gain on disposal of discontinued operations before income taxes	—	80.3	—	80.3
Total gain (loss) on discontinued operations before income taxes	0.4	77.0	(2.3)	75.0
Income tax expense	—	(26.2)	(0.6)	(25.0)
Income (loss) from discontinued operations	$0.4	$50.8	$(2.9)	$50.0

The results for the three and nine months ended September 27, 2015 are through the date of disposal of August 21, 2015.

Depreciation and amortization expense included in selling, general and administrative expenses was $1.6 million and $0.9 million for the three months ended September 28, 2014 and September 27, 2015, respectively, and $5.0 million and $4.2 million for the nine months ended September 28, 2014 and September 27, 2015, respectively.

Interest expense is included based on an allocation consistent with the redemption of $175.0 million of the Company's 7% Senior Secured Notes due 2019 (the “Notes”) and the repayment of $41.0 million in outstanding borrowings on that certain Credit and Security Agreement, dated May 14, 2014 (“the Credit Agreement”), by and among the Company, the lenders from time to time party thereto, SunTrust Bank, as Agent (the “Agent”), PNC Bank, National Association, as Joint Lead Arranger and Documentation Agent, and SunTrust Robinson Humphrey, Inc., as Joint Leader Arranger and Sole Book Runner, that was repaid upon the completion of the sale of the Herley Entities in accordance with the terms and conditions of the Indenture (as defined below) and the Credit Agreement, respectively. Refer to Note 8 for further discussion.

Intra-period tax allocation rules require the Company to allocate its provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as discontinued operations, the Company must allocate the tax provision to the other categories of earnings. A related tax benefit is then recorded in continuing operations. Due to the net book income in discontinued operations and the intra-period allocation rules, the

Company recorded income tax expense of $26.2 million and $25.0 million in discontinued operations for the three and nine months ended September 27, 2015, respectively.

The following is a summary of the assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets as of December 28, 2014 and September 27, 2015 (in millions):

	December 28, 2014	September 27, 2015
Cash and cash equivalents	$1.2	$—
Accounts receivable, net	30.7	—
Inventoried costs	20.6	—
Other current assets	1.3	—
Current assets of discontinued operations	$53.8	$—

Property, plant and equipment, net	$21.0	$—
Goodwill	113.0	—
Intangible assets, net	2.8	—
Other assets	0.2	—
Non-current assets of discontinued operations	$137.0	$—

Accounts payable	$3.8	$—
Accrued expenses	1.8	—
Accrued compensation	5.3	0.9
Billings in excess of cost and earnings on uncompleted contracts	2.5	—
Other current liabilities	1.2	0.6
Current liabilities of discontinued operations	$14.6	$1.5
Non-current liabilities of discontinued operations	$0.5	$4.2

Note 3. Goodwill and Intangible Assets

(a)	Goodwill

The carrying amounts of goodwill as of December 28, 2014 and September 27, 2015 by reportable segment are as follows (in millions):

	Public Safety & Security	Kratos Government Solutions	Unmanned Systems	Total
Gross value	$53.9	$565.8	$111.1	$730.8
Less accumulated impairment	18.3	215.3	13.8	247.4
Net	$35.6	$350.5	$97.3	$483.4

In the second quarter of 2015, as a result of the pending disposition of the Herley Entities, the Company performed a valuation analysis to apportion the carrying value of the goodwill of its Electronic Products reportable unit to the retained microwave electronic products business and the Herley Entities held for sale. Accordingly, the allocation of the carrying value of goodwill to the Herley Entities has been included in non-current assets of discontinued operations in the accompanying condensed consolidated balance sheet as of December 28, 2014. The balance allocated to the microwave electronic products business is included in the assets of the KGS segment.

(b)    Purchased Intangible Assets

The following table sets forth information for finite-lived and indefinite-lived intangible assets (in millions):

	As of December 28, 2014			As of September 27, 2015
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$84.1	$(58.2)	$25.9	$84.1	$(65.6)	$18.5
Contracts and backlog	72.1	(69.4)	2.7	72.1	(70.0)	2.1
Developed technology and technical know-how	23.1	(10.9)	12.2	23.1	(12.7)	10.4
Trade names	5.3	(4.6)	0.7	5.3	(4.8)	0.5
Favorable operating lease	1.8	(0.7)	1.1	1.8	(0.8)	1.0
Total finite-lived intangible assets	186.4	(143.8)	42.6	186.4	(153.9)	32.5
Acquired indefinite-lived intangible assets:
Trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$193.3	$(143.8)	$49.5	$193.3	$(153.9)	$39.4

Consolidated amortization expense related to intangible assets subject to amortization was $14.4 million and $10.1 million for the nine months ended September 28, 2014 and September 27, 2015, respectively.

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

Inventoried costs consisted of the following components (in millions):

	December 28, 2014	September 27, 2015
Raw materials	$30.1	$30.4
Work in process	13.3	23.3
Finished goods	2.8	2.6
Supplies and other	2.1	1.6
Subtotal inventoried costs	48.3	57.9
Less: Customer advances and progress payments	(0.9)	(3.3)
Total inventoried costs	$47.4	$54.6

Note 5. Stockholders’ Equity

A summary of the changes in stockholders’ equity is provided below (in millions):

	For the Nine Months Ended
	September 28, 2014	September 27, 2015
Stockholders’ equity at beginning of period	$295.8	$224.3
Comprehensive income (loss):
Net income (loss)	(75.8)	23.8
Change in cumulative translation adjustment	(0.2)	0.2
Total comprehensive income (loss)	(76.0)	24.0
Exercise of stock options and warrants	(0.1)	—
Stock-based compensation	7.6	5.8
Employee stock purchase plan and restricted stock units settled in cash	3.9	4.0
Restricted stock units traded for taxes	(0.2)	(0.5)
Stockholders’ equity at end of period	$231.0	$257.6

The components of accumulated other comprehensive loss are as follows (in millions):

	September 28, 2014	September 27, 2015
Cumulative translation adjustment	$(0.5)	$(0.5)
Post retirement benefit reserve adjustment net of tax expense	(0.5)	(1.0)
Total accumulated other comprehensive loss	$(1.0)	$(1.5)

There were no reclassifications from other comprehensive loss to net income (loss) for the nine months ended September 28, 2014. There was a reclassification of $0.1 million for the nine months ended September 27, 2015 related to the sale of the Herley Entities.

Common stock issued by the Company for the nine months ended September 28, 2014 and September 27, 2015 was as follows (in millions):

	For the Nine Months Ended
	September 28, 2014	September 27, 2015
Shares outstanding at beginning of the period	57.1	57.8
Stock issued for employee stock purchase plan, stock options and restricted stock units exercised	0.7	1.3
Shares outstanding at end of the period	57.8	59.1

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

Shares from stock options and awards, excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive, were 0.8 million for the three months ended September 28, 2014 and 0.9 million and 2.1 million for the nine months ended September 28, 2014 and September 27, 2015, respectively.

Note 7. Income Taxes

A reconciliation of the income tax provision (benefit) from continuing operations computed by applying the statutory federal income tax rate of 35% to income (loss) from continuing operations before income taxes to the income tax provision for the three and nine months ended September 28, 2014 and September 27, 2015 was as follows (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2014	September 27, 2015	September 28, 2014	September 27, 2015
Income tax benefit at federal statutory rate	$(4.0)	$(4.1)	$(24.4)	$(13.0)
State and foreign taxes, net of federal tax benefit and valuation allowance	(0.8)	(2.8)	(0.2)	(2.0)
Nondeductible expenses and other	0.6	(0.3)	1.4	0.5
Impact of deferred tax liabilities for indefinite-lived assets	(0.2)	(0.3)	2.6	3.0
Increase (decrease) in reserves for uncertain tax positions	(3.2)	0.3	(0.2)	0.4
Increase (decrease) in federal valuation allowance	7.4	(8.1)	23.9	—
Total income tax provision (benefit)	$(0.2)	$(15.3)	$3.1	$(11.1)

The tax benefit for the three and nine months ended September 27, 2015 reflects the intra-period tax allocation rules under which a tax benefit is provided in continuing operations to offset a tax provision recorded in discontinued operations.

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
In March 2010, an “ownership change” occurred that will limit the utilization of NOL carryforwards. In July 2011, another “ownership change” occurred. The March 2010 ownership change limitation is more restrictive. In prior years, the Company acquired corporations with NOL carryforwards at the date of acquisition (“Acquired NOLs”). The Acquired NOLs are subject to separate limitations that may further restrict the use of Acquired NOLs. As a result, the Company's federal annual utilization of NOL carryforwards will be limited to at least $27.0 million a year for the five years succeeding the March 2010 ownership change and at least $11.6 million for each year thereafter subject to separate limitations for Acquired NOLs. If the entire limitation amount is not utilized in a year, the excess can be carried forward and utilized in future years.
For the nine months ended September 27, 2015, there was no impact of such limitations on the income tax provision, since the amount of taxable income did not exceed the annual limitation amount. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOL or other tax attributes may be further limited.
As discussed elsewhere, deferred tax assets relating to the NOL and credit carryforwards are offset by a full valuation allowance. In addition, utilization of state tax loss carryforwards is dependent upon sufficient taxable income apportioned to the states. As a result of the Transaction and agreed to section 338(h)10 election, the Company generated a taxable gain which resulted in utilization of a portion of the NOL.

The Company is subject to taxation in the U.S. and various state and foreign tax jurisdictions. The Company's tax years for 2000 and later are subject to examination by the U.S. and state tax authorities due to the existence of the NOL carryforwards. Generally, the Company's tax years for 2002 and later are subject to examination by various foreign tax authorities.
As of December 28, 2014, the Company had $16.1 million of unrecognized tax benefits that, if recognized, would impact the effective income tax rate for continuing operations, subject to possible offset by an increase in the deferred tax asset valuation allowance. During the nine months ended September 27, 2015, unrecognized tax benefits were increased by $0.3 million relating to various current year and prior positions. As of December 28, 2014, the Company had $0.3 million of unrecognized tax benefits related to discontinued operations.  During the nine months ended September 27, 2015, there was a decrease of $0.3 million in unrecognized tax benefits related to discontinued operations due to the disposition of the Herley Entities.  In connection with the Company’s disposition of the Electronic Products Division, the Company entered into an agreement to indemnify the Buyer for any pre-acquisition tax liabilities.  As a result of this arrangement, the Company recorded amounts that have historically been classified as unrecognized tax benefits into other long term liabilities.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the nine months ended September 28, 2014 and September 27, 2015, a $0.1 million expense and $0.2 million expense, respectively, were recorded related to interest and penalties. For the nine months ended September 28, 2014 and September 27, 2015, there was no material benefit recorded related to interest and penalties. The Company believes that no significant amount of the liabilities for uncertain tax positions will expire within twelve months of September 27, 2015.

Note 8. Debt

(a)	Issuance of 7% Senior Secured Notes due 2019

In May 2014, the Company refinanced its $625.0 million 10% Senior Secured Notes due in 2017 (the “10% Notes”) with $625.0 million of the newly issued Notes, as defined above. The net proceeds of the Notes was $618.5 million after an original issue discount of $6.5 million. The Company incurred debt issuance costs of $8.8 million associated with the new Notes. The Company utilized the net proceeds from the Notes, a $41.0 million draw on the Credit Agreement discussed below, as well as cash from operations to extinguish the 10% Notes. The total reacquisition price of the 10% Notes was $661.5 million including a $31.2 million early termination fee, the write-off of $15.5 million of unamortized issue costs, $12.9 million of unamortized premium, along with $5.3 million of additional interest while in escrow, which resulted in a loss on extinguishment of $39.1 million.

The Company completed the offering of the Notes in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Act”). The Notes are governed by the Indenture, dated May 14, 2014 (the “Indenture”), among the Company, all of the Company's 100% owned domestic subsidiaries (the “Subsidiary Guarantors”) and Wilmington Trust, National Association, as Trustee and Collateral Agent. A Subsidiary Guarantor can be released from its Guarantee if (i) all of the Capital Stock (as defined in the Indenture) issued by such Subsidiary Guarantor or all or substantially all of the assets of such Subsidiary Guarantor are sold or otherwise disposed of; (ii) the Company designates such Subsidiary Guarantor as an Unrestricted Subsidiary (as defined in the Indenture); (iii) if the Company exercises its legal defeasance option or its covenant defeasance option; or (iv) upon satisfaction and discharge of the Indenture or payment in full in cash of the principal, premium, if any, accrued and unpaid interest.

The holders of the Notes have a first priority lien on substantially all of the Company's assets and the assets of the Subsidiary Guarantors, except with respect to accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property), on which the holders of the Notes have a second priority lien to the $110.0 million Credit Agreement.

The Company pays interest on the Notes semi-annually, in arrears, on May 15 and November 15 of each year.
The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of September 27, 2015, the Company was in compliance with the covenants contained in the Indenture governing the Notes.

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

On October 16, 2014, the Company exchanged the outstanding Notes for an equal amount of new Notes that have been registered under the Act. The terms of the Notes issued in the exchange offer are identical in all material respects to the terms of the Notes, except the Notes issued in the exchange offer have been registered under the Act.

The terms of the Indenture require that the net cash proceeds from asset dispositions be either utilized to (i) repay or prepay amounts outstanding under the Company’s Indenture and Credit Agreement unless such amounts are reinvested in similar collateral, (ii) make an investment in assets that replace the collateral of the Notes or (iii) a combination of both (i) and (ii). To the extent there are any remaining net proceeds from the asset disposition after application of (i) and (ii), such amounts are required to be utilized to repurchase Notes at par after 360 days following the asset disposition.

Following the sale of the Herley Entities (see Note 2), the Company, on August 21, 2015, paid down the $41.0 million outstanding on the Company’s $110.0 million Credit Agreement and on September 22, 2015, repurchased $175.0 million of the Notes at par, in accordance with the Indenture.

At September 27, 2015, the Company has approximately $10.0 to $12.0 million of estimated remaining net proceeds that it intends to invest in replacement collateral under the Indenture within the 360 days following the asset disposition.

Related to the $175.0 million repurchase, the Company wrote off $1.8 million of unamortized issue costs, $1.4 million of unamortized discount, and incurred $0.2 million of legal fees, which resulted in a loss on extinguishment of debt of $3.4 million.

As of September 27, 2015, there was $450.0 million in Notes outstanding, and there were no borrowings outstanding on the Credit Agreement.

(b)    Other Indebtedness

$110.0 Million Credit Agreement

On May 14, 2014, the Company replaced its credit facility with KeyBank National Association and entered into the Credit Agreement. The Credit Agreement established a five-year senior secured revolving credit facility in the maximum amount of $110.0 million (subject to a potential increase of the maximum principal amount to $135.0 million, subject to the Agent's and applicable lenders’ approval as described therein), consisting of a subline for letters of credit in an amount not to exceed $50.0 million, as well as a swingline loan in an aggregate principal amount at any time outstanding not to exceed $10.0 million. The Credit Agreement is secured by a lien on substantially all of the Company's assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The Credit Agreement has a first priority lien on accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property). On all other assets, the Credit Agreement has a second priority lien junior to the lien securing the Notes.

The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, and investments, and limits on other various payments, as well as a financial covenant relating to a minimum fixed charge coverage ratio of 1.15:1. This ratio has been modified per the third and fourth amendments as discussed below. Events of default under the terms of the Credit Agreement include, but are not limited to: failure of the Company to pay any principal of any loans in full when due and payable; failure of the Company to pay any interest on any loan or any fee or other amount payable under the Credit Agreement within three business days after the date when due and payable; failure of the Company or any of its subsidiaries to comply with certain covenants and agreements, subject to applicable grace periods and/or notice requirements; or any representation, warranty or statement made in or pursuant to the Credit Agreement or any related writing or any other material information furnished by the Company or any of its subsidiaries to the Agent or the lenders shall prove to be false or erroneous. Subject to certain notice requirements and other conditions, upon the occurrence of an event of default, commitments may be terminated and the principal of, and interest then outstanding on, all of the loans may become immediately due and payable. However, where an event of default arises from certain bankruptcy events, the commitments shall automatically and immediately terminate and the principal of, and interest then outstanding on, all of the loans shall become immediately due and payable.

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

On May 31, 2015, the Company entered into a third amendment (the “Third Amendment”) to the Credit Agreement. Under the terms of the Third Amendment, the definitions of certain terms of the Credit Agreement were modified, the disposition of the Herley Entities was approved by the lenders, a minimum $175.0 million repurchase of the Notes by the Company was required, and the payment in full of the outstanding balance of the Credit Agreement was required. Additionally, the measurement of the fixed charge coverage ratio of 1.15:1 was modified as follows: (i) the fixed charge coverage ratio will not be measured as of the quarterly reporting period ending on or about June 30, 2015, or as of the end of any quarterly reporting period ending after June 30, 2015, if on such date (a) there are no outstanding revolving loans or swingline loans and (b) the aggregate amount outstanding under letters of credit is less than or equal to $17.0 million, and (ii) as to any subsequent quarterly reporting period ending after June 30, 2015, and not covered by (i) above, a fixed charge coverage ratio of at least 1.05:1 will be applied if the percentage of (a) outstanding revolving loans plus the sum of the outstanding swingline loans and outstanding letters of credit that are in excess of $17.0 million, to (b) the revolving credit commitment, minus the Herley Disposition Proceeds Reinvestment Reserve, as defined below, is greater than 0.00% but less than 15.00% or a fixed charge coverage ratio of 1.10:1 will be applied if the aforementioned percentage is equal to or greater than 15.00% but less than 25.00%. In all other instances, the fixed charge coverage ratio remains at 1.15:1. For purposes of computing the fixed charge coverage ratio, consolidated interest expense in connection with the repurchase of Notes with proceeds from the sale of the Herley Entities shall be deemed to have occurred on the first day of the most recently completed four quarterly reporting period.

The terms of the Third Amendment also included the establishment of a reserve (the “Herley Disposition Proceeds Reinvestment Reserve”), that will reduce the maximum facility of $110.0 million. With the sale of the Herley Entities, a $50.8 million reserve was established based upon the collateral carrying value under the Credit Agreement of the Herley Entities disposed. The reserve will be adjusted monthly for the subsequent cumulative reinvestment in similar collateral assets over a period not to exceed 360 days from the sale of the Herley Entities. As of September 27, 2015, the reserve, adjusted for cumulative reinvestment in similar collateral assets since the sale of the Herley Entities was $37.9 million, resulting in a reduced maximum facility of $72.1 million. To the extent that reinvestment occurs in similar collateral assets, the facility will be reinstated accordingly up to a maximum of $110.0 million.

On August 19, 2015, the Company entered into a fourth amendment (the “Fourth Amendment”) to the Credit Agreement. Among other things, the Fourth Amendment provides for a modification of the Third Amendment as it relates to when the minimum fixed charge coverage ratio will be measured based upon the Company’s outstanding borrowings. Outstanding borrowings for purposes of computing the applicable minimum fixed charge coverage ratio exclude any letter of credit exposure outstanding of $17.0 million plus the amount of letters of credit outstanding for the divested Herley Entities for which a cash deposit has been placed in escrow by the Buyer to cover the amount of such outstanding letters of credit, should the letters of credit be pulled.

As of September 27, 2015, there were no borrowings outstanding on the Credit Agreement and $8.5 million outstanding on letters of credit, resulting in net borrowing base availability of $62.4 million. As discussed above, the maximum facility has been reduced by the collateral sold associated with the Herley Entities. The Company expects to make investments in assets that will replace the collateral which will reinstate the maximum facility to the full $110.0 million. The Company was in compliance with the financial covenants of the Credit Agreement and its amendments as of September 27, 2015.

Debt Acquired in Acquisition

The Company has a 10-year term loan with a bank in Israel entered into on September 16, 2008 in connection with the acquisition of one of its 100% owned subsidiaries. The balance as of September 27, 2015 was $3.0 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants, including a minimum net equity covenant as defined in the loan agreement. The Company was in compliance with all covenants, including the minimum net equity covenant, as of September 27, 2015.

Fair Value of Long-term Debt

Carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at December 28, 2014 and September 27, 2015 are presented in the following table:

	As of December 28, 2014			As of September 27, 2015
$ in millions	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Total long-term debt including current portion	$669.8	$664.0	$577.1	$453.0	$449.5	$367.2

The fair value of the Company’s long-term debt was based upon actual trading activity (Level 1, Observable inputs -quoted prices in active markets).

 The net unamortized original issue discount of $3.5 million as of September 27, 2015, which is the difference between the carrying amount of $449.5 million and the principal amount of $453.0 million presented in the previous table, is being accreted to interest expense over the term of the related debt.

Note 9. Segment Information

The KGS reportable segment is comprised of an aggregation of KGS operating segments, including our microwave electronic products, satellite communications, modular systems and defense and rocket support operating segments. The US reportable segment consists of our unmanned aerial, ground, seaborne and command, control and communications system business. The KGS and US segments provide products, solutions and services for mission critical national security programs. KGS and US customers primarily include national security related agencies, the U.S. Department of Defense (the “DoD”), intelligence agencies and classified agencies, and to a lesser degree, international government agencies and domestic and international commercial customers. The PSS segment designs, engineers, deploys, operates, integrates into command and control infrastructure, maintains and operates security and surveillance solutions for homeland security, public safety, critical infrastructure, government and commercial customers. PSS customers include those in the critical infrastructure, power generation, power transport, nuclear energy, financial, IT, healthcare, education, transportation and petro-chemical industries, as well as certain government and military customers.

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

 Revenues, depreciation and amortization, and operating income (loss) generated by the Company’s reportable segments for the three and nine month periods ended September 28, 2014 and September 27, 2015 are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 27, 2015	September 28, 2014	September 27, 2015
Revenues:
Kratos Government Solutions
Service revenues	$54.3	$54.3	$157.2	$157.4
Product sales	70.8	54.4	198.0	165.8
Total Kratos Government Solutions	125.1	108.7	355.2	323.2
Public Safety & Security
Service revenues	42.8	33.1	142.3	106.1
Product sales	—	—	13.0	—
Total Public Safety & Security	42.8	33.1	155.3	106.1
Unmanned Systems
Service revenues	—	—	—	—
Product sales	22.9	19.9	60.4	50.3
Total Unmanned Systems	22.9	19.9	60.4	50.3
Total revenues	$190.8	$161.7	$570.9	$479.6
Depreciation & amortization:
Kratos Government Solutions	$5.9	$4.2	$17.6	$14.3
Public Safety & Security	0.5	0.1	1.5	0.4
Unmanned Systems	2.0	1.6	5.1	4.8
Total depreciation and amortization	$8.4	$5.9	$24.2	$19.5
Operating income (loss) from continuing operations:
Kratos Government Solutions	$7.4	$3.7	$15.4	$6.3
Public Safety & Security	(4.2)	0.4	(0.5)	1.0
Unmanned Systems	(3.3)	(0.6)	(6.9)	(7.3)
Unallocated corporate expense, net	(2.9)	(1.9)	(8.3)	(6.0)
Total operating income (loss) from continuing operations	$(3.0)	$1.6	$(0.3)	$(6.0)

Segment assets are as follows (in millions):

	December 28, 2014	September 27, 2015
Assets:
Kratos Government Solutions	$618.9	$595.9
Public Safety & Security	100.2	94.4
Unmanned Systems	166.1	166.0
Discontinued operations	190.8	—
Corporate activities	62.8	65.2
Total assets	$1,138.8	$921.5

Note 10. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $121.1 million and $97.0 million, or 63% and 60% of total Kratos revenue, for the three months ended September 28, 2014 and September 27, 2015, respectively, and $327.3 million and $291.2 million, or 57% and 61% of total revenue for the nine months ended September 28, 2014 and September 27, 2015, respectively.

Note 11. Commitments and Contingencies

In addition to commitments and obligations in the ordinary course of business, the Company is subject to various claims, pending and potential legal actions for damages, investigations relating to government laws and regulations and other matters arising out of the normal conduct of the Company’s business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its condensed consolidated financial statements. An estimated loss contingency is accrued in the Company's condensed consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation and legal disputes are inherently unpredictable and unfavorable resolutions could occur, assessing litigation and legal dispute contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including but not limited to the procedural status of the matter in question, the presence of complex or novel legal theories, and the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation may be unsupported, exaggerated or unrelated to possible outcomes and, as such, are not meaningful indicators of the Company's potential liability. The Company regularly reviews contingencies to determine the adequacy of its accruals and related disclosures. The amount of ultimate loss may differ from these estimates. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies. Whether any losses finally determined in any claim, action, investigation or proceeding could reasonably have a material effect on the Company's business, financial condition, results of operations or cash flows will depend on a number of variables, including the timing and amount of such losses; the structure and type of any remedies; the monetary significance of any such losses, damages or remedies may have on the Company's condensed consolidated financial statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors.

(a)	Legal and Regulatory Matters
U.S. Government Cost Claims. The Company's contracts with the DoD are subject to audit by the Defense Contract Audit Agency (“DCAA”).  As a result of these audits, from time to time the Company is advised of claims concerning potential disallowed, overstated or disputed costs.  For example, during the course of recent audits of the Company's contracts, the DCAA is closely examining and questioning certain of the established and disclosed practices that it had previously audited and accepted.  Costs incurred and allocated to contracts with the U.S. Government are regularly scrutinized for compliance with regulatory standards by the Company's personnel.  On July 28, 2015, the Company received a determination letter from Defense Contract Management Agency (“DCMA”) regarding what DCMA believes are certain unallowable costs for one of the Company's subsidiaries with respect to fiscal year 2007.  The Company is evaluating the determination and believes it has a defensible position. For those Company subsidiaries and fiscal years which have not yet been audited by the DCAA or for those audits which are in process which have not been completed by the DCAA, the Company cannot reasonably estimate the range of loss, if any, that may result from audits and reviews in which it is currently involved given the inherent difficulty in predicting regulatory action, fines and penalties, if any, and the various remedies and levels of judicial review available to the Company in the event of an adverse finding.  As a result, the Company has not recorded any liability related to these matters.

Other Litigation Matters. The Company is subject to normal and routine litigation arising from the ordinary course and conduct of business and, at times, as a result of acquisitions and dispositions. Such disputes include, for example, commercial, employment, intellectual property, environmental and securities matters. The aggregate amounts accrued related to these matters are not material to the total liabilities of the Company. The Company intends to defend itself in any such matters and does not currently believe that the outcome of any such matters will have a material adverse impact on the Company's financial condition, results of operations or cash flows.

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

The changes in the Company's aggregate product warranty liabilities, which are included in other current liabilities and other long term-liabilities on the Company's condensed consolidated balance sheets, were as follows (in millions):

	Nine Months Ended
	September 28, 2014	September 27, 2015
Balance at beginning of the period	$4.7	$4.9
Costs accrued and revenues deferred	0.8	0.2
Settlements made (in cash or kind), revenues recognized and other	(0.5)	(0.5)
Balance at end of period	5.0	4.6
Less: Current portion	(4.6)	(4.2)
Non-current accrued product warranty and deferred warranty revenue	$0.4	$0.4

Note 12. Condensed Consolidating Financial Statements

The Company has $450.0 million in outstanding Notes (see Note 8). The Notes are guaranteed by the Subsidiary Guarantors and are collateralized by the assets of all of the Company's 100% owned subsidiaries. The Notes are fully and unconditionally guaranteed on a joint and several basis by each Subsidiary Guarantor and the Company. There are no contractual restrictions limiting cash transfers from Subsidiary Guarantors by dividends, loans or advances to the Company. The Notes are not guaranteed by the Company's foreign subsidiaries (the “Non-Guarantor Subsidiaries”).

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

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended June 28, 2015, the Company corrected the classification of certain information included within the unaudited condensed consolidating balance sheet as of December 28, 2014, related to the classification of interest expense allocated to discontinued operations; current assets of discontinued operations; other current and long-term liabilities; stockholders' equity; and amounts due from/to affiliated companies, investment in subsidiaries, and the related eliminations, for transactions between the Parent Company, Subsidiary Guarantors on a Combined Basis, and Non-Guarantors on a Combined Basis. The Company determined these classification corrections to be immaterial to the Company’s condensed consolidated financial statements.

Condensed Consolidating Balance Sheet December 28, 2014 (Unaudited) (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$28.7	$(5.5)	$10.3	$—	$33.5
Accounts receivable, net	—	196.4	21.1	—	217.5
Amounts due from affiliated companies	341.9	—	—	(341.9)	—
Inventoried costs	—	32.2	15.2	—	47.4
Other current assets	4.4	15.5	2.8	—	22.7
Current assets of discontinued operations	—	38.7	15.1	—	53.8
Total current assets	375.0	277.3	64.5	(341.9)	374.9
Property, plant and equipment, net	2.0	52.0	7.6	—	61.6
Goodwill	—	442.6	40.8	—	483.4
Intangible assets, net	—	49.4	0.1	—	49.5
Investment in subsidiaries	498.3	48.1	—	(546.4)	—
Other assets	27.8	4.6	—	—	32.4
Non-current assets of discontinued operations	—	134.5	2.5	—	137.0
Total assets	$903.1	$1,008.5	$115.5	$(888.3)	$1,138.8
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3.1	$37.1	$4.4	$—	$44.6
Accrued expenses	6.3	28.9	2.8	—	38.0
Accrued compensation	5.2	32.7	3.2	—	41.1
Billings in excess of costs and earnings on uncompleted contracts	—	45.7	3.9	—	49.6
Deferred income tax liability	—	30.3	—	—	30.3
Amounts due to affiliated companies	—	287.4	54.5	(341.9)	—
Other current liabilities	0.3	6.1	1.5	—	7.9
Current liabilities of discontinued operations	0.7	10.8	3.1	—	14.6
Total current liabilities	15.6	479.0	73.4	(341.9)	226.1
Long-term debt, net of current portion	660.2	—	2.8	—	663.0
Other long-term liabilities	3.0	19.0	2.9	—	24.9
Non-current liabilities of discontinued operations	—	0.2	0.3	—	0.5
Total liabilities	678.8	498.2	79.4	(341.9)	914.5
Total stockholders' equity	224.3	510.3	36.1	(546.4)	224.3
Total liabilities and stockholders' equity	$903.1	$1,008.5	$115.5	$(888.3)	$1,138.8

Condensed Consolidating Balance Sheet September 27, 2015 (Unaudited) (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$30.6	$(4.9)	$10.1	$—	$35.8
Accounts receivable, net	—	174.1	20.6	—	194.7
Amounts due from affiliated companies	201.1	—	—	(201.1)	—
Inventoried costs	—	34.3	20.3	—	54.6
Other current assets	8.0	13.0	4.3	—	25.3
Current assets of discontinued operations	—	—	—	—	—
Total current assets	239.7	216.5	55.3	(201.1)	310.4
Property, plant and equipment, net	1.8	52.0	6.9	—	60.7
Goodwill	—	442.6	40.8	—	483.4
Intangible assets, net	—	39.4	—	—	39.4
Investment in subsidiaries	476.3	56.6	—	(532.9)	—
Other assets	25.1	2.4	0.1	—	27.6
Non-current assets of discontinued operations	—	—	—	—	—
Total assets	$742.9	$809.5	$103.1	$(734.0)	$921.5
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2.8	$21.1	$4.2	$—	$28.1
Accrued expenses	13.2	22.0	3.2	—	38.4
Accrued compensation	3.2	23.7	3.1	—	30.0
Billings in excess of costs and earnings on uncompleted contracts	—	45.7	3.5	—	49.2
Deferred income tax liability	—	30.2	—	—	30.2
Amounts due to affiliated companies	—	161.6	39.5	(201.1)	—
Other current liabilities	4.1	5.0	0.8	—	9.9
Current liabilities of discontinued operations	1.4	—	0.1	—	1.5
Total current liabilities	24.7	309.3	54.4	(201.1)	187.3
Long-term debt, net of current portion	446.5	—	2.0	—	448.5
Other long-term liabilities	9.9	11.9	2.1	—	23.9
Non-current liabilities of discontinued operations	4.2	—	—	—	4.2
Total liabilities	485.3	321.2	58.5	(201.1)	663.9
Total stockholders' equity	257.6	488.3	44.6	(532.9)	257.6
Total liabilities and stockholders' equity	$742.9	$809.5	$103.1	$(734.0)	$921.5

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) For the Three Months Ended September 28, 2014 (Unaudited) (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$94.1	$3.0	$—	$97.1
Product sales	—	81.1	14.3	(1.7)	93.7
Total revenues	—	175.2	17.3	(1.7)	190.8
Cost of service revenues	—	75.4	2.3	—	77.7
Cost of product sales	—	62.3	10.1	(1.7)	70.7
Total costs	—	137.7	12.4	(1.7)	148.4
Gross profit	—	37.5	4.9	—	42.4
Selling, general and administrative expenses	2.9	35.1	2.5	—	40.5
Research and development expenses	—	4.5	0.4	—	4.9
Operating income (loss) from continuing operations	(2.9)	(2.1)	2.0	—	(3.0)
Other income (expense):
Interest income (expense), net	(8.8)	0.1	—	—	(8.7)
Other income (expense), net	—	0.1	0.1	—	0.2
Total other income (expense), net	(8.8)	0.2	0.1	—	(8.5)
Income (loss) from continuing operations before income taxes	(11.7)	(1.9)	2.1	—	(11.5)
Provision (benefit) for income taxes from continuing operations	0.1	(1.0)	0.7	—	(0.2)
Income (loss) from continuing operations	(11.8)	(0.9)	1.4	—	(11.3)
Income (loss) from discontinued operations	(3.2)	2.3	1.3	—	0.4
Equity in net income (loss) of subsidiaries	4.1	2.7	—	(6.8)	—
Net income (loss)	$(10.9)	$4.1	$2.7	$(6.8)	$(10.9)
Comprehensive income (loss)	$(11.0)	$4.1	$2.6	$(6.7)	$(11.0)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended September 27, 2015 (Unaudited) (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$84.4	$3.0	$—	$87.4
Product sales	—	61.5	14.0	(1.2)	74.3
Total revenues	—	145.9	17.0	(1.2)	161.7
Cost of service revenues	—	63.4	2.0	—	65.4
Cost of product sales	—	46.4	10.7	(1.2)	55.9
Total costs	—	109.8	12.7	(1.2)	121.3
Gross profit	—	36.1	4.3	—	40.4
Selling, general and administrative expenses	3.7	29.5	2.1	—	35.3
Research and development expenses	—	3.4	0.1	—	3.5
Operating income (loss) from continuing operations	(3.7)	3.2	2.1	—	1.6
Other income (expense):
Interest income (expense), net	(9.5)	—	—	—	(9.5)
Loss on extinguishment of debt	(3.4)	—	—	—	(3.4)
Other income (expense), net	1.4	(1.1)	—	—	0.3
Total other income (expense), net	(11.5)	(1.1)	—	—	(12.6)
Income (loss) from continuing operations before income taxes	(15.2)	2.1	2.1	—	(11.0)
Provision for income taxes from continuing operations	(14.9)	(1.1)	0.7	—	(15.3)
Income (loss) from continuing operations	(0.3)	3.2	1.4	—	4.3
Income (loss) from discontinued operations	78.1	(27.3)	—	—	50.8
Equity in net income (loss) of subsidiaries	(22.7)	1.4	—	21.3	—
Net income (loss)	$55.1	$(22.7)	$1.4	$21.3	$55.1
Comprehensive income (loss)	$55.2	$(22.7)	$1.5	$21.2	$55.2

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Nine Months Ended September 28, 2014 (Unaudited) (in millions)
	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$292.3	$7.2	$—	$299.5
Product sales	—	239.1	38.9	(6.6)	271.4
Total revenues	—	531.4	46.1	(6.6)	570.9
Cost of service revenues	—	224.1	5.6	—	229.7
Cost of product sales	—	184.5	29.0	(6.6)	206.9
Total costs	—	408.6	34.6	(6.6)	436.6
Gross profit	—	122.8	11.5	—	134.3
Selling, general and administrative expenses	11.9	101.7	7.4	—	121.0
Research and development expenses	—	12.6	1.0	—	13.6
Operating income (loss) from continuing operations	(11.9)	8.5	3.1	—	(0.3)
Other income (expense):
Interest income (expense), net	(30.5)	0.2	(0.2)	—	(30.5)
Loss on extinguishment of debt	(39.1)	—	—	—	(39.1)
Other income (expense), net	—	—	0.1	—	0.1
Total other income (expense), net	(69.6)	0.2	(0.1)	—	(69.5)
Income (loss) from continuing operations before income taxes	(81.5)	8.7	3.0	—	(69.8)
Provision for income taxes from continuing operations	0.6	1.7	0.8	—	3.1
Income (loss) from continuing operations	(82.1)	7.0	2.2	—	(72.9)
Income (loss) from discontinued operations	(11.4)	5.4	3.1	—	(2.9)
Equity in net income (loss) of subsidiaries	17.7	5.3	—	(23.0)	—
Net income (loss)	$(75.8)	$17.7	$5.3	$(23.0)	$(75.8)
Comprehensive income (loss)	$(76.0)	$17.7	$5.1	$(22.8)	$(76.0)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Nine Months Ended September 27, 2015 (Unaudited) (in millions)
	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$254.6	$8.9	$—	$263.5
Product sales	—	186.5	37.0	(7.4)	216.1
Total revenues	—	441.1	45.9	(7.4)	479.6
Cost of service revenues	—	192.0	6.5	—	198.5
Cost of product sales	—	140.7	28.2	(7.4)	161.5
Total costs	—	332.7	34.7	(7.4)	360.0
Gross profit	—	108.4	11.2	—	119.6
Selling, general and administrative expenses	9.5	98.0	6.4	—	113.9
Research and development expenses	—	11.3	0.4	—	11.7
Operating income (loss) from continuing operations	(9.5)	(0.9)	4.4	—	(6.0)
Other income (expense):
Interest income (expense), net	(27.1)	(0.2)	—	—	(27.3)
Loss on extinguishment of debt	(3.4)	—	—	—	(3.4)
Other income (expense), net	—	(3.3)	2.7	—	(0.6)
Total other income (expense), net	(30.5)	(3.5)	2.7	—	(31.3)
Income (loss) from continuing operations before income taxes	(40.0)	(4.4)	7.1	—	(37.3)
Provision (benefit) for income taxes from continuing operations	(14.5)	2.5	0.9	—	(11.1)
Income (loss) from continuing operations	(25.5)	(6.9)	6.2	—	(26.2)
Income (loss) from discontinued operations	71.3	(23.6)	2.3	—	50.0
Equity in net income (loss) of subsidiaries	(22.0)	8.5	—	13.5	—
Net income (loss)	$23.8	$(22.0)	$8.5	$13.5	$23.8
Comprehensive income (loss)	$24.0	$(22.0)	$8.7	$13.3	$24.0

Condensed Consolidating Statement of Cash Flows Nine Months Ended September 28, 2014 (Unaudited) (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(31.1)	$20.9	$(4.7)	$—	$(14.9)
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(2.6)	—	—	(2.6)
Investment in affiliated companies	—	(9.9)	—	9.9	—
Change in restricted cash	—	(0.1)	—	—	(0.1)
Capital expenditures	(0.6)	(7.0)	(0.8)	—	(8.4)
Net cash provided by (used in) investing activities from continuing operations	(0.6)	(19.6)	(0.8)	9.9	(11.1)
Financing activities:
Repayment of debt	—	—	(0.7)	—	(0.7)
Proceeds from the issuance of long-term debt	618.5	—	—	—	618.5
Extinguishment of long-term debt	(661.5)	—	—	—	(661.5)
Debt issuance costs	(8.5)	—	—	—	(8.5)
Credit agreement borrowings	41.0	—	—	—	41.0
Proceeds from the sale of employee stock purchase plan shares	3.9	—	—	—	3.9
Financing from affiliated companies	9.9	—	—	(9.9)	—
Other, net	(0.6)	—	—	—	(0.6)
Net cash provided by (used in) financing activities from continuing operations	2.7	—	(0.7)	(9.9)	(7.9)
Net cash flows of continuing operations	(29.0)	1.3	(6.2)	—	(33.9)
Net operating cash flows from discontinued operations	—	(2.7)	(0.4)	—	(3.1)
Net investing cash flows from discontinued operations	—	(0.8)	(0.2)	—	(1.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.1)	—	(0.1)
Net increase (decrease) in cash and cash equivalents	$(29.0)	$(2.2)	$(6.9)	$—	$(38.1)

Condensed Consolidating Statement of Cash Flows Nine Months Ended September 27, 2015 (Unaudited) (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$3.8	$(28.9)	$1.7	$—	$(23.4)
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	—	—	—
Investment in affiliated companies	(29.9)	—	—	29.9	—
Change in restricted cash	—	4.7	—	—	4.7
Proceeds from sale of assets	—	0.9	—	—	0.9
Capital expenditures	(0.5)	(7.1)	(0.5)	—	(8.1)
Net cash provided by (used in) investing activities from continuing operations	(30.4)	(1.5)	(0.5)	29.9	(2.5)
Financing activities:
Extinguishment of long-term debt	(175.0)	—	—	—	(175.0)
Repayment of debt	(41.0)	—	(0.7)	—	(41.7)
Proceeds from the sale of employee stock purchase plan shares	4.0	—	—	—	4.0
Financings from affiliated companies	—	29.9	—	(29.9)	—
Deferred acquisition payments	—	(0.7)	—	—	(0.7)
Other, net	(0.5)	—	—	—	(0.5)
Net cash provided by (used in) financing activities from continuing operations	(212.5)	29.2	(0.7)	(29.9)	(213.9)
Net cash flows of continuing operations	(239.1)	(1.2)	0.5	—	(239.8)
Net operating cash flows from discontinued operations	—	2.2	(0.3)	—	1.9
Net investing cash flows from discontinued operations	241.0	(0.4)	(0.3)	—	240.3
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.1)	—	(0.1)
Net increase (decrease) in cash and cash equivalents	$1.9	$0.6	$(0.2)	$—	$2.3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” relating to our future financial performance, the market for our services and our expansion plans and opportunities. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements reflect our current beliefs, expectations and projections, are based on assumptions, and are subject to known and unknown risks and uncertainties that could cause our actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of these factors are beyond our ability to control or predict. As a result, you should not place undue reliance on forward-looking statements. The most important risks and uncertainties that could cause our actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, but are not limited to: changes or cutbacks in spending or the appropriation of funding by the federal government, including the U.S. Department of Defense (the “DoD”), which could cause delays, cancellations or reductions of key government contracts; bid protests; changes in the scope or timing of our projects; the timing, rescheduling or cancellation of significant customer contracts and agreements, or consolidation by or the loss of key customers; risks of adverse regulatory action or litigation; risks associated with debt leverage; failure to successfully achieve our integration, cost reduction or divestiture strategies, including the impact of the sale of the Herley Entities and the repurchase of our outstanding 7% Notes with a portion of the proceeds from the sale; risks related to security breaches, cybersecurity attacks or other significant disruptions of our information systems; and competition in the marketplace, which could reduce revenues and profit margins, as well as the additional risks and uncertainties described in this Quarterly Report on Form 10-Q, in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 13, 2015, and in other reports that we have filed with the SEC. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except as required by law, we assume no responsibility for updating any forward-looking statements, whether as a result of new information, future events or otherwise.

All references to “us,” “we,” “our,” the “Company” and “Kratos” refer to Kratos Defense & Security Solutions, Inc., a Delaware corporation, and its wholly owned subsidiaries.

Overview

We are a specialized technology focused national security business providing mission critical products, solutions and services to domestic and international customers, with our principal customers being agencies of the U.S. Government. Our core capabilities are sophisticated design, engineering, manufacturing, technology development, system integration, and test and evaluation offerings for national security platforms and programs. Our principal products and solutions are related to and support Unmanned Systems, Satellite Communications, Cyber Security, Microwave Electronics, Ballistic Missile Defense, Hypersonics, Direct Energy, and Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance (“C5ISR”). We offer our customers differentiated products, solutions, services and expertise to support their mission critical needs by leveraging our skills across our customers' national security related requirements.

We design, engineer and manufacture specialized high performance unmanned aerial drones; vehicles and target systems; avionics; electronics and command and control systems for unmanned aerial, ground and seaborne systems; ballistic missile defense target systems; and hypersonic systems, and we provide products and solutions related to directed energy and electromagnetic railgun systems. We manufacture microwave electronic products, systems, subsystems and components, for intelligence, surveillance, and reconnaissance (“ISR”), electronic attack, electronic warfare, radar, missile and communications system platforms; we provide differentiated products, software and technology solutions for satellite communications, signal monitoring and signal intelligence; products and solutions related to cybersecurity and cyberwarfare; products and solutions for ballistic missile defense, missile, radar and combat systems, weapons systems trainers; weapons systems lifecycle support and sustainment; military weapon range operations and technical services; and public safety, critical infrastructure security and surveillance systems. We believe our stable customer base, strong customer relationships, intellectual property, specialized and differentiated products, broad array of contract vehicles, "designed in" positions on strategic national security platforms, large technically oriented employee base possessing specialized skills, security clearances, specialized manufacturing facilities and equipment, extensive list of past performance qualifications, and significant management and operational capabilities position us for success.

We were incorporated in the state of New York on December 19, 1994 and began operations in March 1995. We reincorporated in the state of Delaware in 1998. We completed our exit of the commercial wireless industry, began building a national security focused business and changed the Company's name to Kratos Defense & Security Solutions, Inc. in September 2007.

Industry Update

On November 2, 2015, President Obama signed the Bipartisan Budget Act of 2015, formalizing the terms of a two year budget agreement which raises the U.S. debt ceiling and lifts the sequestration spending caps by $80 billion.

Under the budget agreement, the total federal spending increase over the Budget Control Act of 2011 (the “BCA”) topline funding caps will be $50 billion in FY 2016 and $30 billion in FY 2017, with the amounts divided equally between defense and domestic priorities.

The overall discretionary budget will be $1.067 trillion in FY 2016 and $1.07 in FY 2017. The FY 2016 discretionary defense budget will be $548.1 billion, a $25 billion increase over the BCA topline funding Caps.

Under the Bipartisan Budget Act of 2015, the Obama Administration will receive $33 billion of the $38 billion national defense spending increase it has sought for in FY 2016. In summary the budget agreement:

•	extends the BCA out to 2025;

•	suspends the U.S. debt limit/ceiling until March 2017;

•	sets new spending caps for FY 2016 and FY 2017, increased by $80 billion, including $50 billion in FY 2016 and $30 billion in FY 2017, split evenly between defense and domestic priorities;

•	includes a FY 2016 DoD base budget of $548 billion; and

•	includes a FY 2016 overseas contingency operation budget of $59 billion.

Reportable Segments

The Company operates in three reportable segments. The Kratos Government Solutions (“KGS”) reportable segment is comprised of an aggregation of KGS operating segments, including our microwave electronic products, satellite communications, modular systems and rocket support operating segments. The Unmanned Systems (“US”) reportable segment consists of our unmanned aerial system and unmanned ground and seaborne system businesses operating segment. The Public Safety & Security (“PSS”) reportable segment provides independent integrated solutions for advanced homeland security, public safety, critical infrastructure, and security and surveillance systems for government and commercial applications. We organize our business segments based primarily on the nature of the products, solutions and services offered. Transactions between segments are negotiated and accounted for under terms and conditions similar to other government and commercial contracts, and these intercompany transactions are eliminated in consolidation. The condensed consolidated financial statements in this Quarterly Report are presented in a manner consistent with our operating structure. For additional information regarding our reportable segments, see Note 9 of the Notes to Condensed Consolidated Financial Statements. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets wherever possible.

Discontinued Operations

On August 21, 2015, the Company completed the sale of the U.S. and U.K. operations of its Electronic Products Division to Ultra Electronics Holdings plc (“Ultra”), a public limited company formed under the laws of England and Wales and traded on the London Stock Exchange, and Ultra Electronics Defense Inc. (the “Buyer”), a Delaware corporation ultimately owned by Ultra (the “Transaction”). Pursuant to the terms of that certain Stock Purchase Agreement dated May 31, 2015, by and among the Company, Ultra and the Buyer (the “Purchase Agreement”), the Company sold to the Buyer all of the issued and outstanding capital stock of its wholly owned subsidiary Herley Industries, Inc. (“Herley”) and certain of Herley’s subsidiaries, including Herley-CTI, Inc., EW Simulation Technology, Ltd. and Stapor Research, Inc. (collectively, the “Herley Entities”), for $260.0 million in cash plus up to $5.0 million for taxes incurred as part of the Transaction, less a $2.0 million escrow to satisfy any purchase price adjustments and subject to a working capital adjustment of approximately $8.3 million which is expected to be finalized in the fourth quarter of 2015. The Purchase Agreement also contains certain non-compete and indemnification provisions. Under the Purchase Agreement, the Company entered into an agreement to indemnify the Buyer for any pre-acquisition tax liabilities.  As a result of this arrangement, the Company recorded amounts that have historically been classified as unrecognized tax benefits into other long term liabilities. The Company also agreed to indemnify Ultra for pre-existing environmental conditions for a period of five years from the closing date and with a maximum indemnification payment of $34.0 million.  The Company does not believe payments will be required under the indemnification provision, and the assessment of the fair value is immaterial. Under the terms of the Purchase Agreement, a joint 338(h)(10) election has been made for income tax purposes, providing a “step up” in tax basis to Ultra. The Company incurred approximately $11.3 million in transaction-related costs, and expects to incur approximately $8.9 million in federal and state income taxes on the sale. The gain on sale of $80.3 million is subject to changes in the working capital adjustment and indemnification obligations. In accordance with ASC 360-10-45-9, Property, Plant, and Equipment (Topic 360) and ASC 205-20-45-3 Presentation of Financial Statements (Topic 205), the Herley Entities were reported in discontinued operations in the accompanying condensed consolidated financial statements for all periods presented.

Immediately prior to the closing of the transaction, the outstanding shares of the capital stock of (i) General Microwave Corporation, a New York corporation, and its direct and indirect wholly owned subsidiaries General Microwave Israel Corporation, a Delaware corporation, General Microwave Israel (1987) Ltd., an Israeli company, and Herley GMI Eyal Ltd., an Israeli company, (ii) MSI Acquisition Corp., a Delaware corporation and its wholly owned subsidiary Micro Systems, Inc., a Florida corporation, and (iii) Herley-RSS, Inc., a Delaware corporation, were distributed as a dividend by Herley to the Company and will continue their current operations as wholly owned subsidiaries of the Company.

Following the sale of the Herley Entities (see Note 2), the Company, on August 21, 2015, paid down the $41 million outstanding on the Company’s $110.0 million Credit Agreement and on September 22, 2015, repurchased $175.0 million of the Notes at par, in accordance with the Indenture, dated May 14, 2014 (the “Indenture”), among the Company, all of the Company's 100% owned domestic subsidiaries (the “Subsidiary Guarantors”) and Wilmington Trust, National Association, as Trustee and Collateral Agent.

Key Financial Statement Concepts

For a complete description of our business and a discussion of our critical accounting matters, please refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in the Form 10-K.

As of September 27, 2015, we consider the following factors to be important in understanding our financial statements.

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

The Company's September 27, 2015 condensed consolidated financial statements have been recast for all periods presented to reflect the disposition of the Herley Entities which are reported in discontinued operations. The Company's Comparison of Results and Liquidity and Capital Resources in its discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine month periods ended September 28, 2014 and September 27, 2015 also reflect the recast.

Comparison of Results for the Three Months Ended September 28, 2014 to the Three Months Ended September 27, 2015

Revenues.  Revenues by operating segment for the three months ended September 28, 2014 and September 27, 2015 are as follows (dollars in millions):

	September 28, 2014	September 27, 2015	$ change	% change
Kratos Government Solutions
Service revenues	$54.3	$54.3	$—	—%
Product sales	70.8	54.4	(16.4)	(23.2)%
Total Kratos Government Solutions	$125.1	$108.7	$(16.4)	(13.1)%
Public Safety & Security
Service revenues	$42.8	$33.1	$(9.7)	(22.7)%
Product sales	—	—	—	N/A
Total Public Safety & Security	$42.8	$33.1	$(9.7)	(22.7)%
Unmanned Systems Product sales	$22.9	$19.9	$(3.0)	(13.1)%
Total service revenues	$97.1	$87.4	$(9.7)	(10.0)%
Total product sales	93.7	74.3	(19.4)	(20.7)%
Total revenues	$190.8	$161.7	$(29.1)	(15.3)%

Revenues decreased $29.1 million from $190.8 million for the three months ended September 28, 2014 to $161.7 million for the three months ended September 27, 2015. The decrease in revenues was primarily due to the KGS product segment revenue decrease which was primarily impacted by the delay of anticipated awards for hardened critical infrastructure shelters in the Company's modular systems business which impacted revenues by approximately $11.3 million and to a lesser degree due to continued contraction in the Company's legacy government services revenues which includes reset work on legacy weapons systems, impacting revenues by approximately $3.5 million. In summary, delays in new orders and awards as a result of the challenging federal government and DoD funding environment have adversely impacted the timing of new contract awards, bookings and our revenues. The decline in our Public Safety & Security business of $9.7 million was due to the wind-down of certain security installation projects and due to the Company's change in strategic direction for the PSS business in the fourth quarter of 2014, whereby the Company will capture higher margin work and only selectively bid on larger security integration projects that traditionally generate lower margins. Revenues in our US segment were impacted by a reduction in shipments of certain of our aerial target products due primarily to delays in the timing of follow-on and new international contract awards.

Product sales decreased $19.4 million from $93.7 million for the three months ended September 28, 2014 to $74.3 million for the three months ended September 27, 2015, primarily as a result of the completion of several contracts and delays in new orders discussed above. As a percentage of total revenue, product sales were 49.1% for the three months ended September 28, 2014 as compared to 45.9% for the three months ended September 27, 2015. Service revenues decreased by $9.7 million from $97.1 million for the three months ended September 28, 2014 to $87.4 million for the three months ended September 27, 2015. The decrease was primarily related to the change in strategic direction and the completion of larger security installation projects in our PSS segment.

Cost of Revenues.  Cost of revenues decreased $27.1 million from $148.4 million for the three months ended September 28, 2014 to $121.3 million for the three months ended September 27, 2015. The decrease in cost of revenues was primarily a result of the revenue changes discussed above.

Gross margin increased from 22.2% for the three months ended September 28, 2014 to 25.0% for the three months ended September 27, 2015. Margins on services increased from the three months ended September 28, 2014 to September 27, 2015, from 20.0% to 25.2%, respectively, due primarily to a more favorable mix of revenues. Margins on products increased from the three months ended September 28, 2014 to September 27, 2015 from 24.5% to 24.8%, respectively, primarily due to the mix of products shipped. Margins in the KGS segment decreased from 25.5% for the three months ended September 28, 2014 to 24.6% for the three months ended September 27, 2015, primarily as a result of a less favorable mix of revenues. Margins in the US segment increased from 16.6% for the three months ended September 28, 2014 to 25.6% for the three months ended September 27, 2015, primarily due to increased contract costs on an international aerial target project which are reflected in the margin for the three months ended September 28, 2014 and due to a more favorable mix of products produced and shipped. Margins in the PSS segment increased from 15.7% for the three months ended September 28, 2014 to 26.0% for the three months ended September 27, 2015, due primarily to the completion of certain large lower margin projects as well as the impact of cost reduction actions that were taken in the quarter and due in part to the change in strategic focus to smaller, higher margin projects.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expense was $40.4 million for the three months ended September 28, 2014 and $34.9 million for the three months ended September 27, 2015. As a percentage of revenues, SG&A increased from 21.2% at September 28, 2014 to 21.6% at September 27, 2015 which is due to the decline in revenue discussed above. Excluding amortization of intangibles of $4.8 million for the three months ended September 28, 2014 and amortization of intangibles of $2.8 million for the three months ended September 27, 2015, SG&A increased as a percentage of revenues from 18.7% to 19.9%, or from $35.6 million to $32.1 million for the three months ended September 28, 2014 and September 27, 2015, respectively, primarily as a result of the decline in revenues discussed previously, as well as the impact of the public company corporate SG&A costs which are not allocable to the Herley Entities sold which have been classified as discontinued operations. In addition, due to contract award delays specifically in our unmanned and modular systems businesses, the reduced volumes have resulted in increased unabsorbed overhead costs.

Research and Development (“R&D”) Expenses.  R&D expenses were $4.9 million for the three months ended September 28, 2014 and $3.5 million for the three months ended September 27, 2015. As a percentage of revenues, R&D decreased from 2.6% of revenues in the three months ended September 28, 2014 to 2.2% for the three months ended September 27, 2015. R&D expenditures are primarily related to investments we are making in conjunction with our customers, with the objectives of the Company’s products being the new platform for or “designed in” to certain new long term program opportunities and the Company owning certain intellectual property rights for products that support these programs as well as technology upgrades and refresh activities that are necessary for the next generation of our existing product lines.

Unused Office Space and Other Restructuring Expenses. The expense of $0.1 million for the three months ended September 28, 2014 and $0.4 million for the three months ended September 27, 2015, was primarily due to employee termination costs related to personnel reduction actions taken during the third quarter of 2014 and 2015.

Other Expense, Net.  Other expense, net increased from $8.5 million to $12.6 million for the three months ended September 28, 2014 and September 27, 2015, respectively. The increase in expense of $4.1 million is primarily related to the $3.4 million loss on the extinguishment of the Company’s 7% Senior Secured Notes due 2019 (the “Notes”) which occurred due to the repurchase of $175.0 million of Notes in conjunction with the sale of the Herley Entities.

Provision (Benefit) for Income Taxes.  Income tax benefit for the three months ended September 28, 2014 and September 27, 2015 was $0.2 million and $15.3 million, respectively. For the three months ended September 28, 2014, the benefit was primarily a function of the estimated effective tax rate for the year. The estimated effective tax rate is driven by estimated foreign taxes, estimated federal and state taxes, permanent book/tax differences, tax amortization of intangible assets that have an indefinite life under GAAP and the projected income or loss for the year. For the three months ended September

27, 2015, the tax benefit of $15.3 million was due to the intra-period allocation rules in ASC Topic 740, Income Taxes. Intra-period tax allocation rules require the Company to allocate its provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as discontinued operations, the Company must allocate the tax provision to the other categories of earnings. A related tax benefit is then recorded in continuing operations.

 Income (Loss) from Discontinued Operations. Revenue from discontinued operations decreased from $27.3 million to $11.9 million for the three months ended September 28, 2014 and September 27, 2015, respectively. The reduction is primarily due to the sale of the Herley Entities which occurred on August 21, 2015, and therefore reflects the operating performance through the date of sale compared to a full quarter's operating results for the comparable prior year. The net income from discontinued operations of $0.4 million for the three months ended September 28, 2014 and net income from discontinued operations of $50.8 million for the three months ended September 27, 2015, which includes the gain on the sale of the Herley Entities of $80.3 million also reflects interest expense allocated to discontinued operations of $3.4 million and $2.3 million, respectively.

Due to the net book income in discontinued operations and the intra-period allocation rules, the Company recorded an income tax expense in discontinued operations of $26.2 million for the three months ended September 27, 2015.

Comparison of Results for the Nine Months Ended September 28, 2014 to the Nine Months Ended September 27, 2015

Revenues.  Revenues by operating segment for the nine months ended September 28, 2014 and September 27, 2015 are as follows (dollars in millions):

	September 28, 2014	September 27, 2015	$ change	% change
Kratos Government Solutions
Service revenues	$157.2	$157.4	$0.2	0.1%
Product sales	198.0	165.8	(32.2)	(16.3)%
Total Kratos Government Solutions	$355.2	$323.2	$(32.0)	(9.0)%
Public Safety & Security
Service revenues	$142.3	$106.1	$(36.2)	(25.4)%
Product sales	13.0	—	(13.0)	(100.0)%
Total Public Safety & Security	$155.3	$106.1	$(49.2)	(31.7)%
Unmanned Systems Product sales	$60.4	$50.3	$(10.1)	(16.7)%
Total service revenues	$299.5	$263.5	$(36.0)	(12.0)%
Total product sales	271.4	216.1	(55.3)	(20.4)%
Total revenues	$570.9	$479.6	$(91.3)	(16.0)%

Revenues decreased $91.3 million from $570.9 million for the nine months ended September 28, 2014 to $479.6 million for the nine months ended September 27, 2015. The decrease in revenues was primarily attributable to our Public Safety & Security business due in part to a one-time shipment of sophisticated communication equipment of $13.0 million that occurred in the second quarter of 2014, as well as due to the completion or wind-down of certain security installation projects and due to the Company's change in strategic direction in the fourth quarter of 2014 to capture higher margin work and only selectively bid on larger security integration projects that traditionally generate lower margins, resulting in aggregate reduced service revenues in the PSS segment of $36.2 million for the nine months ended September 27, 2015. In addition, for the nine months ended September 27, 2015, KGS segment revenue decreased by $32.0 million due primarily to reduced shipments of our specialized ground equipment products of $27.3 million, delays in orders and awards as a result of the challenging federal government and DoD funding environment, and continued reduction in our legacy government services business of $14.8 million, which includes reset work on legacy weapons systems, all of which adversely impacted the timing of new contract awards, bookings and our revenues, offset partially by growth in our simulation and training business and in technical government services where we support directed energy weapons and electromagnetic railgun efforts, which aggregated a net increase of $10.1 million. Revenues in our US segment were impacted by a $10.1 million reduction in shipments of certain of our aerial target products due primarily to delays in the timing of follow-on and new international contract awards.

Product sales decreased $55.3 million from $271.4 million for the nine months ended September 28, 2014 to $216.1 million for the nine months ended September 27, 2015, primarily as a result of the decline in product shipments due to the factors discussed above in our KGS, PSS and US segments. As a percentage of total revenue, product sales were 47.5% for the nine months ended September 28, 2014 as compared to 45.1% for the nine months ended September 27, 2015. Service revenues decreased by $36.0 million from $299.5 million for the nine months ended September 28, 2014 to $263.5 million for the nine months ended September 27, 2015. The decrease was primarily related to the change in strategic direction and the completion of larger security installation projects in our PSS segment as well as the continued reduction in our legacy government services business as discussed above.

Cost of Revenues.  Cost of revenues decreased $76.6 million from $436.6 million for the nine months ended September 28, 2014 to $360.0 million for the nine months ended September 27, 2015. The decrease in cost of revenues was primarily a result of the revenue changes discussed above.

Gross margin increased from 23.5% for the nine months ended September 28, 2014 to 24.9% for the nine months ended September 27, 2015. Margins on services increased from the nine months ended September 28, 2014 to September 27, 2015, from 23.3% to 24.7%, respectively, due primarily to a more favorable mix of revenues. Margins on products increased from the nine months ended September 28, 2014 to September 27, 2015 from 23.8% to 25.3%, respectively, primarily due to the mix of products shipped. Margins in the KGS segment increased from 24.9% for the nine months ended September 28, 2014 to 25.1% for the nine months ended September 27, 2015, primarily as a result of a more favorable mix of revenues. Margins in the US segment decreased from 22.0% for the nine months ended September 28, 2014 to 21.7% for the nine months ended September 27, 2015, primarily due to a less favorable mix of products produced and shipped and due to increased contract costs recorded on certain international aerial target projects in the nine months ended September 27, 2015. Margins in the PSS segment increased from 21.0% for the nine months ended September 28, 2014 to 25.9% for the nine months ended September 27, 2015 due primarily to a more favorable mix of revenues and the completion of certain lower margin projects, as well as the impact of cost reduction actions that were taken in the first three quarters of 2015.

SG&A Expenses.  SG&A expenses decreased $6.7 million from $119.3 million for the nine months ended September 28, 2014 to $112.6 million for the nine months ended September 27, 2015, primarily as a result of a $4.3 million reduction of amortization of intangibles as certain intangible assets become fully amortized, as well as our cost reduction actions. As a percentage of revenues, SG&A increased from 20.9% at September 28, 2014 to 23.5% at September 27, 2015 due primarily to a decline in revenue discussed above. Excluding amortization of intangibles of $14.4 million for the nine months ended September 28, 2014 and amortization of intangibles of $10.1 million for the nine months ended September 27, 2015, SG&A increased as a percentage of revenues from 18.4% to 21.4%, or from $104.9 million to $102.5 million for the nine months ended September 28, 2014 and September 27, 2015, respectively, due primarily to the decline in revenues discussed previously, as well as the impact of the public company corporate SG&A costs which are not allocable to the Herley Entities which have been classified as discontinued operations. In addition, due to contract award delays specifically in our unmanned and modular systems businesses, the reduced volumes have resulted in increased unabsorbed overhead costs.

R&D Expenses.  R&D expenses were $13.6 million for the nine months ended September 28, 2014 and $11.7 million for the nine months ended September 27, 2015. As a percentage of revenues, R&D was 2.4% of revenues for the nine months ended September 28, 2014 and for the nine months ended September 27, 2015. R&D expenditures are primarily related to investments we are making in conjunction with our customers, with the objectives of the Company’s products being the new platform for or “designed in” to certain new long term program opportunities and the Company owning certain intellectual property rights for products that support these programs as well as technology upgrades and refresh activities that are necessary for the next generation of our existing product lines.

Unused Office Space and Other Restructuring Expenses. The expense of $1.7 million for the nine months ended September 28, 2014 was primarily due to an estimated excess facility accrual of office space at our Sacramento, California administrative facilities, and employee termination costs related to personnel reduction actions taken during the nine-month period ended September 28, 2014. The expense of $1.3 million for the nine months ended September 27, 2015 was primarily due to employee termination costs related to personnel reduction actions taken during the first three quarters of 2015.

Other Expense, Net.  Other expense, net decreased from $69.5 million to $31.3 million for the nine months ended September 28, 2014 and September 27, 2015, respectively. The decrease in expense of $38.2 million is primarily related to the $39.1 million loss on the extinguishment of the Company’s 10% Senior Secured Notes due 2017 (the “10% Notes”) in the second quarter of 2014 and a reduction in interest expense as a result of the refinancing of our 10% Notes with our Notes.

 Provision (Benefit) for Income Taxes.  Income tax expense (benefit) for the nine months ended September 28, 2014 and September 27, 2015 was an expense of $3.1 million and a benefit of $11.1 million, respectively. For the nine months ended

September 28, 2014, the expense was primarily a function of the estimated effective tax rate for the year. The estimated effective tax rate is driven by estimated foreign taxes, estimated federal and state taxes, permanent book/tax differences, tax amortization of intangible assets that have an indefinite life under GAAP and the projected income or loss for the year. For the nine months ended September 27, 2015, the tax benefit of $11.1 million was due to the intra-period allocation rules in ASC 740.
 Income (Loss) from Discontinued Operations.  Revenue from discontinued operations decreased from $78.7 million to $59.7 million for the nine months ended September 28, 2014 and September 27, 2015, respectively. The reduction is primarily due to the sale of the Herley Entities which occurred on August 21, 2015, and therefore reflects the operating performance through the date of sale compared to a full nine months operating results for the comparable prior year. The net loss from discontinued operations was $2.9 million for the nine months ended September 27, 2014 and net income was $50.0 million for the nine months ended September 27, 2015 which includes the gain on sale of the Herley Entities of $80.3 million. The loss and income for the two nine month periods also reflects interest expense allocated to discontinued operations of $11.6 million and $9.1 million for the nine months ended September 28, 2014 and September 27, 2015, respectively.

Due to the net book income in discontinued operations and the intra-period allocation rules, the Company recorded an income tax expense in discontinued operations of $25.0 million for the nine months ended September 27, 2015.

Backlog

At September 28, 2014 and September 27, 2015, our backlog was approximately $922.3 million and $960.7 million of which $459.3 million was funded in 2014 and $551.5 million was funded in 2015. Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Our funded backlog does not include the full potential value of our contracts because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly or quarterly basis even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriation and the procuring agency allocates funding to the contract.

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

Liquidity and Capital Resources

As of September 27, 2015, we had cash and cash equivalents of $35.8 million compared with cash and cash equivalents of $33.5 million as of December 28, 2014, which includes $10.1 million and $10.3 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds; however, earnings of these foreign subsidiaries are considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. they could be repatriated, and their repatriation into the U.S. may cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional U.S. income taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated. We do not currently intend to repatriate these earnings.

Our total debt, including capital lease obligations, principal due on our Notes, and other term debt decreased from $664.1 million at December 28, 2014 to $449.5 million at September 27, 2015, due to the repurchase of $175.0 of Notes and the repayment of $41.0 million on that certain Credit and Security Agreement, dated May 14, 2014 (the “Credit Agreement”), by and among the Company, the lenders from time to time party thereto, SunTrust Bank, as Agent (the “Agent”), PNC Bank, National Association, as Joint Lead Arranger and Documentation Agent, and SunTrust Robinson Humphrey, Inc., as Joint Lead Arranger and Sole Book Runner.

Our operating cash flow is used to finance trade accounts receivable, inventory, capital expenditures, support ongoing operations, fund investments for new products and offerings, service our debt and make strategic acquisitions. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our Days Sales Outstanding (“DSOs”) have increased from 104 days at December 28, 2014 to 110 days as of September 27, 2015, primarily as a result of certain contractual milestones that have not yet been attained, such as equipment shipments and deliveries on certain defense products, and for certain flight requirements that must be fulfilled on certain aerial target programs, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time. The challenging DoD budgetary environment described above, which has in certain instances caused delays in obtaining funding necessary to proceed with payments, has impacted our DSOs as well.

A summary of our net cash used in operating activities from continuing operations, investing activities, and financing activities and our cash flows from discontinued operations from our condensed consolidated statements of cash flows is as follows (in millions):

	Nine Months Ended
	September 28, 2014	September 27, 2015
Net cash used in operating activities from continuing operations	$(14.9)	$(23.4)
Net cash used in investing activities	(11.1)	(2.5)
Net cash used in financing activities from continuing operations	(7.9)	(213.9)
Net operating cash flows used in discontinued operations	(3.1)	1.9
Net investing cash flows provided by discontinued operations	(1.0)	240.3

Net cash used in operating activities from continuing operations for the nine months ended September 28, 2014 and September 27, 2015 was negatively impacted by reduced operating income and changes in working capital accounts.

 Net cash used in investing activities for the nine months ended September 28, 2014 is comprised of capital expenditures, which consist primarily of investment in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business.  Net cash used in investing activities for the nine months ended September 27, 2015 is also primarily driven by capital expenditures, offset by a reduction in our restricted cash balances.

Net cash used in financing activities from continuing operations for the nine months ended September 28, 2014 was due to the refinancing of our 10% Notes due in 2017 with Notes due 2019. We utilized the net proceeds from the 7% Notes of $618.5 million, and a $41.0 million draw on our Credit Agreement to retire the 10% Notes for $661.5 million. Net cash flows used in financing activities from continuing operations for the nine months ended September 27, 2015 was primarily due to the repurchase of $175.0 million of our 7% Notes and the repayment of $41.0 million outstanding on our Credit Agreement.

The operating cash flow from discontinued operations for the nine month periods ended September 28, 2014 and September 27, 2015 is substantially related to Herley Industries, Inc. and certain of Herley’s subsidiaries, which have been reported in discontinued operations. The investing cash flow from discontinued operations for the nine months ended September 27, 2015 reflects cash provided of $240.3 million which is related to the sale of the Herley Entities.

Contractual Obligations and Commitments

Issuance of 7% Senior Secured Notes due 2019

On May 14, 2014, the Company completed an offering of $625.0 million aggregate principal amount of Notes. The proceeds from the offering, as well as borrowings of $41.0 million from our new credit facility and cash from operations, were used to refinance the Company’s existing 10% Notes and to pay all fees and expenses related thereto. The loss on the extinguishment of the 10% Notes was $39.1 million.

The Company pays interest on the Notes semi-annually, in arrears, on May 15 and November 15 of each year. The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of September 27, 2015, the Company was in compliance with the covenants contained in the Indenture governing the Notes.

On or after May 15, 2016, the Company may redeem some or all of the Notes at 105.25% of the aggregate principal amount of such notes through May 15, 2017, 102.625% of the aggregate principal amount of such notes through May 15, 2018 and 100% of the aggregate principal amount of such notes thereafter, plus accrued and unpaid interest to the date of redemption. In addition, we may redeem up to 35% of the Notes at 107% of the aggregate principle amount of such notes, plus accrued and unpaid interest to the date of redemption before May 15, 2016 with the net proceeds of certain equity offerings. We may also redeem some or all of the Notes before May 15, 2016 at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, plus a “make whole” premium. In addition, at one time prior to May 15, 2016, we may redeem up to 10% of the original aggregate principal amount of the Notes issued under the Indenture at a redemption price of 103% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption.

On October 16, 2014, the Company exchanged the outstanding Notes for an equal amount of new Notes that have been registered under the Act. The terms of the Notes issued in the exchange offer are identical in all material respects to the terms of the Notes, except the Notes issued in the exchange offer have been registered under the Act.

The terms of the Indenture requires that the net cash proceeds from asset dispositions be either utilized to (i) repay or prepay amounts outstanding under the Company’s Credit Agreement unless such amounts are reinvested in similar collateral, (ii) make an investment in assets that replace the collateral of the Notes or (iii) a combination of both (i) and (ii). To the extent there are any remaining net proceeds from the asset disposition after application of (i) and (ii), such amounts are required to be utilized to repurchase Notes at par after 360 days following the asset disposition.

Following the sale of the Company's U.S. and U.K. Electronic Products Division (see Note 2 of the Notes to the Condensed Consolidated Financial Statements), the Company, on September 22, 2015, repurchased $175.0 million of the Notes at par, in accordance with the Indenture and on August 21, 2015 paid down the $41.0 million outstanding on the Company’s $110.0 million Credit Agreement.

The total reacquisition price of the Notes was $178.4 million including the write off of $1.8 million of unamortized issue costs, $1.4 million of unamortized discount, along with $0.2 million of legal fees, which resulted in a loss on extinguishment of $3.4 million.

To the extent there are any unapplied net proceeds from the asset disposition 360 days following the sale, such amounts are required to be utilized to repurchase Notes at par at that time. At September 27, 2015, the Company has approximately $10.0 to $12.0 million of estimated remaining net proceeds that it intends to invest in replacement collateral under the Indenture within the 360 days following the asset disposition.

Other Indebtedness

$110.0 Million Credit Facility

On May 14, 2014, the Company replaced the credit facility with KeyBank National Association and entered into the Credit Agreement.  The Credit Agreement establishes a five-year senior secured revolving credit facility in the maximum amount of $110.0 million (subject to a potential increase of the maximum principal amount to $135.0 million, subject to the Agent's and applicable lenders’ approval as described therein), consisting of a subline for letters of credit in the amount not to exceed $50.0 million, as well as a swingline loan in an aggregate principal amount at any time outstanding not to exceed $10.0 million. The Credit Agreement is secured by a lien on substantially all of the Company's assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The Credit Agreement has a first priority lien on accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property). On all other assets, the Credit Agreement has a second priority lien junior to the lien securing the Notes.

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

On May 31, 2015, the Company entered into a third amendment (the “Third Amendment”) to the Credit Agreement. Under the terms of the Third Amendment, the definitions of certain terms of the Credit Agreement were modified, the disposition of the Herley Entities was approved by the lenders, a minimum $175.0 million repurchase of the Notes by the Company was required, and the payment in full of the outstanding balance of the Credit Agreement was required. Additionally, the measurement of the fixed charge coverage ratio of 1.15:1 was modified as follows: (i) the fixed charge coverage ratio will not be measured as of the quarterly reporting period ending on or about June 30, 2015, or as of the end of any quarterly reporting period ending after June 30, 2015, if on such date (a) there are no outstanding revolving loans or swingline loans and (b) the aggregate amount outstanding under letters of credit is less than or equal to $17.0 million, and (ii) as to any subsequent quarterly reporting period ending after June 30, 2015, and not covered by (i) above, a fixed charge coverage ratio of at least 1.05:1 will be applied if the percentage of (a) outstanding revolving loans plus the sum of the outstanding swingline loans and outstanding letters of credit that are in excess of $17.0 million, to (b) the revolving credit commitment, minus the Herley Disposition Proceeds Reinvestment Reserve, as defined below, is greater than 0.00% but less than 15.00% or a fixed charge coverage ratio of 1.10:1 will be applied if the aforementioned percentage is equal to or greater than 15.00% but less than 25.00%. In all other instances, the fixed charge coverage ratio remains at 1.15:1. For purposes of computing the fixed charge coverage ratio, consolidated interest expense in connection with the repurchase of Notes with proceeds from the sale of the Herley Entities shall be deemed to have occurred on the first day of the most recently completed four quarterly reporting period.

The terms of the Third Amendment also included the establishment of a reserve (the “Herley Disposition Proceeds Reinvestment Reserve”), that will reduce the maximum $110.0 million total borrowing base on the credit facility. With the sale of the Herley Entities, this reserve will be based upon the collateral carrying value under the Credit Agreement of the Herley Entities disposed. The reserve and therefore the maximum borrowing base will be adjusted monthly for the subsequent cumulative reinvestment in similar collateral assets over a period not to exceed 360 days from the sale of the Herley Entities. As of September 27, 2015, the reserve on the maximum borrowings, adjusted for cumulative reinvestment in similar collateral assets since the sale of the Herley Entities was $37.9 million. To the extent that reinvestment occurs in similar collateral assets, the borrowing base will be reinstated accordingly up to a maximum of $110.0 million.

On August 19, 2015, the Company entered into a fourth amendment (the “Fourth Amendment”) to the Credit Agreement. Among other things, the Fourth Amendment provides for a modification of the Third Amendment as it relates to when the minimum fixed charge coverage ratio will be measured based upon the Company’s outstanding borrowings. Outstanding borrowings for purposes of computing the applicable minimum fixed charge coverage ratio exclude any letter of credit exposure outstanding of $17.0 million plus the amount of letters of credit outstanding for the divested Herley Entities for which a cash deposit has been placed in escrow by the Buyer to cover the amount of such outstanding letters of credit, should the letters of credit be pulled.

As of September 27, 2015, there were no borrowings outstanding on the Credit Agreement and $8.5 million outstanding on letters of credit, resulting in net borrowing base availability of $62.4 million, resulting in a reduced maximum facility of $72.1 million. As discussed above, the net borrowing base has been reduced by the collateral sold associated with the Herley Entities. The Company expects to make investments in assets that will replace the collateral which will reinstate the borrowing base to the full $110.0 million.

The Credit Agreement and amendments contain certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, and investments, and limits on other various payments, as well as a financial covenant relating to a specified minimum fixed charge coverage ratios of 1.05:1 to 1.15:1. The Company was in compliance with the financial covenants as of September 27, 2015.

Upon the sale of the Herley Entities, the Company paid down the $41.0 million outstanding borrowings under the Credit Agreement.

Debt Acquired in Acquisition

 The Company has a 10-year term loan with a bank in Israel entered into on September 16, 2008 in connection with the acquisition of one of its 100% owned subsidiaries. The balance as of September 27, 2015 was $3.0 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants, including a minimum net equity covenant as defined in the loan agreement. The Company was in compliance with all covenants, including the minimum net equity covenant, as of September 27, 2015.

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

Critical Accounting Principles and Estimates

The foregoing discussion of our financial condition and results of operations is based on the condensed consolidated financial statements included in this Form 10-Q. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and the related disclosures of contingencies. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

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

Our cash and cash equivalents as of September 27, 2015 were $35.8 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on our net loss for the nine months ended September 27, 2015.

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 27, 2015.

Changes in Internal Control Over Financial Reporting

We operate under the COSO (Committee of Sponsoring Organizations) 2013 Framework. There was no change in our internal control over financial reporting during the three months ended September 27, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 11 of the Notes to the Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.

Item 1A.  Risk Factors.

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, which we filed with the SEC on March 13, 2015, and other reports that we have filed with the SEC. Any of the risks discussed in such reports, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company's equity securities during the three month period ended September 27, 2015 that were not previously disclosed in a Current Report on Form 8-K.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
2.1#	Agreement and Plan of Merger, dated February 7, 2011, by and among Kratos Defense & Security Solutions, Inc., Lanza Acquisition, Co. and Herley Industries, Inc. (incorporated by reference to Annex A to the Prospectus Supplement dated February 8, 2011, pursuant to the Registration Statement on Form S-3 of Kratos Defense & Security Solutions, Inc.).	424	02/08/2011(333-161340)	n/a
2.2#†	Stock Purchase Agreement, dated May 31, 2015, among Kratos Defense & Security Solutions, Inc., Herley Industries, Inc., Ultra Electronics Defense Inc. and Ultra Electronics Holdings plc.	10-Q	08/06/2015(001-34460)	2.4
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	11/13/2001(0-27231)	4.1
3.2	Certificate of Ownership and Merger of Kratos Defense & Security Solutions, Inc. into Wireless Facilities, Inc.	8-K	9/14/2007(0-27231)	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	11/3/2009(0-27231)	3.1
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock.	10-Q	11/13/2001(0-27231)	4.2
3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (included as Exhibit A to the Preferred Stock Purchase Agreement dated as of May 16, 2002 among the Company, Meritech Capital Partners II L.P., Meritech Capital Affiliates II L.P., MCB Entrepreneur Partners II L.P., Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, Limited Partnership, Oak Investment Partners IX, L.P., Oak Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., and the KLS Trust dated July 14, 1999).	8-K/A	6/5/2002(000-27231)	4.1
3.6	Certificate of Designation of the Series C Preferred Stock.	8-K	12/17/2004(0-27231)	3.1
3.7	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc.	8-K	3/15/2011(0-27231)	3.1
3.8	Amendment to the Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc.	10-Q	11/07/2014(001-34460)	3.8
4.1	Specimen Stock Certificate.	S-1	08/18/1999(333-85515)	4.2
4.2	Indenture, dated as of May 14, 2014, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent (including the Form of 7.00% Senior Secured Notes due 2019).	8-K	05/15/2014(001-34460)	4.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
4.3	Registration Rights Agreement, dated as of May 14, 2014, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors party thereto, and SunTrust Robinson Humphrey, Inc., as Representative of the Initial Purchasers.	8-K	5/15/2014(001-34460)	10.1
10.1	Fourth Amendment to Credit and Security Agreement, dated August 20, 2015, among Kratos Defense & Security Solutions, Inc., as Borrower, each of the Credit Parties and Required Lenders party thereto and SunTrust Bank as Agent.	8-K	08/24/2015(001-34460)	10.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.				*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.				*
101
Financial statements from the Quarterly Report on Form 10-Q of Kratos Defense & Security Solutions, Inc. for the quarter ended September 27, 2015 formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Notes to the Condensed Consolidated Financial Statements.
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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ RICHARD DUCKWORTH
Richard Duckworth
Vice President and Corporate Controller
(Principal Accounting Officer)
Date:	November 5, 2015