Form 10-K
period 2015-12-27
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2016-03-11
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 27, 2015
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
Commission file number 001-34460
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-3818604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates as of June 28, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $302.5 million, based on the closing sale price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on such date. This disclosure excludes shares of common stock held by executive officers, directors and stockholders whose individual ownership exceeds 10% of the common stock outstanding on June 28, 2015 because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of March 4, 2016, 59,583,344 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference
Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K incorporate information by reference from the registrant’s definitive proxy statement filed pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders or an amendment to this annual report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report on Form 10-K.

2

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
 FORM 10-K
 FOR THE FISCAL YEAR ENDED DECEMBER 27, 2015

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

PART I.

Item 1. Business.

Overview

Kratos is a mid-tier government contractor at the forefront of the U.S. Department of Defense’s (the “DoD”) Third Offset Strategy. Kratos is a leading technology, intellectual property and proprietary product and solution company focused on the U.S. and its allies’ national security. Kratos’ primary focus areas are unmanned systems, satellite communications, microwave electronics, cyber security/warfare, missile defense and combat systems. We believe that our technology, intellectual property, proprietary products and designed in positions on our customers’ platforms and systems is a competitive advantage and high barrier to entry into our markets. Our work force is primarily technically oriented and highly skilled with a significant number holding national security clearances. Our entire organization is focused on executing our strategy of becoming the leading technology and intellectual property based company in our industry.

Industry Update

Faced with significant budget pressures, in recent years the U.S. Government has implemented reductions in government spending, including reductions in appropriations for the DoD and other federal agencies, pursuant to the Budget Control Act of 2011 (“BCA”), as amended by the American Taxpayer Relief Act of 2012 and the Bipartisan Budget Act of 2013. Pursuant to the terms of the BCA, a sequestration went into effect in March 2013 resulting in a 7.8% reduction to the DoD budget for fiscal year (the period running from October 1st to September 30th, a “FY”) 2013 to $495.5 billion, excluding funding for military personnel. The DoD budget was approximately $496.0 billion in FY 2014 and remains at a similar level in FY 2015. The DoD base budget excludes funding for overseas contingency operations, such as those in Afghanistan, Iraq and Syria, which are appropriated separately and are not currently subject to the BCA.
On November 2, 2015, President Obama signed the Bipartisan Budget Act of 2015, formalizing the terms of a two-year budget agreement which raises the U.S. debt ceiling and lifts the sequestration spending caps by $80.0 billion. Under the budget agreement, the total federal spending increase over the BCA topline funding caps will be $50.0 billion in FY 2016 and $30.0 billion in FY 2017, with the amounts divided equally between defense and domestic priorities. The overall discretionary budget will be $1.067 trillion in FY 2016 and $1.07 trillion in FY 2017. The FY 2016 discretionary defense budget will be $548.1 billion, a $25.0 billion increase over the BCA topline funding caps.

Under the Bipartisan Budget Act of 2015, the Obama Administration will receive $33.0 billion of the $38.0 billion national defense spending increase it sought in FY 2016. In summary the budget agreement:

•	extends the BCA out to 2025;

•	suspends the U.S. debt limit/ceiling until March 2017;

•	increased spending caps for FY 2016 and FY 2017 by $80.0 billion, including $50.0 billion in FY 2016 and $30.0 billion in FY 2017, split evenly between defense and domestic priorities; and

•	includes a FY 2016 DoD base budget of $548.0 billion; and includes a FY 2016 overseas contingency operation budget of $59.0 billion.

Current Reporting Segments

The Company operates in three reportable segments. The Kratos Government Solutions (“KGS”) reportable segment is comprised of an aggregation of KGS operating segments, including our microwave electronic products, satellite communications, modular systems and rocket support operating segments. The Unmanned Systems (“US”) reportable segment consists of our unmanned aerial system and unmanned ground and seaborne system businesses. The Public Safety & Security (“PSS”) reportable segment provides independent integrated solutions for advanced homeland security, public safety, critical infrastructure, and security and surveillance systems for government and commercial applications. We organize our business segments based primarily on the nature of the products, solutions and services offered. Transactions between segments are negotiated and accounted for under terms and conditions similar to other government and commercial contracts, and these intercompany transactions are eliminated in consolidation. For additional information regarding our reportable segments, see Note 13 of the Notes to Consolidated Financial Statements. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets wherever possible.

Discontinued Operations

On August 21, 2015, the Company completed the sale of the U.S. and U.K. operations of its Electronic Products Division to Ultra Electronics Holdings plc (“Ultra”), a public limited company formed under the laws of England and Wales and traded on the London Stock Exchange, and Ultra Electronics Defense Inc. (the “Buyer”), a Delaware corporation ultimately owned by Ultra (the “Transaction”). Pursuant to the terms of that certain Stock Purchase Agreement dated May 31, 2015, by and among the Company, Ultra and the Buyer (the “Purchase Agreement”), the Company sold to the Buyer all of the issued and outstanding capital stock of its wholly owned subsidiary Herley Industries, Inc. (“Herley”) and certain of Herley’s subsidiaries, including Herley-CTI, Inc., EW Simulation Technology, Ltd. and Stapor Research, Inc. (collectively, the “Herley Entities”), for $260.0 million in cash plus $5.0 million for taxes incurred as part of the Transaction, less a $2.0 million escrow to satisfy any purchase price adjustments, and an estimated working capital adjustment of $8.3 million. The Purchase Agreement also contains certain non-compete and indemnification provisions. Under the Purchase Agreement, the Company entered into an agreement to indemnify the Buyer for any pre-acquisition tax liabilities.  As a result of this arrangement, the Company recorded amounts that have historically been classified as unrecognized tax benefits into other long term liabilities.  The Company also agreed to indemnify Ultra for pre-existing environmental conditions for a period of five years from the closing date and with a maximum indemnification payment of $34.0 million. The Company does not believe payments will be required under the indemnification provision, and the assessment of the fair value is immaterial. Under the terms of the Purchase Agreement, a joint 338(h)(10) election has been made for income tax purposes, providing a “step up” in tax basis to Ultra. The Company incurred approximately $11.5 million in transaction-related costs. The gain on sale of $80.8 million is subject to changes in the indemnification obligations. In accordance with ASC 360-10-45-9, Property, Plant, and Equipment (Topic 360) and ASC 205-20-45-3 Presentation of Financial Statements (Topic 205), the Herley Entities were reported in discontinued operations in the accompanying Consolidated Financial Statements for all periods presented. For additional information regarding discontinued operations, see Note 8 of the Notes to Consolidated Financial Statements.

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

In November 2015, the Company and Ultra settled the working capital adjustment at $8.1 million, and the net cash position at closing, resulting in a net payment to the Company of $2.7 million. This represents the payment from escrow to the Company of $2.0 million, as well as the payment from Ultra of $0.7 million, reflecting the difference in the estimated working capital and actual working capital and the net cash position at the close of the Transaction. In December 2015, the Company submitted to Ultra for reimbursement the maximum $5.0 million for taxes incurred as part of the Transaction, which was reimbursed in January 2016.

Following the sale of the Herley Entities, the Company, on August 21, 2015, paid down the $41.0 million outstanding on the Company’s $110.0 million Credit and Security Agreement, dated May 14, 2014 (the “Credit Agreement”), by and among the Company, the lenders from time to time party thereto, SunTrust Bank, as Agent (the “Agent”), PNC Bank, National Association, as Joint Lead Arranger and Documentation Agent, and SunTrust Robinson Humphrey, Inc., as Joint Lead Arranger and Sole Book Runner, and on September 22, 2015, repurchased $175.0 million of the $625.0 million of 7.00% Senior Secured Notes due in 2019 at par, in accordance with the Indenture, dated May 14, 2014 (the “Indenture”), among the Company, all of the Company’s 100% owned domestic subsidiaries (the “Subsidiary Guarantors”) and Wilmington Trust, National Association, as Trustee and Collateral Agent.

Competitive Strengths
Kratos’ primary competitive strengths are our intellectual property, proprietary products, customer relationships and the designed in position of our technology and products into our customers’ platforms and systems.
Highly Specialized Experience. Kratos and our work force have years of experience working on and with the U.S. and its allies’ national security platforms and systems.
We believe that Kratos is one of the industry leaders in our core business areas including, unmanned systems, satellite communications, microwave products, missile systems and radars, missile defense, directed energy weapons, cyber security and warfare, and training systems.
Kratos’ work force of approximately 2,900 employees have specialized national security related experience with the majority performing their duties at customer locations, secure manufacturing facilities or critical infrastructure sites.
Specialized national security focus aligned with mission-critical national security priorities. Continued concerns related to the threats posed by certain foreign nations and terrorists have caused the U.S. Government to identify national security as an area of functional and spending priority. Budget pressures, particularly related to DoD spending, have placed a premium on developing and fielding low-cost, high-technology solutions to assist in national security missions. Our primary capabilities and areas of focus, listed below, are strongly aligned with the objectives of the U.S. Government:

•	Unmanned systems

•	Satellite communications and radio frequency detection

•	Electronic warfare, attack, missile, and radar systems

•	Intelligence, surveillance and reconnaissance

•	Ballistic missile defense

•	Command, control and combat systems

•	Cybersecurity and information assurance

•	Specialized training systems

Diverse base of key contracts with low concentration. Many of our contracts are single-award and or sole source in nature, where Kratos is the only awardee by the customer. In many cases, our ability to obtain single award, sole source contracts is due to our intellectual property, proprietary products, past performance qualifications and relative experience. We have a highly diverse base of contracts with no contract representing more than 5% of 2015 revenue. Our fixed-price contracts, the vast majority of which are production contracts, represent approximately 80% of our 2015 revenue. Our cost-plus-fee contracts and time and materials contracts represent approximately 14% and 6%, respectively, of our 2015 revenue. We believe our diverse base of key contracts and low reliance on any one contract provides us with a stable, balanced revenue stream.
In-depth understanding of customer missions. We have a reputation for successfully providing mission-critical products, solutions and services to our customers. Our long-term relationships with the U.S. Air Force, U.S. Army, U.S. Navy and other national security related customers and agencies enable us to develop an in-depth understanding of their missions and technical requirements. In addition, the majority of our employees are located at our customer locations, at secure manufacturing facilities or at critical infrastructure locations, all of which provides Kratos with valuable strategic insight into our customers’ ongoing missions and future program requirements. This understanding of our customers’ missions, requirements and needs, in conjunction with the strategic location of our employees, enables us to offer technical solutions tailored to our customers’ specific requirements and evolving mission objectives. In addition, once we are on-site with a customer, we have historically been successful in winning new and recompete business.
Significant cash flow visibility driven by stable backlog. As of December 27, 2015, our total backlog (see Backlog below) was approximately $0.9 billion, of which approximately $528.7 million was funded backlog. The majority of our sales are from orders issued under long-term contracts, typically three to five years in duration. Our contract backlog provides visibility into stable future revenue and cash flow over a diverse set of contracts.

Highly skilled employees and an experienced management team. We deliver our services through a skilled and primarily technically oriented workforce of approximately 2,900 employees. Our senior managers have significant experience with U.S. Government agencies, the U.S. military and U.S. Government contractors. Many of our employees hold national security clearances. Members of our management team have experience growing businesses both organically and through acquisitions. We believe that the cumulative experience and differentiated expertise of our personnel in our core focus areas, coupled with our sizable employee base, allow us to qualify for and bid on larger projects in a prime contracting role.
Our Strategy
Our strategy is to continue to grow our business as a proprietary product and intellectual property focused national security company, focused on Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance (“C5ISR”), providing highly differentiated technology, products, solutions and services in our core areas of focus. We execute our strategy by delivering comprehensive, leading technology products, high-end engineering services, technical solutions, product manufacturing, and engineering solutions to U.S. Government agencies. To achieve our objective, we intend to primarily focus on internal growth by selectively investing in strategic growth areas, curtailing such investments when deemed appropriate, and eliminating unnecessary or duplicative costs where possible.
Internal Growth
We are focused on generating internal growth by capitalizing on our intellectual property, proprietary products, current contract base and customer relationships and by making targeted discretionary investments in strategic growth areas including unmanned tactical systems, satellite communications and microwave electronic products, which have the highest potential for growth and in which we will retain the intellectual property rights.
Expand Technology Product, Solution and Service Offerings Provided to Existing customers. We are focused on expanding the technology, products, solutions and services we provide to our current customers by leveraging our strong relationships, technical capabilities and past performance record and by offering a wider range of comprehensive technology rich products and solutions. In regard to areas of specialization, our product and service offerings include manufacturing of specialized defense electronics products, integrated technology solutions for satellite communications and specialized unmanned aerial aircraft, targets, Unmanned Aerial Systems (“UAS”) and Unmanned Ground Systems (“UGS”). We believe our understanding of customer missions, processes, needs and requirements, and our ability to deliver low cost, technology leading products and solutions, position us well for success in the current constrained budget environment.
Capitalize on Current Contract Base. We are pursuing new program and contract opportunities and awards as we build the business with our expanding technology base, contract portfolio, and product, solution and service offerings. We are also aggressively pursuing several new national security programs, including air and missile defense radar, F-35 aircraft, Three-Dimensional Expeditionary Long-Range Radar, directed energy systems, hypersonic systems, electromagnetic rail gun systems, next generation ballistic missile targets, denied environment systems, UAS, UGS, tactical unmanned aircraft systems, small satellite command and control systems, and robotics. We also are aggressively pursuing task orders under existing contract vehicles to maximize our revenue and strengthen our customer relationships. We have developed several internal tools that facilitate our ability to track, prioritize and win task orders under these vehicles. Combining these tools with our technical expertise, our strong past performance record and our knowledge of our customers’ needs should position us to win additional task orders.
Expand Customer and Contract Base. We are also focused on expanding our customer base into areas with significant growth opportunities by leveraging our technology, intellectual property, proprietary products, capabilities, industry reputation, long-term customer relationships and diverse contract base. We anticipate that this expansion will enable us both to pursue additional higher value work and to further diversify our revenue base across additional U.S. Government, international and commercial customers.
Improve Operating Margins. We believe that we have opportunities to increase our operating margins and improve profitability by capitalizing on our corporate infrastructure investments and internally developed tools, improving efficiencies and reducing costs, and concentrating our efforts on increasing the percentage of revenues generated from high value-added contracts.
Investment in Strategic Growth Areas. Over the past several years, we have made significant investments in strategic growth areas including the unmanned tactical aircraft systems area. Specifically, we have increased internally funded research and development, capital expenditures and infrastructure investments including bid and proposal and new business capture and pursuit expenses. We have made these investments with the intention of retaining the intellectual property rights and design packages for unmanned platforms and systems, and to secure a sole source position in these strategic growth areas. Once we have either secured these sole source positions or in the event our solution is not selected, we will curtail our investments in these areas, which we expect will improve our margins and cash flows at that time, and if our products enter production.

Capitalize on Corporate Infrastructure Investments. In recent periods, we have made significant investments in our senior management and corporate infrastructure for cyber security threats to our Company, increased and changing regulations we are subject to, and the changing national security environment. These investments also included hiring senior executives with significant experience in the national security industry, strengthening our internal controls over financial reporting and accounting staff in support of public company reporting requirements, and expanding our backlog and bid and proposal pipeline. We will be allocating additional resources in our pursuit of new, larger and highly technical contract opportunities. We believe our management experience and corporate infrastructure can support a company with a much larger revenue base than ours. Accordingly, we believe that, to the extent our revenue grows, we will be able to leverage this infrastructure base and increase our operating margins.
Customers
A representative list of our customers in our KGS and US segments during 2015 included the U.S. Air Force, U.S. Army, U.S. Navy, U.S. Marines, Missile Defense Agency, the Department of Homeland Security, the National Aeronautics and Space Administration, Foreign Military Sales (“FMS”), the U.S. Southern Command, U.S. intelligence community and certain classified customers. In 2015, representative customers in the PSS segment included Metropolitan Transportation Authority of New York, Prince George’s County Public Schools, Children’s Hospital of Philadelphia, Alamo Colleges, University of New Hampshire, City of Galveston, Texas Orthopedic Hospital, Port Authority of New York & New Jersey, Prudential, New York University, Fidelity, Scripps Clinic, PNC Bank, Halliburton, AT&T, Chevron, Mellon Bank, Calpine Power Plants, Capital Health, DuPont Fabros, BP America, University of Houston, Meridian Health and Memorial Hermann Hospital System.
Revenue from the U.S. Government (which includes FMS) includes revenue from contracts for which we are the prime contractor as well as those for which we are a subcontractor and the ultimate customer is the U.S. Government. Revenues from U.S. Government agency customers in aggregate accounted for approximately 62%, 57% and 61% of total revenues in 2013, 2014, and 2015, respectively.

Revenues from foreign customers were approximately $76.5 million or 9%, $89.0 million or 12%, and $73.2 million or 11% of total revenue for the years ended December 29, 2013, December 28, 2014, and December 27, 2015, respectively.

Backlog

As of December 28, 2014 and December 27, 2015, our backlog was approximately $1.0 billion and $0.9 billion, respectively, of which $585.8 million was funded in 2014 and $528.7 million was funded in 2015. Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Our funded backlog does not include the full potential value of our contracts because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly or quarterly basis even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriation and the procuring agency allocates funding to the contract.

Unfunded backlog reflects our estimate of future revenue under awarded government contracts and task orders for which either funding has not yet been appropriated or the expenditure has not yet been authorized. Our total backlog does not include estimates of revenue from government wide acquisition contracts (“GWACs”) or General Services Administration (“GSA”) schedules beyond awarded or funded task orders, but our unfunded backlog does include estimates of revenue beyond awarded or funded task orders for other types of indefinite delivery or indefinite quantity contracts based on our experience under such contracts and similar contracts. Unfunded backlog also includes priced options, which consist of the aggregate contract revenues expected to be earned as a result of a customer exercising an option period that has been specifically defined in the original contract award.

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

Employees
As of December 27, 2015, we had a work force of approximately 2,900 full-time, part-time and on-call employees.
Competition
Our market is competitive and includes a number of companies in the U.S. defense and security integration industries. Many of the companies that we compete against have significantly greater financial, technical and marketing resources and generate greater revenues than we do. Competition in the KGS and US segments include tier one, large U.S. Government contractors such as Northrop Grumman, Lockheed Martin, General Dynamics, SAIC, Leidos, Engility, ITT Systems, CSRA, Raytheon, BAE Systems, L3, Orbital/ATK, Boeing, and CACI. While we view other government contractors as competitors, we also team with these companies in joint proposals or in the delivery of our products, solutions and services for customers. Tier two competitors include smaller government contractors such as AeroVironment, API Technologies, iRobot and AAR. Intense competition and long operating cycles are key characteristics of our business within the defense industry. It is also common in the defense industry for work on major programs to be shared among a number of companies. A company competing to be a prime contractor or subcontractor on an award may, upon final award of the contract to another competitor, become a subcontractor for the final prime contractor. It is not unusual to compete for a contract award with a peer company and simultaneously perform as a supplier to or be a customer of that same competitor on other contracts, or vice versa. The nature of major defense programs, conducted under binding contracts, allows companies that perform well to benefit from a level of program continuity not frequently found in other industries. Competition in the PSS segment includes Siemens Building Technology, Johnson Controls, and Convergint Technologies, among others.
We believe that the principal competitive factors in our ability to win new business include our intellectual property, proprietary products and technology. Also important is our past performance qualifications, customer relationships, domain and technology expertise, the ability to replace contract vehicles, the ability to deliver results within budget (time and cost), reputation, accountability, staffing flexibility, and project management expertise. Additionally, our ability to deliver cost effective products, solutions and services that meet our customers’ requirements is a key differentiator. The current federal procurement environment is driven primarily by “low price, technically acceptable” contract award decisions. Accordingly, innovation and the ability for a contractor to quickly deliver a low cost, technically compliant solution or product are critical in the current competitive environment. In addition, competitor bid protests have become more prevalent in the current competitive environment, resulting in further delay of contract procurement activity.
In the U.S. defense, IT, and services markets, the U.S. Government has stressed competition and affordability in connection with its future procurement of products and services. This has led to fewer sole source awards, as well as more emphasis on cost competitiveness. In addition, the DoD has announced several initiatives to improve efficiency, refocus priorities, modify contract terms, and enhance DoD best practices including those used to procure goods and services from defense contractors. See the Industry Background section in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Industry Update section in Item 1 “Business” contained within this Annual Report. These initiatives, when implemented, together with planned reductions in defense spending levels, are likely to result in fewer new opportunities for our industry as a whole with more demanding terms. A reduced opportunity set is likely to intensify competition within the industry as companies compete for a more limited set of new programs.
Research and Development
We believe that our future success depends upon our ability to continue to develop new products and services, and enhancements to and applications for our existing products and services. Our research and development expenses were $19.7 million, $18.6 million and $16.2 million in 2013, 2014, and 2015, respectively. We intend to continue our focus on research and development as a key strategy for growth, which will focus on investments in those fields that we believe will offer the greatest opportunity for growth and profitability. Our current primary internal research and development (“IR&D”) focus areas include unmanned systems, electronic warfare, satellite communications and signal monitoring.

Intellectual Property
We believe that our continued success depends in large part on our proprietary technology, the intellectual skills of our employees and the ability of our employees to continue to innovate. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights.
As of December 27, 2015, we held a number of U.S. and foreign patents. We do not consider our business to be materially dependent upon any individual patent. We will continue to file and pursue patent applications when and where appropriate to attempt to protect our rights in our proprietary technologies. We also encourage our employees to continue to invent and develop new technologies so as to maintain our competitiveness in the marketplace.
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
Government Regulation
We are subject to various government regulations, including various U.S. Government regulations as a contractor and subcontractor to the agencies of the U.S. Government. Among the most significant U.S. Government regulations affecting our business are:

•	the Federal Acquisition Regulations and supplemental agency regulations, which comprehensively regulate the formation, administration, and performance under government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

•	the Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under cost-based government contracts;

•	the Foreign Corrupt Practices Act, which prohibits U.S. companies from providing anything of value to a foreign official to help obtain, retain or direct business, or obtain any unfair advantages;

•
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
Environmental
Our manufacturing operations are subject to many requirements under environmental laws. In the U.S., the U.S. Environmental Protection Agency and similar state agencies administer laws that restrict the emission of pollutants into the air, discharges of pollutants into bodies of water and disposal of pollutants in the ground. Violations of these laws can result in significant civil and criminal penalties and incarceration. The failure to obtain a permit for certain activities may be a violation of environmental law and subject the owner and operator to civil and criminal sanctions. Most environmental agencies also have the power to shut down an operation if it is operating in violation of environmental law. U.S. laws also typically allow citizens to bring private enforcement actions in some situations. Outside the U.S., the environmental laws and their enforcement vary and may be more burdensome. We have management programs and processes in place that are intended to minimize the potential for violations of these laws.
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
References to our website and the SEC’s website in this report are provided as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, such websites. Such information should not be considered a part of this report, unless otherwise expressly incorporated by reference in this report.

Item 1A.  Risk Factors.
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
In fiscal 2013, 2014 and 2015, we generated 62%, 57% and 61%, respectively, of our total revenues from contracts with the U.S. Government (including all branches of the U.S. military and FMS), either as a prime contractor or a subcontractor. We expect to continue to derive most of our revenues from work performed under U.S. Government contracts. See the Industry Update section in Item 1 “Business” contained within this Annual Report for a discussion of the current budgetary and funding constraints on U.S. Government spending and legislation enacted to reduce the U.S. federal deficit. As a result, we have experienced and expect to continue to experience reduced or delayed awards on some of our programs, with a related negative impact to our revenues, earnings and cash flows. Competitor bid protests also have become more prevalent in the current competitive environment resulting from decreased government spending, which has led to further contract award delays. In addition, any future changes to the fiscal policies of the U.S. Government and foreign governmental entities may decrease overall government funding for defense and homeland security, result in delays in the procurement of our products and services due to lack of funding, cause the U.S. Government and government agencies to reduce their purchases under existing contracts, or cause them to exercise their rights to terminate contracts at-will or to abstain from exercising options to renew contracts, any of which would have an adverse effect on our business, financial condition, results of operations and/or cash flows.
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

We design, develop, and manufacture technologically advanced and innovative products and services, which are applied by our customers in a variety of environments. Problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and intellectual property rights, labor, inability to achieve learning curve assumptions, manufacturing materials or components could prevent us from meeting requirements. Either we or the customer may generally terminate a contract for material uncured breach by the other. If we breach a contract or fail to perform in accordance with contractual service levels, delivery schedules, performance specifications, or other contractual requirements we could be terminated for default, and we may be required to refund money previously paid to us by the customer or to pay penalties or other damages. Even if we have not breached, we may deal with various situations from time to time that may result in the amendment or termination of a contract. These steps can result in significant current period charges and/or reductions in current or future revenue. Other factors that may affect revenue and profitability include inaccurate cost estimates, design issues, unforeseen costs and expenses not covered by insurance or indemnification from the customer, diversion of management focus in responding to unforeseen problems, and loss of follow-on work.
If our subcontractors or suppliers fail to perform their contractual obligations, our performance and reputation as a contractor and our ability to obtain future business could suffer.
As a prime contractor, we often rely upon other companies as subcontractors to perform work we are obligated to perform for our customers. As we secure more work under certain of our contracts, we expect to require an increasing level of support from subcontractors that provide complementary and supplementary services to our offerings. We are responsible for the work performed by our subcontractors, even though in some cases we have limited involvement in that work. If one or more of our subcontractors fails to satisfactorily perform the agreed-upon services on a timely basis or violates U.S. Government contracting policies, laws or regulations, our ability to perform our obligations as a prime contractor or meet our customers’ expectations may be compromised. In extreme cases, performance or other deficiencies on the part of our subcontractors could result in a customer terminating our contract for default. A termination for default could expose us to liability, including liability for the agency’s costs of re-procurement, could damage our reputation and could hurt our ability to compete for future contracts.
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
We operate in highly competitive markets and generally encounter intense competition to win contracts from many other firms, including mid-tier federal contractors with specialized capabilities, large defense contractors and IT services providers. Competition in our markets may increase as a result of a number of factors, such as the entrance of new or larger competitors, including those formed through alliances or consolidation, or the reduction in the overall number of government contracts. We may also face competition from prime contractors for whom we currently serve as subcontractors or teammates if those prime contractors choose to offer customer services of the type that we are currently providing. Recently, procurement awards have been based on lowest price, technically acceptable proposals. In addition, we may face competition from our subcontractors who, from time-to-time, seek to obtain prime contractor status on contracts for which they currently serve as a subcontractor to us.

Many of our competitors have greater financial, technical, marketing and public relations resources, larger customer bases and greater brand or name recognition than we do. Such competitors may be able to utilize their substantially greater resources and economies of scale to, among other things:

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

In the event that the market for products in our US segment expands, we expect that competition will intensify as additional competitors enter the market and current competitors expand their product lines. In order to secure contracts successfully when competing with larger, well-financed companies, we may be forced to agree to contractual terms that provide for lower aggregate payments to us over the life of the contract, which could adversely affect our margins. In addition, larger diversified competitors serving as prime contractors may be able to supply underlying products and services from affiliated entities, which would prevent us from competing for subcontracting opportunities on these contracts. If we lose business to our competitors or are forced to lower our prices, our revenue and operating profits could decline.

Our business is dependent upon our ability to keep pace with the latest technological changes.
The market for our services is characterized by rapid change and technological improvements. Failure to respond in a timely and cost-effective way to these technological developments would result in serious harm to our business and operating results. We have derived, and we expect to continue to derive, a substantial portion of our revenues from providing innovative engineering services and technical solutions that are based upon today’s leading technologies and that are capable of adapting to future technologies. As a result, our success will depend, in part, on our ability to develop and market service offerings that respond in a timely manner to the technological advances of our customers, evolving industry standards and changing customer preferences.
We believe that, in order to remain competitive in the future, we will need to continue to invest significant financial resources to develop new offerings and technologies or to adapt or modify our existing offerings and technologies, including through internal research and development, acquisitions and joint ventures or other teaming arrangements. These expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures will ultimately lead to the timely development of new offerings and technologies or identification of and expansion into new markets. Due to the design complexity of our products, we may, in the future, experience delays in completing the development and introduction of new products. Any delays could result in increased costs of development or deflect resources from other projects. In addition, there can be no assurance that the market for our products will develop or continue to expand or that we will be successful in newly identified markets as we currently anticipate. The failure of our technology to gain market acceptance could significantly reduce our revenues and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing technologies that gain market acceptance in advance of our products.

Additionally, the possibility exists that our competitors might develop new technology or offerings that might cause our existing technology and offerings to become obsolete. If we fail in our new product development efforts or our products or services fail to achieve market acceptance more rapidly as compared to our competitors, our ability to procure new contracts could be negatively impacted, which could negatively impact our results of operations and financial condition.

If the UAS and UGS markets do not experience significant growth, if we cannot expand our customer base or if our products do not achieve broad acceptance, then we may not be able to achieve our anticipated level of growth.

For the fiscal year ended December 27, 2015, our US segment accounted for 10.1% of our total revenue. We cannot accurately predict the future growth rate or size of this market. Demand for our products may not increase, or may decrease, either generally or in specific markets, for particular types of products or during particular time periods. There are only a limited number of major programs under which the U.S. military, our primary customer, is currently funding the development or purchase of our UAS and UGS products. Although we are seeking to expand our US customer base to include foreign governments, domestic non-military agencies and commercial customers, we cannot assure that our efforts will be successful. The expansion of the UAS and UGS markets in general, and the market for our products in particular, depends on a number of factors, including the following:

•	customer satisfaction with these types of systems as solutions;

•	the cost, performance and reliability of our products and products offered by our competitors;

•	customer perceptions regarding the effectiveness and value of these types of systems;

•	limitations on our ability to market our US products and services outside the U.S. due to U.S.
government regulations; and

•	marketing efforts and publicity regarding these types of systems.

Even if UAS and UGS gain wide market acceptance in general, our specific products may not adequately address market requirements or may not gain market acceptance. If these types of systems generally, or our products specifically, do not gain wide market acceptance, then we may not be able to achieve our anticipated level of growth and our revenue and results of operations may suffer.

Loss of our GSA contracts or GWACs could impair our ability to attract new business.
We are a prime contractor under several GSA contracts and GWAC vehicles. We believe that our ability to provide services under these contracts will continue to be important to our business because of the multiple opportunities for new engagements each contract provides. If we were to lose our position as prime contractor on one or more of these contracts, we could lose substantial revenues and our operating results could suffer. GSA contracts and other GWACs typically have a one or two-year initial term with multiple options exercisable at the government customer’s discretion to extend the contract for one or more years. We cannot be assured that our government customers will continue to exercise the options remaining on our current contracts, nor can we be assured that our future customers will exercise options on any contracts we may receive in the future.
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

In addition, government contracts are frequently awarded only after formal competitive bidding processes, which have been and may continue to be protracted and typically impose provisions that permit cancellation in the event that necessary funds are unavailable to the government agency. Competitive procurements impose substantial costs and managerial time and effort in order to prepare bids and proposals for contracts that may not be awarded to us. In many cases, unsuccessful bidders for government contracts are provided the opportunity to formally protest certain contract awards through various agencies, administrative and judicial channels. We have experienced an increase in competitor bid protests on contracts on which we were the successful bidder due to the competitive environment resulting from decreased government spending. The protest process may substantially delay a successful bidder’s contract performance, result in cancellation of the contract award entirely and distract management. We may not be awarded contracts for which we bid, and substantial delays or cancellation of purchases may follow our successful bids as a result of such protests.
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
We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.
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
As a result of the Small Business Administration (“SBA”) set-aside program, the federal government may decide to restrict certain procurements only to bidders that qualify as minority-owned, small, or small disadvantaged businesses. As a result, we would not be eligible to perform as a prime contractor on those programs and in general would be restricted to no more than 49% of the work as a subcontractor on those programs. An increase in the amount of procurements under the SBA set-aside program may impact our ability to bid on new procurements as a prime contractor or restrict our ability to compete on incumbent work that is placed in the set-aside program.
U.S. Government in-sourcing could result in loss of business opportunities and personnel.
The U.S. Government has continued to reduce the percentage of contracted services in favor of more federal employees through an initiative called “in-sourcing.”  Over time, in-sourcing could have an adverse effect on our business, financial condition and results of operations.   Specifically, as a result of in-sourcing government procurements for services could be fewer and smaller in the future.  In addition, work we currently perform could be in-sourced by the federal government and, as a result, our revenues could be reduced. Moreover, our employees could also be hired by the government.  This loss of our employees would necessitate the need to retain and train new employees.  Accordingly, the effect of in-sourcing or the continuation of in-sourcing at a faster-than-expected rate, could have an adverse effect on our business, financial condition, and results of operations.
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
We create, implement and maintain IT solutions that are often critical to our customers’ operations. We have experienced, and may in the future experience, some systems and service failures, schedule or delivery delays and other problems in connection with our work. If we experience these problems, we may:

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

In addition, our errors and omissions and product liability insurance coverage may not be adequate, may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to some types of future claims. The successful assertion of any large claim against us could seriously harm our business. Even if not successful, these claims may result in significant legal and other costs, be a distraction to our management and harm our reputation.
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

Due to the volatile and flammable nature of certain components of our products and equipment, fires or explosions may disrupt our business or cause significant injuries, which could adversely affect our financial results.

The development and manufacture of certain of our products involves the handling of a variety of explosive and flammable materials as well as high power equipment. From time to time, these activities may result in incidents that could cause us to temporarily shut down or otherwise disrupt some manufacturing processes, causing production delays and resulting in liability for workplace injuries and/or fatalities. We have safety and loss prevention programs that require detailed reviews of process changes and new operations, along with routine safety audits of operations involving explosive materials, to mitigate such incidents, as well as a variety of insurance policies. However, we cannot ensure that we will not experience such incidents in the future or that any such incidents will not result in production delays or otherwise have a material adverse effect on our business and financial condition.

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

In addition, payments due to us from our customers may be delayed due to billing cycles or as a result of failures of government budgets to gain congressional and administration approval in a timely manner. The U.S. Government’s fiscal year ends September 30. If a federal budget for the next federal fiscal year has not been approved by that date in each year, our customers may have to suspend engagements that we are working on until a budget has been approved. Any such suspensions may reduce our revenue in the fourth quarter of the federal fiscal year or the first quarter of the subsequent year. The U.S. Government’s fiscal year end can also trigger increased purchase requests from customers for equipment and materials. Any increased purchase requests we receive as a result of the U.S. Government’s fiscal year end would serve to increase our third or fourth quarter revenue, but will generally decrease profit margins for that quarter, as these activities generally are not as profitable as our typical offerings.
Additional factors that may cause our financial results to fluctuate from quarter to quarter include those addressed elsewhere in this Item 1A “Risk Factors” and the following factors, among others:

•	the terms of customer contracts that affect the timing of revenue recognition;

•	variability in demand for our services and solutions;

•	commencement, completion or termination of contracts during any particular quarter;

•	timing of shipments and product deliveries;

•	timing of award or performance incentive fee notices;

•	timing of significant bid and proposal costs;

•	the costs of remediating unknown defects, errors or performance problems of our product offerings;

•	variable purchasing patterns under GSA contracts, GWACs, blanket purchase agreements and other indefinite delivery or indefinite quantity contracts;

•	restrictions on and delays related to the export of defense articles and services;

•	costs related to government inquiries;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs and joint ventures;

•	strategic investments or changes in business strategy;

•	changes in the extent to which we use subcontractors;

•	seasonal fluctuations in our staff utilization rates;

•	changes in our effective tax rate, including changes in our judgment as to the necessity of the valuation allowance recorded against our deferred tax assets; and

•	the length of sales cycles.

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

Although fixed-price contracts entail a greater risk of a reduced profit or financial loss on a contract compared to other types of contracts we enter into, fixed-price contracts typically provide higher profit opportunities because we may be able to benefit from cost savings and operating efficiencies. In contrast, cost-plus-fee contracts are subject to statutory limits on profit margins and generally are the least profitable of our contract types. Our U.S. Government customers typically determine what type of contract we enter into. Cost-plus-fee and fixed-price contracts in our federal business accounted for approximately 14% and 80%, respectively, of our federal business revenues for the year ended December 27, 2015. To the extent that we enter into more cost-plus-fee or less fixed-price contracts in proportion to our total contract mix in the future, our margins and operating results may suffer.

Our cash flow and profitability could be reduced if expenditures are incurred prior to the final receipt of a contract.
We provide various professional services, specialized products, and sometimes procure equipment and materials on behalf of our customers under various contractual arrangements. From time to time, in order to ensure that we satisfy our customers’ delivery requirements and schedules, we may elect to initiate procurement in advance of receiving final authorization from the government customer or a prime contractor. If our government or prime contractor customer’s requirements should change or if the government or the prime contractor should direct the anticipated procurement to another contractor or if the equipment or materials become obsolete or require modification before we are under contract for the procurement, our investment in the equipment or materials might be at risk if we cannot efficiently resell them. This could reduce anticipated earnings or result in a loss, and negatively affecting our cash flow and profitability.
We have incurred and may continue to incur goodwill impairment charges in our reporting entities, which could harm our profitability.
As of December 27, 2015, goodwill represented approximately 54% of our total assets. We periodically review the carrying values of our goodwill to determine whether such carrying values exceed the fair market value. If impairment testing indicates that the carrying value of a reporting unit exceeds its fair value, the goodwill of the reporting unit is deemed impaired. Accordingly, an impairment charge would be recognized for that reporting unit in the period identified.
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

Given the current market conditions and continued economic uncertainty in the U.S. defense industry, including sequestration and issues surrounding the national debt ceiling, our future revenues, profits and cash flows could be substantially lower than our current projections. Our ability to penetrate new international markets could also impact our current projections. Additional market factors could impact our projections and our ability to successfully develop new products and platforms. For example, our US reporting unit forecasts include the successful completion of certain performance criteria on new unmanned systems platforms, and acceptance of new unmanned systems platforms on a technical basis as well as from a political and government budgetary standpoint. In addition, market-based inputs to the calculations in the impairment test, such as weighted average cost of capital, and market multiples, could also be negatively impacted. Such circumstances may result in the future deterioration of the fair value of our reporting units and an impairment of our goodwill. Due to continual changes in market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be impaired in future periods. Any resulting impairment loss could harm our profitability and financial condition.

Failure to properly manage projects may result in additional costs or claims.
Our engagements often involve large scale, highly complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our customers and to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. Any defects or errors or failure to meet customers’ expectations could result in claims for substantial damages against us. Our contracts generally limit our liability for damages that arise from negligent acts, error, mistakes or omissions in rendering services to our customers. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued. In addition, in certain instances, we guarantee customers that we will complete a project by a scheduled date. If the project experiences a performance problem, we may not be able to recover the additional costs we will incur, which could exceed revenues realized from a project. Finally, if we underestimate the resources or time we need to complete a project with capped or fixed fees, our operating results could be adversely affected.

We use estimates when accounting for contracts, and any changes in such estimates could have an adverse effect on our profitability and our overall financial performance.
When agreeing to contractual terms, our management makes assumptions and projections about future conditions and events, many of which extend over long periods. These projections assess the productivity and availability of labor, complexity of the work to be performed, cost and availability of materials, impact of delayed performance and timing of product deliveries. Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and costs at completion is complicated and subject to many variables. For example, assumptions are made regarding the length of time to complete a contract since costs also include expected increases in wages, prices for materials and allocated fixed costs. Similarly, assumptions are made regarding the future impact of our efficiency initiatives and cost reduction efforts. Incentives, awards or penalties related to performance on contracts are considered in estimating revenue and profit rates and are recorded when there is sufficient information to assess anticipated performance. Suppliers’ assertions are also assessed and considered in estimating costs and profit rates.
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
Federal and state income tax laws impose restrictions on the utilization of net operating loss (“NOL”) and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”).  As a result of the restrictions under Section 382, the Company’s federal annual utilization of NOL carryforwards were limited to at least $27.0 million a year for the first five years succeeding the March 2010 ownership change and at least $11.6 million for each year thereafter subject to separate limitations for Acquired NOLs.  If the entire limitation amount is not utilized in a year, the excess can be carried forward and utilized in future years.  For the year ended December 27, 2015, there was no impact of such limitations on the income tax provision since the amount of taxable income did not exceed the cumulative annual limitation amount. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.”  If and when any other “ownership change” occurs, utilization of the NOL or other tax attributes may be further limited.   As discussed elsewhere, deferred tax assets relating to the NOL and credit carryforwards are offset by a full valuation allowance. In addition, utilization of state tax loss carryforwards is dependent upon sufficient taxable income apportioned to the states.

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

Past acquisitions and future acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources.

We have in the past and may, in the future, acquire additional businesses that we believe could complement or expand our business or increase our customer base. Integrating the operations of acquired businesses successfully or otherwise realizing any of the anticipated benefits of acquisitions, including anticipated cost savings and additional revenue opportunities, involves a number of potential challenges. The failure to meet these integration challenges could seriously harm our financial condition and results of operations. Realizing the benefits of acquisitions depends in part on the integration of operations and personnel. These integration activities are complex and time-consuming, and we may encounter unexpected difficulties or incur unexpected costs, including:

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

Acquired businesses may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations to the U.S. Government or other customers, we, as the successor owner, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. Acquisitions also frequently result in the recording of goodwill and other intangible assets that are subject to potential impairment in the future that could harm our financial results. In addition, if we finance acquisitions by issuing debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our stock. Acquisitions and/or the related equity financings could also impact our ability to utilize our NOL carryforwards. As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate. Acquisitions frequently involve benefits related to integration of operations. The failure to successfully integrate the operations or otherwise to realize any of the anticipated benefits of the acquisition could seriously harm our results of operations.
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
A facility security clearance is required for a company to perform on classified contracts for the DoD and certain other agencies of the U.S. Government. Security clearances are subject to regulations and requirements including the National Industrial Security Program Operating Manual (“NISPOM”), which specifies the requirements for the protection of classified information released or disclosed in connection with classified U.S. Government contracts.
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
We have engaged in cost reduction and restructuring activities in the past, including the recent dispositions of the U.S. and U.K. operations of our Electronic Products Division and the Herley Entities, and we may engage in other cost reduction restructuring activities in the future. These types of cost reduction and restructuring activities are complex. If we do not successfully manage our current cost reduction and restructuring activities, or any other cost reduction and restructuring activities that we may take in the future, any expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. In addition, the costs associated with implementing cost reduction and restructuring activities might exceed expectations, which could result in additional future charges.
Risks Related to Our International Operations
Revenues derived from our international business could be subject to global economic downturn and hardship.

Our international business represents 11% of our total revenue, which may be impacted by changes in foreign national priorities and government budgets and may be further impacted by global economic conditions and fluctuations in foreign currency exchange rates. Continued international economic uncertainty and reductions in consumer spending may result in reductions in our revenue. Additionally, disruptions in international credit markets may materially limit consumer credit availability and restrict credit availability of our customers. Any reduction in international sales of our solutions resulting from reductions in consumer spending or continued disruption in the availability of credit to retailers or consumers, could materially and adversely affect our business, results of operations and financial condition.

Our international business exposes us to additional risks.
Our operations outside of the U.S. are subject to risks that are inherent in conducting business under non-U.S. laws, regulations and customs, including those related to:

•	foreign currency exchange rate fluctuations, potentially reducing the U.S. dollars we receive for sales denominated in foreign currency;

•	the possibility that unfriendly nations or groups could boycott our solutions;

•	political conditions in the markets in which we operate;

•	potential increased costs associated with overlapping tax structures;

•	import-export control;

•	more limited protection for intellectual property rights in some countries;

•	difficulties and costs associated with staffing and managing foreign operations;

•	unexpected changes in regulatory requirements;

•	the difficulties of compliance with a wide variety of foreign laws and regulations;

•	longer accounts receivable cycles in certain foreign countries, whether due to cultural differences, exchange rate fluctuation or other factors;

•	technology transfer restrictions;

•	changes to our distribution networks; and

•	our employees.

These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition. For example, we are subject to compliance with the Foreign Corrupt Practices Act and similar anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While our employees and agents are required to comply with these laws, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition, and results of operations. In addition, our international contracts may include industrial cooperation agreements requiring specific in-country purchases, investments, manufacturing agreements or other financial obligations, known as offset obligations, and provide for penalties if we fail to meet such requirements. The impact of these factors is difficult to predict, but one or more of them could adversely affect our financial position, results of operations, or cash flows.

Violations of the International Traffic in Arms Regulations (“ITAR”) or other applicable trade compliance regulations could result in significant sanctions including fines, more onerous compliance requirements and debarments from export privileges or loss of authorizations needed to conduct aspects of our international business. A violation of ITAR or other applicable trade regulations could materially adversely affect our business, financial condition and results of operations.
Risks Related to Our Outstanding Indebtedness
We have substantial indebtedness, which could adversely affect our cash flow, financial condition and business.
As of December 27, 2015, we had approximately $445.1 million of total indebtedness outstanding, which includes $3.3 million of unamortized original issue discount and $4.3 million of unamortized debt issuance costs. As a result of this indebtedness, our interest payment obligations are significant. The degree to which we are leveraged could have adverse effects on our business, including the following:

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
As of December 27, 2015, approximately 12% of our consolidated assets, based on book value, and 11% of our consolidated revenues for the year ended December 27, 2015, were held by foreign subsidiaries, which do not guarantee the Notes (as defined below). Our ability to meet our debt service obligations with cash from foreign subsidiaries will depend upon the results of operations of these subsidiaries and may be subject to legal, contractual or other restrictions and other business considerations. In addition, dividend and interest payments to us from the foreign subsidiaries may be subject to foreign withholding taxes, which would reduce the amount of funds we receive from such foreign subsidiaries. Dividends and other distributions from our foreign subsidiaries may also be subject to fluctuations in currency exchange rates and legal and other restrictions on repatriation, which could further reduce the amount of funds we receive from such foreign subsidiaries.
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
The Indenture and the Credit Agreement subject us, and our subsidiaries, to several financial and other restrictive covenants, including limitations on liens or indebtedness, payment of dividends, transactions with affiliates, and mergers, sales or other dispositions of our assets.
Our Credit Agreement also requires us to comply with specified financial ratios, including a borrowing base availability and minimum fixed charge coverage ratio which is required to be maintained if borrowing levels, as defined, under the Credit Agreement, occur under the line of credit. Many factors, including events beyond our control, may affect our ability to comply with these covenants and financial ratios. We cannot be sure we will meet our debt-related obligations or that lenders will waive any failure to meet those obligations. Any failure to meet those debt-related obligations could result in an event of default under our other indebtedness and the acceleration of such indebtedness.

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
U.S. Government agencies, including the Defense Contract Audit Agency (“DCAA”), routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review the adequacy of our compliance with government standards for our accounting and management of internal control systems, including our: control environment and overall accounting system, general IT system, budget and planning system, purchasing system, material management and accounting system, compensation system, labor system, indirect and other direct costs system, and billing system and estimating system used for pricing on government contracts. Both contractors and the U.S. Government agencies conducting these audits and reviews have come under increased scrutiny. The current audits and reviews have become more rigorous, and the standards to which contractors are being held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome. During the course of its current audits, the DCAA is closely examining and questioning several of our established and disclosed practices that it had previously audited and accepted, increasing the uncertainty as to the ultimate conclusion that will be reached.
A finding of significant control deficiencies in our system audits or other reviews can result in decremented billing rates to our U.S. Government customers until the control deficiencies are corrected and our corrections are accepted by Defense Contract Management Agency (“DCMA”). Government audits and reviews may conclude that our practices are not consistent with applicable laws and regulations and result in adjustments to contract costs and mandatory customer refunds. Such adjustments can be applied retroactively, which could result in significant customer refunds. Our receipt of adverse audit findings or the failure to obtain an “approved” determination of our various accounting and management internal control systems, including our changes to indirect cost and direct labor estimating systems, from the responsible U.S. Government agency could significantly and adversely affect our business, including our ability to bid on new contracts and our competitive position in the bidding process. A determination of non-compliance with applicable contracting and procurement laws, regulations and standards could also result in the U.S. Government imposing penalties and sanctions against us, including withholding of payments, suspension of payments and increased government scrutiny that could delay or adversely affect our ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts with the U.S. Government.

We have submitted incurred cost claims through 2014. The actual indirect cost audits by the DCAA have been completed for our subsidiaries for fiscal 2010. Although we have recorded contract revenues subsequent to fiscal 2010 based upon costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits or reviews and, if future adjustments exceed our estimates, our profitability would be adversely affected.

Our employees or others acting on our behalf may engage in misconduct or other improper activities, which could cause us to lose contracts.

We are exposed to the risk that employee fraud or other misconduct from our employees or others acting on our behalf could occur. Misconduct by employees or others could include intentional failures to comply with U.S. Government procurement regulations, engaging in unauthorized activities or falsifying time records. Misconduct by our employees or others acting on our behalf could also involve the improper use of our customers’ sensitive or classified information, which could result in regulatory sanctions against us, serious harm to our reputation, a loss of contracts and a reduction in revenues. It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could cause us to lose contracts or cause a reduction in revenues. In addition, alleged or actual misconduct by employees or others acting on our behalf could result in investigations or prosecutions of persons engaged in the subject activities, which could result in unanticipated consequences or expenses and management distraction for us regardless of whether we are alleged to have any responsibility.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.
Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected. Our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of December 27, 2015. However, although we continue to devote substantial time and resources to the documentation and testing of our controls, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. Any failure to remediate any future material weaknesses or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our Consolidated Financial Statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
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
The price of our stock has been in the past, and will continue to be, subject to fluctuations as a result of a number of factors, including: our operating results fail to meet market or analysts’ expectations; general fluctuations in the stock market; actual or anticipated fluctuations in our operating results based on reduced and/or delayed government spending or the threat thereof; fluctuations in the stock prices of companies in our industry; changes in earnings estimated by securities analysts or our ability to meet those estimates; and domestic and foreign economic conditions. Such volatility has had a significant effect on the market prices of many companies’ securities for reasons unrelated to their operating performance and, in the past, has led to securities class action litigation. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

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

Our amended and restated certificate of incorporation, our second amended and restated bylaws, as amended, and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the raider and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

•the inability of our stockholders to call a special meeting;
•rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;
•the right of our board to issue preferred stock without stockholder approval;
•a super-majority requirement to amend our certificate of incorporation or bylaws; and
•the ability of our directors, and not stockholders, to fill vacancies on our board of directors.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At December 27, 2015, we owned or leased approximately 1.7 million square feet of floor space at approximately 85 separate locations, primarily in the U.S., for manufacturing, warehousing, research and development, administration and various other uses. At December 27, 2015, we leased to third parties approximately 147,159 square feet of our leased facilities, and had vacant floor space of approximately 20,000 square feet. We continually evaluate our current and future space capacity in relation to current and projected future staffing levels. We maintain our properties in good operating condition and believe that the productive capacity of our properties is adequate to meet current contractual requirements and those for the foreseeable future.
We have major operations at the following locations:
Kratos Government Solutions: Huntsville, AL; San Diego, CA; Colorado Springs, CO; Orlando, FL; Baltimore and Lanham, MD; Dallastown, PA; Charleston and Walterboro, SC; and Dahlgren, Alexandria and Chantilly, VA. Locations outside the U.S. include France, Israel and the United Kingdom.
Unmanned Systems: San Diego and Sacramento, CA; and Fort Walton Beach, FL.
Public Safety and Security: Fullerton, CA; Newport, DE; Chicago, IL; Indianapolis, IN; Fairlawn, NJ; and Houston, TX.
Corporate and other locations: San Diego, CA.

The following is a summary of our floor space at December 27, 2015:

Square feet (in thousands)	Owned	Leased	Total
Kratos Government Solutions	449	866	1,315
Unmanned Systems	20	180	200
Public Safety and Security	—	164	164
Corporate (includes San Diego operations of KGS, US and PSS segments)	—	34	34
Total	469	1,244	1,713

See Note 5 of the Notes to Consolidated Financial Statements contained within this Annual Report on Form 10-K for information regarding commitments under leases.

Item 3.  Legal Proceedings.

See Note 14 of Notes to Consolidated Financial Statements contained within this Annual Report on Form 10-K for a further discussion of our legal proceedings.

Item 4.  Mine Safety Disclosures.

None.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
Our common stock is listed on the NASDAQ Global Select Market and is traded under the symbol “KTOS”.
The following table sets forth the high and low sales prices for our common stock for the periods indicated, as reported by NASDAQ:

	High	Low
Year Ended December 27, 2015:
Fourth Quarter	$5.11	$3.66
Third Quarter	$6.38	$3.89
Second Quarter	$7.11	$5.36
First Quarter	$5.96	$4.85
Year Ended December 28, 2014:
Fourth Quarter	$7.03	$4.28
Third Quarter	$7.99	$6.84
Second Quarter	$9.00	$7.03
First Quarter	$8.34	$7.00
Holders of Record
On March 4, 2016, the closing sale price of our common stock as reported by the NASDAQ Global Select Market was $3.87 per share. On March 4, 2016, there were 407 shareholders of record of our common stock.

Dividend Policy

We have not declared any cash dividends since becoming a public company. We currently intend to retain any future earnings to finance the growth and development of the business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. In addition, our ability to pay dividends is restricted by both the Indenture and the Credit Agreement, each as discussed in the section entitled “Liquidity and Capital Resources” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 of the Notes to Consolidated Financial Statements contained within this Annual Report. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our future financial condition, results of operations and capital requirements, general business conditions and other relevant factors as determined by our board of directors.

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
The following performance graph presents a comparison of the five year cumulative stockholder return on our common stock against the cumulative total return of a broad equity market index, the Russell 2000 Stock Index, and two customized peer groups consisting of the companies listed below, for the period commencing December 27, 2010 and ending December 27, 2015. The performance graph assumes an initial investment of $100 in our common stock and in each of the Russell 2000 Stock Index and the peer groups, and further assumes that all dividends were reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Kratos Defense & Security Solutions, Inc. the Russell 2000 Index, Old Peer Group (1), and New Peer Group (2)

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

(1)
The companies included in the Company’s Old Peer Group are: AAR Corp., AeroVironment Inc., American Science & Engineering Inc., API Technologies Corp., Comtech Telecommunications Corp., iRobot Corp., and Mercury Systems Inc.

(2)
The companies included in the Company’s New Peer Group are: AAR Corp., AeroVironment Inc., American Science & Engineering Inc., API Technologies Corp., Arotech Corp., Comtech Telecommunications Corp., CPI Aerostructures Inc., Ducommun Inc., Frequency Electronics Inc., iRobot Corp., and Sparton Corp.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related notes thereto and with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained within this Annual Report. Our historical results are not necessarily indicative of operating results to be expected in the future.

Amounts in millions except per share amounts
	December 25, 2011	December 30, 2012	December 29, 2013	December 28, 2014	December 27, 2015
Consolidated Statements of Operations Data:
Revenues	$620.5	$849.6	$844.1	$763.0	$657.1
Gross profit	157.1	212.6	204.5	179.4	161.8
Operating income (loss)	20.5	(69.9)	18.2	5.3	(4.5)
Provision (benefit) for income taxes	2.0	(2.3)	1.1	3.9	(11.4)
Loss from continuing operations	(19.3)	(115.3)	(29.5)	(75.7)	(33.2)
Income (loss) from discontinued operations	(4.9)	0.9	(7.7)	(2.3)	53.0
Net income (loss)	$(24.2)	$(114.4)	$(37.2)	$(78.0)	$19.8
Loss from continuing operations per common share:
Basic	$(0.70)	$(2.46)	$(0.52)	$(1.31)	$(0.56)
Diluted	$(0.70)	$(2.46)	$(0.52)	$(1.31)	$(0.56)
Income (loss) from discontinued operations per common share:
Basic	$(0.18)	$0.02	$(0.13)	$(0.04)	$0.90
Diluted	$(0.18)	$0.02	$(0.13)	$(0.04)	$0.90
Net income (loss) per common share:
Basic	$(0.88)	$(2.44)	$(0.65)	$(1.35)	$0.34
Diluted	$(0.88)	$(2.44)	$(0.65)	$(1.35)	$0.34
Weighted average shares:
Basic	27.4	46.9	56.8	57.6	58.7
Diluted	27.4	46.9	56.8	57.6	58.7

	December 25, 2011	December 30, 2012	December 29, 2013	December 28, 2014	December 27, 2015
Consolidated Balance Sheet Data:
Cash and cash equivalents	$67.9	$48.4	$54.2	$33.5	$28.5
Working capital	202.9	172.0	174.9	147.1	148.0
Total assets	1,192.3	1,264.7	1,201.6	1,131.2	903.3
Short-term debt	1.6	1.5	1.3	1.1	1.0
Long-term debt	607.7	610.8	613.9	655.4	444.1
Long-term debt premium	22.9	18.7	14.5	—	—
Total stockholders’ equity	$312.6	$324.1	$295.8	$224.3	$254.2

The 2011 and 2012 Consolidated Statements of Operations Data and Consolidated Balance Sheet Data were impacted by the acquisitions we completed in those periods. The Consolidated Statements of Operations Data reflect the results from operations for each of the acquired companies from the date of acquisition and forward, which contributed an aggregate $261.3 million increase in revenues from 2011 to 2012. We incurred acquisition related expenses of $12.5 million and $0.2 million for fiscal 2011, and 2014, respectively, and a benefit of $2.7 million and $3.8 million related to acquisition items for fiscal 2012 and 2013 respectively. In 2012, we incurred an impairment of goodwill and intangible assets of $96.6 million. The 2014 Consolidated Statement of Operations Data includes a loss on extinguishment of debt of $39.1 million related to the refinance of the $625.0 million 10% Senior Secured Notes (the “10% Notes”) due in 2017 with the $625.0 million 7.00% Senior Secured Notes due in 2019 (the “7% Notes”). The 2015 Consolidated Financial Statements Data includes an $80.8 million gain on the disposal of discontinued operations before taxes and a loss of $3.4 million on extinguishment of debt.

The 2011 and 2012 Consolidated Balance Sheet Data reflects the impact of our acquisitions as well as the issuance of $625.0 million in 10% Senior Secured Notes and the issuance of approximately 39.3 million common shares which were used to fund the acquisitions. The 2014 Consolidated Balance Sheet Data reflects the refinancing of the $625.0 million 10% Notes with $625.0 million of 7% Notes. The net proceeds of the 7% Notes was $618.5 million after an original issue discount of $6.5 million. The Company utilized the net proceeds from the 7% Notes, a $41.0 million draw on a Credit Agreement, as well as cash from operations to extinguish the 10% Senior Secured Notes. The 2015 Consolidated Balance Sheet Data includes repayment of $41.0 million outstanding on the Company’s $110.0 million Credit Agreement and the repurchase of $175.0 million of the 7% Notes at par.

The Consolidated Financial Statements Data has been recast to reflect the disposition of the Herley Entities which are reported in discontinued operations. See Note 8 of the Notes to Consolidated Financial Statements for a further discussion of our discontinued operations. The Consolidated Balance Sheet Data has also been recast to reflect the adoption of Accounting Standards Update No. 2015-03 (“ASU 2015-03”), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. See Note 1 of the Notes to Consolidated Financial Statements for a further discussion of ASU 2015-03.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Our actual results may differ substantially from those expressed in or implied by any forward-looking statements herein due to a number of factors, including but not limited to the risks and uncertainties described in this Item 7, in Item 1A “Risk Factors” and elsewhere in this Annual Report. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except as required by law, we assume no responsibility for updating any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with our audited Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this Annual Report and other reports and filings made with the SEC.

Overview

Kratos is a mid-tier government contractor at the forefront of the DoD’s Third Offset Strategy. Kratos is a leading technology, intellectual property and proprietary product and solution company focused on the U.S. and its allies’ national security. Kratos’ primary focus areas are unmanned systems, satellite communications, microwave electronics, cyber security/warfare, missile defense and combat systems. We believe that our technology, intellectual property, proprietary products and designed in positions on our customers’ platforms and systems is a competitive advantage and high barrier to entry into our markets. Our work force is primarily technically oriented and highly skilled with a significant number holding national security clearances. Our entire organization is focused on executing our strategy of becoming the leading technology and intellectual property based company in our industry.

Our primary end customers are U.S. Government agencies, including the DoD, classified agencies, intelligence agencies, other national security agencies and homeland security related agencies. We also conduct business with local, state and foreign governments and domestic and international commercial customers. In fiscal 2013, 2014 and 2015, we generated 62%, 57% and 61%, respectively, of our total revenues from contracts with the U.S. Government (including all branches of the U.S. military), either as a prime contractor or a subcontractor. We believe our stable customer base, strong customer relationships, intellectual property, specialized and differentiated products, broad array of contract vehicles, “designed in” positions on strategic national security platforms, our targeted investments in strategic growth areas, large employee base possessing specialized skills, security clearances, specialized manufacturing facilities and equipment, extensive list of past performance qualifications, and significant management and operational capabilities position us for success.

We were incorporated in the state of New York on December 19, 1994 and began operations in March 1995. We reincorporated in the state of Delaware in 1998.

Industry Background

Faced with significant budget pressures, in recent years the U.S. Government has implemented reductions in government spending, including reductions in appropriations for the DoD and other federal agencies, pursuant to the BCA, as amended by the American Taxpayer Relief Act of 2012 and the Bipartisan Budget Act of 2013. Pursuant to the terms of the BCA, a sequestration went into effect in March 2013 resulting in a 7.8% reduction to the DoD budget for FY 2013 to $495.5 billion, excluding funding for military personnel. The DoD budget was approximately $496.0 billion in FY 2014 and remains at a similar level in FY 2015. The DoD base budget excludes funding for overseas contingency operations, such as Afghanistan, Iraq and Syria, which are appropriated separately and are not currently subject to the BCA.
On November 2, 2015, President Obama signed the Bipartisan Budget Act of 2015, formalizing the terms of a two year budget agreement which raises the U.S. debt ceiling and lifts the sequestration spending caps by $80.0 billion. Under the budget agreement, the total federal spending increase over the BCA topline funding caps will be $50.0 billion in FY 2016 and $30.0 billion in FY 2017, with the amounts divided equally between defense and domestic priorities. The overall discretionary budget will be $1.067 trillion in FY 2016 and $1.07 trillion in FY 2017. The FY 2016 discretionary defense budget will be $548.1 billion, a $25.0 billion increase over the BCA topline funding caps.

Under the Bipartisan Budget Act of 2015, the Obama Administration will receive $33.0 billion of the $38.0 billion national defense spending increase it sought in FY 2016. In summary the budget agreement:

•	extends the BCA out to 2025;

•	suspends the U.S. debt limit/ceiling until March 2017;

•	increased spending caps for FY 2016 and FY 2017, by $80.0 billion, including $50.0 billion in FY 2016 and $30.0 billion in FY 2017, split evenly between defense and domestic priorities; and

•	includes a FY 2016 DoD base budget of $548.0 billion; and includes a FY 2016 overseas contingency operation budget of $59.0 billion.

Current Reporting Segments

The Company operates in three reportable segments. The KGS reportable segment is comprised of an aggregation of KGS operating segments, including our microwave electronic products, satellite communications, modular systems and rocket support operating segments. The US reportable segment consists of our unmanned aerial system and unmanned ground and seaborne system businesses. The PSS reportable segment provides independent integrated solutions for advanced homeland security, public safety, critical infrastructure, and security and surveillance systems for government and commercial applications. We organize our business segments based primarily on the nature of the products, solutions and services offered. For additional information regarding our reportable segments, see Note 13 of the Notes to Consolidated Financial Statements. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets wherever possible.

Discontinued Operations

On August 21, 2015, the Company completed the sale of the U.S. and U.K. operations of its Electronic Products Division to Ultra and the Buyer in the Transaction. Pursuant to the terms of the Purchase Agreement, the Company sold to the Buyer all of the issued and outstanding capital stock of its wholly owned subsidiary Herley and the Herley Entities, for $260.0 million and $5.0 million for taxes incurred as part of the Transaction, less a $2.0 million escrow to satisfy any purchase price adjustments and a working capital adjustment of approximately $8.3 million.

In November 2015, the Company and Ultra settled the working capital adjustment at $8.1 million, and the net cash position at closing, resulting in a net payment to the Company of $2.7 million. This represents the payment from escrow to the Company of $2.0 million, as well as the payment from Ultra of $0.7 million, reflecting the difference in the estimated working capital and actual working capital and the net cash position at the close of the Transaction. In December 2015, the Company submitted to Ultra for reimbursement the maximum $5.0 million for taxes incurred as part of the Transaction, which was reimbursed in January 2016.

The Company’s December 27, 2015 consolidated financial statements have been recast for all periods presented to reflect the disposition of the Herley Entities which are reported in discontinued operations. The Company’s Comparison of Results and Liquidity and Capital Resources in its Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 29, 2013, December 28, 2014 and December 27, 2015 also reflect the recast. See Note 8 of the Notes to Consolidated Financial Statements for a further discussion of our discontinued operations.

Key Financial Statement Concepts

As of December 27, 2015, we consider the following factors to be important in understanding our financial statements.

KGS’ and US’ business with the U.S. Government and prime contractors is generally performed under fixed-price, cost reimbursable, or time and materials contracts. Cost reimbursable contracts for the U.S. Government provide for reimbursement of costs plus the payment of a fee. Some cost reimbursable contracts include incentive fees that are awarded based on performance on the contract. Under time and materials contracts, we are reimbursed for labor hours at negotiated hourly billing rates and reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expenses. In accounting for our long-term contracts for production of products and services provided to the U.S. Government and provided to our PSS segment customers under fixed-price contracts, we utilize both cost-to-cost and units delivered measures under the percentage-of-completion method of accounting in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. Under the units delivered measure of the percentage-of-completion method of accounting, sales are recognized as the units are accepted by the customer generally using sales values for units in accordance with the contract terms. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on deliveries or as computed on the basis of the estimated final average unit costs plus profit. We classify contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts.

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

We monitor our policies and procedures with respect to our contracts on a regular basis to ensure consistent application under similar terms and conditions as well as compliance with all applicable government regulations. In addition, costs incurred and allocated to contracts with the U.S. Government are routinely audited by the DCAA.

We manage and assess the performance of our businesses based on our performance on individual contracts and programs obtained generally from government organizations with consideration given to our Critical Accounting Principles and Estimates discussed below. Due to the Federal Acquisition Regulation rules that govern our business, most types of costs are allowable, and we do not focus on individual cost groupings (such as cost of sales or general and administrative costs) as much as we do on total contract costs, which are a key factor in determining contract operating income. As a result, in evaluating our operating performance, we look primarily at changes in sales and service revenues, and operating income, including the effects of significant changes in operating income. Changes in contract estimates are reviewed on a contract-by-contract basis and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision in accordance with GAAP. Significant management judgments and estimates, including the estimated costs to complete the project, which determine the project’s percentage complete, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates.

Results of Operations

Comparison of Results for the Year Ended December 28, 2014 to the Year ended December 27, 2015

Revenues. Revenues by reportable segment for the years ended December 28, 2014 and December 27, 2015 are as follows (in millions):

	2014	2015	$ Change	% Change
Unmanned Systems
Service revenues	$—	$—	$—
Product sales	81.5	66.3	(15.2)	(18.7)%
Total Unmanned Systems	81.5	66.3	(15.2)	(18.7)%
Kratos Government Solutions
Service revenues	207.4	209.5	2.1	1.0%
Product sales	277.7	236.6	(41.1)	(14.8)%
Total Kratos Government Solutions	485.1	446.1	(39.0)	(8.0)%
Public Safety & Security
Service revenues	183.4	144.7	(38.7)	(21.1)%
Product sales	13.0	—	(13.0)	(100.0)%
Total Public Safety & Security	196.4	144.7	(51.7)	(26.3)%

Total service revenues	390.8	354.2	(36.6)	(9.4)%
Total product sales	372.2	302.9	(69.3)	(18.6)%
Total revenues	$763.0	$657.1	$(105.9)	(13.9)%

Revenues decreased $105.9 million from $763.0 million in 2014 to $657.1 million in 2015. The decrease in revenues was primarily attributable to our PSS business due in part to a one-time shipment of sophisticated communication equipment of $13.0 million that occurred in the second quarter of 2014, as well as due to the completion or wind-down of certain security installation projects and due to the Company’s change in strategic direction in the fourth quarter of 2014 to capture higher margin work and only selectively bid on larger security integration projects that traditionally generate lower margins, resulting in aggregate reduced service revenues in the PSS segment of $38.7 million for the year ended December 27, 2015. In addition, for the year ended December 27, 2015, KGS segment revenue decreased by $39.0 million due primarily to reduced shipments of our specialized ground equipment products of $38.6 million, delays in orders and awards as a result of the challenging federal government and DoD funding environment, and continued reduction in our legacy government services business of $14.7 million, which includes reset work on legacy weapons systems, all of which adversely impacted the timing of new contract awards, bookings and our revenues, offset partially by growth in our simulation and training business and in technical government services where we support directed energy weapons and electromagnetic railgun efforts, which aggregated a net increase of $16.4 million. Revenues in our US segment decreased by $15.2 million primarily as a result of a reduction in shipments of certain of our aerial target products due to delays in the timing of follow-on and new international contract awards.

Product sales decreased $69.3 million from $372.2 million for the year ended December 28, 2014 to $302.9 million for the year ended December 27, 2015, primarily as a result of the decline in product shipments due to the factors discussed above in our KGS, PSS and US segments. As a percentage of total revenue, product revenues were 48.8% for the year ended December 28, 2014 as compared to 46.1% for the year ended December 27, 2015. Service revenues decreased by $36.6 million from $390.8 million for the year ended December 28, 2014 to $354.2 million for the year ended December 27, 2015. The decrease was primarily related to the change in strategic direction and the completion of larger security installation projects in our PSS segment as well as the continued reduction in our legacy government services business as discussed above.

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

Cost of revenues.  Cost of revenues decreased from $583.6 million for the year ended December 28, 2014 to $495.3 million for the year ended December 27, 2015. The $88.3 million decrease in cost of revenues was primarily a result of decreased revenue discussed above.

Gross margin percentage increased from 23.5% for the year ended December 28, 2014 compared to 24.6% for the year ended December 27, 2015. Margins on services increased from 22.1% for the year ended December 28, 2014 to 24.8% for the year ended December 27, 2015, due primarily to a more favorable mix of revenues. Margins on product sales decreased for the year ended December 28, 2014 as compared to December 27, 2015 from 25.0% to 24.5%, respectively, primarily as a result of a change in mix of products sold. Margins in the KGS segment increased from 25.3% for the year ended December 28, 2014 to 25.4% for the year ended December 27, 2015, primarily as a result of change in the mix of products sold. Margins in the US segment decreased from 23.2% for the year ended December 28, 2014 to 16.3% for the year ended December 27, 2015, primarily due to a less favorable mix of products produced and shipped and due to increased contract costs primarily reflecting retrofits required to conform to required design configuration changes identified in recent successful demonstration test flights recorded on certain international aerial target projects in the year ended December 27, 2015. Margins in the PSS segment increased from 19.3% for the year ended December 28, 2014 to 26.0% for the year ended December 27, 2015 as a result of a more favorable mix of revenues, resulting from the strategic shift in focus on smaller sized, higher margin projects and only selectively bidding on larger sized lower margin projects, the completion of certain lower margin projects, as well as the impact of cost reduction actions that were taken during the year ended December 27, 2015.

Selling, general and administrative expenses (“SG&A”).  SG&A decreased $2.9 million from $153.6 million for the year ended December 28, 2014 to $150.7 million for the year ended December 27, 2015. The decrease was primarily the result of a $6.1 million reduction of amortization of intangibles in 2015, as a result of certain intangible assets being fully amortized, as well as cost reduction actions taken by the Company, offset partially by increased discretionary investments to pursue business opportunities in the unmanned tactical aircraft market. As a percentage of revenues, SG&A increased from 20.1% for fiscal 2014 to 22.9% for fiscal 2015. Excluding amortization of intangibles of $19.1 million for the year ended December 28, 2014 and amortization of intangibles of $13.0 million for the year ended December 27, 2015, SG&A increased as a percentage of revenues from 17.6% to 21.0% for the year ended December 28, 2014 and December 27, 2015, respectively, due primarily to the decline in revenues discussed previously, as well as the impact of the public company corporate SG&A costs which are not allocable to the Herley Entities which have been classified as discontinued operations. In addition, due to contract award delays specifically in our unmanned and modular systems businesses, the reduced volumes have resulted in increased unabsorbed overhead costs.

Internal research and development (IR&D) expenses.  IR&D expenses decreased from $18.6 million for the year ended December 28, 2014 to $16.2 million for the year ended December 27, 2015. As a percentage of revenues, IR&D increased from 2.4% of revenues for the year ended December 28, 2014 to 2.5% of revenues for the year ended December 27, 2015. IR&D expenditures are primarily related to investments we are making in conjunction with our customers and prospective customers, with the objectives of the Company’s products being the new platform for or “designed in” to certain new long term program opportunities and the Company owning certain intellectual property rights for products that support these programs primarily in our unmanned systems and microwave electronic businesses as well as technology upgrades and refresh activities that are necessary for the next generation of our existing product lines primarily in our satellite communications business.

Unused office space and other restructuring. The expense of $1.7 million for the year ended December 28, 2014 was primarily due to an estimated excess facility accrual of office space at our Sacramento, California administrative facilities, and employee termination costs related to personnel reduction actions taken during the year. The benefit of $0.7 million for the year ended December 27, 2015 was due to a reduction of the liability for unused office space at our Columbia, Maryland facility resulting from the execution of a recent sublease arrangement, partially offset by an impairment of leasehold improvements and office furniture and equipment at that location, and employee termination costs related to personnel reduction actions taken during the year.

Other expense, net.  Other expense, net decreased from $77.1 million to $40.1 million for the years ended December 28, 2014 and December 27, 2015, respectively. The decrease in expense of $37.0 million was primarily related to

$39.1 million loss on the extinguishment of the 10% Notes in the second quarter of 2014 and a reduction in interest expense as a result of the refinancing of our 10% Notes with our 7% Notes.

Provision (benefit) for income taxes. The provision for income taxes changed from a provision of $3.9 million on a loss of $71.8 million from continuing operations before income taxes for the year ended December 28, 2014 to a benefit of $11.4 million on a loss before income taxes of $44.6 million for the year ended December 27, 2015. The provision for the year ended December 28, 2014 was primarily comprised of a provision for foreign and state taxes increased by the change in the indefinite life deferred tax liability. The benefit for the year ended December 27, 2015 was primarily due to the intra-period allocation rules in ASC Topic 740, Income Taxes. Intra-period allocation rules require the Company to allocate its provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. In periods in which there is a pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as discontinued operations, the Company must allocate the tax provision to other categories of earnings. A related tax benefit is then recorded in continuing operations. See Note 7 of Notes to Consolidated Financial Statements for a further discussion of our income taxes.

Income (loss) from discontinued operations. Revenue from discontinued operations decreased from $108.9 million to $59.7 million for the year ended December 28, 2014 and December 27, 2015, respectively. The reduction is primarily due to the sale of the Herley Entities which occurred on August 21, 2015, and therefore reflects the operating performance through the date of sale compared to a full year’s operating results for the comparable prior year. The net loss from discontinued operations was $2.3 million for the year ended December 27, 2014 and net income was $53.0 million for the year ended December 27, 2015 which includes the gain on sale of the Herley Entities of $80.8 million. The loss and income for the two years also reflects interest expense allocated to discontinued operations of $15.0 million and $9.1 million for the year ended December 28, 2014 and December 27, 2015, respectively.

Comparison of Results for the Year Ended December 29, 2013 to the Year ended December 28, 2014

Revenues. Revenues by reportable segment for the years ended December 29, 2013 and December 28, 2014 are as follows (in millions):

	2013	2014	$ Change	% Change
Unmanned Systems
Service revenues	$—	$—	$—
Product sales	121.6	81.5	(40.1)	(33.0)%
Total Unmanned Systems	121.6	81.5	(40.1)	(33.0)%
Kratos Government Solutions
Service revenues	233.9	207.4	(26.5)	(11.3)%
Product sales	278.9	277.7	(1.2)	(0.4)%
Total Kratos Government Solutions	512.8	485.1	(27.7)	(5.4)%
Public Safety & Security
Service revenues	209.7	183.4	(26.3)	(12.5)%
Product sales	—	13.0	13.0	100.0%
Total Public Safety & Security	209.7	196.4	(13.3)	(6.3)%

Total service revenue	443.6	390.8	(52.8)	(11.9)%
Total product sales	400.5	372.2	(28.3)	(7.1)%
Total revenue	$844.1	$763.0	$(81.1)	(9.6)%

Revenues decreased $81.1 million from $844.1 million in 2013 to $763.0 million in 2014. The decrease in revenues was primarily due to contract delays as a result of competitor protests on awards made to Kratos, a decline in shipments of our defense products, and delays in orders and awards as a result of the challenging federal government and DoD funding environment, all of which adversely impacted the timing of new contract awards, bookings and the Company’s revenues. Additionally, revenues in our KGS Segment were also adversely impacted by a decrease resulting from the expected completion of two sizable satellite communications projects as the scope of work completed its natural contract life cycle transitioning from production to sustainment, which impacted revenue by approximately $18.5 million, and continued ongoing weakness and increased competition and commoditization in our legacy government services businesses of approximately $26.1 million. Revenues in our US Segment were impacted by the reduction of shipments of certain of our aerial target products due primarily to delays in the timing of follow-on and new international contract awards. These reductions in our KGS and US segments were partially offset by growth in our simulation and training business of $18.8 million in our KGS Segment. PSS segment revenue decreased by $13.3 million, which was primarily due to the delay in contract awards and project starts in 2014 offset by the delivery of security related communication equipment of $13.0 million.

Product sales decreased $28.3 million from $400.5 million for the year ended December 29, 2013 to $372.2 million for the year ended December 28, 2014, primarily as a result of the decline in product shipments due to the factors discussed above. As a percentage of total revenue, product revenues were 47.4% for the year ended December 29, 2013 as compared to 48.8% for the year ended December 28, 2014. Service revenues decreased by $52.8 million from $443.6 million for the year ended December 29, 2013 to $390.8 million for the year ended December 28, 2014. The decrease was primarily related to reductions in the legacy government service revenues and other service contracts in the KGS segment, which reductions were being experienced industry wide as a result of declining DoD budgets, changes in certain DoD procurement rules and other factors, as well as due to the expected completion of two sizable satellite communications projects.

As described in our “Critical Accounting Principles and Estimates” below and in the Notes to Consolidated Financial Statements contained within this Annual Report, we utilize both the cost-to-cost and units delivered measures under the percentage-of-completion method of accounting for recognizing revenue as provided for in Topic 605. When revenue is calculated using the percentage-of-completion method, total costs incurred to date are compared to total estimated costs to complete the contract. These estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated costs to complete projects, which determine the project’s percentage of completion, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates. During the reporting periods contained herein, we did experience revenue and margin adjustments on certain projects based on the aforementioned factors, but the effect of such adjustments, both positive and negative, when evaluated in total were determined to be immaterial to our Consolidated Financial Statements contained within this Annual Report.

Cost of revenues.  Cost of revenues decreased from $639.6 million for the year ended December 29, 2013 to $583.6 million for the year ended December 28, 2014. The $56.0 million decrease in cost of revenues was primarily a result of decreased revenue discussed above.

Gross margin percentage declined from 24.2% for the year ended December 29, 2013 compared to 23.5% for the year ended December 28, 2014. Margins on services decreased from 24.4% for the year ended December 29, 2013 to 22.1% for the year ended December 28, 2014, due primarily to an unfavorable mix of revenues and decreased margins in our PSS segment. Margins on product sales increased for the year ended December 29, 2013 as compared to December 28, 2014 from 24.0% to 25.0%, respectively, primarily as a result of a change in mix of products sold. Margins in the KGS segment increased from 24.7% for the year ended December 29, 2013 to 25.3% for the year ended December 28, 2014, primarily as a result of change in the mix of products sold. Margins in the US segment increased from 19.4% for the year ended December 29, 2013 to 23.2% for the year ended December 28, 2014, primarily as a result of increased costs recorded of approximately $5.5 million on certain aerial target contracts to reflect retrofits necessary to address design changes recorded in the year ended December 29, 2013, compared to net increased costs recorded of $3.1 million for similar retrofit related matters and a contract conversion adjustment on certain of our unmanned aerial platforms recorded in the year ended December 28, 2014. Margins in the PSS segment decreased from 25.8% for the year ended December 29, 2013 to 19.3% for the year ended December 28, 2014 as a result of decreased service margins and due to costs incurred on two sizable projects, which were completed in 2014 or were near-completion, under which we were in the process of submitting or had submitted change orders to customers to reimburse us for the work we performed at our customers’ request, but for which we had not completed negotiations for such change orders, and therefore had not reflected the estimated value of these change orders in our revenues.

Selling, general and administrative expenses.  SG&A decreased $19.2 million from $172.8 million for the year ended December 29, 2013 to $153.6 million for the year ended December 28, 2014. The decrease was primarily the result of a $13.7 million reduction of amortization of intangibles in 2014, as a result of certain intangible assets being fully amortized, as well as cost reduction actions taken by the Company. As a percentage of revenues, SG&A decreased from 20.5% for fiscal 2013 to 20.1% for fiscal 2014. Excluding amortization of intangibles of $32.8 million for the year ended December 29, 2013 and amortization of intangibles of $19.1 million for the year ended December 28, 2014, SG&A increased as a percentage of revenues from 16.6% to 17.6% for the year ended December 29, 2013 and December 28, 2014, respectively, primarily as a result of the decline in revenues discussed previously, and increased compliance costs including internal cyber security costs incurred to protect the Company’s assets, and Sarbanes Oxley Act of 2002 and audit compliance costs including internal audit and external audit costs.

Merger and acquisition related items.  Merger and acquisition expenses increased $4.0 million from a benefit of $3.8 million to $0.2 million expense for the years ended December 29, 2013 and December 28, 2014, respectively.  The benefit of $3.8 million in 2013 was due to the reduction in a $3.1 million liability as a result of our final settlement of our obligations related to former officers and directors of Integral Systems, Inc. (“Integral”) on July 1, 2013, as well as a $2.7 million settlement, net of associated legal fees, arising from a contract dispute with a former subcontractor of the Company pursuant to a settlement agreement executed in December 2013. Both of these benefits were offset partially by legal fees and settlements related to prior acquisitions.

Internal research and development (IR&D) expenses.  IR&D expenses decreased from $19.7 million for the year ended December 29, 2013 to $18.6 million for the year ended December 28, 2014. As a percentage of revenues, IR&D increased from 2.3% of revenues for the year ended December 29, 2013 to 2.4% of revenues for the year ended December 28, 2014 as a result of certain investments the Company made primarily related to new programs and platforms in the electronic products business, the unmanned systems area, and the satellite communications business.

Unused office space and other restructuring. The benefit of $2.4 million for the year ended December 29, 2013 was due to a reduction in the excess facility accrual of office space at the Columbia, Maryland administrative facilities, partially offset by expenses related to workforce reductions as a result of cost reduction initiatives we implemented across the Company. The expense of $1.7 million for the year ended December 28, 2014 was primarily due to an estimated excess facility accrual of office space at our Sacramento, California administrative facilities, as well as due to employee termination costs related to personnel reduction actions taken during the year.

Other expenses, net.  Other expense, net increased from $46.6 million to $77.1 million for the years ended December 29, 2013 and December 28, 2014, respectively. The increase in expense of $30.5 million was primarily related to $39.1 million loss on the extinguishment of the Company’s 10% Senior Secured Notes due 2017, offset by a $7.0 million reduction in interest expense, resulting from the refinance of the Company’s 10% Senior Secured Notes to the 7% Senior Secured Notes.

Provision (benefit) for income taxes. The provision for income taxes changed from a provision of $1.1 million on a loss of $28.4 million from continuing operations before income taxes for the year ended December 29, 2013 to a provision of $3.9 million on a loss before income taxes of $71.8 million for the year ended December 28, 2014. The provision for the year ended December 29, 2013 was primarily comprised of a provision for foreign and state taxes offset by a tax benefit related to a statute of limitations expiration of unrecognized tax benefits. The provision for the year ended December 28, 2014 was primarily comprised of a provision for foreign and state taxes increased by the change in the indefinite life deferred tax liability. See Note 7 of the Notes to Consolidated Financial Statements for a further discussion of our income taxes.

Loss from discontinued operations. The loss from discontinued operations of $7.7 million for the year ended December 29, 2013 and the loss of $2.3 million for the year ended December 28, 2014 is primarily attributable to interest expense allocated to discontinued operations of $17.5 million and $15.0 million for the years ended December 29, 2013 and December 28, 2014, respectively. Revenue from discontinued operations decreased from $114.5 million to $108.9 million for the year ended December 30, 2013 and December 29, 2014, respectively. See Note 8 of the Notes to Consolidated Financial Statements for a further discussion of our discontinued operations.

Liquidity and Capital Resources

As of December 27, 2015, we had cash and cash equivalents of $28.5 million compared with cash and cash equivalents of $33.5 million as of December 28, 2014, which includes $10.8 million and $10.3 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, however, they are essentially considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. they could be repatriated, and their repatriation into the U.S. may cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated. We do not currently intend to repatriate these earnings.

Our total debt, including capital lease obligations, principal due on the Notes, other term debt, the discount of $3.3 million on the Notes issued, and debt issuance costs of $4.3 million decreased by $211.4 million from $656.5 million as of December 28, 2014 to $445.1 million as of December 27, 2015. The decrease in debt was due to the repurchase of $175.0 million of Notes and the repayment of $41.0 million on the Credit Agreement.

We use our operating cash flow to finance trade accounts receivable, fund necessary increases in inventory, fund capital expenditures, our IR&D investments, and our ongoing operations, service our debt and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services since a number of our receivables are contractually billable and due to us only when certain contractual milestones are achieved. Our days sales outstanding on our receivables can be impacted and can fluctuate due to contractual billing milestones under which we are unable to bill and collect certain amounts until the milestones have been satisfied. Financing increases in inventory balances is necessary to fulfill shipment requirements to meet delivery schedules of our customers. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components.

A summary of our net cash provided by (used in) operating activities from continuing operations from our Consolidated Statements of Cash Flows is as follows (in millions):

	Year Ended
	December 29, 2013	December 28, 2014	December 27, 2015
Net cash provided by (used in) operating activities from continuing operations	$21.9	$2.5	$(29.7)

Our cash provided by operating activities was impacted by interest expense we paid related to our Senior Secured Notes. We paid $63.8 million, $57.1 million, and $43.8 million in interest expense in 2013, 2014, and 2015, respectively. Cash provided by operating activities in 2014 and 2015 was also negatively impacted by reduced operating income which reflected discretionary investments we have made in internally funded research and development and increased SG&A expenditures primarily related to business capture pursuits in the tactical unmanned aircraft systems initiatives, as well as changes in working capital accounts.

Our cash used in investing activities from continuing operations is summarized as follows (in millions):

	Year Ended
	December 29, 2013	December 28, 2014	December 27, 2015
Investing activities:
Cash paid for acquisitions, net of cash acquired	$2.2	$(2.6)	$—
Proceeds from sale of assets	—	—	0.9
Change in restricted cash	0.4	(0.4)	4.7
Capital expenditures	(13.3)	(11.6)	(11.3)
Net cash used in investing activities from continuing operations	$(10.7)	$(14.6)	$(5.7)

Net cash used in investing activities was primarily driven by capital expenditures in 2013, 2014, and 2015 which reflects investments we made for certain machinery, test equipment, and demonstration units in our unmanned aerial systems business, and to a lesser degree, investments we made in our microwave electronic products business, and our satellite communications business.

Cash used in financing activities from continuing operations is summarized as follows (in millions):

	Year Ended
	December 29, 2013	December 28, 2014	December 27, 2015
Financing activities:
Proceeds from the issuance of long-term debt	$—	$618.5	$—
Extinguishment of long-term debt	—	(661.5)	(175.0)
Proceeds from the issuance of common stock	—	—	—
Cash paid for contingent acquisition consideration	(2.1)	—	(1.1)
Borrowings under credit facility	—	41.0	—
Repayment under credit facility	(1.0)	(1.0)	(42.0)
Debt issuance costs	—	(10.0)	—
Proceeds from the exercise of restricted stock units, employee stock options, and employee stock purchase plan	1.5	3.3	3.4
Other	(0.4)	—	—
Net cash used in financing activities from continuing operations	$(2.0)	$(9.7)	$(214.7)

Net cash used in financing activities for the year ended December 28, 2014 reflects refinancing $625.0 million of our 10% Senior Secured Notes due in 2017 with $625.0 million of 7.00% Senior Secured Notes due in 2019 as well as a $41.0 million borrowing on our new Credit Agreement. We utilized the net proceeds from the 7% Notes of $618.5 million, and the $41.0 million draw on our Credit Agreement to retire the 10% Notes for $661.5 million. Net cash flows used in financing activities from continuing operations for the year ended December 27, 2015 was primarily due to the repurchase of $175.0 million of our 7% Notes and the repayment of $41.0 million outstanding on our Credit Agreement.

Cash provided by (used in) discontinued operations is summarized as follows (in millions):

	Year Ended
	December 29, 2013	December 28, 2014	December 27, 2015
Net operating cash flows provided by (used in) discontinued operations	$(1.4)	$4.1	$2.8
Net investing cash flows provided by (used in) discontinued operations	(2.0)	(2.6)	242.5

The operating cash flow from discontinued operations for the years ended December 29, 2013, December 28, 2014 and December 27, 2015 is substantially related to Herley Industries, Inc. and certain of Herley’s subsidiaries. The investing cash flow from discontinued operations for the year ended December 27, 2015 reflects cash provided of $243.2 million which is related to the sale of the Herley Entities, net of related transaction expenses.

7.00% Senior Secured Notes due 2019

In May 2014, we refinanced our $625.0 million 10% Notes with $625.0 million of newly issued 7% Notes. The net proceeds from the issuance of the 7% Notes was $618.5 million after an original issue discount of $6.5 million. We incurred debt issuance costs of $8.8 million associated with the new 7% Notes. We utilized the net proceeds from the 7% Notes, a $41.0 million draw on our Credit Agreement discussed below, as well as cash from operations to extinguish the 10% Notes. The total reacquisition price of the 10% Notes was $661.5 million, including a $31.2 million early termination fee, the write-off of $15.5 million of unamortized issue costs, $12.9 million of unamortized premium, along with $5.3 million of additional interest while in escrow, which resulted in a loss on extinguishment of $39.1 million.

We completed the offering of the 7% Notes (hereafter the “Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Act”). The Notes are governed by the Indenture among us, the Subsidiary Guarantors and Wilmington Trust, National Association, as Trustee and Collateral Agent. A Subsidiary Guarantor can be released from its guarantee if (a) all of the Capital Stock issued by such Subsidiary Guarantor or all or substantially all of the assets of such Subsidiary Guarantor are sold or otherwise disposed of; (b) we designate such Subsidiary Guarantor as an Unrestricted Subsidiary; (c) we exercised our legal defeasance option or its covenant defeasance option; or (d) upon satisfaction and discharge of the Indenture or payment in full in cash of the principal of, premium, if any, accrued and unpaid interest.

The holders of the Notes have a first priority lien on substantially all of our assets and the assets of the Subsidiary Guarantors, except with respect to accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property), on which the holders of the Notes have a second priority lien to the Company’s $110.0 million Credit Agreement.

We pay interest on the Notes semi-annually, in arrears, on May 15 and November 15 of each year.
The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of December 27, 2015, we were in compliance with the covenants contained in the Indenture governing the Notes.

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

Following the sale of the Company’s U.S. and U.K. Electronic Products Division (see Note 8 of the Notes to Consolidated Financial Statements), the Company, on September 22, 2015, repurchased $175.0 million of the Notes at par, in accordance with the Indenture and on August 21, 2015 paid down the $41.0 million outstanding on the Company’s $110.0 million Credit Agreement.

The total reacquisition price of the Notes was $178.4 million including the write off of $1.8 million of unamortized issue costs, $1.4 million of unamortized discount, along with $0.2 million of legal fees, which resulted in a loss on extinguishment of $3.4 million.

To the extent there are any unapplied net proceeds from the asset disposition 360 days following the sale, such amounts are required to be utilized to repurchase Notes at par at that time. At December 27, 2015, the Company has approximately $4.0 million to $6.0 million of estimated remaining net proceeds that it intends to invest in replacement collateral under the Indenture within the 360 days following the asset disposition.

Other Indebtedness

$110.0 Million Credit Agreement

On May 14, 2014, the Company replaced its credit facility with KeyBank National Association and entered into the Credit Agreement.  The Credit Agreement established a five-year senior secured revolving credit facility in the maximum amount of $110.0 million (subject to a potential increase of the maximum principal amount to $135.0 million, subject to the Agent’s and applicable lenders’ approval as described therein), consisting of a subline for letters of credit in the amount not to exceed $50.0 million, as well as a swingline loan in an aggregate principal amount at any time outstanding not to exceed $10.0 million. The Credit Agreement is secured by a lien on substantially all of our assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The Credit Agreement has a first priority lien on accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property). On all other assets, the Credit Agreement has a second priority lien junior to the lien securing the Notes.

The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, and investments, and limits on other various payments, as well as a financial covenant relating to a minimum fixed charge coverage ratio of 1.15:1. Events of default under the terms of the Credit Agreement include, but are not limited to: failure of the Company to pay any principal of any loans in full when due and payable; failure of the Company to pay any interest on any loan or any fee or other amount payable under the Credit Agreement within three business days after the date when due and payable; failure of the Company or any of its subsidiaries to comply with certain covenants and agreements, subject to applicable grace periods and/or notice requirements; or any representation, warranty or statement made in or pursuant to the Credit Agreement or any related writing or any other material information furnished by the Company or any of its subsidiaries to the Agent or the lenders shall prove to be false or erroneous; and the occurrence of an event or condition having or reasonably likely to have a material adverse effect, which includes a material adverse effect on the business, operations, condition (financial or otherwise) or prospects of the Company or the ability of the Company to repay its obligations. Where an event of default arises from certain bankruptcy events, the commitments shall automatically and immediately terminate and the principal of, and interest then outstanding on, all of the loans shall become immediately due and payable. Subject to certain notice requirements and other conditions, upon the occurrence of an event of default, including the occurrence of a condition having or reasonably likely to have a material adverse effect, commitments may be terminated and the principal of, and interest then outstanding on, all of the loans may become immediately due and payable. At December 27, 2015 and December 28, 2014, no event of default had occurred and the Company believed that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Credit Agreement, had not occurred and was remote.

Borrowings under the Credit Agreement may take the form of a base rate revolving loan, Eurodollar revolving loan or swingline loan.  Base rate revolving loans and swingline loans will bear interest at a rate per annum equal to the sum of the applicable margin from time to time in effect plus the highest of (i) the Agent’s prime lending rate, as in effect at such time, (ii) the federal funds rate, as in effect at such time, plus 0.50% per annum, and (iii) the adjusted London Interbank Offered Rate (“LIBOR”) determined at such time for an interest period of one month, plus 1.00% per annum. Eurodollar revolving loans will bear interest at a rate per annum equal to the sum of the applicable margin from time to time in effect plus the adjusted LIBOR rate. The applicable margin varies between 1.50% - 2.00% for base rate revolving loans and swingline loans and 2.50% - 3.00% for Eurodollar loans, and is based on several factors including our then-existing borrowing base and the Lender’s total commitment amount and revolving credit exposure. The calculation of our borrowing base takes into account several items relating to us and our subsidiaries, including amounts due and owing under billed and unbilled accounts receivables, then-held eligible raw materials inventory, work-in-process inventory, and applicable reserves.

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

The terms of the Third Amendment also included the establishment of a reserve (the “Herley Disposition Proceeds Reinvestment Reserve”), that will reduce the maximum $110.0 million total borrowing base on the credit facility. With the sale of the Herley Entities, this reserve will be based upon the collateral carrying value under the Credit Agreement of the Herley Entities disposed. The reserve and therefore the maximum borrowing base will be adjusted monthly for the subsequent cumulative reinvestment in similar collateral assets over a period not to exceed 360 days from the sale of the Herley Entities. As of December 27, 2015, the reserve on the maximum borrowings, adjusted for cumulative reinvestment in similar collateral assets since the sale of the Herley Entities was $4.9 million, resulting in a reduced maximum facility of $105.1 million. To the extent that reinvestment occurs in similar collateral assets, the facility will be reinstated accordingly up to a maximum of $110.0 million. The Company expects to make investments in assets that will replace the collateral which will reinstate the maximum facility to the full $110.0 million.

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

As of December 27, 2015, there were no borrowings outstanding on the Credit Agreement and $11.1 million was outstanding on letters of credit, resulting in net borrowing base availability of $60.1 million. The Company was in compliance with the financial covenants as of December 27, 2015.

Debt Acquired in Acquisition of Herley

We assumed a $10.0 million ten-year term loan with a bank in Israel that Herley entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of December 27, 2015 was $2.7 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants including a minimum net equity covenant as defined in the loan agreement. We were in compliance with the financial covenants of the loan agreement as of December 27, 2015.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments at December 27, 2015, and the effect such obligations could have on our liquidity and cash flow in future periods (in millions):

	Payments due/forecast by Period
	Total	2016	2017 - 2018	2019 - 2020	2021 and After
Debt, net of interest(1)	$452.7	$1.0	$1.7	$450.0	$—
Estimated interest on debt(2)	106.5	31.6	63.1	11.8	—
Purchase orders(3)	95.8	81.6	14.2	—	—
Operating leases(4)	73.5	19.5	31.3	19.6	3.1
Unrecognized tax benefits, including interest and penalties(5)	—	—	—	—	—
Total commitments and recorded liabilities	$728.5	$133.7	$110.3	$481.4	$3.1

(1)
The Notes in the aggregate outstanding principal amount of $450.0 million are due May 15, 2019. See Note 4 in the Notes to Consolidated Financial Statements contained within this Annual Report for further details.

(2)
Includes interest payments based on current interest rates for variable rate debt and the Notes. See Note 4 in the Notes to Consolidated Financial Statements contained within in this Annual Report for further details.

(3)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or services have not been performed.

(4)
We have entered into or acquired various non-cancelable operating lease agreements that expire on various dates through 2025. The amounts include $5.5 million in excess facility costs and exclude expected sublease income. See Note 5 in the Notes to Consolidated Financial Statements contained within this Annual Report for further details.

(5)
Our Consolidated Balance Sheet at December 27, 2015 included a $3.6 million noncurrent liability for uncertain tax positions, all of which may result in cash payments. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlements with the taxing authorities.

As of December 27, 2015, we have $11.1 million of standby letters of credit outstanding. Our letters of credit are primarily related to milestone payments received from foreign customers for which the customer has not yet received the product. Additional information regarding our financial commitments at December 27, 2015 is provided in the Notes to Consolidated Financial Statements contained in this Annual Report, specifically Note 14.

Other Liquidity Matters

We intend to fund our cash requirements with cash flows from operating activities and borrowings under the Credit Agreement. We believe these sources should be sufficient to meet our cash needs for at least the next 12 months. As discussed in Item 1A “Risk Factors” contained within this Annual Report, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in our industry deteriorate or our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues or further reduce our expenses, we may experience, in the future, a significant long-term negative impact to our financial results and cash flows from operations. In such a situation, we could fall out of compliance with our financial and other covenants which, if not waived, could limit our liquidity and capital resources.

Critical Accounting Principles and Estimates

We have identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements. The preparation of our Consolidated Financial Statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, stockholders’ equity, revenues and expenses, and related disclosures of contingent assets and liabilities. On a periodic basis, as deemed necessary, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, valuation of inventory including the reserves for excess and obsolete inventory, valuation of long-lived assets including identifiable intangibles and goodwill, accounting for income taxes including the related valuation allowance, warranties, contingencies and litigation, contingent acquisition consideration, stock-based compensation, and losses on unused office space. We explain these accounting policies in the Notes to Consolidated Financial Statements contained within this Annual Report and at relevant sections in this discussion and analysis. These estimates are based on the information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions and such differences may be material.

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

For multiple element arrangements that include hardware products containing software essential to the hardware products’ functionality and undelivered non-software services, we allocate revenue to all deliverables based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) VSOE, (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”).

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

KGS has four operating segments: Defense Rocket Support Services (“DRSS”), Microwave Electronics Division (“ME”), Technical and Training Solutions (“TTS”), and Modular Systems (“MS”) that provide technology based defense solutions, involving products and services, primarily for mission critical U.S. National Security priorities, with the primary focus relating to the nation’s C5ISR requirements. The PSS operating segment provides integrated solutions for advanced homeland security, public safety, critical infrastructure security, and security and surveillance systems for government, industrial and commercial customers. The US reportable segment provides unmanned aerial systems and unmanned ground and seaborne systems. The Company has identified its reporting units to be the DRSS, ME, TTS, and MS operating segments, within its KGS reportable segment, the US reportable segment, and the PSS reportable segment to be tested for potential impairment in its fiscal year 2015 annual test.
We also perform impairment tests for goodwill whenever evidence of potential impairment exists. When it is determined that impairment has occurred, a charge to operations is recorded. In order to test for potential impairment, we estimate the fair value of each of our reporting units based on a comparison and weighting of the income approach, specifically the discounted cash flow (“DCF”) method and the market approach, which estimates the fair value of our reporting units based upon comparable market prices and recent transactions and also validates the reasonableness of the implied multiples from the income approach. We reconcile the fair value of our reporting units to our market capitalization on the last business day of fiscal October and assume a control premium.

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

The goodwill of the PSS, US, and KGS reportable segments are $35.6 million, $97.3 million and $350.5 million, respectively, at December 27, 2015.

In determining the fair value of our reporting units, there are key assumptions related to our future operating performance and revenue growth. If the actual operating performance and financial results are not consistent with our assumptions an impairment in our $483.4 million goodwill and $36.5 million long-lived intangibles could occur in future periods. In particular, the US reporting unit fair value includes assumptions that the development of the high performance

Unmanned Combat Aerial System (“UCAS”) product is successful and we are awarded future contracts for the UCAS product and other new tactical unmanned aircraft systems. Additionally, the US reporting unit fair value assumes that we will receive follow on orders for the Sub-Sonic Aerial Target (“SSAT”), which is currently under contract with the US Navy. For certain of our reporting units, the fair value includes assumptions of the entry to new international markets for which we have not yet penetrated. Additional risks for goodwill across all reporting units include, but not limited to the risks discussed in Item 1A “Risk Factors” contained within this Annual Report and:

•
a decline in our stock price and resulting market capitalization, if we determine the decline is sustained and is indicative of a reduction in the fair value below the carrying value of our reporting units;

•	a decrease in available government funding, including budgetary constraints affecting U.S. Government spending generally, or specific departments or agencies;

•	changes in U.S. Government programs or requirements, including the increased use of small business providers;

•	our failure to reach our internal forecasts could impact our ability to achieve our forecasted levels of cash flows and reduce the estimated discounted value of our reporting units;

•	volatility in equity and debt markets resulting in higher discount rates; and

•	market and political factors that could impact the success of new products, especially related to new unmanned systems platforms.

It is not possible at this time to determine if an impairment charge would result from these factors, or, if it does, whether such charge would be material. We will continue to monitor our goodwill for potential impairment indicators.

Accounting for income taxes and tax contingencies. FASB ASC Topic 740 Income Taxes (“Topic 740”) provides the accounting treatment for uncertainty in income taxes recognized in an enterprise’s financial statements. Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Topic 740 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

We have a valuation allowance at December 27, 2015 due to management’s overall assessment of risks and uncertainties related to our future ability to realize and, hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences and future tax deductions resulting from certain types of stock option exercises, before they expire.

The 2015 effective tax rate at December 27, 2015 for annual and interim reporting periods could be impacted if uncertain tax positions that are not recognized at December 27, 2015 are settled at an amount which differs from our estimate. Finally, during 2015 and thereafter, if we are impacted by a change in the valuation allowance as of December 27, 2015 resulting from a change in judgment regarding the realizability of deferred tax assets beyond December 27, 2015, such effect will be recognized in the interim period in which the change occurs.

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

The valuation provisions of Topic 718 apply to new awards and to awards that are outstanding on the effective date and subsequently modified or canceled. We use the Black-Scholes option pricing model and a lattice options pricing model for market condition options to estimate the fair value of our stock options at the grant date. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. The lattice options pricing model breaks down the time to expiration into potentially a very large number of time intervals, or steps which makes it possible to check at every point in an option’s life for the possibility of early exercise. Our employee stock options are generally subject to vesting restrictions and are generally not transferable.

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

Exposure to market risk for changes in interest rates relates to our outstanding debt. We are exposed to interest rate risk, primarily through our borrowing activities under the Credit Agreement discussed under “Liquidity and Capital Resources” above. Based on our current outstanding balances, a 1% change in the LIBOR rate would not materially impact our financial position. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments were contracted with investment grade counterparties to reduce exposure to interest rate risk on our prior credit facilities.

Exposure to market risk for foreign currency exchange rate risk is related to receipts from customers, payments to suppliers and intercompany loans denominated in foreign currencies. Accordingly, a strengthening of the U.S. dollar (“USD”) will negatively impact revenues and gross margins expressed in consolidated USD terms. We currently enter into limited foreign currency forward contracts to manage foreign currency exchange rate risk because exchange rate fluctuations have had, and we expect will have, minimal impact on our operating results and cash flows.

Cash and cash equivalents as of December 27, 2015 were $28.5 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on our net loss for the year ended December 27, 2015.

Commodity Price Risk Management

We purchase commodities for use in our manufacturing processes. We typically purchase these commodities at market prices, and as a result are affected by market price fluctuations. We have decided not to hedge these exposures as they are deemed immaterial.

Item 8. Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and supplementary data required by this item are set forth at the pages indicated in Item 15(a) (1) and 15(a) (2), respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
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

As required by Rule 13a-15(b) and 15d-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 27, 2015.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 27, 2015.

Our internal control over financial reporting has been audited by Deloitte & Touche LLP,  an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 27, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial accounting and reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of the fiscal year ended December 27, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2016 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 27, 2015.

Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2016 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 27, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2016 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 27, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2016 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 27, 2015.

Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2016 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 27, 2015.

PART IV

Item 15. Exhibits and Financial Statements Schedules.

(a)(1)	Financial Statements
The Consolidated Financial Statements of Kratos Defense & Security Solutions, Inc. and Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, are included in a separate section of this Annual Report beginning on page F-1.

(a)(2)	Financial Statement Schedules
All schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or the notes thereto.

(a) (3).  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date (File No.)	Exhibit	Filed- Furnished Herewith
2.1+	Agreement and Plan of Merger, dated February 7, 2011, by and among Kratos Defense & Security Solutions, Inc., Lanza Acquisition, Co. and Herley Industries, Inc. (incorporated by reference to Annex A to the Prospectus Supplement dated February 8, 2011, pursuant to the Registration Statement on Form S-3 of Kratos Defense & Security Solutions, Inc.)	424	02/08/2011 (333-161340)	n/a
2.2+	Agreement and Plan of Merger, dated May 15, 2011, by and among Kratos Defense & Security Solutions, Inc., Integral Systems, Inc., IRIS Merger Sub Inc., and IRIS Acquisition Sub LLC.	8-K	05/18/2011 (001-34460)	2.1
2.3+	Stock Purchase Agreement, dated May 31, 2015, by and among Kratos Defense & Security Solutions, Inc., Herley Industries, Inc., Ultra	10-Q	08/06/2015 (001-34460)	2.4
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc	10-Q	11/13/2001 (000-27231)	4.1
3.2	Certificate of Ownership and Merger of Kratos Defense & Security Solutions, Inc. into Wireless Facilities, Inc.	8-K	09/14/2007 (000-27231)	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	11/03/2009 (001-34460)	3.1
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock.	10-Q	11/13/2001 (000-27231)	4.2
3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (included as Exhibit A to the Preferred Stock Purchase Agreement dated as of May 16, 2002 among the Company, Meritech Capital Partners II L.P., Meritech Capital Affiliates II L.P., MCP Entrepreneur Partners II L.P., Oak Investment Partners X, L.P., Oak X Affiliates Fund, L.P., Oak Investment Partners IX, L.P., Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., and the KLS Trust dated July 14, 1999).	8-K/A	06/05/2002 (000-27231)	4.1
3.6	Certificate of Designation of Series C Preferred Stock.	8-K	12/17/2004 (000-27231)	3.1
3.7	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc.	8-K	03/15/2011 (001-34460)	3.1
3.8	Amendment to the Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc.	10-Q	11/07/2014 (001-34460)	3.8
4.1	Specimen Stock Certificate.	10-K	03/02/2011 (001-34460)	4.1

4.2	Indenture, dated as of May 14, 2014, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors as named therein and party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent (including the Form of 7.00% Senior Secured Notes due 2019).	8-K	05/15/2014 (001-34460)	4.1
4.3	Registration Rights Agreement, dated as of May 14, 2014, among Kratos Defense & Security Solutions, Inc., as Issuer, and SunTrust Robinson Humphrey, Inc., as Representative of the Initial Purchasers.	8-K	05/15/2014 (001-34460)	10.1
10.1	Commitment Letter, dated February 7, 2011, by and among Kratos Defense & Security Solutions, Inc., Jefferies Group, Inc., Key Capital Corporation and OPY Credit Corp.	8-K	02/07/2011 (001-34460)	10.1
10.2#	Form of Indemnification Agreement by and between Kratos Defense & Security Solutions, Inc. and its directors and executive officers.	10-Q	08/04/2011 (001-34460)	10.8
10.3#	1999 Employee Stock Purchase Plan.	S-1	08/18/1999 (333-85515)	10.5
10.4#	2000 Nonstatutory Stock Option Plan.	10-Q	11/14/2000 (000-27231)	10.2
10.5#	Form of Stock Option Agreement and Form of Stock Option Grant Notice used in connection with the 2000 Nonstatutory Stock Option Plan.	10-Q	11/14/2000 (000-27231)	10.3
10.6#	Nonqualified Deferred Compensation Plan.	8-K	11/24/2004 (000-27231)	10.44
10.7#	2005 Equity Incentive Plan.	S-8	08/01/2005 (333-127060)	99.2
10.8#	Form of Stock Option Agreement pursuant to the 2005 Equity Incentive Plan.	S-8	08/01/2005 (333-127060)	99.1
10.9#	Form of Restricted Stock Unit Agreement and Form of Notice of Grant of Restricted Stock Units under the 2005 Equity Incentive Plan.	8-K	01/17/2007 (000-27231)	99.3
10.10#	Herley Industries, Inc. 1996 Stock Option Plan.	S-8	04/08/2011 (333-173383)	4.10
10.11#	Herley Industries, Inc. 1997 Stock Option Plan.	S-8	04/08/2011 (333-173383)	4.11
10.12#	Herley Industries, Inc. 1998 Stock Option Plan.	S-8	04/08/2011 (333-173383)	4.12
10.13#	Herley Industries, Inc. 2000 Stock Option Plan.	S-8	04/08/2011 (333-173383)	4.13
10.14#	Herley Industries, Inc. 2003 Stock Option Plan.	S-8	04/08/2011 (333-173383)	4.14
10.15#	Herley Industries, Inc. Amended and Restated 2006 New Employee Stock Option Plan.	S-8	04/08/2011 (333-173383)	4.15
10.16#	2011 Equity Incentive Plan.	DEF 14A	04/15/2011 (001-34460)	n/a
10.17#	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement pursuant to the 2011 Equity Incentive Plan.	8-K	11/18/2011 (001-34460)	10.2
10.18#	2014 Equity Incentive Plan.	DEF 14A	04/11/2014 (001-34460)	n/a

10.19#	Form of Restricted Stock Unit Grant & Notice and Form of Restricted Stock Unit Award Agreement pursuant to the 2014 Equity Incentive Plan.	10-Q	11/07/2014 (001-34460)	10.1
10.20#	Employment Agreement, dated as of July 22, 2010, by and between Kratos Government Solutions, Inc. and David Carter.	10-K	03/02/2011 (001-34460)	10.15
10.21#	First Amendment to Employment Agreement, dated as of August 4, 2011, by and between Kratos Defense Engineering Solutions, Inc. and David Carter.	10-Q	11/04/2011 (001-34460)	10.9
10.22#	Second Amended and Restated Executive Employment Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Eric DeMarco.	10-Q	08/04/2011 (001-34460)	10.3
10.23#	Second Amended and Restated Severance and Change of Control Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Deanna Lund.	10-Q	08/04/2011 (001-34460)	10.4
10.24#	Amended and Restated Severance and Change of Control Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Deborah S. Butera.	10-Q	08/04/2011 (001-34460)	10.8
10.25#	Employment Agreement, dated as of August 4, 2011, by and between Kratos Public Safety & Security Solutions, Inc. and Ben Goodwin.	10-Q	11/04/2011 (001-34460)	10.10
10.26#	Sublease Agreement, dated as of December 17, 2009, by and between Amylin Pharmaceuticals, Inc., as Sublessor, and Kratos Defense & Security Solutions, Inc., as Sublessee.	10-K	03/11/2010 (001-34460)	10.26
10.27	Purchase Agreement, dated as of May 12, 2010, by and among Kratos Defense & Security Solutions, Inc., the Subsidiary Guarantors set forth therein, Jefferies & Company, Inc., B. Riley & Co., LLC, Imperial Capital, LLC, Keybanc Capital Markets Inc. and Noble International Investments, Inc.	8-K	05/25/2010 (001-34460)	10.1
10.28	Security Agreement, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein and Wilmington Trust FSB, as Collateral Agent.	8-K	05/25/2010 (001-34460)	10.2
10.29	Intercreditor Agreement, dated as of May 19, 2010, by and among Wilmington Trust FSB, as Indenture Agent, and KeyBank National Association, as Credit Facility Agent.	8-K	05/25/2010 (001-34460)	10.3
10.30	Credit Agreement, dated as of March 3, 2010, among Kratos Defense & Security Solutions, Inc., KeyBank National Association, as Administrative Agent and Lender, Bank of America, N.A., as Syndication Agent and Lender, and the other financial institutions parties, thereto with Keybanc Capital Markets and Banc of America Securities, LLC as Co-Lead Arrangers and Book Runners.	8-K	03/08/2010 (001-34460)	10.1

10.31	First Amendment Agreement, dated as of December 13, 2010, by and among Kratos Defense & Security Solutions, Inc., as Borrower, the Lenders named therein and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent.	8-K	12/16/2010 (001-34460)	10.1
10.32	Second Amendment Agreement, dated as of February 7, 2011, among Kratos Defense & Security Solutions, Inc., the Lenders named therein and KeyBank National Association.	8-K	02/07/2011 (001-34460)	10.3
10.33	Purchase Agreement, dated March 22, 2011, by and among Kratos Defense & Security Solutions, Inc., Acquisition Co. Lanza Parent, Lanza Acquisition Co., Jefferies & Company, Inc., KeyBanc Capital Markets, Inc. and Oppenheimer & Co. Inc.	8-K	03/29/2011 (001-34460)	10.1
10.34	Security Agreement, dated March 25, 2011, by and among Acquisition Co. Lanza Parent, the Grantors named therein and Wilmington Trust FSB, as Collateral Agent.	8-K	03/29/2011 (001-34460)	10.2
10.35	Credit and Security Agreement, dated as of May 19, 2010, as amended and restated as of July 27, 2011, among Kratos Defense & Security Solutions, Inc., as Borrower, the Lenders named therein and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent.	8-K	07/29/2011 (001-34460)	10.1
10.36	First Amendment Agreement, dated as of November 14, 2011, by and among Kratos Defense & Security Solutions, Inc., as Borrower, the Lenders named therein, and Key Bank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent.	8-K	11/18/2011 (001-34460)	10.1
10.37	Purchase Agreement, dated July 14, 2011, by and among Kratos Defense & Security Solutions, Inc., the Guarantors named therein, Jefferies & Company, Inc., KeyBanc Capital Markets Inc. and B. Riley & Co., LLC, as amended by that certain Joinder Agreement, dated July 27, 2011.	10-Q	11/04/2011 (001-34460)	10.2
10.38	Stipulation and Agreement of Settlement of Derivative Claims, dated as of January 5, 2010.	10-Q	04/29/2010 (001-34460)	10.6
10.39#	Herley Industries, Inc. Amended and Restated 2010 Stock Plan, and the related Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement.	S-8	03/08/2012 (333-179977)	4.10
10.40#	Amended and Restated Integral Systems, Inc. 2008 Stock Incentive Plan, and the related Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units and Restricted Stock Unit Award Agreement.	S-8	03/08/2012 (333-179977)	4.11
10.41	Second Amendment to Credit and Security Agreement, dated as of May 4, 2012, among Kratos Defense & Security Solutions, Inc., the Lenders named therein, and KeyBank National Association.	8-K	05/08/2012 (001-34460)	10.1

10.42	Third Amendment to Credit and Security Agreement, dated as of May 8, 2012, among Kratos Defense & Security Solutions, Inc., the Lenders named therein, and KeyBank National Association.	8-K	05/08/2012 (001-34460)	10.2
10.43	Standstill Agreement, dated May 14, 2012, between Kratos Defense & Security Solutions, Inc., Bandel Carano, Oak Investment Partners IX, L.P., Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Oak X Affiliates Fund, L.P., Oak Investment Partners X, L.P., and Oak Investment Partners XIII, L.P.	8-K	05/15/2012 (001-34460)	10.1
10.44#	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement, entered into between Kratos Defense & Security Solutions, Inc. and certain employees of Composite Engineering, Inc.	S-8	07/27/2012 (333-182910)	4.12
10.45	Fourth Amendment to Credit and Security Agreement, dated as of February 27, 2013, among Kratos Defense & Security Solutions, Inc., the Lenders named therein, and KeyBank National Association.	10-Q	05/09/2013 (001-34460)	10.1
10.46#	Employment Agreement, effective January 17, 2014, by and between Kratos Defense & Security Solutions, Inc. and Phil Carrai.	8-K	01/22/2014 (001-34460)	10.1
10.47#	Employment Agreement, effective January 1, 2015, by and between Kratos Defense & Security Solutions, Inc. and Richard Poirier.	8-K	03/12/2015 (001-34460)	10.1
10.48#	Bonus Agreement, dated June 1, 2015, by and between Kratos Defense & Security Solutions, Inc. and Richard Poirier.	8-K	06/02/2015 (001-34460)	10.1
10.49	Credit and Security Agreement, dated as of May 14, 2014, among Kratos Defense & Security Solutions, Inc., as Borrower, the Lenders named therein, SunTrust Bank, as Agent, PNC Bank, National Association, as Joint Lead Arranger and Documentation Agent, and SunTrust Robinson Humphrey, Inc., as Joint Lead Arranger and Sole Book Runner.	8-K	05/15/2014 (001-34460)	10.2
10.50	Third Amendment to Credit and Security Agreement, dated May 31, 2015, among Kratos Defense & Security Solutions, Inc., as Borrower, each of the Credit Parties and Required Lenders party thereto and SunTrust Bank as Agent.	10-Q	08/06/2015 (001-34460)	10.1
10.51	Fourth Amendment to Credit and Security Agreement, dated August 20, 2015, among Kratos Defense & Security Solutions, Inc., as Borrower, each of the Credit Parties and Required Lenders party thereto and SunTrust Bank as Agent.	8-K	08/24/2015 (001-34460)	10.1
18.1	Preferability Letter, dated March 13, 2015, provided by Deloitte & Touche LLP.	10-K	03/13/2015	18.1
21.1	List of Subsidiaries.				*
23.1	Consent of Independent Registered Public Accounting Firm.				*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.	*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.	*
101
Financial statements from the Annual Report on Form 10K of Kratos Defense & Security Solutions, Inc. for the year ended December 27, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to the Consolidated Financial Statements.
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
Date: March 10, 2016

Kratos Defense & Security Solutions, Inc.

/s/ Eric M. DeMarco
By:	Eric M. DeMarco President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Eric M. DeMarco Eric M. DeMarco	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2016

/s/ Deanna H. Lund Deanna H. Lund	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 10, 2016

/s/ Richard Duckworth Richard Duckworth	Vice President and Corporate Controller (Principal Accounting Officer)	March 10, 2016

/s/ Scott Anderson Scott Anderson	Director	March 10, 2016

/s/ Bandel Carano Bandel Carano	Director	March 10, 2016

/s/ William Hoglund William Hoglund	Director	March 10, 2016

/s/ Scot Jarvis Scot Jarvis	Director	March 10, 2016

/s/ Jane E. Judd Jane E. Judd	Director	March 10, 2016

/s/ Sam Liberatore Sam Liberatore	Director	March 10, 2016

/s/ Amy Zegart Amy Zegart	Director	March 10, 2016

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Kratos Defense & Security Solutions, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheets of Kratos Defense & Security Solutions, Inc. and subsidiaries (the "Company") as of December 27, 2015 and December 28, 2014, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2015. We also have audited the Company's internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 27, 2015 and December 28, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 8 to the consolidated financial statements, the Company discontinued the U.S. and U.K. operations of its Electronic Products division. The gain on sale and results prior to the sale are included in income from discontinued operations in the consolidated financial statements.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the classification of deferred tax assets and liabilities for the year ended December 27, 2015 due to the adoption of FASB Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
March 10, 2016

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
December 28, 2014 and December 27, 2015
 (in millions, except par value and number of shares)

	2014	2015
Assets
Current assets:
Cash and cash equivalents	$33.5	$28.5
Restricted cash	5.4	0.7
Accounts receivable, net	217.5	206.8
Inventoried costs	47.4	55.6
Income taxes receivable	1.7	4.6
Prepaid expenses	7.1	10.6
Other current assets	6.8	13.6
Current assets of discontinued operations	53.8	—
Total current assets	373.2	320.4
Property, plant and equipment, net	61.6	56.2
Goodwill	483.4	483.4
Intangible assets, net	49.5	36.5
Other assets	26.5	6.8
Non-current assets of discontinued operations	137.0	—
Total assets	$1,131.2	$903.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$44.6	$48.3
Accrued expenses	32.4	33.1
Accrued compensation	41.1	36.8
Accrued interest	5.6	3.9
Billings in excess of costs and earnings on uncompleted contracts	49.6	42.3
Deferred income tax liability	30.3	—
Other current liabilities	6.8	5.1
Current portion of long-term debt	1.0	1.0
Current portion of capital lease obligations	0.1	—
Current liabilities of discontinued operations	14.6	1.9
Total current liabilities	226.1	172.4
Long-term debt principal, net of current portion	614.4	444.1
Line of credit	41.0	—
Deferred income tax liability	0.9	10.5
Other long-term liabilities	24.0	18.0
Long-term liabilities of discontinued operations	0.5	4.1
Total liabilities	906.9	649.1
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 authorized, 0 shares outstanding at December 28, 2014 and December 27, 2015	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 57,801,978 and 59,139,651 shares issued and outstanding at December 28, 2014 and December 27, 2015, respectively	—	—
Additional paid-in capital	863.4	873.2
Accumulated other comprehensive loss	(1.7)	(1.4)
Accumulated deficit	(637.4)	(617.6)
Total stockholders’ equity	224.3	254.2
Total liabilities and stockholders’ equity	$1,131.2	$903.3

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Years ended December 29, 2013, December 28, 2014, and December 27, 2015
(in millions, except per share amounts)

	2013	2014	2015
Service revenues	$443.6	$390.8	$354.2
Product sales	400.5	372.2	302.9
Total revenues	844.1	763.0	657.1
Cost of service revenues	335.2	304.6	266.5
Cost of product sales	304.4	279.0	228.8
Total costs	639.6	583.6	495.3
Gross profit	204.5	179.4	161.8
Selling, general and administrative expenses	172.8	153.6	150.7
Merger and acquisition related items	(3.8)	0.2	0.1
Research and development expenses	19.7	18.6	16.2
Unused office space and other restructuring	(2.4)	1.7	(0.7)
Operating income (loss) from continuing operations	18.2	5.3	(4.5)
Other income (expense):
Interest expense, net	(46.2)	(39.2)	(36.0)
Loss on extinguishment of debt	—	(39.1)	(3.4)
Other income (expense), net	(0.4)	1.2	(0.7)
Total other expense, net	(46.6)	(77.1)	(40.1)
Loss from continuing operations before income taxes	(28.4)	(71.8)	(44.6)
Provision (benefit) for income taxes from continuing operations	1.1	3.9	(11.4)
Loss from continuing operations	(29.5)	(75.7)	(33.2)
Discontinued operations (Note 8)
Income (loss) from operations of discontinued component (including gain on disposal of $80.8 million for the year ended December 27, 2015)	(8.8)	(1.1)	75.5
Income tax expense (benefit)	(1.1)	1.2	22.5
Income (loss) from discontinued operations	(7.7)	(2.3)	53.0
Net income (loss)	$(37.2)	$(78.0)	$19.8
Basic income and loss per common share:
Loss from continuing operations	$(0.52)	$(1.31)	$(0.56)
Income (loss) from discontinued operations	(0.13)	(0.04)	0.90
Net income (loss) per common share	$(0.65)	$(1.35)	$0.34
Diluted income and loss per common share:
Loss from continuing operations	$(0.52)	$(1.31)	$(0.56)
Income (loss) from discontinued operations	(0.13)	(0.04)	0.90
Net income (loss) per common share	$(0.65)	$(1.35)	$0.34
Weighted average common shares outstanding:
Basic	56.8	57.6	58.7
Diluted	56.8	57.6	58.7
Comprehensive Income (Loss)
Net income (loss) from above	$(37.2)	$(78.0)	$19.8
Other comprehensive income (loss):
Change in cumulative translation adjustment	—	(0.4)	0.1
Postretirement benefit reserve adjustment net of tax expense	—	(0.5)	0.2
Other comprehensive income (loss), net of tax	—	(0.9)	0.3
Comprehensive income (loss)	$(37.2)	$(78.9)	$20.1

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 29, 2013, December 28, 2014, and December 27, 2015
(in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 30, 2012	56.6	$—	$847.1	$(0.8)	$(522.2)	$324.1
Issuance of common stock for employee stock purchase plan, options and warrants	0.3	—	1.6	—	—	1.6
Stock-based compensation	—	—	7.4	—	—	7.4
Restricted stock issued and related taxes	0.1	—	(0.1)	—	—	(0.1)
Net loss	—	—	—	—	(37.2)	(37.2)
Balance, December 29, 2013	57.0	—	856.0	(0.8)	(559.4)	295.8
Stock-based compensation	—	—	3.8	—	—	3.8
Issuance of common stock for employee stock purchase plan, options and warrants	0.7	—	3.9	—	—	3.9
Restricted stock issued and related taxes	0.1	—	(0.3)	—	—	(0.3)
Net loss	—	—	—	—	(78.0)	(78.0)
Other comprehensive loss, net of tax	—	—	—	(0.9)	—	(0.9)
Balance, December 28, 2014	57.8	—	863.4	(1.7)	(637.4)	224.3
Stock-based compensation	—	—	6.4	—	—	6.4
Issuance of common stock for employee stock purchase plan, options and warrants	0.9	—	4.0	—	—	4.0
Restricted stock issued and related taxes	0.4	—	(0.6)	—	—	(0.6)
Net income	—	—	—	—	19.8	19.8
Other comprehensive income, net of tax	—	—	—	0.3	—	0.3
Balance, December 27, 2015	59.1	$—	$873.2	$(1.4)	$(617.6)	$254.2

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 29, 2013, December 28, 2014, and December 27, 2015
(in millions)

	2013	2014	2015
Operating activities:
Net income (loss)	$(37.2)	$(78.0)	$19.8
Income (loss) from discontinued operations	(7.7)	(2.3)	53.0
Loss from continuing operations	(29.5)	(75.7)	(33.2)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	46.4	32.4	25.5
Deferred income taxes	(0.4)	1.8	0.9
Stock-based compensation	7.2	3.6	6.1
Loss on extinguishment of debt	—	39.1	3.4
Non-cash income tax benefit	—	—	(18.7)
Amortization of deferred financing costs	5.1	3.2	1.9
Amortization of premium and discount on Senior Secured Notes	(4.2)	(0.9)	1.1
Provision for doubtful accounts	1.0	1.5	0.4
Change in accrual for excess facilities	(4.7)	0.2	(2.3)

Changes in assets and liabilities, net of acquisitions:
Accounts receivable	12.0	14.8	10.3
Inventoried costs	18.3	2.7	(8.2)
Prepaid expenses	2.2	2.7	(3.5)
Other assets	(6.9)	1.3	(3.2)
Accounts payable	(23.2)	(11.6)	2.9
Accrued expenses	(0.5)	(9.8)	0.6
Accrued compensation	(2.3)	1.0	(4.4)
Accrued interest	(1.1)	0.4	1.5
Billings in excess of costs and earnings on uncompleted contracts	6.3	(0.9)	(7.3)
Income tax receivable and payable	1.6	0.4	(3.1)
Other liabilities	(5.4)	(3.7)	(0.4)
Net cash provided by (used in) operating activities from continuing operations	21.9	2.5	(29.7)
Investing activities:
Cash paid for acquisitions, net of cash acquired	2.2	(2.6)	—
Proceeds from sale of assets	—	—	0.9
Change in restricted cash	0.4	(0.4)	4.7
Capital expenditures	(13.3)	(11.6)	(11.3)
Net cash used in investing activities from continuing operations	(10.7)	(14.6)	(5.7)
Financing activities:
Proceeds from the issuance of long-term debt, net of issuance costs	—	618.5	—
Extinguishment of long-term debt	—	(661.5)	(175.0)
Borrowing under credit facility	—	41.0	—
Repayments under credit facility	(1.0)	(1.0)	(42.0)
Cash paid for contingent acquisition consideration	(2.1)	—	(1.1)
Debt issuance costs	—	(10.0)	—
Proceeds from exercise of restricted stock units, employee stock options, and employee stock purchase plan	1.5	3.3	3.4
Other	(0.4)	—	—
Net cash used in financing activities from continuing operations	(2.0)	(9.7)	(214.7)
Net cash flows of continuing operations	9.2	(21.8)	(250.1)
Net operating cash flows of discontinued operations	(1.4)	4.1	2.8
Net investing cash flows of discontinued operations	(2.0)	(2.6)	242.5
Effect of exchange rate changes on cash and cash equivalents	—	(0.4)	(0.2)
Net increase (decrease) in cash and cash equivalents	5.8	(20.7)	(5.0)
Cash and cash equivalents at beginning of year	48.4	54.2	33.5
Cash and cash equivalents at end of year	$54.2	$33.5	$28.5
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$63.8	$57.1	$43.8
Net cash paid during the year for income taxes	$0.2	$1.2	$8.8

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Summary of Significant Accounting Policies

(a)	Description of Business

Kratos is a mid-tier government contractor at the forefront of the U.S. Department of Defense’s (the “DoD”) Third Offset Strategy. Kratos is a leading technology, intellectual property and proprietary product and solution company focused on the U.S. and its allies’ national security. Kratos’ primary focus areas are unmanned systems, satellite communications, microwave electronics, cyber security/warfare, missile defense and combat systems. We believe that our technology, intellectual property, proprietary products and designed in positions on our customers’ platforms and systems is a competitive advantage and high barrier to entry to our markets. Our work force is primarily technically oriented, highly skilled with a significant number holding national security clearances. Our entire organization is focused on executing our strategy of becoming the leading technology and intellectual property based company in our industry.

The Company conducts most of its business with the U.S. Government (which includes foreign military sales) and performs work as the prime contractor, subcontractor, or preferred supplier. The Company also conducts business with local, state, and foreign governments and domestic and international commercial customers.

The Company operates in three reportable segments. The Kratos Government Solutions (“KGS”) reportable segment is comprised of an aggregation of operating segments, including its microwave electronic products, satellite communications, modular systems and rocket support operating segments. The Unmanned Systems (“US”) reportable segment consists of its unmanned aerial system and unmanned ground and seaborne system businesses. The Public Safety & Security (“PSS”) reportable segment consists of its businesses that provide independent integrated solutions for advanced homeland security, public safety, critical infrastructure, and security and surveillance systems for government and commercial applications. The Company organizes its business segments based primarily on the nature of the products, solutions and services offered. Transactions between segments are negotiated and accounted for under terms and conditions similar to other government and commercial contracts, and these intercompany transactions are eliminated in consolidation. For additional information regarding the Company’s operating segments, see Note 13 of these Notes to Consolidated Financial Statements.

(b)	Principles of Consolidation and Basis of Presentation

The Consolidated Financial Statements include the accounts of Kratos and its 100% owned subsidiaries, for which all intercompany transactions have been eliminated in consolidation.

As discussed in “Discontinued Operations” in Note 8 of these Notes to Consolidated Financial Statements, these consolidated financial statements have been recast for all periods presented to reflect the disposition of the Company’s 100% owned subsidiary Herley Industries, Inc. (“Herley”) and certain of Herley’s subsidiaries, including Herley-CTI, Inc., EW Simulation Technology, Ltd. and Stapor Research, Inc. (collectively, the “Herley Entities”) as discontinued operations.

(c)    Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year, with interim fiscal periods ending on the last Sunday of each calendar quarter. There were 52 calendar weeks in the fiscal years ended on December 29, 2013, December 28, 2014 and December 27, 2015.

(d)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include revenue recognition, allowance for doubtful accounts, warranties, inventory valuation, valuation of long-lived assets including identifiable intangibles and goodwill, accounting for income taxes including the related valuation allowance on the deferred tax asset and uncertain tax positions, contingencies and litigation, contingent acquisition consideration, stock-based compensation, and losses on unused office space. In the future, the Company may realize actual results that differ from the current reported estimates and if the estimates that the Company has used change in the future, such changes could have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

The Company has three basic categories of fixed-price contracts: fixed unit price, fixed-price-level of effort, and fixed-price-completion. Revenue recognition methods on fixed-price contracts will vary depending on the nature of the work and the contract terms. Revenues on fixed-price service contracts are recorded as work is performed in accordance with Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“Topic 605”), specifically Topic 605-10-S99, which generally requires revenue to be deferred until all of the following have occurred: (1) there is a contract in place; (2) delivery has occurred or services have been provided; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. Revenues on fixed-price contracts that require delivery of specific items may be recorded based on a price per unit as units are delivered. Revenue for fixed-price contracts in which the Company is paid a specific amount to provide services for a stated period of time is recognized ratably over the service period.

On a portion of the fixed price-completion contracts, revenue is recognized in accordance with Topic 605 using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable indirect expenses for government contracts. These cost estimates are reviewed and, if necessary, revised on a contract-by-contract basis. If, as a result of this review, management determines that a loss on a contract is evident, then the full amount of estimated loss is charged to operations in the period. As of December 28, 2014 and December 27, 2015, the accrual for losses on contracts were $2.5 million and $3.5 million, respectively.

In certain instances, when the Company’s customers have requested that it commence work prior to receipt of the contract award and funding and it has incurred costs related to that specific anticipated contract, and the Company believes recoverability of the costs is probable, it may defer those costs incurred until the associated contract has been awarded and funded by the customer.

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

For multiple element arrangements that include hardware products containing software essential to the hardware products’ functionality, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) VSOE, (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”).

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

From time to time, the Company may proceed with work based on customer direction prior to the completion and signing of formal contract documents. The Company has a formal review process for approving any such work. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. The Company bases its estimates on previous experiences with the customer, communications with the customer regarding funding status, and its knowledge of available funding for the contract or program. As of December 28, 2014 and December 27, 2015, approximately $1.6 million and $1.7 million, respectively, of the Company’s unbilled accounts receivable balance were under an authorization to proceed or work order from its customers where a formal purchase order had not yet been received.

Costs incurred for shipping and handling are included in cost of product sales at the time the related revenue is recognized. Amounts billed to a customer for shipping and handling are reported as revenue.

(f)	Inventoried costs

Inventoried costs are stated at the lower of cost or market. Cost is determined using the average cost or first-in, first-out methods and the applicable method is applied consistently within an operating entity. Inventoried costs primarily relate to work under fixed-price contracts using the units-of-delivery method of percentage-of-completion accounting. These costs represent accumulated contract costs less the portion of such costs allocated to delivered items. Accumulated contract costs include direct production costs, factory and engineering overhead and production tooling costs. Pursuant to contract provisions of U.S. Government contracts, such customers may have title to, or a security interest in inventories related to such contracts as a result of advances, performance-based payments, and progress payments. The Company reflects those advances and payments as an offset against the related inventory balances.

The Company regularly reviews inventory quantities on hand, future purchase commitments with its suppliers, and the estimated utility of its inventory. If the Company’s review indicates a reduction in utility below carrying value, it reduces its inventory to a new cost basis.

(g)    Research and Development

Costs incurred in research and development activities are expensed as incurred in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 730, Research and Development.

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

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation (“Topic 718”). All of the Company’s stock-based compensation plans are considered equity plans under Topic 718, and compensation expense recognized is net of estimated forfeitures over the vesting period. The Company issues stock options and stock awards under its existing plans. The fair value of stock options is estimated on the date of grant using a Black-Scholes option-pricing model or a trinomial lattice options pricing model and is expensed on a straight-line basis over the remaining vesting period of the options, which is generally six or less years. The fair value of stock awards is determined based on the closing market price of the Company’s common stock on the grant date and is adjusted at each reporting date based on the amount of shares ultimately expected to vest. Compensation expense for stock awards is expensed over the vesting period, usually five to ten years. Compensation expense for stock issued under the Company’s employee stock purchase plan is estimated at the beginning date of the offering period using a Black-Scholes option-pricing model and is expensed on a straight-line basis over the period of the offering, which is generally six months.

For the years ended December 29, 2013, December 28, 2014 and December 27, 2015, there were no incremental tax benefits from stock options exercised in the periods. The following table shows the amounts recognized in the Consolidated Financial Statements for 2013, 2014 and 2015 for stock-based compensation expense related to stock options, stock awards and to stock offered under the Company’s employee stock purchase plan (in millions, except per share amounts).

	2013	2014	2015
Selling, general and administrative expenses	$7.2	$3.6	$6.1
Total cost of employee stock-based compensation included in operating income (loss) from continuing operations, before income tax	7.2	3.6	6.1
Impact on net income (loss) per common share:
Basic and diluted	$(0.13)	$(0.06)	$(0.10)

(j)	Allowance for Doubtful Accounts

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

The following table outlines the balance of the Company’s Allowance for Doubtful Accounts for 2013, 2014 and 2015. The table identifies the additional provisions each year as well as the write-offs that utilized the allowance (in millions).

Allowance for Doubtful Accounts	Balance at Beginning of Year	Provisions	Write-offs/Recoveries	Balance at End of Year
Year ended December 29, 2013	$1.4	$1.0	$(0.2)	$2.2
Year ended December 28, 2014	$2.2	$1.5	$(1.8)	$1.9
Year ended December 27, 2015	$1.9	$0.4	$(0.5)	$1.8

(k)	Cash and Cash Equivalents

The Company’s cash equivalents consist of its highly liquid investments with an original maturity of three months or less when purchased by the Company.

The Company has restricted cash accounts of approximately $5.4 million at December 28, 2014 and $0.7 million at December 27, 2015. As of December 28, 2014 and December 27, 2015, restricted cash consists primarily of a deposit securing foreign letters of credit related to payment and performance bonds on international contracts.

(l)	Property and Equipment, Net

Property and equipment, net owned by the Company is depreciated over the estimated useful lives of individual assets. Equipment acquired under capital leases are amortized over the shorter of the lease term or the estimated useful life of the asset. Improvements, which significantly improve and extend the useful life of an asset, are capitalized and depreciated over the shorter of the lease period or the estimated useful life. Expenditures for maintenance and repairs are charged to operations as incurred.

Assets are depreciated predominately using the straight-line method, with the following lives:

Years
Buildings and improvements	15 – 39
Machinery and equipment	3 – 10
Computer equipment and software	1 – 10
Vehicles, furniture, and office equipment	5
Leasehold improvements	Shorter of useful life or length of lease

(m)	Leases

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

(n)	Goodwill and Other Intangible Assets, Net

In accordance with the provisions of ASC Topic 350, Intangibles-Goodwill and Other (“Topic 350”), the Company performs impairment tests for goodwill and indefinite lived intangibles as of the last day of its fiscal October, or when evidence of potential impairment exists. When it is determined that impairment has occurred, a charge to operations is recorded. Goodwill and other purchased intangible asset balances are included in the identifiable assets of the operating segment to which they have been assigned. Any goodwill impairment, as well as the amortization of other purchased intangible assets, is charged against the respective segments’ operating income.

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

(o)    Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

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

ASC Topic 825, Financial Instruments, requires that fair values be disclosed for the Company’s financial instruments. The carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued expenses, billings in excess of costs and earnings on uncompleted contracts, and income taxes payable, approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s long-term debt is based upon actual trading activity. The fair value of capital lease obligations is estimated based on quoted market prices for the same or similar obligations with the same remaining maturities.

(q)	Concentrations and Uncertainties

The Company maintains cash balances at various financial institutions and such balances commonly exceed the $250,000 insured amount by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to any significant credit risk with respect to such cash and cash equivalents.

Financial instruments, which subject the Company to potential concentrations of credit risk, consist principally of the Company’s billed and unbilled accounts receivable. The Company’s accounts receivable result from sales to customers within the U.S. Government, state and local agencies and with commercial customers in various industries. The Company performs ongoing credit evaluations of its commercial customers. Credit is extended based on evaluation of the customer’s financial condition and collateral is not required. Accounts receivable are recorded at the invoiced amount and do not bear interest. See Note 12 of these Notes to Consolidated Financial Statements for a discussion of the Company’s significant customers.

(r)    Debt Issuance Costs

Fees paid to obtain debt financing and revolving credit facilities or amendments under such debt financing and revolving credit facilities are treated as debt issuance costs and are capitalized and amortized over the expected term of the related debt or revolving credit facility and are shown as a financing activity in the Consolidated Statements of Cash Flows. Issuance costs related to debt are presented in the Consolidated Balance Sheet as a direct deduction from the carrying amount of the associated debt liability. Issuance costs related to a revolving credit facility are included in other assets in the Consolidated Balance Sheet.

(s)	Interest Expense, Net

Interest expense, net in the Consolidated Statements of Operations and Comprehensive Income (Loss) is summarized in the following table (in millions):

	2013	2014	2015
Interest expense incurred primarily on the Company’s Senior Secured Notes	$(46.4)	$(39.4)	$(36.0)
Miscellaneous interest income	0.2	0.2	—
Interest expense, net	$(46.2)	$(39.2)	$(36.0)

(t)	Foreign Currency

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

The aggregate foreign currency transaction loss included in determining net loss for the years ended December 29, 2013, December 28, 2014, and December 27, 2015 was approximately $0.3 million, $0.0 million, and $0.8 million, respectively, which is included in other income (expense), net on the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

(u)    Product Warranties

Certain of the Company’s products and services are covered by a warranty to be free from defects in material and workmanship for periods ranging from one to ten years. Optional extended warranty contracts can also be purchased with the revenue deferred and amortized over the extended warranty period. The Company accrues a warranty liability for estimated costs to provide products, parts or services to repair or replace products in satisfaction of warranty obligations. Warranty revenues related to extended warranty contracts are amortized to income, over the life of the contract, using the straight-line method. Costs under extended warranty contracts are expensed as incurred.

The Company’s estimate of costs to service its warranty obligations is based upon historical experience and expectations of future conditions. To the extent that the Company experiences any changes in warranty claim activity or costs associated with servicing those claims, its warranty liability is adjusted accordingly.

(v)    Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards 2016-02 (“ASU 2016-02”) Leases. The ASU requires that lessees recognize assets and liabilities for the rights and obligations for leases with a lease term of more than one year. The amendments in this ASU are effective for annual periods ending after December 15, 2018. Early adoption is permitted. The Company has not determined the impact of adoption on its consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update 2015-17 (“ASU 2015-17”) Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent.

The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The FASB also decided to permit earlier application by all entities as of the beginning of any interim or annual reporting period. The amendment provides the reporting entity with an option to apply the amendment prospectively, or retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2015-17 prospectively for the fiscal year ended December 27, 2015.

In August 2015, the FASB issued Accounting Standards Update No. 2015-15 (“ASU 2015-15”), Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. ASU 2015-15 supplements the requirements of ASU 2015-03 by allowing an entity to defer and present debt issuance costs related to a line of credit arrangement as an asset and subsequently amortize the deferred costs ratably over the term of the line of credit arrangement. The Company adopted ASU 2015-15 for the fiscal year ended December 27, 2015 which did not have any effect on its consolidated financial statements.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (“ASU 2015-03”), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years and early adoption of the amendments is permitted for financial statements that have not been previously issued and should be applied on a retrospective basis. The Company adopted ASU 2015-03 for the fiscal year ended December 27, 2015, which resulted in a reclassification of $1.7 million and $1.3 million from other current assets as well as $5.9 million and $3.0 million from other assets to long term debt as of December 28, 2014 and December 27, 2015, respectively.

In August 2014, the FASB issued Accounting Standards Update 2014-15 (“ASU 2014-15”), Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. ASU 2014-15 provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, including interim periods within that reporting period. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

In April 2014, the FASB issued Accounting Standards Update 2014-08 (“ASU 2014-08”), Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in ASU 2014-08 change the criteria for reporting discontinued operations and require enhanced disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in ASU 2014-08 were effective in the first quarter of 2015 for public organizations with calendar year ends. The Company adopted this standard in the quarter ended March 29, 2015. As discussed in “Discontinued Operations” in Note 8 of these Notes to Consolidated Financial Statements, the Consolidated Financial Statements set forth in this Form 10-K have been recast for all periods presented to reflect the disposition of the Herley Entities as discontinued operations.

Note 2.     Goodwill and Other Intangible Assets

(a)	Goodwill

The Company performs its annual impairment test for goodwill in accordance with Topic 350 as of the last day of its fiscal October or when evidence of potential impairment exists.

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

In determining the fair value for the reporting units, there are key assumptions relating to future operating performance and revenue growth. If the actual operating performance and financial results are not consistent with our assumptions, an impairment in our $483.4 million goodwill and $36.5 million intangible assets could occur in future periods. Market factors that could impact our ability to successfully develop new products include the successful completion of certain unmanned system platforms, and the successful acceptance of new unmanned system platforms, including from a political and budgetary standpoint. For example, the US reporting unit fair value includes assumptions that the development of the high performance Unmanned Combat Aerial System (“UCAS”) product is successful and we are awarded future contracts for the UCAS product and other new tactical aerial systems. Additionally, the US reporting unit fair value assumes that we will receive follow on orders for the Sub-Sonic Aerial Target (“SSAT”), which is currently under contract with the US Navy.

The KGS reportable segment has four operating segments: Defense Rocket Support Services (“DRSS”), Microwave Electronics (“ME”), Technical and Training Solutions (“TTS”), and Modular Systems (“MS”). All of the KGS operating segments provide technology based defense solutions, involving products and services, primarily for mission critical U.S. National Security priorities, with the primary focus relating to the nation’s Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance requirements. The PSS reportable business segment provides integrated solutions for advanced homeland security, public safety, critical infrastructure security, and security and surveillance systems for government, industrial and commercial customers. The US reportable segment consists of our unmanned aerial system and unmanned ground and seaborne system businesses.
Concurrent with the sale on August 21, 2015 of the U.S. and U.K. operations of its Electronic Products Division to Ultra Electronics Holdings plc (see Note 8) the Company changed the name of its Electronic Products Division to the Microwave Electronics Division (“ME”). In the second quarter of 2015, as a result of the pending disposition of the Herley Entities, the Company performed a valuation analysis to apportion the carrying value of the goodwill of its EP reportable unit to the retained ME products business and the Herley Entities which were subsequently sold. As a result, the KGS reportable segment is comprised of an aggregation of Kratos’ Government Solutions operating segments, including our microwave products, satellite communications, modular systems and rocket support operating segments. The Company identified its reporting units to be the DRSS, ME, TTS, MS, US and PSS operating segments, which were tested for potential impairment in the fiscal year 2015 annual test.
In order to test for potential impairment, the Company estimates the fair value of each of its reporting units based on a comparison and weighting of the income approach, specifically the discounted cash flow method and the market approach, which estimates the fair value of the Company’s reporting units based upon comparable market prices and recent transactions and also validates the reasonableness of the implied multiples from the income approach. The Company reconciles the fair value of its reporting units to its market capitalization based upon the last business day of fiscal October and assumes a control premium. The Company uses this methodology to determine the fair value of its reporting units for comparison to their corresponding book values because there are no observable inputs available, a Level 3 measurement (See Note 9 of these Notes to Consolidated Financial Statements). If the book value exceeds the estimated fair value for a reporting unit a potential impairment is indicated, and Topic 350 prescribes the approach for determining the impairment amount, if any.

The Company concluded that its goodwill was not impaired at December 27, 2015.

The carrying amounts of goodwill as of December 28, 2014 and December 27, 2015 by reportable segment are as follows (in millions):

	PSS	US	KGS	Total
Gross value	$53.9	$111.1	$565.8	$730.8
Less accumulated impairment	18.3	13.8	215.3	247.4
Net	$35.6	$97.3	$350.5	$483.4

(b)	Purchased Intangible Assets

The following table sets forth information for acquired finite-lived and indefinite-lived intangible assets (in millions):

	As of December 28, 2014			As of December 27, 2015
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$84.1	$(58.2)	$25.9	$83.7	$(67.1)	$16.6
Contracts and backlog	72.1	(69.4)	2.7	71.3	(69.4)	1.9
Developed technology and technical know-how	23.1	(10.9)	12.2	23.1	(13.3)	9.8
Trade names	5.3	(4.6)	0.7	5.3	(4.9)	0.4
Favorable operating lease	1.8	(0.7)	1.1	1.8	(0.9)	0.9
Total finite-lived intangible assets	186.4	(143.8)	42.6	185.2	(155.6)	29.6
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$193.3	$(143.8)	$49.5	$192.1	$(155.6)	$36.5

The aggregate amortization expense for finite-lived intangible assets was $32.8 million, $19.1 million and $13.0 million for the years ended December 29, 2013, December 28, 2014, and December 27, 2015, respectively. The

Company records all amortization expense in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The estimated future amortization expense of acquired intangible assets with finite lives as of December 27, 2015 is as follows (in millions):

Fiscal Year	Amount
2016	$10.8
2017	9.4
2018	4.3
2019	3.5
2020	1.5
Thereafter	0.1
Total	$29.6

Note 3.    Balance Sheet Details

The detail of certain assets in the Consolidated Balance Sheets consists of the following (in millions).

Cash and cash equivalents

The Company’s cash equivalents consist of overnight cash sweep accounts that are invested on a daily basis. Cash and cash equivalents at December 28, 2014 and December 27, 2015 were $33.5 million and $28.5 million, respectively and approximated their fair value.

Accounts receivable, net (in millions)

Receivables including amounts due under long-term contracts are summarized as follows:

	December 28, 2014	December 27, 2015
Billed, current	$119.0	$96.6
Unbilled, current	100.4	112.0
Total current accounts receivable	219.4	208.6
Allowance for doubtful accounts	(1.9)	(1.8)
Total accounts receivable, net	$217.5	$206.8

Unbilled receivables represent the balance of recoverable costs and accrued profit, composed principally of revenue recognized on contracts for which billings have not been presented to the customer because the amounts were earned but not contractually billable as of the balance sheet date. Retainages receivable were $6.1 million as of December 28, 2014 and $6.4 million as of December 27, 2015 and are included in accounts receivable, net in the Consolidated Balance Sheets.

Substantially all accounts receivable at December 27, 2015, are expected to be collected in 2016. The Company does not believe it has significant exposure to credit risk, as accounts receivable and the related unbilled amounts are primarily from contracts where the end customer is the U.S. Government.

U.S. Government contract receivables where the Company is the prime contractor included in accounts receivable, net (in millions)

	December 28, 2014	December 27, 2015
Billed	$19.1	$13.5
Unbilled	21.2	31.0
Total U.S. Government contract receivables	$40.3	$44.5

Inventoried costs, net of progress payments (in millions)

	December 28, 2014	December 27, 2015
Raw materials	$30.1	$32.9
Work in process	13.3	19.2
Finished goods	2.8	2.6
Supplies and other	2.1	1.6
Subtotal inventoried costs	48.3	56.3
Less customer advances and progress payments	(0.9)	(0.7)
Total inventoried costs	$47.4	$55.6

Property and equipment, net (in millions)

	December 28, 2014	December 27, 2015
Land and buildings	$12.8	$13.3
Computer equipment and software	24.3	27.0
Machinery and equipment	41.0	47.4
Furniture and office equipment	10.0	5.8
Leasehold improvements	13.0	10.9
Construction in progress	8.0	5.7
Property and equipment	109.1	110.1
Accumulated depreciation and amortization	(47.5)	(53.9)
Total property and equipment, net	$61.6	$56.2

Depreciation expense was $13.6 million, $13.3 million and $12.5 million for the years ended December 29, 2013, December 28, 2014, and December 27, 2015, respectively.

Note 4.    Debt

(a)	Issuance of 7.00% Senior Secured Notes due 2019

In May 2014, the Company refinanced its $625.0 million 10% Senior Secured Notes due in 2017 (the “10% Notes”) with $625.0 million of newly issued 7.00% Senior Secured Notes due in 2019 (the “7% Notes”). The net proceeds of the 7% Notes was $618.5 million after an original issue discount of $6.5 million. The Company incurred debt issuance costs of $8.8 million associated with the new 7% Notes. The Company utilized the net proceeds from the 7% Notes, a $41.0 million draw on the Credit Agreement discussed below, as well as cash from operations to extinguish the 10% Notes. The total reacquisition price of the 10% Notes was $661.5 million including a $31.2 million early termination fee, the write-off of $15.5 million of unamortized issue costs, $12.9 million of unamortized premium, along with $5.3 million of additional interest while in escrow, which resulted in a loss on extinguishment of $39.1 million.

The Company completed the offering of the 7.00% Notes (hereafter the “Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Act”). The Notes are governed by an Indenture dated May 14, 2014 (the “Indenture”) among the Company, certain of the Company’s subsidiaries (the “Subsidiary Guarantors”) and Wilmington Trust, National Association, as Trustee and Collateral Agent. A Guarantor can be released from its Guarantee if (a) all of the Capital Stock issued by such Guarantor or all or substantially all of the assets of such Guarantor are sold or otherwise disposed of; (b) the Company designates such Guarantor as an Unrestricted Subsidiary; (c) if the Company exercises its legal defeasance option or its covenant defeasance option; or (d) upon satisfaction and discharge of the Indenture or payment in full in cash of the principal or, premium, if any, accrued and unpaid interest.

The holders of the Notes have a first priority lien on substantially all of the Company’s assets and the assets of the Subsidiary Guarantors, except with respect to accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property), on which the holders of the Notes have a second priority lien to the Company’s $110.0 million Credit Agreement.

The Company pays interest on the Notes semi-annually, in arrears, on May 15 and November 15 of each year.
The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of December 27, 2015, the Company was in compliance with the covenants contained in the Indenture governing the Notes.

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

Following the sale of the Herley Entities (see Note 8 of these Notes to the Consolidated Financial Statements), the Company, on August 21, 2015, paid down the $41.0 million outstanding on the Company’s $110.0 million Credit Agreement and on September 22, 2015, repurchased $175.0 million of the Notes at par, in accordance with the Indenture. At December 27, 2015, the Company has approximately $4.0 million to $6.0 million of estimated remaining net proceeds. The Company intends to invest the remaining proceeds in replacement collateral under the Indenture within the 360 days following the asset disposition.

Related to the $175.0 million repurchase, the Company wrote off $1.8 million of unamortized issue costs, $1.4 million of unamortized discount, and incurred $0.2 million of legal fees, which resulted in a loss on extinguishment of debt of $3.4 million.

As of December 27, 2015, there was $450.0 million in Notes outstanding.

(b)    Other Indebtedness

$110.0 Million Credit Facility

On May 14, 2014, the Company replaced its credit facility with KeyBank National Association and entered into the Credit Agreement.  The Credit Agreement established a five-year senior secured revolving credit facility in the maximum amount of $110.0 million (subject to a potential increase of the maximum principal amount to $135.0 million, subject to the Agent’s and applicable lenders’ approval as described therein), consisting of a subline for letters of credit in an amount not to exceed $50.0 million, as well as a swingline loan in an aggregate principal amount at any time outstanding not to exceed $10.0 million. The Credit Agreement is secured by a lien on substantially all of the Company’s assets and the assets of the Subsidiary Guarantors thereunder, subject to certain exceptions and permitted liens. The Credit Agreement has a first priority lien on accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property). On all other assets, the Credit Agreement has a second priority lien junior to the lien securing the Notes.

The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, and investments, and limits on other various payments, as well as a financial covenant relating to a minimum fixed charge coverage ratio of 1.15:1. Events of default under the terms of the Credit Agreement include, but are not limited to: failure of the Company to pay any principal of any loans in full when due and payable; failure of the Company to pay any interest on any loan or any fee or other amount payable under the Credit Agreement within three business days after the date when due and payable; failure of the Company or any of its subsidiaries to comply with certain covenants and agreements, subject to applicable grace periods and/or notice requirements; or any representation, warranty or statement made in or pursuant to the Credit Agreement or any related writing or any other material information furnished by the Company or any of its subsidiaries to the Agent or the lenders shall prove to be false or erroneous; and the occurrence of an event or condition having or reasonably likely to have a material adverse effect, which includes a material adverse effect on the business, operations, condition (financial or otherwise) or prospects of the Company or the ability of the Company to repay its obligations. Where an event of default arises from certain bankruptcy events, the commitments shall automatically and immediately terminate and the principal of, and interest then outstanding on, all of the loans shall become immediately due and payable. Subject to certain notice requirements and other conditions, upon the occurrence of an event of default, including the occurrence of a condition having or reasonably likely to have a material adverse effect, commitments may be terminated and the principal of, and interest then outstanding on, all of the loans may become immediately due and payable. At December 27, 2015 and December 28, 2014, no event of default had occurred and the Company believed that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Credit Agreement, had not occurred and was remote.

Borrowings under the revolving Credit Agreement may take the form of a base rate revolving loan, Eurodollar revolving loan or swingline loan.  Base rate revolving loans and swingline loans will bear interest at a rate per annum equal to the sum of the applicable margin from time to time in effect plus the highest of (i) the Agent’s prime lending rate, as in effect at such time, (ii) the federal funds rate, as in effect at such time, plus 0.50% per annum, and (iii) the adjusted London Interbank Offered Rate (“LIBOR”) rate determined at such time for an interest period of one month, plus 1.00% per annum. Eurodollar revolving loans will bear interest at a rate per annum equal to the sum of the applicable margin from time to time in effect plus the adjusted LIBOR rate. The applicable margin varies between 1.50% - 2.00% for base rate revolving loans and swingline loans and 2.50%  - 3.00% for Eurodollar loans, and is based on several factors including the Company’s then-existing borrowing base and the Lender’s total commitment amount and revolving credit exposure. The calculation of the Company’s borrowing base takes into account several items relating to the Company and its subsidiaries, including amounts due and owing under billed and unbilled accounts receivables, then-held eligible raw materials inventory, work-in-process inventory, and applicable reserves.

On May 31, 2015, the Company entered into a third amendment (the “Third Amendment”) to the Credit Agreement. Under the terms of the Third Amendment, the definitions of certain terms of the Credit Agreement were modified, the disposition of the Herley Entities was approved by the lenders, and a minimum $175.0 million repurchase of the Notes by the Company, and the payment in full of the outstanding balance of the Credit Agreement was required upon consummation of the sale of the Herley Entities. Additionally, the measurement of the fixed charge coverage ratio of 1.15:1 was modified as follows: (i) the fixed charge coverage ratio will not be measured as of the quarterly reporting period ending as of the end of any quarterly reporting period ending after June 30, 2015, if on such date (a) there are no outstanding revolving loans or swingline loans and (b) the aggregate amount outstanding under letters of credit is less than or equal to $17.0 million, and (ii) as to any subsequent quarterly reporting period ending after June 30, 2015, and not covered by (i) above, a fixed charge coverage ratio of at least 1.05:1 will be applied if the percentage of (a) outstanding revolving loans plus the sum of the outstanding swingline loans and outstanding letters of credit that are in excess of $17.0 million, to (b) the revolving credit commitment, minus the Herley Disposition Proceeds Reinvestment Reserve, as defined below, is greater than 0.00% but less than 15.00% or a fixed charge coverage ratio of 1.10:1 will be applied if the aforementioned percentage is equal to or greater than 15.00% but less than 25.00%. In all other instances, the fixed charge coverage ratio remains at 1.15:1. For purposes of computing the fixed charge coverage ratio, consolidated interest expense in connection with the repurchase of Notes with proceeds from the sale of the Herley Entities shall be deemed to have occurred on the first day of the most recently completed four quarterly reporting period.

The terms of the Third Amendment also included the establishment of a reserve (the “Herley Disposition Proceeds Reinvestment Reserve”), that will reduce the maximum facility of $110.0 million. With the sale of the Herley Entities, a $50.8 million reserve was established based upon the collateral carrying value under the Credit Agreement of the Herley Entities disposed. The reserve will be adjusted monthly for the subsequent cumulative reinvestment in similar collateral assets over a period not to exceed 360 days from the sale of the Herley Entities. As of December 27, 2015, the reserve, adjusted for cumulative reinvestment in similar collateral assets since the sale of the Herley Entities was $4.9 million, resulting in a reduced maximum facility of $105.1 million. To the extent that reinvestment occurs in similar collateral assets, the facility will be reinstated accordingly up to a maximum of $110.0 million. The Company expects to make investments in assets that will replace the collateral which will reinstate the maximum facility to the full $110.0 million.

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

As of December 27, 2015, there were no borrowings outstanding on the Credit Agreement and $11.1 million outstanding on letters of credit, resulting in net borrowing base availability of $60.1 million. The Company was in compliance with the financial covenants of the Credit Agreement and its amendments as of December 27, 2015.

Debt Acquired in Acquisition

The Company has a 10-year term loan with a bank in Israel entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of December 27, 2015 was $2.7 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants, including a minimum net equity covenant as defined in the loan agreement. The Company was in compliance with all covenants as of December 27, 2015.

Fair Value of Long-term Debt

Carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at December 28, 2014 and December 27, 2015 are presented in the following table:

	As of December 28, 2014			As of December 27, 2015
$ in millions	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Long-term debt	$669.8	$656.4	$577.1	$452.7	$445.1	$315.2

The fair value of the Company’s long-term debt was based upon actual trading activity (Level 1, Observable inputs —quoted prices in active markets).

As of December 27, 2015, the difference between the carrying amount of $445.1 million and the principal amount of $452.7 million presented in the previous table, is the net unamortized original issue discount of $3.3 million and the unamortized debt issuance costs of $4.3 million, which are being accreted to interest expense over the term of the related debt.

Future maturities of long-term debt for each of the years ending 2016 and 2017 are $1.0 million per year, $0.7 million in 2018, and $450.0 million in 2019.

Note 5.    Lease Commitments

The Company leases certain facilities and equipment under operating and capital leases having terms expiring at various dates through 2025.

Future minimum lease payments under capital and operating leases as of December 27, 2015, which does not include $14.2 million in sublease income on the Company’s operating leases, are as follows (in millions):

Year	Operating Leases
2016	$19.5
2017	16.8
2018	14.5
2019	12.1
2020	7.5
Thereafter	3.1
Total future minimum lease payments	$73.5

Amortization expense related to capital leases was $0.2 million, $0.2 million and $0.0 million for the years ended December 29, 2013, December 28, 2014 and December 27, 2015, respectively.

Gross rent expense under operating leases for the years ended December 29, 2013, December 28, 2014, and December 27, 2015 was $20.2 million, $24.6 million, and $23.1 million, respectively. Total sublease income for the years ended December 29, 2013, December 28, 2014, and December 27, 2015, totaling $2.3 million, $3.3 million, and $3.3 million, respectively, has been netted against rent expense.

The Company’s accrual for excess facilities was $12.4 million, $11.3 million, and $5.5 million as of December 29, 2013, December 28, 2014 and December 27, 2015, respectively. The Company estimates that the remaining accrual will be paid through 2020.

The accrual for excess facilities is as follows (in millions):

Excess Facilities
Balance as of December 29, 2013	$12.4
Adjustment of excess facility accrual	0.2
Cash payments	(1.3)
Balance as of December 28, 2014	11.3
Adjustments of excess facility accruals	(4.3)
Cash payments	(1.5)
Balance as of December 27, 2015	$5.5

The adjustment of $0.2 million for 2014 was primarily due to an estimated excess facility accrual of office space at our Sacramento, California administrative facilities. The adjustment in 2015 reflects the impact of a new sublease arrangement that the Company entered into for our Columbia, Maryland facility.

The lease on certain office facilities includes scheduled base rent increases over the term of the lease. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. In addition to the base rent payment, the Company pays a monthly allocation of the building’s operating expenses. The Company has recorded deferred rent, included in accrued expenses and other long-term liabilities in the Consolidated Balance Sheets, of $3.1 million, $5.2 million, and $4.6 million at December 29, 2013, December 28, 2014 and December 27, 2015, respectively, to reflect the excess of rent expense over cash payments since inception of the respective leases.

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

The following shares were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive (in millions):

	December 29, 2013	December 28, 2014	December 27, 2015
Shares from stock options and awards	2.6	0.9	1.9

Note 7.    Income Taxes

The components of income (loss) from continuing operations before income taxes for the years ended December 29, 2013, December 28, 2014, and December 27, 2015 are comprised of the following (in millions):

	2013	2014	2015
Domestic	$(34.0)	$(78.8)	$(54.2)
Foreign	5.6	7.0	9.6
Total	$(28.4)	$(71.8)	$(44.6)

The provision (benefit) for income taxes from continuing operations for the years ended December 29, 2013, December 28, 2014, and December 27, 2015 are comprised of the following (in millions):

	2013	2014	2015
Federal income taxes:
Current	$—	$—	$(15.7)
Deferred	—	2.9	1.4
Total Federal	—	2.9	(14.3)
State and local income taxes
Current	1.9	1.6	0.8
Deferred	(0.6)	(1.7)	—
Total State and local	1.3	(0.1)	0.8
Foreign income taxes:
Current	(0.1)	0.7	1.2
Deferred	(0.1)	0.4	0.9
Total Foreign	(0.2)	1.1	2.1
Total	$1.1	$3.9	$(11.4)

A reconciliation of the total income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate of 35% to the loss from continuing operations before income taxes for the years ended December 29, 2013, December 28, 2014 and December 27, 2015 is as follows (in millions):

	2013	2014	2015
Income tax (benefit) at federal statutory rate	$(9.9)	$(25.1)	$(15.6)
State taxes, net of federal tax benefit and valuation allowance	1.7	0.8	(0.2)
Difference in tax rates between U.S. and foreign	(2.0)	(1.4)	(0.7)
Increase in federal valuation allowance	11.1	26.0	—
Nondeductible expense	0.7	1.5	0.8
Increase in reserve for uncertain tax positions	0.2	0.9	0.9
Changes to indefinite life items and separate state deferred taxes	(0.7)	1.2	3.4
Total	$1.1	$3.9	$(11.4)

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of December 28, 2014 and December 27, 2015 are as follows (in millions):

	2014	2015
Deferred tax assets:
Allowance for doubtful accounts	$0.6	$0.5
Sundry accruals	2.3	2.2
Vacation accrual	5.1	4.5
Stock-based compensation	5.4	5.1
Payroll related accruals	4.6	3.6
Lease accruals	8.4	5.1
Investments	2.0	2.0
Net operating loss carryforwards	144.3	98.4
Tax credit carryforwards	6.5	9.2
Deferred revenue	2.4	3.1
Reserves and other	9.3	7.0
	190.9	140.7
Valuation allowance	(154.0)	(102.1)
Total deferred tax assets, net of valuation allowance	36.9	38.6
Deferred tax liabilities:
Unearned revenue	(35.8)	(39.1)
Other intangibles	(2.7)	(3.2)
Property and equipment, principally due to differences in depreciation	(6.5)	(4.5)
Other	(1.3)	(2.3)
Total deferred tax liabilities	(46.3)	(49.1)
Net deferred tax asset (liability)	$(9.4)	$(10.5)

In assessing the Company’s ability to realize deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As such, management has determined that it is appropriate to maintain a full valuation allowance against the Company’s deferred tax assets, with the exception of an amount equal to its deferred tax liabilities, which can be expected to reverse over a definite life and certain foreign and separate state deferred tax assets. Management will continue to evaluate the necessity to maintain a valuation allowance against the Company’s net deferred tax assets. During fiscal 2015, the Company recorded a net decrease in its federal valuation allowance of $51.9 million predominantly related to the utilization of the Company's net operating loss carryforwards.

At December 27, 2015, the Company had federal tax loss carryforwards of $287.7 million and various state tax loss carryforwards of $212.4 million including net operating losses resulting from stock options of $14.4 million for federal and state, which if recognized would result in additional paid-in-capital. The federal tax loss carryforwards will begin to expire in 2019 and state tax loss carryforwards will begin to expire in 2016 in certain states.
Federal and state income tax laws impose restrictions on the utilization of net operating loss (“NOL”) and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). In general, an ownership change occurs when shareholders owning 5% or more of a “loss corporation” (a corporation entitled to use NOL or other loss carryovers) have increased their ownership of stock in such corporation by more than 50 percentage points during any 3-year period. The annual base Section 382 limitation is calculated by multiplying the loss corporation’s value at the time of the ownership change by the greater of the long-term tax-exempt rate determined by the Internal Revenue Service in the month of the ownership change or the two preceding months. This base limitation is subject to adjustments, including an increase for built-in gains recognized in the five year period after the ownership change. In March 2010, an “ownership change” occurred that will limit the utilization of NOL carryforwards. In July 2011, another “ownership change” occurred. The March 2010 ownership change limitation is more restrictive. In prior years the company acquired corporations with NOL carryforwards at the date of acquisition (“Acquired NOLs”). The Acquired NOLs are subject to separate limitations that may further restrict the use of Acquired NOLs. As a result, the Company’s federal annual utilization of NOL carryforwards were limited to at least $27.0 million a year for the five years succeeding the March

2010 ownership change and at least $11.6 million for each year thereafter subject to separate limitations for Acquired NOLs. If the entire limitation amount is not utilized in a year, the excess can be carried forward and utilized in future years. For the year ended December 27, 2015, there was no impact of such limitations on the income tax provision since the amount of taxable income did not exceed the annual limitation amount. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOL or other tax attributes may be further limited. As discussed elsewhere, deferred tax assets relating to the NOL and credit carryforwards are offset by a full valuation allowance. In addition, utilization of state tax loss carryforwards is dependent upon sufficient taxable income apportioned to the states.
The Company has not provided deferred U.S. income taxes or foreign withholding taxes of approximately $21.9 million on temporary differences relating to the outside basis in its investment in foreign subsidiaries which are essentially permanent in duration. It is the Company’s intention to permanently reinvest undistributed earnings of its foreign subsidiaries. As of December 27, 2015 the Company has $9.1 million of cash and cash equivalents available for distribution.

The Company is subject to taxation in the U.S., various state tax jurisdictions and various foreign tax jurisdictions. The Company’s tax years for 2000 and later are subject to examination by the U.S. and state tax authorities due to the existence of NOL carryforwards. Generally, the Company’s tax years for 2002 and later are subject to examination by various foreign tax authorities.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

Balance as of December 30, 2012	$13.4
Increases related to prior periods (acquired entities)	3.3
Increases related to current year tax positions	1.7
Expiration of applicable statutes of limitations	(2.6)
Settlements with taxing authorities	—
Balance as of December 29, 2013	15.8
Increases related to prior periods (acquired entities)	—
Increases related to current year tax positions	0.8
Expiration of applicable statutes of limitations	(0.2)
Settlements with taxing authorities	—
Balance as of December 28, 2014	16.4
Increases related to prior periods	0.4
Increases related to current year tax positions	0.9
Expiration of applicable statutes of limitations	—
Settlements with taxing authorities	—
Decreases related to disposition	(0.5)
Balance as of December 27, 2015	$17.2

Included in the balance of unrecognized tax benefits at December 27, 2015, are $17.2 million of tax benefits that, if recognized, would affect the effective tax rate. Included in this amount is $14.6 million that would become a deferred tax asset if the tax benefit were recognized. As such, this benefit may be impacted by a corresponding valuation allowance depending upon the Company’s consolidated financial position at the time the benefits are recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For each of the years ended December 29, 2013, December 28, 2014 and December 27, 2015, the Company recorded $0.2 million, in interest or penalties. These amounts are netted by a benefit for interest and penalties related to the reversal of prior positions as noted above of $0.2 million, $0.1 million, and $0.1 million for the years ended December 29, 2013, December 28, 2014, and December 27, 2015, respectively. As of December 29, 2013, December 28, 2014, and December 27, 2015, the Company had recorded total interest and penalties of $0.7 million, $0.8 million, and $1.0 million, respectively.

The Company believes that no material amount of the liabilities for uncertain tax positions will expire within 12 months of December 27, 2015.

Note 8.     Discontinued Operations

On August 21, 2015, the Company completed the sale of the U.S. and U.K. operations of its Electronic Products Division to Ultra Electronics Holdings plc (“Ultra”), a public limited company formed under the laws of England and Wales and traded on the London Stock Exchange, and Ultra Electronics Defense Inc. (the “Buyer”), a Delaware corporation ultimately owned by Ultra, (the “Transaction”). Pursuant to the terms of that certain Stock Purchase Agreement, dated May 31, 2015, by and among the Company, Ultra and the Buyer (the “Purchase Agreement”), the Company sold to the Buyer all of the issued and outstanding capital stock of its wholly owned subsidiary Herley Industries, Inc. (“Herley”) and certain of Herley’s subsidiaries, including Herley-CTI, Inc., EW Simulation Technology, Ltd. and Stapor Research, Inc. (collectively, the “Herley Entities”), for $260.0 million in cash plus $5.0 million for taxes incurred as part of the Transaction, less a $2.0 million escrow to satisfy any purchase price adjustments, and an estimated working capital adjustment of $8.3 million. The Purchase Agreement also contains certain non-compete and indemnification provisions. Under the Purchase Agreement, the Company entered into an agreement to indemnify the Buyer for any pre-acquisition tax liabilities.  As a result of this arrangement, the Company recorded amounts that have historically been classified as unrecognized tax benefits into other long term liabilities.  The Company also agreed to indemnify Ultra for pre-existing environmental conditions for a period of five years from the closing date and with a maximum indemnification payment of $34.0 million. The Company does not believe payments will be required under the indemnification provision, and the assessment of the fair value is immaterial. Under the terms of the Purchase Agreement, a joint 338(h)(10) election has been made for income tax purposes, providing a “step up” in tax basis to Ultra. The Company incurred approximately $11.5 million in transaction-related costs. The gain on sale of $80.8 million is subject to changes in the indemnification obligations. In accordance with ASC 360-10-45-9, Property, Plant, and Equipment (Topic 360) and ASC 205-20-45-3 Presentation of Financial Statements (Topic 205), the Herley Entities were classified as discontinued operations in the accompanying consolidated financial statements for all periods presented.

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

In November 2015, the Company and Ultra settled the working capital adjustment at $8.1 million, and the net cash position at closing, resulting in a net payment to the Company of $2.7 million. This represents the payment from escrow to the Company of $2.0 million, as well as the payment from Ultra of $0.7 million, reflecting the difference in the estimated working capital and actual working capital and the net cash position at the close of the Transaction. In December 2015, the Company submitted to Ultra for reimbursement the maximum $5.0 million for taxes incurred as part of the Transaction, which was reimbursed in January 2016.

The following table presents the results of discontinued operations (in millions):

	Year ended December 29, 2013	Year ended December 28, 2014	Year ended December 27, 2015
Revenue	$114.5	$108.9	$59.7
Cost of sales	78.2	70.1	40.6
Selling, general and administrative expenses	26.7	24.1	15.2
Interest expense, net	17.5	15.1	9.1
Other net expense items that are not major	0.9	0.7	0.1
Loss from discontinued operations before income taxes	(8.8)	(1.1)	(5.3)
Gain on disposal of discontinued operations before income taxes	—	—	80.8
Total gain (loss) of discontinued operations before income taxes	(8.8)	(1.1)	75.5
Income tax expense (benefit)	(1.1)	1.2	22.5
Income (loss) from discontinued operations	$(7.7)	$(2.3)	$53.0

The results for the year ended December 27, 2015 are through the date of disposal of August 21, 2015.

Depreciation and amortization expense included in selling, general and administrative expenses was $7.0 million, $6.7 million, and $4.2 million for the years ended December 29, 2013, December 28, 2014, and December 27, 2015, respectively.

Interest expense is included based on an allocation consistent with the redemption of $175.0 million of the Notes and the repayment of $41.0 million in outstanding borrowings on the Credit Agreement that was repaid upon the completion of the sale of the Herley Entities in accordance with the terms and conditions of the Indenture and the Credit Agreement. Refer to Note 4 of these Notes to Consolidated Financial Statements for further discussion.

Intra-period tax allocation rules require the Company to allocate its provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as discontinued operations, the Company must allocate the tax provision to the other categories of earnings. A related tax benefit is then recorded in continuing operations. Due to the intra-period allocation rules, the Company recorded income tax benefit of $1.1 million for the year ended December 29, 2013, and income tax expense of $1.2 million and $22.5 million in discontinued operations for the years ended December 28, 2014, and December 27, 2015, respectively.

The following is a summary of the assets and liabilities of discontinued operations in the accompanying Consolidated Balance Sheets as of December 28, 2014 and December 27, 2015 (in millions):

	December 28, 2014	December 27, 2015
Cash and cash equivalents	$1.2	$—
Accounts receivable, net	30.7	—
Inventoried costs	20.6	—
Other current assets	1.3	—
Current assets of discontinued operations	$53.8	$—
Property, plant and equipment, net	$21.0	$—
Goodwill	113.0	—
Intangible assets, net	2.8	—
Other assets	0.2	—
Non-current assets of discontinued operations	$137.0	$—
Accounts payable	$3.8	$—
Accrued expenses	1.8	—
Accrued compensation	5.3	0.9
Billings in excess of cost and earnings on uncompleted contracts	2.5	—
Other current liabilities	1.2	1.0
Current liabilities of discontinued operations	$14.6	$1.9
Other long-term liabilities of discontinued operations	$0.5	$4.1

Note 9.     Fair Value Measurement

The Company adopted FASB ASC Topic 820, Fair Value Measurement (“Topic 820”) with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which it has not applied the provisions of Topic 820 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those assets and liabilities initially measured at fair value in a business combination.

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

Note 10.    Stockholders’ Equity

(a)    Stock Option Plans and Restricted Stock Unit Plans

In March 2014 the Board approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan is the successor to the Kratos Defense & Security Solutions, Inc. 2011 Equity Incentive Plan, the Kratos Defense & Security Solutions, Inc. Amended and Restated 2005 Equity Incentive Plan, the Kratos Defense & Security Solutions, Inc. 2000 Nonstatutory Stock Option Plan, the Kratos Defense & Security Solutions, Inc. 1999 Equity Incentive Plan, the Amended and Restated Integral Systems, Inc. 2008 Stock Incentive Plan, the Amended and Restated Herley Industries, Inc. 2010 Stock Plan, the Herley Industries, Inc. 2003 Stock Option Plan, the Henry Bros. Electronics, Inc. 2007 Stock Option Plan, the Henry Bros. Electronics, Inc. 2006 Stock Option Plan, the Amended and Restated 2005 Digital Fusion, Inc. Equity Incentive Plan, the 2000 Digital Fusion, Inc. Stock Option Plan, the 1999 Digital Fusion, Inc. Stock Option Plan, and the 1998 Digital Fusion, Inc. Stock Option Plan (collectively, the “Prior Plans”).

The 2014 Plan became effective May 14, 2014 and no additional stock awards will be granted under the Prior Plans as of April 1, 2014. All outstanding stock awards granted subject to the terms of the Prior Plans will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the respective Prior Plans. Any shares subject to outstanding stock awards granted under the Prior Plans or granted outside of a Prior Plan that, at any time after March 27, 2014, (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited, canceled or otherwise returned to the Company because of the failure to meet a contingency or condition required to vest such shares; or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award (collectively, the “Returning Shares”) will immediately be added to the share reserve of the 2014 Plan and become available for issuance pursuant to stock awards granted under the 2014 Plan.

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

The Company’s board of directors (“Board”) may grant equity-based awards to selected employees, directors and consultants of the Company pursuant to its 2014 Plan. As of December 27, 2015, there are approximately 2,901,808 shares reserved for issuance for future grant under the 2014 Plan. The Board may amend or terminate the 2014 Plan at any time. Certain amendments, including an increase in the share reserve, require stockholder approval. Generally, options and restricted stock units outstanding vest over periods not exceeding ten years. When the Company grants stock options, they are granted with a per share exercise price not less than the fair market value of the Company’s common stock on the date of grant, and generally would be exercisable for up to ten years from the grant date.

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

	2013	2014	2015
Stock Options
Expected life	6.25 - 10.0	10.0	10.0
Risk-free interest rate(1)	1.1% - 2.9%	2.4% - 2.7%	2.1% - 2.3%
Volatility(2)	56.8% - 61.2%	54.5% - 56.1%	54.4% - 54.7%
Forfeiture rate(3)	10.0%	2.5% - 15.2%	5.0%
Dividend yield(4)	—%	—%	—%

(1) The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant with a term equal to the expected term of the options.
(2) In 2013, 2014, and 2015, the Company estimated implied volatility based upon trailing volatility.
(3) Forfeitures are estimated at the time of grant based upon historical information. Forfeitures will be revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.
(4) The Company has no history or expectation of paying dividends on its common stock.

A summary of the status of the Company’s stock option plan as of December 27, 2015 and changes in options outstanding under the plan for the year ended December 27, 2015 is as follows:

	Number of Shares Under Option	Weighted-Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(000’s)			(000’s)
Options outstanding at December 28, 2014	1,498	$11.06	5.6	$108.37
Granted	12	$5.06	0	—
Exercised	—	$—	0	—
Forfeited or expired	(433)	$17.12	0	—
Options outstanding at December 27, 2015	1,077	$9.14	5.5	—
Options exercisable at December 27, 2015	422	$15.50	3.1	$—

As of December 27, 2015, there was $0.8 million of total unrecognized stock-based compensation expense related to nonvested options which is expected to be recognized over a remaining weighted-average vesting period of 2.3 years. Upon exercise of an option, the Company issues new shares of common stock.

During the years ended December 29, 2013, December 28, 2014, and December 27, 2015 the following values relate to the grants and exercises under the Company’s option plans:

	2013	2014	2015
Weighted average grant date fair value of options granted	$2.86	$4.40	$3.31
Total intrinsic value of options exercised (in thousands)	$—	$171.0	$—

The following table summarizes the Company’s Restricted Stock Unit activity:

	Restricted Stock Units (000’s)	Weighted-Average Grant Date Fair Value
Nonvested balance at December 28, 2014	2,208	$8.03
Grants	820	$5.40
Vested	(520)	$7.01
Forfeitures	(89)	$7.45
Vested but not released	(10)	$8.30
Nonvested balance at December 27, 2015	2,409	$7.37

As of December 27, 2015, there was $6.5 million of total unrecognized stock-based compensation expense related to nonvested restricted stock units which is expected to be recognized over a remaining weighted-average vesting period of 3.0 years. The fair value of RSU awards that vested in 2013, 2014, and 2015 was $1.7 million, $1.4 million, and $3.6 million, respectively.

(b)	Employee Stock Purchase Plan

In August 1999, the Board approved the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 5.2 million shares of Common Stock have been authorized for issuance under the Purchase Plan. The Purchase Plan qualifies as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Service Code. Unless otherwise determined by the Compensation Committee of the Board, all employees are eligible to participate in the Purchase Plan so long as they are employed by the Company (or a subsidiary designated by the Board) for at least 20 hours per week and were customarily employed by the Company (or a subsidiary designated by the Board) for at least 5 months per calendar year.

Employees who actively participate in the Purchase Plan are eligible to have up to 15% of their earnings for each purchase period withheld pursuant to the Purchase Plan. The amount that is withheld is used at various purchase dates within the offering period to purchase shares of Common Stock. The price paid for Common Stock at each such purchase date is equal to the lower of 85% of the fair market value of the Common Stock at the commencement date of that offering period or 85% of the fair market value of the Common Stock on the relevant purchase date. Employees are also able to end their participation in the offering at any time during the offering period, and participation ends automatically upon termination of employment. From the Purchase Plan’s inception through December 27, 2015, the cumulative number of shares of Common Stock that have been issued under the Purchase Plan is 3.4 million and approximately 1.8 million shares are available for future issuance. During fiscal 2015, approximately 946,000 shares were issued under the plan at an average price of $4.25.

The fair value of Kratos’ Purchase Plan shares for 2015 was estimated using the Black-Scholes option pricing model. The assumptions and resulting fair values of options granted for 2013, 2014 and 2015 were as follows:

	Offering Periods January 1 to December 31, 2013	Offering Periods January 1 to December 31, 2014	Offering Periods January 1 to December 31 2015
Expected term (in years)(1)	0.5	0.5	0.5
Risk-free interest rate(2)	0.10% - 0.11%	0.07% - 0.10%	0.11% - 0.12%
Expected volatility(3)	36.95% - 43.70%	40.14% - 40.23%	39.63% - 40.91%
Expected dividend yield(4)	0%	0%	0%
Weighted average grant-date fair value per share	$1.50	$2.09	$1.43

(1)	The expected term is equivalent to the offering period.

(2)	The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant with a term equal to the expected term.
(3)    The Company estimated implied volatility based upon trailing volatility.
(4)    The Company has no history or expectation of paying dividends on its common stock.

As of December 27, 2015, there was no material unrecognized compensation expense related to the Employee Stock Purchase Plan.

Note 11.    Retirement Plans

The Company provides eligible employees the opportunity to participate in defined-contribution savings plans (commonly known as 401(k) plans), which permit contributions on a before-tax basis. Generally, salaried employees and certain hourly employees are eligible to participate in the plans. Under most plans, the employee may contribute to various investment alternatives. In certain plans, the Company matches a portion of the employees’ contributions. The Company’s matching contributions to these defined-contribution savings plans totaled $4.9 million in 2013, 2014, and 2015.

Note 12.    Significant Customers

Revenue from the U.S. Government (which includes Foreign Military Sales) includes revenue from contracts for which Kratos is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $524.8 million, $437.4 million, and $402.9 million or 62%, 57%, and 61%, of total revenue for the years ended December 29, 2013, December 28, 2014, and December 27, 2015, respectively.

Note 13.    Segment Information

The KGS reportable segment is comprised of an aggregation of KGS operating segments, including defense and rocket support services, our microwave electronic products and satellite communications, technical and training solutions, and modular systems operating segments. The US reportable segment consists of our unmanned aerial, ground, seaborne and command, control and communications system business. The KGS and US segments provide products, solutions and services for mission critical national security programs. KGS and US customers primarily include national security related agencies, the DoD, intelligence agencies and classified agencies, and to a lesser degree, international government agencies and domestic and international commercial customers. The PSS segment designs, engineers, deploys, operates, integrates into command and control infrastructure, maintains and operates security and surveillance solutions for homeland security, public safety, critical infrastructure, government and commercial customers. PSS customers include those in the critical infrastructure, power generation, power transport, nuclear energy, financial, IT, healthcare, education, transportation and petro-chemical industries, as well as certain government and military customers.

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

As discussed in “Discontinued Operations” in Note 8 of these Notes to Consolidated Financial Statements, the Company began reporting the Herley Entities as discontinued operations effective in the second quarter of fiscal 2015.  Prior to the decision to sell the Herley Entities, the Company reported their financial results in the KGS reportable segment. Accordingly, segment results have been recast for all periods presented to reflect the disposition of the Herley Entities as discontinued operations.

As certain overhead type costs previously allocated to the Herley Entities are not allocable to discontinued operations, prior period corporate costs have been reallocated amongst the continuing reportable segments.

Revenues, operating income (loss) and assets disclosed below provided by the Company’s reportable segments for the years ended December 29, 2013, December 28, 2014, and December 27, 2015, are as follows (in millions):

	2013	2014	2015
Revenues:
Unmanned Systems
Service revenues	$—	$—	$—
Product sales	121.6	81.5	66.3
Total Unmanned Systems	121.6	81.5	66.3
Kratos Government Solutions
Service revenues	233.9	207.4	209.5
Product sales	278.9	277.7	236.6
Total Kratos Government Solutions	512.8	485.1	446.1
Public Safety & Security
Service revenues	209.7	183.4	144.7
Product sales	—	13.0	—
Total Public Safety & Security	209.7	196.4	144.7
Total revenues	$844.1	$763.0	$657.1
Depreciation and amortization:
Unmanned Systems	$20.3	$7.3	$6.7
Kratos Government Solutions	22.6	23.1	18.2
Public Safety & Security	3.5	2.0	0.6
Total depreciation and amortization	$46.4	$32.4	$25.5
Operating income (loss) from continuing operations:
Unmanned Systems	$(17.2)	$(9.8)	$(16.2)
Kratos Government Solutions	30.5	24.4	16.1
Public Safety & Security	7.8	(4.9)	2.6
Corporate activities	(2.9)	(4.4)	(7.0)
Total operating income (loss) from continuing operations	$18.2	$5.3	$(4.5)

Revenues from foreign customers were approximately $76.5 million or 9%, $89.0 million or 12% and $73.2 million or 11% of total revenue for the years ended December 29, 2013, December 28, 2014, and December 27, 2015, respectively.

In 2013 the Corporate activities had a benefit from merger related items of $3.8 million primarily due to the reduction in a $3.1 million liability as a result of the final settlement of the indemnity obligations related to former directors and officers of Integral on July 1, 2013.

Included in the 2013, 2014, and 2015 operating losses for the US Segment are increased costs of $7.6 million, $3.1 million, and $5.7 million respectively, primarily related to certain retrofits necessary to address product design changes as well as due to a contract conversion adjustment on certain of our aerial platforms.
Reportable segment assets are as follows (in millions):

	December 28, 2014	December 27, 2015
Assets:
Kratos Government Solutions	$618.9	$606.8
Unmanned Systems	166.1	162.0
Public Safety & Security	100.2	96.8
Discontinued operations	190.8	—
Corporate activities	55.2	37.7
Total assets	$1,131.2	$903.3

Assets of foreign subsidiaries in the KGS segment were $115.5 million and $106.2 million as of December 28, 2014 and December 27, 2015, respectively.

Note 14.    Commitments and Contingencies

In addition to commitments and obligations in the ordinary course of business, the Company is subject to various claims, pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of the Company’s business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its Consolidated Financial Statements. An estimated loss contingency is accrued in the Company’s Consolidated Financial Statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing litigation contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including but not limited to the procedural status of the matter in question, the presence of complex or novel legal theories, and the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against it may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of its potential liability. The Company regularly reviews contingencies to determine the adequacy of its accruals and related disclosures. The amount of ultimate loss may differ from these estimates. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies. Whether any losses finally determined in any claim, action, investigation or proceeding could reasonably have a material effect on the Company’s business, financial condition, results of operations or cash flows will depend on a number of variables, including: the timing and amount of such losses; the structure and type of any remedies; the monetary significance any such losses, damages or remedies may have on the Consolidated Financial Statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors.

(a)    Legal and Regulatory Matters.
U.S. Government Cost Claims

The Company’s contracts with the DoD are subject to audit by the Defense Contract Audit Agency (“DCAA”).  As a result of these audits, from time to time the Company is advised of claims concerning potential disallowed, overstated or disputed costs.  For example, during the course of recent audits of the Company’s contracts, the DCAA is closely examining and questioning certain of the established and disclosed practices that it had previously audited and accepted.  Costs incurred and allocated to contracts with the U.S. Government are regularly scrutinized for compliance with regulatory standards by the

Company’s personnel.  On July 28, 2015, the Company received a determination letter from Defense Contract Management Agency (“DCMA”) regarding what DCMA believes are certain unallowable costs for one of the Company’s subsidiaries with respect to fiscal year 2007.  The Company is evaluating the determination and believes it has a defensible position. For those Company subsidiaries and fiscal years which have not yet been audited by the DCAA or for those audits which are in process which have not been completed by the DCAA, the Company cannot reasonably estimate the range of loss, if any, that may result from audits and reviews in which it is currently involved given the inherent difficulty in predicting regulatory action, fines and penalties, if any, and the various remedies and levels of judicial review available to the Company in the event of an adverse finding.  As a result, the Company has not recorded any liability related to these matters.

Other Litigation Matters

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

The changes in the Company’s aggregate product warranty liabilities, which are included in other current liabilities and other long term-liabilities on the Company’s Consolidated Balance Sheets, were as follows (in millions):

	Year Ended
	December 28, 2014	December 27, 2015
Balance, at beginning of the period	$4.7	$4.9
Costs accrued and revenues deferred	0.8	1.2
Settlements made (in cash or kind) and revenues recognized	(0.6)	(1.8)
Balance, at end of period	4.9	4.3
Less: non-current portion	0.3	0.4
Current warranty liability	$4.6	$3.9

Note 15.     Quarterly Financial Data (Unaudited)

The following financial information reflects all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 28, 2014 and December 27, 2015, is as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2014
Revenues	$174.6	$205.5	$190.8	$192.1
Gross profit	43.8	48.1	42.4	45.1
Operating income (loss) from continuing operations	0.4	2.3	(3.0)	5.6
Provision (benefit) for income taxes	2.1	1.2	(0.2)	0.8
Loss from continuing operations	(13.4)	(48.2)	(11.3)	(2.8)
Income (loss) from discontinued operations	(1.6)	(1.7)	0.4	0.6
Net loss	$(15.0)	$(49.9)	$(10.9)	$(2.2)
Basic and diluted income (loss) per common share:
Loss from continuing operations	$(0.23)	$(0.84)	$(0.20)	$(0.05)
Income (loss) from discontinued operations	$(0.03)	$(0.03)	$0.01	$0.01
Net loss per common share	$(0.26)	$(0.87)	$(0.19)	$(0.04)

In the second quarter of 2014, a $39.1 million loss on extinguishment of debt was recorded to reflect the refinance of the Company’s $625.0 million 10% Senior Secured Notes Due 2017 with the $625.0 million 7% Senior Secured Notes Due 2019.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2015
Revenues	$157.1	$160.8	$161.7	$177.5
Gross profit	38.3	40.9	40.4	42.2
Operating income (loss) from continuing operations	(3.9)	(3.7)	1.6	1.5
Provision (benefit) for income taxes	1.9	2.3	(15.3)	(0.3)
Income (loss) from continuing operations	(14.5)	(16.0)	4.3	(7.0)
Income (loss) from discontinued operations	(1.7)	0.9	50.8	3.0
Net income (loss)	$(16.2)	$(15.1)	$55.1	$(4.0)
Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.25)	$(0.27)	$0.07	$(0.12)
Income (loss) from discontinued operations	$(0.03)	$0.02	$0.86	$0.05
Net income (loss) per common share	$(0.28)	$(0.25)	$0.93	$(0.07)
Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.25)	$(0.27)	$0.07	$(0.12)
Income (loss) from discontinued operations	$(0.03)	$0.02	$0.85	$0.05
Net income (loss) per common share	$(0.28)	$(0.25)	$0.92	$(0.07)

In the third quarter of 2015, the Company completed the sale of the U.S. and U.K. operations of its Electronic Products Division, which resulted in income from discontinued operations of $50.8 million. The tax benefit for the third quarter reflects the intra-period tax allocation rules under which a tax benefit is provided in continuing operations to offset a tax provision recorded in discontinued operations related to the sale.

Note 16.     Condensed Consolidating Financial Statements

The Company has $450.0 million in outstanding Notes. See Note 4 of these Notes to Consolidated Financial Statements. The Notes are guaranteed by the Subsidiary Guarantors and are collateralized by the assets of all of the Company’s

100% owned subsidiaries. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and the Company. There are no contractual restrictions limiting cash transfers from guarantor subsidiaries by dividends, loans or advances to the Company. The Notes are not guaranteed by the Company’s foreign subsidiaries (the “Non-Guarantor Subsidiaries”).

The following tables present condensed consolidating financial statements for the parent company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, respectively, for 2013, 2014, and 2015. The consolidating financial information below follows the same accounting policies as described in the Consolidated Financial Statements, except for the use of the equity method of accounting to reflect ownership interests in wholly-owned subsidiaries, which are eliminated upon consolidation.

Condensed Consolidating Balance Sheet December 28, 2014 (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$28.7	$(5.5)	$10.3	$—	$33.5
Accounts receivable, net	—	196.4	21.1	—	217.5
Amounts due from affiliated companies	341.9	—	—	(341.9)	—
Inventoried costs	—	32.2	15.2	—	47.4
Other current assets	2.7	15.5	2.8	—	21.0
Current assets of discontinued operations	—	38.7	15.1	—	53.8
Total current assets	373.3	277.3	64.5	(341.9)	373.2
Property, plant and equipment, net	2.0	52.0	7.6	—	61.6
Goodwill	—	442.6	40.8	—	483.4
Intangible assets, net	—	49.4	0.1	—	49.5
Investment in subsidiaries	498.3	48.1	—	(546.4)	—
Other assets	21.9	4.6	—	—	26.5
Non-current assets of discontinued operations	—	134.5	2.5	—	137.0
Total assets	$895.5	$1,008.5	$115.5	$(888.3)	$1,131.2
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3.1	$37.1	$4.4	$—	$44.6
Accrued expenses	6.3	28.9	2.8	—	38.0
Accrued compensation	5.2	32.7	3.2	—	41.1
Billings in excess of costs and earnings on uncompleted contracts	—	45.7	3.9	—	49.6
Deferred income tax liability	—	30.3	—	—	30.3
Amounts due to affiliated companies	—	287.4	54.5	(341.9)	—
Other current liabilities	0.3	6.1	1.5	—	7.9
Current liabilities of discontinued operations	0.7	10.8	3.1	—	14.6
Total current liabilities	15.6	479.0	73.4	(341.9)	226.1
Long-term debt, net of current portion	652.6	—	2.8	—	655.4
Other long-term liabilities	3.0	19.0	2.9	—	24.9
Non-current liabilities of discontinued operations	—	0.2	0.3	—	0.5
Total liabilities	671.2	498.2	79.4	(341.9)	906.9
Total stockholders’ equity	224.3	510.3	36.1	(546.4)	224.3
Total liabilities and stockholders’ equity	$895.5	$1,008.5	$115.5	$(888.3)	$1,131.2

Condensed Consolidating Balance Sheet December 27, 2015 (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$22.5	$(4.8)	$10.8	$—	$28.5
Accounts receivable, net	—	179.0	27.8	—	206.8
Amounts due from affiliated companies	207.8	—	—	(207.8)	—
Inventoried costs	—	36.9	18.7	—	55.6
Other current assets	16.4	11.7	1.4	—	29.5
Total current assets	246.7	222.8	58.7	(207.8)	320.4
Property, plant and equipment, net	2.0	47.5	6.7	—	56.2
Goodwill	—	442.6	40.8	—	483.4
Intangible assets, net	—	36.5	—	—	36.5
Investment in subsidiaries	477.8	60.3	—	(538.1)	—
Other assets	0.7	6.1	—	—	6.8
Total assets	$727.2	$815.8	$106.2	$(745.9)	$903.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4.3	$36.5	$7.5	$—	$48.3
Accrued expenses	4.7	29.3	3.0	—	37.0
Accrued compensation	4.1	29.2	3.5	—	36.8
Billings in excess of costs and earnings on uncompleted contracts	—	37.1	5.2	—	42.3
Amounts due to affiliated companies	—	175.7	32.1	(207.8)	—
Other current liabilities	4.3	0.2	1.6	—	6.1
Current liabilities of discontinued operations	1.8	—	0.1	—	1.9
Total current liabilities	19.2	308.0	53.0	(207.8)	172.4
Long-term debt, net of current portion	442.4	—	1.7	—	444.1
Other long-term liabilities	7.3	18.0	3.2	—	28.5
Non-current liabilities of discontinued operations	4.1	—	—	—	4.1
Total liabilities	473.0	326.0	57.9	(207.8)	649.1
Total stockholders’ equity	254.2	489.8	48.3	(538.1)	254.2
Total liabilities and stockholders’ equity	$727.2	$815.8	$106.2	$(745.9)	$903.3

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Year Ended December 29, 2013 (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$438.2	$5.4	$—	$443.6
Product sales	—	358.6	58.8	(16.9)	400.5
Total revenues	—	796.8	64.2	(16.9)	844.1
Cost of service revenues	—	331.3	3.9	—	335.2
Cost of product sales	—	278.8	42.5	(16.9)	304.4
Total costs	—	610.1	46.4	(16.9)	639.6
Gross profit	—	186.7	17.8	—	204.5
Selling, general and administrative expenses	5.5	150.7	10.4	—	166.6
Research and development expenses	—	18.8	0.9	—	19.7
Operating income (loss) from continuing operations	(5.5)	17.2	6.5	—	18.2
Other income (expense):			.
Interest income (expense), net	(48.1)	2.2	(0.3)	—	(46.2)
Other expense, net	—	(0.3)	(0.1)	—	(0.4)
Total other income (expense), net	(48.1)	1.9	(0.4)	—	(46.6)
Income (loss) from continuing operations before income taxes	(53.6)	19.1	6.1	—	(28.4)
Provision for income taxes from continuing operations	0.7	0.4	—	—	1.1
Income (loss) from continuing operations	(54.3)	18.7	6.1	—	(29.5)
Income (loss) from discontinued operations	(17.4)	7.9	1.8	—	(7.7)
Equity in net income (loss) of subsidiaries	34.5	7.9	—	(42.4)	—
Net income (loss)	$(37.2)	$34.5	$7.9	$(42.4)	$(37.2)
Comprehensive income (loss)	$(37.2)	$34.5	$7.9	$(42.4)	$(37.2)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Year Ended December 28, 2014 (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$380.8	$10.0	$—	$390.8
Product sales	—	326.1	54.6	(8.5)	372.2
Total revenues	—	706.9	64.6	(8.5)	763.0
Cost of service revenues	—	297.0	7.6	—	304.6
Cost of product sales	—	247.9	39.6	(8.5)	279.0
Total costs	—	544.9	47.2	(8.5)	583.6
Gross profit	—	162.0	17.4	—	179.4
Selling, general and administrative expenses	8.4	136.7	10.4	—	155.5
Research and development expenses	—	17.4	1.2	—	18.6
Operating income (loss) from continuing operations	(8.4)	7.9	5.8	—	5.3
Other income (expense):
Interest income (expense), net	(39.3)	0.3	(0.2)	—	(39.2)
Loss on extinguishment of debt	(39.1)	—	—	—	(39.1)
Other income (expense), net	—	(2.0)	3.2	—	1.2
Total other income (expense), net	(78.4)	(1.7)	3.0	—	(77.1)
Income (loss) from continuing operations before income taxes	(86.8)	6.2	8.8	—	(71.8)
Provision for income taxes from continuing operations	0.6	2.8	0.5	—	3.9
Income (loss) from continuing operations	(87.4)	3.4	8.3	—	(75.7)
Income (loss) from discontinued operations	(14.7)	9.3	3.1	—	(2.3)
Equity in net income (loss) of subsidiaries	24.1	11.4	—	(35.5)	—
Net income (loss)	$(78.0)	$24.1	$11.4	$(35.5)	$(78.0)
Comprehensive income (loss)	$(78.9)	$23.6	$11.0	$(34.6)	$(78.9)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Year Ended December 27, 2015 (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$339.0	$15.2	$—	$354.2
Product sales	—	262.3	56.3	(15.7)	302.9
Total revenues	—	601.3	71.5	(15.7)	657.1
Cost of service revenues	—	255.5	11.0	—	266.5
Cost of product sales	—	203.1	41.4	(15.7)	228.8
Total costs	—	458.6	52.4	(15.7)	495.3
Gross profit	—	142.7	19.1	—	161.8
Selling, general and administrative expenses	10.1	130.8	9.2	—	150.1
Research and development expenses	—	15.7	0.5	—	16.2
Operating income (loss) from continuing operations	(10.1)	(3.8)	9.4	—	(4.5)
Other income (expense):
Interest expense, net	(35.8)	(0.1)	(0.1)	—	(36.0)
Loss on extinguishment of debt	(3.4)	—	—	—	(3.4)
Other income (expense), net	—	(3.3)	2.6	—	(0.7)
Total other income (expense), net	(39.2)	(3.4)	2.5	—	(40.1)
Income (loss) from continuing operations before income taxes	(49.3)	(7.2)	11.9	—	(44.6)
Provision (benefit) for income taxes from continuing operations	(17.8)	4.4	2.0	—	(11.4)
Income (loss) from continuing operations	(31.5)	(11.6)	9.9	—	(33.2)
Income (loss) from discontinued operations	71.8	(21.1)	2.3	—	53.0
Equity in net income (loss) of subsidiaries	(20.5)	12.2	—	8.3	—
Net income (loss)	$19.8	$(20.5)	$12.2	$8.3	$19.8
Comprehensive income (loss)	$20.1	$(20.5)	$12.3	$8.2	$20.1

Condensed Consolidating Statement of Cash Flows Year Ended December 29, 2013 (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(64.3)	$84.0	$2.2	$—	$21.9
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	2.2	—	—	2.2
Change in restricted cash	—	0.4	—	—	0.4
Investment in affiliated companies	—	(69.5)	—	69.5	—
Capital expenditures	(1.4)	(10.4)	(1.5)	—	(13.3)
Proceeds from the disposition of discontinued operations	—	—	—	—	—
Net cash provided by (used in) investing activities from continuing operations	(1.4)	(77.3)	(1.5)	69.5	(10.7)
Financing activities:
Cash paid for contingent acquisition consideration	—	(2.1)	—	—	(2.1)
Repayment of debt	—	—	(1.0)	—	(1.0)
Financing from affiliated companies	69.5	—	—	(69.5)	—
Proceeds from the sale of employee stock purchase plan shares	1.1	—	—	—	1.1
Net cash provided by (used in) financing activities from continuing operations	70.6	(2.1)	(1.0)	(69.5)	(2.0)
Net cash flows of continuing operations	4.9	4.6	(0.3)	—	9.2
Net operating cash flows from discontinued operations	—	(2.8)	1.4	—	(1.4)
Net investing cash flows from discontinued operations	—	(0.6)	(1.4)	—	(2.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Net increase (decrease) in cash and cash equivalents	$4.9	$1.2	$(0.3)	$—	$5.8

Condensed Consolidating Statement of Cash Flows Year Ended December 28, 2014 (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(73.0)	$76.8	$(1.3)	$—	$2.5
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(2.6)	—	—	(2.6)
Change in restricted cash	—	(0.4)	—	—	(0.4)
Investment in affiliated companies	—	(68.5)	—	68.5	—
Capital expenditures	(0.8)	(9.7)	(1.1)	—	(11.6)
Net cash provided by (used in) investing activities from continuing operations	(0.8)	(81.2)	(1.1)	68.5	(14.6)
Financing activities:
Proceeds from the issuance of long-term debt	618.5	—	—	—	618.5
Extinguishment of long-term debt	(661.5)	—	—	—	(661.5)
Credit agreement borrowings	41.0	—	—	—	41.0
Repayment of debt	—	—	(1.0)	—	(1.0)
Debt issuance costs	(10.0)	—	—	—	(10.0)
Proceeds from the sale of employee stock purchase plan shares	3.3	—	—	—	3.3
Financings from affiliated companies	68.5	—	—	(68.5)	—
Net cash provided by (used in) financing activities from continuing operations	59.8	—	(1.0)	(68.5)	(9.7)
Net cash flows of continuing operations	(14.0)	(4.4)	(3.4)	—	(21.8)
Net operating cash flows from discontinued operations	—	3.8	0.3	—	4.1
Net investing cash flows from discontinued operations	—	(2.2)	(0.4)	—	(2.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.4)	—	(0.4)
Net decrease in cash and cash equivalents	$(14.0)	$(2.8)	$(3.9)	$—	$(20.7)

Condensed Consolidating Statement of Cash Flows Year Ended December 27, 2015 (in million)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(2.0)	$(30.8)	$3.1	$—	$(29.7)
Investing activities:
Investment in affiliated companies	(33.8)	—	—	33.8	—
Change in restricted cash	—	4.7	—	—	4.7
Capital expenditures	(1.0)	(9.5)	(0.8)	—	(11.3)
Proceeds from sale of assets	—	0.9	—	—	0.9
Net cash provided by (used in) investing activities from continuing operations	(34.8)	(3.9)	(0.8)	33.8	(5.7)
Financing activities:
Extinguishment of long-term debt	(175.0)	—	—	—	(175.0)
Repayment of debt	(41.0)	—	(1.0)	—	(42.0)
Proceeds from the sale of employee stock purchase plan shares	3.4	—	—	—	3.4
Financings from affiliated companies	—	33.8	—	(33.8)	—
Other, net	—	(1.1)	—	—	(1.1)
Net cash provided by (used in) financing activities from continuing operations	(212.6)	32.7	(1.0)	(33.8)	(214.7)
Net cash flows of continuing operations	(249.4)	(2.0)	1.3	—	(250.1)
Net operating cash flows from discontinued operations	—	3.1	(0.3)	—	2.8
Net investing cash flows from discontinued operations	243.2	(0.4)	(0.3)	—	242.5
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.2)	—	(0.2)
Net increase (decrease) in cash and cash equivalents	$(6.2)	$0.7	$0.5	$—	$(5.0)