Form 10-Q
period 2016-03-27
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2016-05-04
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 27, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of April 29, 2016, 59,670,226 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 27, 2016

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)
 (Unaudited)

	March 27, 2016	December 27, 2015
Assets
Current assets:
Cash and cash equivalents	$20.1	$28.5
Restricted cash	0.7	0.7
Accounts receivable, net	208.8	206.8
Inventoried costs	52.6	55.6
Prepaid expenses	10.4	10.6
Other current assets	12.7	18.2
Total current assets	305.3	320.4
Property, plant and equipment, net	53.8	56.2
Goodwill	483.4	483.4
Intangible assets, net	33.8	36.5
Other assets	8.1	6.8
Total assets	$884.4	$903.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39.8	$48.3
Accrued expenses	29.9	33.1
Accrued compensation	32.6	36.8
Accrued interest	11.7	3.9
Billings in excess of costs and earnings on uncompleted contracts	49.0	42.3
Other current liabilities	5.9	6.1
Current liabilities of discontinued operations	1.4	1.9
Total current liabilities	170.3	172.4
Long-term debt principal, net of current portion	444.4	444.1
Other long-term liabilities	31.1	28.5
Non-current liabilities of discontinued operations	3.9	4.1
Total liabilities	649.7	649.1
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares outstanding at March 27, 2016 and December 27, 2015	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 59,583,569 and 59,139,651 shares issued and outstanding at March 27, 2016 and December 27, 2015, respectively	—	—
Additional paid-in capital	875.9	873.2
Accumulated other comprehensive loss	(1.4)	(1.4)
Accumulated deficit	(639.8)	(617.6)
Total stockholders’ equity	234.7	254.2
Total liabilities and stockholders’ equity	$884.4	$903.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended
	March 27, 2016	March 29, 2015
Service revenues	$82.6	$87.3
Product sales	70.4	69.8
Total revenues	153.0	157.1
Cost of service revenues	60.3	66.0
Cost of product sales	56.8	52.8
Total costs	117.1	118.8
Gross profit	35.9	38.3
Selling, general and administrative expenses	37.7	37.4
Research and development expenses	2.9	3.9
Unused office space, restructuring expenses, and other	5.5	0.9
Operating loss from continuing operations	(10.2)	(3.9)
Other income (expense):
Interest expense, net	(8.7)	(8.8)
Other income, net	0.3	0.1
Total other expense, net	(8.4)	(8.7)
Loss from continuing operations before income taxes	(18.6)	(12.6)
Provision for income taxes from continuing operations	3.6	1.9
Loss from continuing operations	(22.2)	(14.5)
Discontinued operations (Note 2)
Loss from operations of discontinued component	—	(1.3)
Income tax expense	—	(0.4)
Loss from discontinued operations	—	(1.7)
Net loss	$(22.2)	$(16.2)
Basic loss per common share:
Net loss from continuing operations	$(0.37)	$(0.25)
Net loss from discontinued operations	—	(0.03)
Net loss per common share	$(0.37)	$(0.28)
Diluted loss per common share:
Net loss from continuing operations	$(0.37)	$(0.25)
Net loss from discontinued operations	—	(0.03)
Net loss per common share	$(0.37)	$(0.28)
Weighted average common shares outstanding:
Basic	59.6	58.3
Diluted	59.6	58.3
Comprehensive Loss
Net loss (from above)	$(22.2)	$(16.2)
Change in cumulative translation adjustment	—	(0.2)
Comprehensive loss	$(22.2)	$(16.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	March 27, 2016	March 29, 2015
Operating activities:
Net loss	$(22.2)	$(16.2)
Loss from discontinued operations	—	1.7
Loss from continuing operations	(22.2)	(14.5)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	6.1	6.9
Stock-based compensation	1.5	2.0
Deferred income taxes	1.2	1.8
Amortization of deferred financing costs	0.4	0.5
Amortization of discount on Senior Secured Notes	0.2	0.3
Provision for doubtful accounts	0.3	0.1
Litigation related charges	1.7	—
Provision for non-cash restructuring charges	3.0	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(4.0)	10.1
Inventoried costs	(1.6)	(7.5)
Prepaid expenses and other assets	0.1	(1.5)
Accounts payable	(8.8)	(6.8)
Accrued compensation	(4.2)	(7.0)
Accrued expenses	(3.1)	(3.1)
Advance payments received on contracts	1.5	1.7
Accrued interest	7.9	10.9
Billings in excess of costs and earnings on uncompleted contracts	6.7	5.3
Income tax receivable and payable	0.4	0.3
Other liabilities	1.4	(2.3)
Net cash used in operating activities from continuing operations	(11.5)	(2.8)
Investing activities:
Change in restricted cash	—	3.8
Capital expenditures	(2.1)	(1.9)
Net cash provided by (used in) investing activities from continuing operations	(2.1)	1.9
Financing activities:
Repayment of debt	(0.3)	(0.2)
Proceeds from exercise of restricted stock units, employee stock options, and employee stock purchase plan	1.2	1.7
Net cash provided by financing activities from continuing operations	0.9	1.5
Net cash flows of continuing operations	(12.7)	0.6
Net operating cash flows of discontinued operations	(0.4)	(0.7)
Net investing cash flows of discontinued operations	4.7	(0.3)
Effect of exchange rate changes on cash and cash equivalents	—	(0.4)
Net decrease in cash and cash equivalents	(8.4)	(0.8)
Cash and cash equivalents at beginning of period	28.5	33.5
Cash and cash equivalents at end of period	$20.1	$32.7

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

 The information as of March 27, 2016 and for the three months ended March 27, 2016 and March 29, 2015 is unaudited. The condensed consolidated balance sheet as of December 27, 2015 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 27, 2015, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 11, 2016 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

As discussed in Note 2 - Discontinued Operations, the amounts related to the first quarter of fiscal 2015 in these condensed consolidated financial statements have been recast to reflect the August 21, 2015 disposition of the Company’s 100% owned subsidiary Herley Industries, Inc. (“Herley”) and certain of Herley’s subsidiaries, including Herley-CTI, Inc., EW Simulation Technology, Ltd. and Stapor Research, Inc. (collectively, the “Herley Entities”) as discontinued operations.

(b)	Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries for which all inter-company transactions have been eliminated in consolidation.

(c)	Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year, with interim fiscal periods ending on the last Sunday of each calendar quarter. The three month periods ended March 27, 2016 and March 29, 2015 consisted of 13-week periods. There are 52 calendar weeks in the fiscal years ending on December 25, 2016 and December 27, 2015.

(d)    Accounting Estimates

There have been no significant changes in the Company’s accounting estimates for the three months ended March 27, 2016 as compared to the accounting estimates described in the Form 10-K.

(e)    Accounting Standards Updates

In April 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2016-10 (“ASU 2016-10”), Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing. ASU 2016-10 provides additional guidance on identifying performance obligations and clarifies the implementation guidance on licensing. In March 2016, the FASB issued ASU 2016-08 (“ASU 2016-08”), Revenue from Contracts with Customers, Principal versus Agent Considerations. ASU 2016-08 clarifies the implementation guidance and illustrations in the new revenue standard. In August 2015, the FASB issued ASU 2015-14 (“ASU 2015-14”), Revenue from Contracts with Customers, Deferral of the Effective Date that deferred the effective date of ASU 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers. Pursuant to ASU 2015-14, public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The FASB issued ASU 2014-09 in May 2014. ASU 2014-09 affects any entity using GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in FASB Accounting Standards Codification (“ASC”) Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented or apply the requirements in the year of adoption, through a cumulative adjustment. The Company has not yet selected a transition method nor has it determined the impact of adoption on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 (“ASU 2016-09”), Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for employee share-based payments, including accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016. Early adoption is permitted. The Company has not determined the impact of adoption on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 requires that lessees recognize assets and liabilities for the rights and obligations for leases with a lease term of more than one year. The amendments in this ASU are effective for annual periods ending after December 15, 2018. Early adoption is permitted. The Company has not determined the impact of adoption on its condensed consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The FASB also decided to permit earlier application by all entities as of the beginning of any interim or annual reporting period. The amendment provides the reporting entity with an option to apply the amendment prospectively, or retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2015-17 prospectively for the fiscal year ended December 27, 2015.

In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. ASU 2015-15 supplements the requirements of ASU 2015-03 by allowing an entity to defer and present debt issuance costs related to a line of credit arrangement as an asset and subsequently amortize the deferred costs ratably over the term of the line of credit arrangement. The Company adopted ASU 2015-15 for the fiscal year ended December 27, 2015.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years and early adoption of the amendments is permitted for financial statements that have not been previously issued and should be applied on a retrospective basis. The Company adopted ASU 2015-03 for the fiscal year ended December 27, 2015

In January 2015, the FASB issued ASU 2015-01 (“ASU 2015-01”), Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted this standard in the quarter ended March 27, 2016, which did not have a material impact on its condensed consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15 (“ASU 2014-15”), Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU

2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. ASU 2014-15 provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not believe that the adoption of this guidance will have a material impact on its condensed consolidated financial statements.
There have been no changes in the Company’s significant accounting policies, other than the adoption of ASU 2015-01, for the three months ended March 27, 2016 as compared to the significant accounting policies described in the Form 10-K.

(f)	Fair Value of Financial Instruments

The carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at March 27, 2016 and December 27, 2015 are presented in Note 8. The carrying value of all other financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued expenses, billings in excess of cost and earnings on uncompleted contracts, income taxes payable and short-term debt, approximated their estimated fair values at March 27, 2016 and December 27, 2015 due to the short-term nature of these instruments.

Note 2. Discontinued Operations

On August 21, 2015, the Company completed the sale of the U.S. and U.K. operations of its Electronic Products Division to Ultra Electronics Holdings plc (“Ultra”), a public limited company formed under the laws of England and Wales and traded on the London Stock Exchange, and Ultra Electronics Defense Inc. (the “Buyer”), a Delaware corporation ultimately owned by Ultra (the “Transaction”). Pursuant to the terms of that certain Stock Purchase Agreement, dated May 31, 2015, by and among the Company, Ultra and the Buyer (the “Purchase Agreement”), the Company sold to the Buyer all of the issued and outstanding capital stock of its wholly owned subsidiary Herley and the Herley Entities, for $260.0 million and $5.0 million for taxes incurred as part of the Transaction, less a $2.0 million escrow to satisfy any purchase price adjustments, and an estimated working capital adjustment of $8.3 million. The Purchase Agreement also contains certain non-compete and indemnification provisions. Under the Purchase Agreement, the Company entered into an agreement to indemnify the Buyer for any pre-acquisition tax liabilities.  As a result of this arrangement, the Company recorded amounts that have historically been classified as unrecognized tax benefits into other long-term liabilities. The Company also agreed to indemnify Ultra for pre-existing environmental conditions for a period of five years from the closing date, with a maximum indemnification payment of $34.0 million. The Company does not believe payments will be required under the indemnification provision, and the assessment of the fair value is immaterial. Under the terms of the Purchase Agreement, a joint 338(h)(10) election has been made for income tax purposes, providing a “step up” in tax basis to Ultra. The Company incurred approximately $11.5 million in transaction-related costs. The gain on sale of $80.8 million is subject to changes in the indemnification obligations. In accordance with ASC 360-10-45-9, Property, Plant, and Equipment (Topic 360) and ASC 205-20-45-3 Presentation of Financial Statements (Topic 205), the Herley Entities were classified as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented.

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

In November 2015, the Company and Ultra settled the working capital adjustment at $8.1 million, and the net cash position at closing, resulting in a net payment to the Company of $2.7 million. This represents the payment from escrow to the

Company of $2.0 million, as well as the payment from Ultra of $0.7 million, reflecting the difference in the estimated working capital and actual working capital and the net cash position at the close of the Transaction. In January 2016, Ultra reimbursed the Company the $5.0 million maximum for taxes incurred as part of the Transaction.

The following table presents the results of discontinued operations (in millions):

	Three Months Ended
	March 27, 2016	March 29, 2015
Revenue	$—	$25.5
Cost of sales	—	16.9
Selling, general and administrative expenses	—	6.1
Interest expense, net	—	3.4
Other net expense items that are not major	—	0.4
Loss from discontinued operations before income taxes	—	(1.3)
Income tax expense	—	(0.4)
Loss from discontinued operations	$—	$(1.7)

Depreciation and amortization expense included in selling, general and administrative expenses was $1.7 million for the three months ended March 29, 2015.

Interest expense is included based on an allocation consistent with the redemption of $175.0 million of the Company’s 7% Senior Secured Notes due 2019 (the “Notes”) and the repayment of $41.0 million in outstanding borrowings on that certain Credit and Security Agreement, dated May 14, 2014 (the “Credit Agreement”), by and among the Company, the lenders from time to time party thereto, SunTrust Bank, as Agent (the “Agent”), PNC Bank, National Association, as Joint Lead Arranger and Documentation Agent, and SunTrust Robinson Humphrey, Inc., as Joint Leader Arranger and Sole Book Runner, that was repaid upon the completion of the sale of the Herley Entities in accordance with the terms and conditions of the Indenture (as defined below) and the Credit Agreement, respectively. Refer to Note 8 for further discussion.

The following is a summary of the liabilities of discontinued operations in the accompanying condensed consolidated balance sheets as of March 27, 2016 and December 27, 2015 (in millions):

	March 27, 2016	December 27, 2015
Accrued compensation	$0.8	$0.9
Other current liabilities	0.6	1.0
Current liabilities of discontinued operations	$1.4	$1.9
Non-current liabilities of discontinued operations	$3.9	$4.1

Note 3. Goodwill and Intangible Assets

(a)	Goodwill

The carrying amounts of goodwill as of March 27, 2016 and December 27, 2015 by reportable segment are as follows (in millions):

	Public Safety & Security	Kratos Government Solutions	Unmanned Systems	Total
Gross value	$53.9	$565.8	$111.1	$730.8
Less accumulated impairment	18.3	215.3	13.8	247.4
Net	$35.6	$350.5	$97.3	$483.4

(b)    Purchased Intangible Assets

The following table sets forth information for finite-lived and indefinite-lived intangible assets (in millions):

	As of March 27, 2016			As of December 27, 2015
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$57.1	$(42.4)	$14.7	$83.7	$(67.1)	$16.6
Contracts and backlog	24.8	(23.1)	1.7	71.3	(69.4)	1.9
Developed technology and technical know-how	23.1	(13.9)	9.2	23.1	(13.3)	9.8
Trade names	1.4	(1.0)	0.4	5.3	(4.9)	0.4
Favorable operating lease	1.8	(0.9)	0.9	1.8	(0.9)	0.9
Total finite-lived intangible assets	108.2	(81.3)	26.9	185.2	(155.6)	29.6
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$115.1	$(81.3)	$33.8	$192.1	$(155.6)	$36.5

Consolidated amortization expense related to intangible assets subject to amortization was $2.7 million and $3.7 million for the three months ended March 27, 2016 and March 29, 2015, respectively.

Note 4. Inventoried Costs

Inventoried costs consisted of the following components (in millions):

	March 27, 2016	December 27, 2015
Raw materials	$27.2	$32.9
Work in process	23.6	19.2
Finished goods	2.4	2.6
Supplies and other	1.6	1.6
Subtotal inventoried costs	54.8	56.3
Less: Customer advances and progress payments	(2.2)	(0.7)
Total inventoried costs	$52.6	$55.6

Note 5. Stockholders’ Equity

A summary of the changes in stockholders’ equity is provided below (in millions):

	For the Three Months Ended
	March 27, 2016	March 29, 2015
Stockholders’ equity at beginning of period	$254.2	$224.3
Comprehensive loss:
Net loss	(22.2)	(16.2)
Change in cumulative translation adjustment	—	(0.2)
Total comprehensive loss	(22.2)	(16.4)
Stock-based compensation	1.5	2.0
Issuance of common stock for employee stock purchase plan	1.3	1.8
Restricted stock units traded for taxes	(0.1)	(0.1)
Stockholders’ equity at end of period	$234.7	$211.6

The components of accumulated other comprehensive loss are as follows (in millions):

	March 27, 2016	March 29, 2015
Cumulative translation adjustment	$(0.6)	$(0.9)
Post retirement benefit reserve adjustment net of tax expense	(0.8)	(1.0)
Total accumulated other comprehensive loss	$(1.4)	$(1.9)

There were no reclassifications from other comprehensive loss to net income (loss) for the three months ended March 27, 2016 and March 29, 2015.

Common stock issued by the Company for the three months ended March 27, 2016 and March 29, 2015 was as follows (in millions):

	For the Three Months Ended
	March 27, 2016	March 29, 2015
Shares outstanding at beginning of the period	59.1	57.8
Stock issued for employee stock purchase plan, stock options and restricted stock units exercised	0.5	0.5
Shares outstanding at end of the period	59.6	58.3

Note 6. Net Loss Per Common Share

The Company calculates net loss per share in accordance with FASB ASC Topic 260, Earnings per Share (Topic 260). Under Topic 260, basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per common share reflects the effects of potentially dilutive securities.

Shares from stock options and awards, excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive, were 2.5 million and 2.3 million for the three months ended March 27, 2016 and March 29, 2015, respectively.

Note 7. Income Taxes

A reconciliation of the income tax benefit from continuing operations computed by applying the statutory federal income tax rate of 35% to loss from continuing operations before income taxes to the income tax provision for the three months ended March 27, 2016 and March 29, 2015 was as follows (in millions):

	March 27, 2016	March 29, 2015
Income tax benefit at federal statutory rate	$(6.5)	$(4.4)
State and foreign taxes, net of federal tax benefit and valuation allowance	0.4	0.4
Nondeductible expenses and other	0.4	0.3
Impact of deferred tax liabilities for indefinite-lived assets	1.5	1.5
Increase in reserves for uncertain tax positions	1.7	0.1
Increase in federal valuation allowance	6.1	4.0
Total income tax provision	$3.6	$1.9

In assessing the Company’s ability to realize deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As such, management has determined that it is appropriate to maintain a full valuation allowance against the Company’s U.S. federal, combined state and certain foreign deferred tax assets, with the exception of an amount equal to its deferred tax liabilities, which can be expected to reverse over a definite life.
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
For the three months ended March 27, 2016, there was no impact of such limitations on the income tax provision, since the amount of taxable income did not exceed the annual limitation amount. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOL or other tax attributes may be further limited.
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

As of December 27, 2015, the Company had $17.2 million of unrecognized tax benefits that, if recognized, would impact the effective income tax rate, subject to possible offset by an increase in the deferred tax asset valuation allowance. During the three months ended March 27, 2016, unrecognized tax benefits were increased by $1.4 million relating to various current year and prior positions. In connection with the Company’s disposition of the Electronic Products Division, the Company entered into an agreement to indemnify the Buyer for any pre-acquisition tax liabilities. As a result of this arrangement, the Company recorded amounts that have historically been classified as unrecognized tax benefits into other long-term liabilities.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the three months ended March 27, 2016 and March 29, 2015, a $0.6 million expense and $0.1 million expense, respectively, were recorded related to interest and penalties. The Company believes that no significant amount of the liabilities for uncertain tax positions will expire within twelve months of March 27, 2016.

Note 8. Debt

(a)	Issuance of 7.00% Senior Secured Notes due 2019

In May 2014, the Company refinanced its $625.0 million 10% Senior Secured Notes due in 2017 (the “10% Notes”) with $625.0 million of newly issued Notes, as defined above. The net proceeds of the Notes was $618.5 million after an original issue discount of $6.5 million. The Company incurred debt issuance costs of $8.8 million associated with the new Notes. The Company utilized the net proceeds from the Notes, a $41.0 million draw on the Credit Agreement discussed below, as well as cash from operations to extinguish the 10% Notes. The total reacquisition price of the 10% Notes was $661.5 million including a $31.2 million early termination fee, the write-off of $15.5 million of unamortized issue costs, $12.9 million of unamortized premium, along with $5.3 million of additional interest while in escrow, which resulted in a loss on extinguishment of $39.1 million.

The Company completed the offering of the Notes in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Act”). The Notes are governed by the Indenture, dated May 14, 2014 (the “Indenture”), among the Company, certain of the Company’s subsidiaries (the “Subsidiary Guarantors”) and Wilmington Trust, National Association, as Trustee and Collateral Agent. A Subsidiary Guarantor can be released from its Guarantee (as defined in the Indenture) if (a) all of the Capital Stock (as defined in the Indenture) issued by such Subsidiary Guarantor or all or substantially all of the assets of such Subsidiary Guarantor are sold or otherwise disposed of; (b) the Company designates such Subsidiary Guarantor as an Unrestricted Subsidiary (as defined in the Indenture); (c) if the Company exercises its legal defeasance option or its covenant defeasance option; or (d) upon satisfaction and discharge of the Indenture or payment in full in cash of the principal of, premium, if any, and accrued and unpaid interest.

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
The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of March 27, 2016, the Company was in compliance with the covenants contained in the Indenture governing the Notes.

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

Following the sale of the Herley Entities (see Note 2 of these Notes to the Condensed Consolidated Financial Statements), the Company, on August 21, 2015, paid down the $41.0 million outstanding on the Company’s $110.0 million Credit Agreement and on September 22, 2015, repurchased $175.0 million of the Notes at par, in accordance with the Indenture.

At March 27, 2016, the Company has approximately $2.0 million to $4.0 million of estimated remaining net proceeds. The Company intends to invest the remaining proceeds in replacement collateral under the Indenture within the 360 days following the asset disposition.

Related to the $175.0 million repurchase, the Company wrote off $1.8 million of unamortized issue costs, $1.4 million of unamortized discount, and incurred $0.2 million of legal fees, which resulted in a loss on extinguishment of debt of $3.4 million.

As of March 27, 2016, there was $450.0 million in Notes outstanding.

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

The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, and investments, and limits on other various payments, as well as a financial covenant relating to a minimum fixed charge coverage ratio of 1.15:1. Events of default under the terms of the Credit Agreement include, but are not limited to: failure of the Company to pay any principal of any loans in full when due and payable; failure of the Company to pay any interest on any loan or any fee or other amount payable under the Credit Agreement within three business days after the date when due and payable; failure of the Company or any of its subsidiaries to comply with certain covenants and agreements, subject to applicable grace periods and/or notice requirements; or any representation, warranty or statement made in or pursuant to the Credit Agreement or any related writing or any other material information furnished by the Company or any of its subsidiaries to the Agent or the lenders shall prove to be false or erroneous; and the occurrence of an event or condition having or reasonably likely to have a material adverse effect, which includes a material adverse effect on the business, operations, condition (financial or otherwise) or prospects of the Company or the ability of the Company to repay its obligations. Where an event of default arises from certain bankruptcy events, the commitments shall automatically and immediately terminate and the principal of, and interest then outstanding on, all of the loans shall become immediately due and payable. Subject to certain notice requirements and other conditions, upon the occurrence of an event of default, including the occurrence of a condition having or reasonably likely to have a material adverse effect, commitments may be terminated and the principal of, and interest then outstanding on, all of the loans may become immediately due and payable. At March 27, 2016, no event of default had occurred and the Company believed that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Credit Agreement, had not occurred and was remote.

Borrowings under the revolving Credit Agreement may take the form of a base rate revolving loan, Eurodollar revolving loan or swingline loan. Base rate revolving loans and swingline loans will bear interest at a rate per annum equal to the sum of the applicable margin from time to time in effect plus the highest of (i) the Agent’s prime lending rate, as in effect at such time, (ii) the federal funds rate, as in effect at such time, plus 0.50% per annum, and (iii) the adjusted London Interbank Offered Rate (“LIBOR”) determined at such time for an interest period of one month, plus 1.00% per annum. Eurodollar revolving loans will bear interest at a rate per annum equal to the sum of the applicable margin from time to time in effect plus the adjusted LIBOR. The applicable margin varies between 1.50% - 2.00% for base rate revolving loans and swingline loans and 2.50% - 3.00% for Eurodollar loans, and is based on several factors including the Company’s then-existing borrowing base and the Lender’s total commitment amount and revolving credit exposure. The calculation of the Company’s borrowing base takes into account several items relating to the Company and its subsidiaries, including amounts due and owing under billed and unbilled accounts receivables, then-held eligible raw materials inventory, work-in-process inventory, and applicable reserves.

On May 31, 2015, the Company entered into a third amendment (the “Third Amendment”) to the Credit Agreement. Under the terms of the Third Amendment, the definitions of certain terms of the Credit Agreement were modified, the disposition of the Herley Entities was approved by the lenders, a minimum $175.0 million repurchase of the Notes by the Company was required and the payment in full of the outstanding balance of the Credit Agreement was required upon consummation of the sale of the Herley Entities. Additionally, the measurement of the fixed charge coverage ratio of 1.15:1 was modified as follows: (i) the fixed charge coverage ratio will not be measured as of the quarterly reporting period ending as of the end of any quarterly reporting period ending after June 30, 2015, if on such date (a) there are no outstanding revolving loans or swingline loans and (b) the aggregate amount outstanding under letters of credit is less than or equal to $17.0 million, and (ii) as to any subsequent quarterly reporting period ending after June 30, 2015, and not covered by (i) above, a fixed charge coverage ratio of at least 1.05:1 will be applied if the percentage of (a) outstanding revolving loans plus the sum of the outstanding swingline loans and outstanding letters of credit that are in excess of $17.0 million, to (b) the revolving credit commitment, minus the Herley Disposition Proceeds Reinvestment Reserve, as defined below, is greater than 0.00% but less than 15.00% or a fixed charge coverage ratio of 1.10:1 will be applied if the aforementioned percentage is equal to or greater than 15.00% but less than 25.00%. In all other instances, the fixed charge coverage ratio remains at 1.15:1. For purposes of computing the fixed charge coverage ratio, the associated reduction in consolidated interest expense in connection with the repurchase of Notes with proceeds from the sale of the Herley Entities shall be deemed to have occurred on the first day of the most recently completed four quarterly reporting periods prior to the sale.

The terms of the Third Amendment also included the establishment of a reserve (the “Herley Disposition Proceeds Reinvestment Reserve”) that reduced the maximum $110.0 million total borrowing base on the Credit Agreement. With the sale of the Herley Entities, a $50.8 million reserve was established based upon the collateral carrying value under the Credit Agreement of the Herley Entities disposed. The reserve and therefore the maximum borrowing base were adjusted monthly for the subsequent cumulative reinvestment in similar collateral assets over a period not to have exceeded 360 days from the sale of the Herley Entities. As of March 27, 2016, there was no reserve on the maximum borrowings, resulting from a cumulative reinvestment in similar collateral assets since the sale of the Herley Entities in excess of the $50.8 million reserve established at the date of the sale of the Herley Entities. The Company made investments in assets that replaced the collateral, which has reinstated the maximum facility to the full $110.0 million as of the end of the first quarter of 2016.

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

As of March 27, 2016, there were no borrowings outstanding on the Credit Agreement and $10.1 million outstanding on letters of credit, resulting in net borrowing base availability of $52.8 million. The Company was in compliance with the financial covenants of the Credit Agreement and its amendments as of March 27, 2016.

Debt Acquired in Acquisition

The Company has a $10.0 million ten-year term loan with a bank in Israel entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of March 27, 2016 was $2.5 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants, including a minimum net equity covenant as defined in the loan agreement. The Company was in compliance with all covenants as of March 27, 2016.

Fair Value of Long-term Debt

Carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at March 27, 2016 and December 27, 2015 are presented in the following table:

	As of March 27, 2016			As of December 27, 2015
$ in millions	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Total long-term debt including current portion	$452.5	$445.4	$359.5	$452.7	$445.1	$315.2

The fair value of the Company’s long-term debt was based upon actual trading activity (Level 1, Observable inputs -quoted prices in active markets).

 As of March 27, 2016, the difference between the carrying amount of $445.4 million and the principal amount of $452.5 million presented in the previous table is the net unamortized original issue discount of $3.1 million and the unamortized debt issuance costs of $4.0 million, which are being accreted to interest expense over the term of the related debt.

Note 9. Segment Information

The Kratos Government Solutions (“KGS”) reportable segment is comprised of an aggregation of KGS operating segments, including our microwave electronic products, satellite communications, modular systems and defense and rocket support operating segments. The Unmanned Systems (“US”) reportable segment consists of our unmanned aerial, ground, seaborne and command, control and communications system business. The KGS and US segments provide products, solutions and services for mission critical national security programs. KGS and US customers primarily include national security related agencies, the U.S. Department of Defense (the “DoD”), intelligence agencies and classified agencies, and to a lesser degree, international government agencies and domestic and international commercial customers. The Public Safety & Security (“PSS”) reportable segment designs, engineers, deploys, operates, integrates into command and control infrastructure, maintains and operates security and surveillance solutions for homeland security, public safety, critical infrastructure, government and commercial customers. PSS customers include those in the critical infrastructure, power generation, power transport, nuclear energy, financial, IT, healthcare, education, transportation and petro-chemical industries, as well as certain government and military customers.

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

As discussed in Note 2 - Discontinued Operations, the Company began reporting the Herley Entities as discontinued operations effective in the second quarter of fiscal 2015. Prior to the decision to sell the Herley Entities, the Company reported their financial results in the KGS reportable segment. Accordingly, segment results for the first quarter of fiscal 2015 have been recast to reflect the disposition of the Herley Entities as discontinued operations.

As certain overhead type costs previously allocated to the Herley Entities are not allocable to discontinued operations, prior period corporate costs have been reallocated amongst the continuing reportable segments.

During the three months ended March 27, 2016, the PSS reportable segment recorded a $1.9 million charge related to a litigation settlement of a contract dispute and the KGS reportable segment recorded a $3.0 million impairment charge of the carrying value of inventories as a result of the decision to close one of its manufacturing facilities and the exit of certain lower margin product business lines. The Company expects to complete the restructuring and record any additional related charges in the second fiscal quarter.

 Revenues, depreciation and amortization, and operating income (loss) generated by the Company’s reportable segments for the three month periods ended March 27, 2016 and March 29, 2015 are as follows (in millions):

	Three Months Ended
	March 27, 2016	March 29, 2015
Revenues:
Kratos Government Solutions
Service revenues	$52.4	$49.8
Product sales	56.2	57.4
Total Kratos Government Solutions	108.6	107.2
Public Safety & Security
Service revenues	30.2	37.5
Product sales	—	—
Total Public Safety & Security	30.2	37.5
Unmanned Systems
Service revenues	—	—
Product sales	14.2	12.4
Total Unmanned Systems	14.2	12.4
Total revenues	$153.0	$157.1
Depreciation & amortization:
Kratos Government Solutions	$4.1	$5.1
Public Safety & Security	0.1	0.2
Unmanned Systems	1.9	1.6
Total depreciation and amortization	$6.1	$6.9
Operating income (loss) from continuing operations:
Kratos Government Solutions	$(1.8)	$2.4
Public Safety & Security	(2.7)	—
Unmanned Systems	(4.2)	(4.2)
Unallocated corporate expense, net	(1.5)	(2.1)
Total operating loss from continuing operations	$(10.2)	$(3.9)

Note 10. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $95.4 million and $95.0 million, or 62% and 60% of total Kratos revenue, for the three months ended March 27, 2016 and March 29, 2015, respectively.

Note 11. Commitments and Contingencies

In addition to commitments and obligations in the ordinary course of business, the Company is subject to various claims, pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of the Company’s business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its condensed consolidated financial statements. An estimated loss contingency is accrued in the Company’s condensed consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing litigation contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including but not limited to the procedural status of the matter in question, the presence of complex or novel legal theories, and the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against it may be unsupported, exaggerated or unrelated to possible outcomes and, as such, are not meaningful indicators of its potential liability. The Company regularly reviews contingencies to determine the adequacy of its accruals and related disclosures. The amount of ultimate loss may differ from these estimates. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies. Whether any losses finally determined in any claim, action, investigation or proceeding could reasonably have a material effect on the Company’s business, financial condition, results of operations or cash flows will depend on a number of variables, including the timing and amount of such losses; the structure and type of any remedies; the monetary significance any such losses, damages or remedies may have on the Company’s condensed consolidated financial statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors.

Legal and Regulatory Matters
U.S. Government Cost Claims.

The Company’s contracts with the DoD are subject to audit by the Defense Contract Audit Agency (“DCAA”). As a result of these audits, from time to time the Company is advised of claims concerning potential disallowed, overstated or disputed costs.  For example, during the course of recent audits of the Company’s contracts, the DCAA is closely examining and questioning certain of the established and disclosed practices that it had previously audited and accepted. The Company’s personnel regularly scrutinizes costs incurred and allocated to contracts with the U.S. Government for compliance with regulatory standards. On July 28, 2015, the Company received a determination letter from the Defense Contract Management Agency (“DCMA”) regarding what the DCMA believed were certain unallowable costs for one of the Company’s subsidiaries with respect to fiscal year 2007. In April 2016, the Company reached agreement with the DCAA to settle matters related to unallowable costs for this subsidiary for fiscal years 2007 and 2008 for approximately $0.2 million. For those Company subsidiaries and fiscal years which have not yet been audited by the DCAA or for those audits which are in process which have not been completed by the DCAA, the Company cannot reasonably estimate the range of loss, if any, that may result from audits and reviews in which it is currently involved given the inherent difficulty in predicting regulatory action, fines and penalties, if any, and the various remedies and levels of judicial review available to the Company in the event of an adverse finding. As a result, the Company has not recorded any liability related to these matters.

Other Litigation Matters.

The Company is subject to normal and routine litigation arising from the ordinary course and conduct of business and, at times, as a result of acquisitions and dispositions. Such disputes include, for example, commercial, employment, intellectual property, environmental and securities matters. The aggregate amounts accrued related to these matters are not material to the total liabilities of the Company. The Company intends to defend itself in any such matters and does not currently believe that the outcome of any such matters will have a material adverse impact on the Company’s financial condition, results of operations or cash flows. In the first quarter of fiscal 2016, the Company recorded a charge of $1.9 million related to a litigation settlement of a contract dispute in the PSS segment.

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

The following tables present condensed consolidating financial statements for the parent company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, respectively. The condensed consolidating financial information below follows the same accounting policies as described in the condensed consolidated financial statements, except for the use of the equity method of accounting to reflect ownership interests in 100% owned subsidiaries, which are eliminated upon consolidation. Also, as discussed in Note 2 - Discontinued Operations, the following condensed consolidating financial statements for the first quarter of fiscal 2015 have been recast to reflect the disposition of the Herley Entities as discontinued operations.

Condensed Consolidating Balance Sheet March 27, 2016 (Unaudited) (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$15.8	$(5.7)	$10.0	$—	$20.1
Accounts receivable, net	—	182.4	26.4	—	208.8
Amounts due from affiliated companies	223.6	—	—	(223.6)	—
Inventoried costs	—	34.5	18.1	—	52.6
Other current assets	4.7	16.1	3.0	—	23.8
Total current assets	244.1	227.3	57.5	(223.6)	305.3
Property, plant and equipment, net	2.1	45.1	6.6	—	53.8
Goodwill	—	442.6	40.8	—	483.4
Intangible assets, net	—	33.8	—	—	33.8
Investment in subsidiaries	465.6	62.2	—	(527.8)	—
Other assets	0.7	7.4	—	—	8.1
Total assets	$712.5	$818.4	$104.9	$(751.4)	$884.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3.2	$30.4	$6.2	$—	$39.8
Accrued expenses	13.1	25.1	3.4	—	41.6
Accrued compensation	2.9	26.1	3.6	—	32.6
Billings in excess of costs and earnings on uncompleted contracts	—	45.1	3.9	—	49.0
Amounts due to affiliated companies	—	191.8	31.8	(223.6)	—
Other current liabilities	0.2	4.5	1.2	—	5.9
Current liabilities of discontinued operations	1.4	—	—	—	1.4
Total current liabilities	20.8	323.0	50.1	(223.6)	170.3
Long-term debt, net of current portion	442.9	—	1.5	—	444.4
Other long-term liabilities	10.2	17.8	3.1	—	31.1
Non-current liabilities of discontinued operations	3.9	—	—	—	3.9
Total liabilities	477.8	340.8	54.7	(223.6)	649.7
Total stockholders’ equity	234.7	477.6	50.2	(527.8)	234.7
Total liabilities and stockholders’ equity	$712.5	$818.4	$104.9	$(751.4)	$884.4

Condensed Consolidating Balance Sheet December 27, 2015 (Unaudited) (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$22.5	$(4.8)	$10.8	$—	$28.5
Accounts receivable, net	—	179.0	27.8	—	206.8
Amounts due from affiliated companies	207.8	—	—	(207.8)	—
Inventoried costs	—	36.9	18.7	—	55.6
Other current assets	16.4	11.7	1.4	—	29.5
Total current assets	246.7	222.8	58.7	(207.8)	320.4
Property, plant and equipment, net	2.0	47.5	6.7	—	56.2
Goodwill	—	442.6	40.8	—	483.4
Intangible assets, net	—	36.5	—	—	36.5
Investment in subsidiaries	477.8	60.3	—	(538.1)	—
Other assets	0.7	6.1	—	—	6.8
Total assets	$727.2	$815.8	$106.2	$(745.9)	$903.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4.3	$36.5	$7.5	$—	$48.3
Accrued expenses	4.7	29.3	3.0	—	37.0
Accrued compensation	4.1	29.2	3.5	—	36.8
Billings in excess of costs and earnings on uncompleted contracts	—	37.1	5.2	—	42.3
Amounts due to affiliated companies	—	175.7	32.1	(207.8)	—
Other current liabilities	4.3	0.2	1.6	—	6.1
Current liabilities of discontinued operations	1.8	—	0.1	—	1.9
Total current liabilities	19.2	308.0	53.0	(207.8)	172.4
Long-term debt, net of current portion	442.4	—	1.7	—	444.1
Other long-term liabilities	7.3	18.0	3.2	—	28.5
Non-current liabilities of discontinued operations	4.1	—	—	—	4.1
Total liabilities	473.0	326.0	57.9	(207.8)	649.1
Total stockholders’ equity	254.2	489.8	48.3	(538.1)	254.2
Total liabilities and stockholders’ equity	$727.2	$815.8	$106.2	$(745.9)	$903.3

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended March 27, 2016 (Unaudited) (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$77.4	$5.2	$—	$82.6
Product sales	—	59.0	13.1	(1.7)	70.4
Total revenues	—	136.4	18.3	(1.7)	153.0
Cost of service revenues	—	56.7	3.6	—	60.3
Cost of product sales	—	48.0	10.5	(1.7)	56.8
Total costs	—	104.7	14.1	(1.7)	117.1
Gross profit	—	31.7	4.2	—	35.9
Selling, general and administrative expenses	1.3	39.6	2.3	—	43.2
Research and development expenses	—	2.9	—	—	2.9
Operating income (loss) from continuing operations	(1.3)	(10.8)	1.9	—	(10.2)
Other income (expense):
Interest income (expense), net	(8.6)	(0.1)	—	—	(8.7)
Other income (expense), net	—	—	0.3	—	0.3
Total other income (expense), net	(8.6)	(0.1)	0.3	—	(8.4)
Income (loss) from continuing operations before income taxes	(9.9)	(10.9)	2.2	—	(18.6)
Provision for income taxes from continuing operations	0.1	3.2	0.3	—	3.6
Income (loss) from continuing operations	(10.0)	(14.1)	1.9	—	(22.2)
Equity in net income (loss) of subsidiaries	(12.2)	1.9	—	10.3	—
Net income (loss)	$(22.2)	$(12.2)	$1.9	$10.3	$(22.2)
Comprehensive income (loss)	$(22.2)	$(12.2)	$1.9	$10.3	$(22.2)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended March 29, 2015 (Unaudited) (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$85.5	$1.8	$—	$87.3
Product sales	—	61.9	10.8	(2.9)	69.8
Total revenues	—	147.4	12.6	(2.9)	157.1
Cost of service revenues	—	64.7	1.3	—	66.0
Cost of product sales	—	47.3	8.4	(2.9)	52.8
Total costs	—	112.0	9.7	(2.9)	118.8
Gross profit	—	35.4	2.9	—	38.3
Selling, general and administrative expenses	5.1	31.0	2.2	—	38.3
Research and development expenses	—	3.8	0.1	—	3.9
Operating income (loss) from continuing operations	(5.1)	0.6	0.6	—	(3.9)
Other income (expense):
Interest income (expense), net	(8.7)	(0.1)	—	—	(8.8)
Other income (expense), net	—	(3.0)	3.1	—	0.1
Total other income (expense), net	(8.7)	(3.1)	3.1	—	(8.7)
Income (loss) from continuing operations before income taxes	(13.8)	(2.5)	3.7	—	(12.6)
Provision (benefit) for income taxes from continuing operations	0.2	1.8	(0.1)	—	1.9
Income (loss) from continuing operations	(14.0)	(4.3)	3.8	—	(14.5)
Income (loss) from discontinued operations	(3.3)	0.8	0.8	—	(1.7)
Equity in net income (loss) of subsidiaries	1.1	4.6	—	(5.7)	—
Net income (loss)	$(16.2)	$1.1	$4.6	$(5.7)	$(16.2)
Comprehensive income (loss)	$(16.4)	$1.1	$4.4	$(5.5)	$(16.4)

Condensed Consolidating Statement of Cash Flows Three Months Ended March 27, 2016 (Unaudited) (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$3.9	$(15.3)	$(0.1)	$—	$(11.5)
Investing activities:
Investment in affiliated companies	(15.8)	—	—	15.8	—
Capital expenditures	(0.3)	(1.4)	(0.4)	—	(2.1)
Net cash provided by (used in) investing activities from continuing operations	(16.1)	(1.4)	(0.4)	15.8	(2.1)
Financing activities:
Repayment of debt	—	—	(0.3)	—	(0.3)
Proceeds from the sale of employee stock purchase plan shares	1.2	—	—	—	1.2
Financings from affiliated companies	—	15.8	—	(15.8)	—
Net cash provided by (used in) financing activities from continuing operations	1.2	15.8	(0.3)	(15.8)	0.9
Net cash flows of continuing operations	(11.0)	(0.9)	(0.8)	—	(12.7)
Net operating cash flows from discontinued operations	(0.4)	—	—	—	(0.4)
Net investing cash flows from discontinued operations	4.7	—	—	—	4.7
Net decrease in cash and cash equivalents	$(6.7)	$(0.9)	$(0.8)	$—	$(8.4)

Condensed Consolidating Statement of Cash Flows Three Months Ended March 29, 2015 (Unaudited) (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(3.8)	$—	$1.0	$—	$(2.8)
Investing activities:
Investment in affiliated companies	(4.9)	—	—	4.9	—
Change in restricted cash	—	3.8	—	—	3.8
Capital expenditures	(0.1)	(1.6)	(0.2)	—	(1.9)
Net cash provided by (used in) investing activities from continuing operations	(5.0)	2.2	(0.2)	4.9	1.9
Financing activities:
Repayment of debt	—	—	(0.2)	—	(0.2)
Proceeds from the sale of employee stock purchase plan shares	1.7	—	—	—	1.7
Financing from affiliated companies	—	4.9	—	(4.9)	—
Net cash provided by (used in) financing activities from continuing operations	1.7	4.9	(0.2)	(4.9)	1.5
Net cash flows of continuing operations	(7.1)	7.1	0.6	—	0.6
Net operating cash flows from discontinued operations	—	(1.0)	0.3	—	(0.7)
Net investing cash flows from discontinued operations	—	(0.1)	(0.2)	—	(0.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.4)	—	(0.4)
Net increase (decrease) in cash and cash equivalents	$(7.1)	$6.0	$0.3	$—	$(0.8)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” relating to our future financial performance, the market for our services and our expansion plans and opportunities. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements reflect our current beliefs, expectations and projections, are based on assumptions, and are subject to known and unknown risks and uncertainties that could cause our actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of these factors are beyond our ability to control or predict. As a result, you should not place undue reliance on forward-looking statements. Important risks and uncertainties that could cause our actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, but are not limited to: changes or cutbacks in spending or the appropriation of funding by the federal government, including the U.S. Department of Defense (the “DoD”), which could cause delays, cancellations or reductions of key government contracts; bid protests; changes in the scope or timing of our projects; the timing, rescheduling or cancellation of significant customer contracts and agreements, or consolidation by or the loss of key customers; risks of adverse regulatory action or litigation; risks associated with debt leverage; failure to successfully achieve our integration, cost reduction or divestiture strategies, including the impact of the sale of the Herley Entities and the repurchase of our outstanding 7% Senior Secured Notes due 2019 (the “Notes”) with a portion of the proceeds from the sale; risks related to security breaches, cybersecurity attacks or other significant disruptions of our information systems; and competition in the marketplace, which could reduce revenues and profit margins, as well as the additional risks and uncertainties described in this Quarterly Report on Form 10-Q, in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 27, 2015 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 11, 2016, and in other reports that we have filed with the SEC. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except as required by law, we assume no responsibility for updating any forward-looking statements, whether as a result of new information, future events or otherwise.

All references to “us,” “we,” “our,” the “Company” and “Kratos” refer to Kratos Defense & Security Solutions, Inc., a Delaware corporation, and its wholly owned subsidiaries.

Overview

We are a mid-tier government contractor at the forefront of the DoD’s Third Offset Strategy. We are a leading technology, intellectual property and proprietary product and solution company focused on the U.S. and its allies’ national security. We are the industry leader in high performance unmanned aerial drone target systems used to test weapon systems and the warfighter, and a provider of high performance unmanned combat aerial systems for force multiplication and amplification. We are also an industry leader in satellite communications, microwave electronics, cyber security/warfare, missile defense and combat systems. We have primarily an engineering and technically oriented work force of approximately 2,700 with a significant number holding national security clearances. Substantially all of our work is performed on a military base, in a secure facility or at a critical infrastructure location. Our primary end customers are National Security related agencies. We believe that our technology, intellectual property, proprietary products and designed-in positions on our customers’ platforms and systems is a competitive advantage and high barrier to entry into our markets. Our entire organization is focused on executing our strategy of becoming the leading technology and intellectual property based company in our industry.

Industry Update

Faced with significant budget pressures, in recent years the U.S. Government has implemented reductions in government spending, including reductions in appropriations for the DoD and other federal agencies, pursuant to the Budget Control Act of 2011 (“BCA”), as amended by the American Taxpayer Relief Act of 2012 and the Bipartisan Budget Act of 2013. Pursuant to the terms of the BCA, a sequestration went into effect in March 2013 resulting in a 7.8% reduction to the DoD budget for FY 2013 to $495.5 billion, excluding funding for military personnel. The DoD budget was approximately $496.0 billion in FY 2014 and remained at a similar level in FY 2015. The DoD base budget excludes funding for overseas contingency operations, such as Afghanistan, Iraq and Syria, which are appropriated separately and are not currently subject to the BCA.
On November 2, 2015, President Obama signed the Bipartisan Budget Act of 2015, formalizing the terms of a two year budget agreement which raises the U.S. debt ceiling and lifts the sequestration spending caps by $80.0 billion. Under the budget agreement, the total federal spending increase over the BCA topline funding caps will be $50.0 billion in FY 2016 and $30.0 billion in FY 2017, with the amounts divided equally between defense and domestic priorities. The overall discretionary budget will be $1.067 trillion in FY 2016 and $1.07 trillion in FY 2017. The FY 2016 discretionary defense budget will be $548.0 billion, a $25.0 billion increase over the BCA topline funding caps.

Under the Bipartisan Budget Act of 2015, the Obama Administration will receive $33.0 billion of the $38.0 billion national defense spending increase it sought in FY 2016. In summary, the budget agreement:

•	extends the BCA out to 2025;

•	suspends the U.S. debt limit/ceiling until March 2017;

•	increases spending caps for FY 2016 and FY 2017, by $80.0 billion, including $50.0 billion in FY 2016 and $30.0 billion in FY 2017, split evenly between defense and domestic priorities;

•	includes a FY 2016 DoD base budget of $548.0 billion; and

•	includes a FY 2016 overseas contingency operation budget of $59.0 billion.

Reportable Segments

We operate in three reportable segments: Kratos Government Solutions (“KGS”), Unmanned Systems (“US”) and Public Safety & Security (“PSS”). The KGS reportable segment is comprised of an aggregation of KGS operating segments, including our microwave electronic products, satellite communications, modular systems and rocket support operating segments. The US reportable segment consists of our unmanned aerial system and unmanned ground and seaborne system businesses. The PSS reportable segment provides independent integrated solutions for advanced homeland security, public safety, critical infrastructure, and security and surveillance systems for government and commercial applications. We organize our business segments based primarily on the nature of the products, solutions and services offered. Transactions between segments are negotiated and accounted for under terms and conditions similar to other government and commercial contracts, and these intercompany transactions are eliminated in consolidation. For additional information regarding our reportable segments, see Note 9 of the Notes to Condensed Consolidated Financial Statements. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets wherever possible.

Discontinued Operations

On August 21, 2015, we completed the sale of the U.S. and U.K. operations of our Electronic Products Division to Ultra Electronics Holdings plc (“Ultra”), a public limited company formed under the laws of England and Wales and traded on the London Stock Exchange, and Ultra Electronics Defense Inc. (the “Buyer”), a Delaware corporation ultimately owned by Ultra (the “Transaction”). Pursuant to the terms of that certain Stock Purchase Agreement dated May 31, 2015, by and among the Company, Ultra and the Buyer (the “Purchase Agreement”), the Company sold to the Buyer all of the issued and outstanding capital stock of its wholly owned subsidiary Herley Industries, Inc. (“Herley”) and certain of Herley’s subsidiaries, including Herley-CTI, Inc., EW Simulation Technology, Ltd. and Stapor Research, Inc. (collectively, the “Herley Entities”), for $260.0 million in cash plus $5.0 million for taxes incurred as part of the Transaction, less a $2.0 million escrow to satisfy any purchase price adjustments, and an estimated working capital adjustment of $8.3 million. The Purchase Agreement also contains certain non-compete and indemnification provisions. Under the Purchase Agreement, we entered into an agreement to indemnify the Buyer for any pre-acquisition tax liabilities.  As a result of this arrangement, we recorded amounts that have historically been classified as unrecognized tax benefits into other long-term liabilities. We also agreed to indemnify Ultra for pre-existing environmental conditions for a period of five years from the closing date, with a maximum indemnification payment of $34.0 million. We do not believe payments will be required under the indemnification provision, and the assessment of the fair value is immaterial. Under the terms of the Purchase Agreement, a joint 338(h)(10) election has been made for income tax purposes, providing a “step up” in tax basis to Ultra. We incurred approximately $11.5 million in transaction-related costs. The gain on sale of $80.8 million is subject to changes in the indemnification obligations. In accordance with Accounting Standards Codification (“ASC”) 360-10-45-9, Property, Plant, and Equipment (Topic 360) and ASC 205-20-45-3 Presentation of Financial Statements (Topic 205), the Herley Entities are reported in discontinued operations in the accompanying condensed consolidated financial statements for all periods presented.

Immediately prior to the closing of the Transaction, the outstanding shares of the capital stock of (i) General Microwave Corporation, a New York corporation, and its direct and indirect wholly owned subsidiaries General Microwave Israel Corporation, a Delaware corporation, General Microwave Israel (1987) Ltd., an Israeli company, and Herley GMI Eyal Ltd., an Israeli company, (ii) MSI Acquisition Corp., a Delaware corporation and its wholly owned subsidiary Micro Systems, Inc., a Florida corporation, and (iii) Herley-RSS, Inc., a Delaware corporation, were distributed as a dividend by Herley to us and will continue their current operations as our wholly owned subsidiaries.

In November 2015, we settled the working capital adjustment with Ultra at $8.1 million, and the net cash position at closing, resulting in a net payment to us of $2.7 million. This represents the payment from escrow to us of $2.0 million, as well as the payment from Ultra of $0.7 million, reflecting the difference in the estimated working capital and actual working capital and the net cash position at the close of the Transaction. In January 2016, Ultra reimbursed us the $5.0 million maximum for taxes incurred as part of the Transaction.

Following the sale of the Herley Entities (see Note 2), on August 21, 2015, we paid down the $41.0 million outstanding on that certain Credit and Security Agreement, dated May 14, 2014 (the “Credit Agreement”), by and among the Company, the lenders from time to time party thereto, SunTrust Bank, as Agent (the “Agent”), PNC Bank, National Association, as Joint Lead Arranger and Documentation Agent, and SunTrust Robinson Humphrey, Inc., as Joint Lead Arranger and Sole Book Runner, and on September 22, 2015, we repurchased $175.0 million of the Notes at par, in accordance with the Indenture, dated May 14, 2014 (the “Indenture”), among us, certain of our subsidiaries (the “Subsidiary Guarantors”) and Wilmington Trust, National Association, as Trustee and Collateral Agent.

Key Financial Statement Concepts

There have been no changes to our key financial statement concepts for the three months ended March 27, 2016. For a complete description of our business and a discussion of our critical accounting matters, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Form 10-K.

Comparison of Results for the Three Months Ended March 27, 2016 to the Three Months Ended March 29, 2015

Revenues.  Revenues by operating segment for the three months ended March 27, 2016 and March 29, 2015 are as follows (dollars in millions):

	March 27, 2016	March 29, 2015	$ change	% change
Kratos Government Solutions
Service revenues	$52.4	$49.8	$2.6	5.2%
Product sales	56.2	57.4	(1.2)	(2.1)%
Total Kratos Government Solutions	108.6	107.2	1.4	1.3%
Public Safety & Security Service revenues	30.2	37.5	(7.3)	(19.5)%
Unmanned Systems Product sales	14.2	12.4	1.8	14.5%
Total revenues	$153.0	$157.1	$(4.1)

Total service revenues	$82.6	$87.3	$(4.7)	(5.4)%
Total product sales	70.4	69.8	0.6	0.9%
Total revenues	$153.0	$157.1	$(4.1)	(2.6)%

Revenues decreased $4.1 million to $153.0 million for the three months ended March 27, 2016 from $157.1 million for the three months ended March 29, 2015. The decrease in revenues was primarily due to a decline in our PSS business revenue of $7.3 million due to the wind-down of certain security installation projects and due to the Company’s change in strategic direction for the PSS business in the fourth quarter of 2014, whereby the Company will capture higher margin work and only selectively bid on larger security integration projects that traditionally generate lower margins. Revenues in our KGS segment increased due to an increase in service revenue primarily resulting from increased work in our satellite communications business. Product sales in our KGS segment were negatively impacted by reduced shipments of $6.4 million in our modular systems business, offset partially by increases in our microwave product and satellite communications businesses. Revenues in our US segment increased due to an increase in shipments of certain of our aerial target products.

Product sales increased $0.6 million to $70.4 million for the three months ended March 27, 2016 from $69.8 million for the three months ended March 29, 2015, primarily as a result of an increase in product shipments in our US segment. As a percentage of total revenue, product sales were 46.0% for the three months ended March 27, 2016 as compared to 44.4% for the three months ended March 29, 2015. Service revenues decreased by $4.7 million to $82.6 million for the three months ended March 27, 2016 from $87.3 million for the three months ended March 29, 2015. The decrease was primarily related to the change in strategic direction in our PSS segment.

Cost of Revenues.  Cost of revenues decreased $1.7 million to $117.1 million for the three months ended March 27, 2016 from $118.8 million for the three months ended March 29, 2015. The decrease in cost of revenues was primarily a result of the revenue changes discussed above.

Gross margin decreased to 23.5% for the three months ended March 27, 2016 from 24.4% for the three months ended March 29, 2015. Margins on services increased to 27.0% for the three months ended March 27, 2016 from 24.4% for the three months ended March 29, 2015, due primarily to a more favorable mix of revenues. Margins on products decreased to 19.3% for the three months ended March 27, 2016 from 24.4% for the three months ended March 29, 2015, primarily due to the mix of products shipped. Margins in the KGS segment decreased to 23.7% for the three months ended March 27, 2016 from 24.7% for the three months ended March 29, 2015, primarily as a result of a less favorable mix of revenues. Margins in the US segment decreased to 12.7% for the three months ended March 27, 2016 from 15.3% for the three months ended March 29, 2015, primarily due to a less favorable mix of products produced and shipped during the three months ended March 27, 2016. Margins in the PSS segment increased to 27.8% for the three months ended March 27, 2016 from 26.4% for the three months ended March 29, 2015, due primarily to the change in strategic focus to smaller, higher margin projects.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expense was $37.7 million for the three months ended March 27, 2016 and $37.4 million for the three months ended March 29, 2015. As a percentage of revenues, SG&A increased to 24.6% at March 27, 2016 from 23.8% at March 29, 2015, which is primarily due to the decline in revenue discussed above, partially offset by a $1.0 million decrease in amortization of intangibles.

Research and Development (“R&D”) Expenses.  R&D expenses were $2.9 million for the three months ended March 27, 2016 and $3.9 million for the three months ended March 29, 2015. As a percentage of revenues, R&D decreased to 1.9% for the three months ended March 27, 2016 from 2.5% of revenues in the three months ended March 29, 2015. R&D expenditures are primarily related to investments we are making in conjunction with our customers, with the objectives of the Company’s products being the new platform for or “designed-in” to certain new long-term program opportunities and the Company owning certain intellectual property rights for products that support these programs as well as technology upgrades and refresh activities that are necessary for the next generation of our existing product lines.

Unused Office Space, Restructuring Expenses, and Other. The expense of $5.5 million for the three months ended March 27, 2016 was primarily due to a $3.0 million impairment charge of the carrying value of inventories that was recorded in the Company’s modular systems business as a result of the closure of one of its manufacturing facilities and the exit of certain lower margin product business lines, a $1.9 million charge related to a litigation settlement of a contract dispute in our PSS business, and employee termination costs related to personnel reduction actions taken in the first quarter of 2016. The expense of $0.9 million for the three months ended March 29, 2015 was primarily due to employee termination costs related to personnel reduction actions taken during the first quarter of 2015.

Other Expense, Net.  Other expense, net decreased to $8.4 million from $8.7 million for the three months ended March 27, 2016 and March 29, 2015, respectively. The decrease in expense of $0.3 million is primarily related to foreign currency transaction gains.

Provision (Benefit) for Income Taxes.  Income tax expense for the three months ended March 27, 2016 and March 29, 2015 and was $3.6 million and $1.9 million, respectively. The income tax expense for the three months ended March 27, 2016 includes a discrete tax expense of $1.7 million related to an increase in uncertain tax positions. For the three months ended March 27, 2016 and March 29, 2015, the expense was also a function of the estimated effective tax rate for the year. The estimated effective tax rate is driven by estimated foreign taxes, estimated federal and state taxes, permanent book/tax differences, tax amortization of intangible assets that have an indefinite life under GAAP and the projected income or loss for the year.

 Income (Loss) from Discontinued Operations. The sale of the Herley Entities occurred on August 21, 2015, and therefore the first quarter of fiscal 2015 reflects a full quarter’s operating results for the comparable prior year, which resulted in a net loss from discontinued operations of $1.7 million for the three months ended March 29, 2015.

Backlog

As of March 27, 2016 and March 29, 2015, our backlog was approximately $909.1 million and $980.4 million, respectively, of which $553.9 million was funded in 2016 and $578.3 million was funded in 2015. Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Our funded backlog does not include the full potential value of our contracts because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly or quarterly basis even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriation and the procuring agency allocates funding to the contract.

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

Management believes that year-to-year comparisons of backlog are not necessarily indicative of future revenues. The actual timing of receipt of revenues, if any, on projects included in backlog could change because many factors affect the scheduling of projects. In addition, cancellation or adjustments to contracts may occur. Backlog is typically subject to large variations from quarter-to-quarter as existing contracts are renewed or new contracts are awarded. Additionally, all U.S. Government contracts included in backlog, whether or not funded, may be terminated at the convenience of the U.S. Government.

Liquidity and Capital Resources

As of March 27, 2016, we had cash and cash equivalents of $20.1 million compared with cash and cash equivalents of $28.5 million as of December 27, 2015, which includes $10.0 million and $10.8 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds; however, earnings of these foreign subsidiaries are considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. they could be repatriated, and their repatriation into the U.S. may cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional U.S. income taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated. We do not currently intend to repatriate these earnings.

Our total debt, including capital lease obligations, principal due on our Notes, and other term debt increased from $445.1 million at December 27, 2015 to $445.4 million at March 27, 2016, due to the amortization of the discount on our Notes and the amortization of deferred financing costs, partially offset by the principal payment required on our ten-year term loan with a bank in Israel.

Our operating cash flow is used to finance trade accounts receivable, inventory, capital expenditures, support ongoing operations, fund investments for new products and offerings, service our debt and make strategic acquisitions. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our Days Sales Outstanding (“DSOs”) have increased from 106 days at December 27, 2015 to 124 days as of March 27, 2016, primarily as a result of certain contractual billing milestones that have not yet been attained, such as equipment shipments and deliveries on certain products, and for certain flight requirements that must be fulfilled on certain aerial target programs, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time. In addition, during the quarter we invoiced sizable advanced billings on certain contracts for which work has not yet commenced and therefore revenue has not yet been earned or recorded, which has resulted in an increase of approximately 10 to 11 days in our DSOs. Once we collect these advanced billings and work is performed and revenue is earned and recorded on these projects, we expect DSOs to reduce in the next few quarters. The challenging DoD budgetary environment described above, which has in certain instances caused delays in obtaining funding necessary to proceed with payments, has impacted our DSOs as well.

A summary of our net cash used in operating activities from continuing operations, investing activities, and financing activities and our cash flows from discontinued operations from our condensed consolidated statements of cash flows is as follows (in millions):

	Three Months Ended
	March 27, 2016	March 29, 2015
Net cash used in operating activities from continuing operations	$(11.5)	$(2.8)
Net cash provided by (used in) investing activities	(2.1)	1.9
Net cash provided by financing activities from continuing operations	0.9	1.5
Net operating cash flows of discontinued operations	(0.4)	(0.7)
Net investing cash flows of discontinued operations	$4.7	$(0.3)

Net cash used in operating activities from continuing operations for the three months ended March 27, 2016 and March 29, 2015 was negatively impacted by reduced operating income and changes in working capital accounts.

 Net cash used in investing activities for the three months ended March 27, 2016 is comprised of capital expenditures, which consist primarily of investment in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business. Net cash provided by investing activities for the three months ended March 29, 2015 is primarily driven by a reduction in our restricted cash balances, partially offset by capital expenditures.

Net cash provided by financing activities from continuing operations for the three months ended March 27, 2016 and March 29, 2015 was primarily proceeds from our employee stock purchase plan.

The investing cash flow from discontinued operations for the three months ended March 27, 2016 reflects cash provided of $4.7 million, primarily related to the reimbursement of taxes related to the Transaction. The operating cash flow from discontinued operations for the three month periods ended March 29, 2015 is substantially related to Herley Industries, Inc. and certain of Herley’s subsidiaries, which have been reported in discontinued operations. The investing cash flow from discontinued operations for the three months ended March 29, 2015 reflects cash used of $0.3 million, which is related to capital expenditures of the Herley Entities, which have been reported in discontinued operations.

Contractual Obligations and Commitments

7.00% Senior Secured Notes due 2019

In May 2014, we refinanced our $625.0 million 10% Senior Secured Notes due in 2017 (the “10% Notes”)with $625.0 million of newly issued Notes. The net proceeds from the issuance of the Notes was $618.5 million after an original issue discount of $6.5 million. We incurred debt issuance costs of $8.8 million associated with the new Notes. We utilized the net proceeds from the Notes, a $41.0 million draw on our Credit Agreement discussed below, as well as cash from operations to extinguish the 10% Notes. The total reacquisition price of the 10% Notes was $661.5 million including a $31.2 million early termination fee, the write-off of $15.5 million of unamortized issue costs, $12.9 million of unamortized premium, along with $5.3 million of additional interest while in escrow, which resulted in a loss on extinguishment of $39.1 million.

We completed the offering of the Notes in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Act”). The Notes are governed by the Indenture among us, the Subsidiary Guarantors and Wilmington Trust, National Association, as Trustee and Collateral Agent. A Subsidiary Guarantor can be released from its guarantee if (a) all of the Capital Stock (as defined by the Indenture) issued by such Subsidiary Guarantor or all or substantially all of the assets of such Subsidiary Guarantor are sold or otherwise disposed of; (b) we designate such Subsidiary Guarantor as an Unrestricted Subsidiary (as defined by the Indenture); (c) we exercised our legal defeasance option or our covenant defeasance option; or (d) upon satisfaction and discharge of the Indenture or payment in full in cash of the principal of, premium, if any, and accrued and unpaid interest.

The holders of the Notes have a first priority lien on substantially all of our assets and the assets of the Subsidiary Guarantors, except with respect to accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property), on which the holders of the Notes have a second priority lien to our $110.0 million Credit Agreement.

We pay interest on the Notes semi-annually, in arrears, on May 15 and November 15 of each year. The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of March 27, 2016, we were in compliance with the covenants contained in the Indenture governing the Notes.

On or after May 15, 2016, we may redeem some or all of the Notes at 105.25% of the aggregate principal amount of such Notes through May 15, 2017, 102.625% of the aggregate principal amount of such Notes through May 15, 2018 and 100% of the aggregate principal amount of such notes thereafter, plus accrued and unpaid interest to the date of redemption. In addition, we may redeem up to 35% of the Notes at 107% of the aggregate principal amount of such Notes, plus accrued and unpaid interest before May 15, 2016 with the net proceeds of certain equity offerings. We may also redeem some or all of the Notes before May 15, 2016 at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, plus a “make whole” premium. In addition, at one time prior to May 15, 2016, we may redeem up to 10% of the original aggregate principal amount of the Notes issued under the Indenture at a redemption price of 103% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption.

On October 16, 2014, we exchanged the outstanding Notes for an equal amount of new Notes that have been registered under the Act. The terms of the Notes issued in the exchange offer are identical in all material respects to the terms of the Notes, except the Notes issued in the exchange offer have been registered under the Act.

The terms of the Indenture require that the net cash proceeds from asset dispositions be either utilized to (i) repay or prepay amounts outstanding under our Credit Agreement unless such amounts are reinvested in similar collateral, (ii) make an investment in assets that replace the collateral of the Notes or (iii) a combination of both (i) and (ii). To the extent there are any remaining net proceeds from the asset disposition after application of (i) and (ii), such amounts are required to be utilized to repurchase Notes at par after 360 days following the asset disposition.

Following the sale of our U.S. and U.K. Electronic Products Division (see Note 2 of the Notes to the Condensed Consolidated Financial Statements), on September 22, 2015, we repurchased $175.0 million of the Notes at par, in accordance with the Indenture and on August 21, 2015 paid down the $41.0 million outstanding on our $110.0 million Credit Agreement.

The total reacquisition price of the Notes was $178.4 million including the write off of $1.8 million of unamortized issue costs, $1.4 million of unamortized discount, along with $0.2 million of legal fees, which resulted in a loss on extinguishment of $3.4 million.

To the extent there are any unapplied net proceeds from the asset disposition 360 days following the sale, such amounts are required to be utilized to repurchase Notes at par at that time. At March 27, 2016, we have approximately $2.0 million to $4.0 million of estimated remaining net proceeds that we intend to invest in replacement collateral under the Indenture within 360 days following the asset disposition.

As of March 27, 2016, there was $450.0 million in Notes outstanding.

Other Indebtedness

$110.0 Million Credit Agreement

On May 14, 2014, we replaced our credit facility with KeyBank National Association and entered into the Credit Agreement. The Credit Agreement established a five-year senior secured revolving credit facility in the maximum amount of $110.0 million (subject to a potential increase of the maximum principal amount to $135.0 million, subject to the Agent’s and applicable lenders’ approval as described therein), consisting of a subline for letters of credit in an amount not to exceed $50.0 million, as well as a swingline loan in an aggregate principal amount at any time outstanding not to exceed $10.0 million. The Credit Agreement is secured by a lien on substantially all of our assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The Credit Agreement has a first priority lien on accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property). On all other assets, the Credit Agreement has a second priority lien junior to the lien securing the Notes.

The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, and investments, and limits on other various payments, as well as a financial covenant relating to a minimum fixed charge coverage ratio of 1.15:1. Events of default under the terms of the Credit Agreement include, but are not limited to: our failure to pay any principal of any loans in full when due and payable; our failure to pay any interest on any loan or any fee or other amount payable under the Credit Agreement within three business days after the date when due and payable; our failure or the failure of any of our subsidiaries to comply with certain covenants and agreements, subject to applicable grace periods and/or notice requirements; or any representation, warranty or statement made in or pursuant to the Credit Agreement or any related writing or any other material information furnished by us or any of our subsidiaries to the Agent or the lenders shall prove to be false or erroneous; and the occurrence of an event or condition having or reasonably likely to have a material adverse effect, which includes a material adverse effect on the business, operations, condition (financial or otherwise) or our prospects or our ability to repay our obligations. Where an event of default arises from certain bankruptcy events, the commitments shall automatically and immediately terminate and the principal of, and interest then outstanding on, all of the loans shall become immediately due and payable. Subject to certain notice requirements and other conditions, upon the occurrence of an event of default, including the occurrence of a condition having or reasonably likely to have a material adverse effect, commitments may be terminated and the principal of, and interest then outstanding on, all of the loans may become immediately due and payable. At March 27, 2016, no event of default had occurred and we believed that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Credit Agreement, had not occurred and was remote.

Borrowings under the revolving Credit Agreement may take the form of a base rate revolving loan, Eurodollar revolving loan or swingline loan.  Base rate revolving loans and swingline loans will bear interest at a rate per annum equal to the sum of the applicable margin from time to time in effect plus the highest of (i) the Agent’s prime lending rate, as in effect at such time, (ii) the federal funds rate, as in effect at such time, plus 0.50% per annum, and (iii) the adjusted London Interbank Offered Rate (“LIBOR”) determined at such time for an interest period of one month, plus 1.00% per annum. Eurodollar revolving loans will bear interest at a rate per annum equal to the sum of the applicable margin from time to time in effect plus the adjusted LIBOR. The applicable margin varies between 1.50% - 2.00% for base rate revolving loans and swingline loans and 2.50% - 3.00% for Eurodollar loans, and is based on several factors including our then-existing borrowing base and the Lender’s total commitment amount and revolving credit exposure. The calculation of our borrowing base takes into account several items relating to us and our subsidiaries, including amounts due and owing under billed and unbilled accounts receivables, then-held eligible raw materials inventory, work-in-process inventory, and applicable reserves.

On May 31, 2015, we entered into a third amendment (the “Third Amendment”) to the Credit Agreement. Under the terms of the Third Amendment, the definitions of certain terms of the Credit Agreement were modified, the disposition of the Herley Entities was approved by the lenders, a minimum $175.0 million repurchase of the Notes by us was required, and the payment in full of the outstanding balance of the Credit Agreement was required upon consummation of the sale of the Herley Entities. Additionally, the measurement of the fixed charge coverage ratio of 1.15:1 was modified as follows: (i) the fixed charge coverage ratio will not be measured as of the quarterly reporting period ending on or about June 30, 2015, or as of the end of any quarterly reporting period ending after June 30, 2015, if on such date (a) there are no outstanding revolving loans or swingline loans and (b) the aggregate amount outstanding under letters of credit is less than or equal to $17.0 million, and (ii) as to any subsequent quarterly reporting period ending after June 30, 2015, and not covered by (i) above, a fixed charge coverage ratio of at least 1.05:1 will be applied if the percentage of (a) outstanding revolving loans plus the sum of the outstanding swingline loans and outstanding letters of credit that are in excess of $17.0 million, to (b) the revolving credit commitment, minus the Herley Disposition Proceeds Reinvestment Reserve, as defined below, is greater than 0.00% but less than 15.00% or a fixed charge coverage ratio of 1.10:1 will be applied if the aforementioned percentage is equal to or greater than 15.00% but less than 25.00%. In all other instances, the fixed charge coverage ratio remains at 1.15:1. For purposes of computing the fixed charge coverage ratio, consolidated interest expense in connection with the repurchase of Notes with proceeds from the sale of the Herley Entities shall be deemed to have occurred on the first day of the most recently completed four quarterly reporting periods prior to the sale.

The terms of the Third Amendment also included the establishment of a reserve (the “Herley Disposition Proceeds Reinvestment Reserve”) that reduced the maximum $110.0 million total borrowing base on the Credit Agreement. With the sale of the Herley Entities, a $50.8 million reserve was established based upon the collateral carrying value under the Credit Agreement of the Herley Entities disposed. The reserve and therefore the maximum borrowing base were adjusted monthly for the subsequent cumulative reinvestment in similar collateral assets over a period not to have exceeded 360 days from the sale of the Herley Entities. As of March 27, 2016, there was no reserve on the maximum borrowings, resulting from a cumulative reinvestment in similar collateral assets since the sale of the Herley Entities in excess of the $50.8 million reserve established at the date of the sale of the Herley Entities. The Company made investments in assets that replaced the collateral, which has reinstated the maximum facility to the full $110.0 million as of the end of the first quarter of 2016.

On August 19, 2015, we entered into a fourth amendment (the “Fourth Amendment”) to the Credit Agreement. Among other things, the Fourth Amendment provides for a modification of the Third Amendment as it relates to when the minimum fixed charge coverage ratio will be measured based upon our outstanding borrowings. Outstanding borrowings for purposes of computing the applicable minimum fixed charge coverage ratio exclude any letter of credit exposure outstanding of $17.0 million plus the amount of letters of credit outstanding for the divested Herley Entities for which a cash deposit has been placed in escrow by the Buyer to cover the amount of such outstanding letters of credit, should the letters of credit be pulled.

As of March 27, 2016, there were no borrowings outstanding on the Credit Agreement and $10.1 million was outstanding on letters of credit, resulting in net borrowing base availability of $52.8 million. We were in compliance with the financial covenants as of March 27, 2016.

Debt Acquired in Acquisition

 We assumed a $10.0 million ten-year term loan with a bank in Israel entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of March 27, 2016 was $2.5 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants, including a minimum net equity covenant as defined in the loan agreement. We were in compliance with the financial covenants of the loan agreement as of March 27, 2016.

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

As described in Note 1 to the Condensed Consolidated Financial Statements, we adopted Accounting Standards Update 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items in the three month period ended March 27, 2016. Other than the adoption of ASU 2015-01, there have been no significant changes to our “Critical Accounting Policies or Estimates” as compared to the significant accounting policies described in the Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk, primarily related to interest rates and foreign currency exchange rates.

Exposure to market risk for changes in interest rates relates to our outstanding debt. We are exposed to interest rate risk, primarily through our borrowing activities under the Credit Agreement discussed under “Contractual Obligations and Commitments” above. Based on our current outstanding balance, a 1% change in the LIBOR would not significantly impact our financial position. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments would be contracted with investment grade counterparties to reduce exposure to nonperformance.

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

Our cash and cash equivalents as of March 27, 2016 were $20.1 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on our net loss for the three months ended March 27, 2016.

Item 4.  Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 27, 2016.

Changes in Internal Control Over Financial Reporting

We operate under the COSO (Committee of Sponsoring Organizations) 2013 Framework. There was no change in our internal control over financial reporting during the three months ended March 27, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 11 of the Notes to the Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.

Item 1A.  Risk Factors.

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 27, 2015, which we filed with the SEC on March 11, 2016, and other reports that we have filed with the SEC. Any of the risks discussed in such reports, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three month period ended March 27, 2016 that were not previously disclosed in a Current Report on Form 8-K.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
2.1#	Agreement and Plan of Merger, dated February 7, 2011, by and among Kratos Defense & Security Solutions, Inc., Lanza Acquisition, Co. and Herley Industries, Inc. (incorporated by reference to Annex A to the Prospectus Supplement dated February 8, 2011, pursuant to the Registration Statement on Form S-3 of Kratos Defense & Security Solutions, Inc.).	424	02/08/2011 (333-161340)	n/a
2.2#†	Stock Purchase Agreement, dated May 31, 2015, among Kratos Defense & Security Solutions, Inc., Herley Industries, Inc., Ultra Electronics Defense Inc. and Ultra Electronics Holdings plc.	10-Q	08/06/2015 (001-34460)	2.4
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	11/13/2001 (0-27231)	4.1
3.2	Certificate of Ownership and Merger of Kratos Defense & Security Solutions, Inc. into Wireless Facilities, Inc.	8-K	9/14/2007 (0-27231)	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	11/3/2009 (0-27231)	3.1
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock.	10-Q	11/13/2001 (0-27231)	4.2
3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (included as Exhibit A to the Preferred Stock Purchase Agreement dated as of May 16, 2002 among the Company, Meritech Capital Partners II L.P., Meritech Capital Affiliates II L.P., MCB Entrepreneur Partners II L.P., Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, Limited Partnership, Oak Investment Partners IX, L.P., Oak Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., and the KLS Trust dated July 14, 1999).	8-K/A	6/5/2002 (000-27231)	4.1
3.6	Certificate of Designation of the Series C Preferred Stock.	8-K	12/17/2004 (0-27231)	3.1
3.7	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc.	8-K	3/15/2011 (0-27231)	3.1
3.8	Amendment to the Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc.	10-Q	11/07/2014 (001-34460)	3.8
4.1	Specimen Stock Certificate.	S-1	08/18/1999 (333-85515)	4.2
4.2	Indenture, dated as of May 14, 2014, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent (including the Form of 7.00% Senior Secured Notes due 2019).	8-K	05/15/2014 (001-34460)	4.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
4.3	Registration Rights Agreement, dated as of May 14, 2014, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors party thereto, and SunTrust Robinson Humphrey, Inc., as Representative of the Initial Purchasers.	8-K	5/15/2014 (001-34460)	10.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.				*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.				*
101
Financial statements from the Quarterly Report on Form 10-Q of Kratos Defense & Security Solutions, Inc. for the quarter ended March 27, 2016 formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Notes to the Condensed Consolidated Financial Statements.
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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ RICHARD DUCKWORTH
Richard Duckworth
Vice President and Corporate Controller
(Principal Accounting Officer)
Date:	May 4, 2016