Form 10-Q
period 2016-06-26
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2016-08-04
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 26, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of July 29, 2016, 60,435,980 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 26, 2016

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)
 (Unaudited)

	June 26, 2016	December 27, 2015
Assets
Current assets:
Cash and cash equivalents	$17.6	$28.5
Restricted cash	0.7	0.7
Accounts receivable, net	211.0	206.8
Inventoried costs	49.9	55.6
Prepaid expenses	11.5	10.6
Other current assets	11.4	18.2
Total current assets	302.1	320.4
Property, plant and equipment, net	51.2	56.2
Goodwill	483.4	483.4
Intangible assets, net	29.5	36.5
Other assets	8.0	6.8
Total assets	$874.2	$903.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$47.9	$48.3
Accrued expenses	31.0	33.1
Accrued compensation	34.2	36.8
Accrued interest	3.8	3.9
Billings in excess of costs and earnings on uncompleted contracts	43.2	42.3
Other current liabilities	5.6	6.1
Current liabilities of discontinued operations	1.9	1.9
Total current liabilities	167.6	172.4
Long-term debt, net of current portion	444.7	444.1
Other long-term liabilities	32.5	28.5
Non-current liabilities of discontinued operations	3.8	4.1
Total liabilities	648.6	649.1
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares outstanding at June 26, 2016 and December 27, 2015	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 59,675,841 and 59,139,651 shares issued and outstanding at June 26, 2016 and December 27, 2015, respectively	—	—
Additional paid-in capital	877.3	873.2
Accumulated other comprehensive loss	(1.5)	(1.4)
Accumulated deficit	(650.2)	(617.6)
Total stockholders’ equity	225.6	254.2
Total liabilities and stockholders’ equity	$874.2	$903.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Service revenues	$88.2	$88.8	$170.8	$176.1
Product sales	80.0	71.7	150.4	141.3
Total revenues	168.2	160.5	321.2	317.4
Cost of service revenues	64.4	67.1	124.7	133.1
Cost of product sales	58.6	52.5	115.4	105.1
Total costs	123.0	119.6	240.1	238.2
Gross profit	45.2	40.9	81.1	79.2
Selling, general and administrative expenses	36.4	40.3	74.1	77.7
Research and development expenses	4.0	4.3	6.9	8.2
Unused office space, restructuring expenses, and other	4.8	—	10.3	0.9
Operating loss from continuing operations	—	(3.7)	(10.2)	(7.6)
Other income (expense):
Interest expense, net	(8.7)	(8.9)	(17.4)	(17.7)
Other income (expense), net	0.2	(1.0)	0.5	(0.9)
Total other expense, net	(8.5)	(9.9)	(16.9)	(18.6)
Loss from continuing operations before income taxes	(8.5)	(13.6)	(27.1)	(26.2)
Provision for income taxes from continuing operations	1.8	2.3	5.4	4.2
Loss from continuing operations	(10.3)	(15.9)	(32.5)	(30.4)
Discontinued operations (Note 2)
Loss from operations of discontinued component	(0.1)	(0.7)	(0.1)	(2.1)
Income tax benefit	—	1.6	—	1.2
Income (loss) from discontinued operations	(0.1)	0.9	(0.1)	(0.9)
Net loss	$(10.4)	$(15.0)	$(32.6)	$(31.3)
Basic and diluted loss per common share:
Loss from continuing operations	$(0.17)	$(0.27)	$(0.54)	$(0.52)
Income (loss) from discontinued operations	—	0.02	(0.01)	(0.02)
Net loss per common share	$(0.17)	$(0.25)	$(0.55)	$(0.54)

Basic and diluted weighted average common shares outstanding	59.8	58.4	59.7	58.3
Comprehensive Loss
Net loss (from above)	$(10.4)	$(15.0)	$(32.6)	$(31.3)
Change in cumulative translation adjustment	(0.1)	0.3	(0.1)	0.1
Comprehensive loss	$(10.5)	$(14.7)	$(32.7)	$(31.2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	June 26, 2016	June 28, 2015
Operating activities:
Net loss	$(32.6)	$(31.3)
Loss from discontinued operations	0.1	0.9
Loss from continuing operations	(32.5)	(30.4)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	11.7	13.6
Stock-based compensation	3.1	3.9
Deferred income taxes	2.0	3.6
Amortization of deferred financing costs	0.8	1.0
Amortization of discount on Senior Secured Notes	0.4	0.6
Provision for doubtful accounts	0.2	0.6
Litigation related charges	1.7	—
Provision for non-cash restructuring charges	7.7	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(6.2)	12.4
Inventoried costs	(3.2)	(7.7)
Prepaid expenses and other assets	0.6	(3.7)
Accounts payable	(1.3)	1.2
Accrued compensation	(2.7)	(7.1)
Accrued expenses	(2.0)	(4.1)
Advance payments received on contracts	5.9	5.6
Accrued interest	—	—
Billings in excess of costs and earnings on uncompleted contracts	0.9	0.3
Income tax receivable and payable	0.1	(2.6)
Other liabilities	0.4	(2.3)
Net cash used in operating activities from continuing operations	(12.4)	(15.1)
Investing activities:
Change in restricted cash	—	4.7
Capital expenditures	(3.5)	(5.2)
Proceeds from sale of assets	—	0.9
Net cash provided by (used in) investing activities from continuing operations	(3.5)	0.4
Financing activities:
Repayment of debt	(0.5)	(0.5)
Proceeds from exercise of restricted stock units, employee stock options, and employee stock purchase plan	1.0	1.6
Deferred acquisition payments	—	(0.7)
Net cash provided by financing activities from continuing operations	0.5	0.4
Net cash flows of continuing operations	(15.4)	(14.3)
Net operating cash flows of discontinued operations	0.1	3.5
Net investing cash flows of discontinued operations	4.5	(0.5)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	—
Net decrease in cash and cash equivalents	(10.9)	(11.3)
Cash and cash equivalents at beginning of period	28.5	33.5
Cash and cash equivalents at end of period	$17.6	$22.2

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

 The information as of June 26, 2016 and for the three and six months ended June 26, 2016 and June 28, 2015 is unaudited. The condensed consolidated balance sheet as of December 27, 2015 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 27, 2015, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 11, 2016 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

As discussed in Note 2 - Discontinued Operations, the amounts in these condensed consolidated financial statements reflect the August 21, 2015 disposition of the Company’s 100% owned subsidiary Herley Industries, Inc. (“Herley”) and certain of Herley’s subsidiaries, including Herley-CTI, Inc., EW Simulation Technology, Ltd. and Stapor Research, Inc. (collectively, the “Herley Entities”) as discontinued operations.

(b)	Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries for which all inter-company transactions have been eliminated in consolidation.

(c)	Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year, with interim fiscal periods ending on the last Sunday of each calendar quarter. The three and six month periods ended June 26, 2016 and June 28, 2015 consisted of 13-week periods. There are 52 calendar weeks in the fiscal years ending on December 25, 2016 and December 27, 2015.

(d)    Accounting Estimates

There have been no significant changes in the Company’s accounting estimates for the three and six months ended June 26, 2016 as compared to the accounting estimates described in the Form 10-K. Subsequent to June 26, 2016, the Company was awarded a competitive, $40.8 million single award, cost-share contract by the Air Force Research Laboratory (“AFRL”) for the Low-Cost Attritable Strike Unmanned Aerial System (“UAS”) Demonstration (“LCASD”). Under the terms of this contract, the Company will receive $7.3 million in government funding, and will be required to invest up to $33.5 million over the approximate 30 month period of performance. The Company is making this investment in order to retain the related intellectual property and system rights. The Company expects to record a loss accrual related to this contract in the third quarter of 2016. The Company is currently in the process of determining the amount of the loss accrual.

(e)    Accounting Standards Updates

In May 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-12 (“ASU 2016-12”), Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 clarifies the assessment of the collectability criterion, the presentation of sales taxes, the measurement of noncash consideration, the treatment of contract modifications at transition, and the treatment of completed contracts at transition. In April 2016, the FASB issued ASU 2016-10 (“ASU 2016-10”), Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing. ASU 2016-10 provides additional guidance on identifying performance obligations and clarifies the implementation guidance on licensing. In March 2016, the FASB issued ASU 2016-08 (“ASU 2016-08”), Revenue from Contracts with Customers, Principal versus Agent Considerations. ASU 2016-08 clarifies the implementation guidance and illustrations in the new revenue standard. In August 2015, the FASB issued ASU 2015-14 (“ASU 2015-14”), Revenue from Contracts with Customers, Deferral of the Effective Date, that deferred the effective date of ASU 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers. Pursuant to ASU 2015-14, public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within those reporting periods. The FASB issued ASU 2014-09 in May 2014. ASU 2014-09 affects any entity using GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in FASB Accounting Standards Codification (“ASC”) Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented or apply the requirements in the year of adoption, through a cumulative adjustment. The Company has not yet selected a transition method nor has it determined the impact of adoption on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 (“ASU 2016-09”), Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for employee share-based payments, including accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016. Early adoption is permitted, however, the Company does not intend to early adopt this ASU. The Company has not determined the impact of adoption on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 requires that lessees recognize assets and liabilities for the rights and obligations for leases with a lease term of more than one year. The amendments in this ASU are effective for annual periods ending after December 15, 2018. Early adoption is permitted, however, the Company does not intend to early adopt this ASU. The standard must be applied using a modified retrospective approach. The Company has not determined the impact of adoption on its condensed consolidated financial statements.

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
In August 2014, the FASB issued ASU 2014-15 (“ASU 2014-15”), Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. ASU 2014-15 provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for the first annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not believe that the adoption of this guidance will have a material impact on its condensed consolidated financial statements.
There have been no changes in the Company’s significant accounting policies, other than the adoption of ASU

2015-01, for the three and six months ended June 26, 2016 as compared to the significant accounting policies described in the Form 10-K.

(f)	Fair Value of Financial Instruments

The carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at June 26, 2016 and December 27, 2015 are presented in Note 8. The carrying value of all other financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued expenses, billings in excess of cost and earnings on uncompleted contracts, income taxes payable and short-term debt, approximated their estimated fair values at June 26, 2016 and December 27, 2015 due to the short-term nature of these instruments.

Note 2. Discontinued Operations

On August 21, 2015, the Company completed the sale of the U.S. and U.K. operations of its Electronic Products Division to Ultra Electronics Holdings plc (“Ultra”), a public limited company formed under the laws of England and Wales and traded on the London Stock Exchange, and Ultra Electronics Defense Inc. (the “Buyer”), a Delaware corporation ultimately owned by Ultra (the “Transaction”). Pursuant to the terms of that certain Stock Purchase Agreement, dated May 31, 2015, by and among the Company, Ultra and the Buyer (the “Purchase Agreement”), the Company sold to the Buyer all of the issued and outstanding capital stock of its wholly owned subsidiary Herley and the Herley Entities, for $260.0 million in cash and $5.0 million for taxes incurred as part of the Transaction, less a $2.0 million escrow to satisfy any purchase price adjustments, and an estimated working capital adjustment of $8.3 million. The Purchase Agreement also contained certain non-compete and indemnification provisions. Under the Purchase Agreement, the Company entered into an agreement to indemnify the Buyer for any pre-acquisition tax liabilities.  As a result of this arrangement, the Company recorded amounts that have historically been classified as unrecognized tax benefits into other long-term liabilities. The Company also agreed to indemnify Ultra for pre-existing environmental conditions for a period of five years from the closing date, with a maximum indemnification payment of $34.0 million. The Company does not believe payments will be required under the environmental indemnification provision, and the assessment of the fair value is immaterial. Under the terms of the Purchase Agreement, a joint 338(h)(10) election has been made for income tax purposes, providing a “step up” in tax basis to Ultra. The Company incurred approximately $11.5 million in transaction-related costs. The gain on sale of $80.8 million is subject to changes in the indemnification obligations. In accordance with ASC 360-10-45-9, Property, Plant, and Equipment (Topic 360) and ASC 205-20-45-3 Presentation of Financial Statements (Topic 205), the Herley Entities were classified as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented.

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

In November 2015, the Company and Ultra settled the working capital adjustment at $8.1 million, and the net cash position at closing, resulting in a net payment to the Company of $2.7 million. This represented a payment from escrow to the Company of $2.0 million, as well as a payment from Ultra to the Company of $0.7 million, reflecting the difference in the estimated working capital and actual working capital and the net cash position at the close of the Transaction. In January 2016, Ultra reimbursed the Company the $5.0 million maximum for taxes incurred as part of the Transaction.

The following table presents the results of discontinued operations (in millions):

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Revenue	$—	$22.3	$—	$47.8
Cost of sales	—	14.6	—	31.5
Selling, general and administrative expenses	0.1	5.5	0.1	11.6
Interest expense, net	—	3.4	—	6.9
Other net expense (income) items that are not major	—	(0.5)	—	(0.1)
Loss from discontinued operations before income taxes	(0.1)	(0.7)	(0.1)	(2.1)
Income tax benefit	—	1.6	—	1.2
Income (loss) from discontinued operations	$(0.1)	$0.9	$(0.1)	$(0.9)

Depreciation and amortization expense included in selling, general and administrative expenses was $1.6 million and $3.2 million for the three and six months ended June 28, 2015, respectively.

Interest expense is included based on an allocation consistent with the redemption of $175.0 million of the Company’s 7.00% Senior Secured Notes due 2019 (the “Notes”) and the repayment of $41.0 million in outstanding borrowings on that certain Credit and Security Agreement, dated May 14, 2014 (the “Credit Agreement”), by and among the Company, the lenders from time to time party thereto, SunTrust Bank, as Agent (the “Agent”), PNC Bank, National Association, as Joint Lead Arranger and Documentation Agent, and SunTrust Robinson Humphrey, Inc., as Joint Leader Arranger and Sole Book Runner, that was repaid upon the completion of the sale of the Herley Entities in accordance with the terms and conditions of the Indenture (as defined below) and the Credit Agreement, respectively. Refer to Note 8 for further discussion.

The following is a summary of the liabilities of discontinued operations in the accompanying condensed consolidated balance sheets as of June 26, 2016 and December 27, 2015 (in millions):

	June 26, 2016	December 27, 2015
Accrued compensation	$0.9	$0.9
Other current liabilities	1.0	1.0
Current liabilities of discontinued operations	$1.9	$1.9
Non-current liabilities of discontinued operations	$3.8	$4.1

Note 3. Goodwill and Intangible Assets

(a)	Goodwill

The carrying amounts of goodwill as of June 26, 2016 and December 27, 2015 by reportable segment are as follows (in millions):

	Public Safety & Security	Kratos Government Solutions	Unmanned Systems	Total
Gross value	$53.9	$565.8	$111.1	$730.8
Less accumulated impairment	18.3	215.3	13.8	247.4
Net	$35.6	$350.5	$97.3	$483.4

(b)    Purchased Intangible Assets

The following table sets forth information for finite-lived and indefinite-lived intangible assets (in millions):

	As of June 26, 2016			As of December 27, 2015
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$53.7	$(41.6)	$12.1	$83.7	$(67.1)	$16.6
Contracts and backlog	24.7	(23.2)	1.5	71.3	(69.4)	1.9
Developed technology and technical know-how	23.1	(14.5)	8.6	23.1	(13.3)	9.8
Trade names	1.4	(1.0)	0.4	5.3	(4.9)	0.4
Favorable operating lease	—	—	—	1.8	(0.9)	0.9
Total finite-lived intangible assets	102.9	(80.3)	22.6	185.2	(155.6)	29.6
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$109.8	$(80.3)	$29.5	$192.1	$(155.6)	$36.5

Consolidated amortization expense related to intangible assets subject to amortization was $5.3 million and $7.3 million for the six months ended June 26, 2016 and June 28, 2015, respectively.

Note 4. Inventoried Costs

Inventoried costs consisted of the following components (in millions):

	June 26, 2016	December 27, 2015
Raw materials	$29.9	$32.9
Work in process	23.8	19.2
Finished goods	1.2	2.6
Supplies and other	1.6	1.6
Subtotal inventoried costs	56.5	56.3
Less: Customer advances and progress payments	(6.6)	(0.7)
Total inventoried costs	$49.9	$55.6

Note 5. Stockholders’ Equity

A summary of the changes in stockholders’ equity is provided below (in millions):

	For the Six Months Ended
	June 26, 2016	June 28, 2015
Stockholders’ equity at beginning of period	$254.2	$224.3
Comprehensive loss:
Net loss	(32.6)	(31.3)
Change in cumulative translation adjustment	(0.1)	0.1
Total comprehensive loss	(32.7)	(31.2)
Stock-based compensation	3.1	4.0
Issuance of common stock for employee stock purchase plan	1.3	1.8
Restricted stock units traded for taxes	(0.3)	(0.2)
Stockholders’ equity at end of period	$225.6	$198.7

The components of accumulated other comprehensive loss are as follows (in millions):

	June 26, 2016	June 28, 2015
Cumulative translation adjustment	$(0.7)	$(0.6)
Post-retirement benefit reserve adjustment net of tax expense	(0.8)	(1.0)
Total accumulated other comprehensive loss	$(1.5)	$(1.6)

There were no reclassifications from other comprehensive loss to net income (loss) for the six months ended June 26, 2016 and June 28, 2015.

Common stock issued by the Company for the six months ended June 26, 2016 and June 28, 2015 was as follows (in millions):

	For the Six Months Ended
	June 26, 2016	June 28, 2015
Shares outstanding at beginning of the period	59.1	57.8
Stock issued for employee stock purchase plan, stock options and restricted stock units exercised	0.6	0.6
Shares outstanding at end of the period	59.7	58.4

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

Shares from stock options and awards, excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive, were 1.4 million and 1.7 million for the three and six months ended June 26, 2016, respectively, and 1.8 million and 2.3 million for the three and six months ended June 28, 2015, respectively.

Note 7. Income Taxes

A reconciliation of the income tax benefit from continuing operations computed by applying the statutory federal income tax rate of 35% to loss from continuing operations before income taxes to the income tax provision for the three and six months ended June 26, 2016 and June 28, 2015 was as follows (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Income tax benefit at federal statutory rate	$(3.0)	$(4.5)	$(9.5)	$(9.0)
State and foreign taxes, net of federal tax benefit and valuation allowance	1.0	0.4	1.4	0.8
Nondeductible expenses and other	0.3	0.5	0.7	0.9
Impact of deferred tax liabilities for indefinite-lived assets	0.8	1.8	2.3	3.3
Increase in reserves for uncertain tax positions	—	—	1.7	0.1
Increase in federal valuation allowance	2.7	4.1	8.8	8.1
Total income tax provision	$1.8	$2.3	$5.4	$4.2

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
In March 2010, an “ownership change” occurred that will limit the utilization of NOL carryforwards. In July 2011, another “ownership change” occurred. The March 2010 ownership change limitation is more restrictive. In prior years, the Company acquired corporations with NOL carryforwards at the date of acquisition (“Acquired NOLs”). The Acquired NOLs are subject to separate limitations that may further restrict the use of Acquired NOLs. As a result, the Company’s federal annual utilization of NOL carryforwards were limited to $27.0 million a year for the five years succeeding the March 2010 ownership change and $11.6 million for each year thereafter subject to separate limitations for Acquired NOLs. If the entire limitation amount is not utilized in a year, the excess can be carried forward and utilized in future years.
For the six months ended June 26, 2016, such limitations did not impact the income tax provision, since the amount of taxable income did not exceed the annual limitation amount. However, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOL or other tax attributes may be further limited.
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

As of December 27, 2015, the Company had $17.2 million of unrecognized tax benefits that, if recognized, would impact the effective income tax rate, subject to possible offset by an increase in the deferred tax asset valuation allowance. During the six months ended June 26, 2016, unrecognized tax benefits were increased by $1.3 million relating to various current year and prior positions. In connection with the Company’s disposition of the Electronic Products Division, the Company entered into an agreement to indemnify the Buyer for any pre-acquisition tax liabilities. As a result of this arrangement, the Company recorded amounts that have historically been classified as unrecognized tax benefits into other long-term liabilities.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the six months ended June 26, 2016 and June 28, 2015, a $0.7 million expense and $0.1 million expense, respectively, were recorded related to interest and penalties related to unrecognized tax benefits. For the six months ended June 26, 2016 and June 28, 2015, there was no material benefit recorded related to the removal of interest and penalties. The Company believes that no significant amount of the liabilities for uncertain tax positions will expire within twelve months of June 26, 2016.

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

The Company completed the offering of the Notes in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Act”). The Notes are governed by the Indenture, dated May 14, 2014 (the “Indenture”), among the Company, certain of the Company’s subsidiaries (the “Subsidiary Guarantors”) and Wilmington Trust, National Association, as Trustee and Collateral Agent. A Subsidiary Guarantor can be released from its Guarantee (as defined in the Indenture) (a) if all of the Capital Stock (as defined in the Indenture) issued by such Subsidiary Guarantor or all or substantially all of the assets of such Subsidiary Guarantor are sold or otherwise disposed of; (b) if the Company designates such Subsidiary Guarantor as an Unrestricted Subsidiary (as defined in the Indenture); (c) if the Company exercises its legal defeasance option or its covenant defeasance option; or (d) upon satisfaction and discharge of the Indenture or payment in full in cash of the principal of, premium, if any, and accrued and unpaid interest.

The holders of the Notes have a first priority lien on substantially all of the Company’s assets and the assets of the Subsidiary Guarantors, except with respect to accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property), on which the holders of the Notes have a second priority lien junior to the Company’s $110.0 million Credit Agreement.

The Company pays interest on the Notes semi-annually, in arrears, on May 15 and November 15 of each year.
The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of June 26, 2016, the Company was in compliance with the covenants contained in the Indenture governing the Notes.

The Company may redeem some or all of the Notes at 105.25% of the aggregate principal amount of such Notes through May 15, 2017, 102.625% of the aggregate principal amount of such Notes if redeemed on or after May 16, 2017 but on or before May 15, 2018 and 100% of the aggregate principal amount of such Notes if redeemed on or after May 16, 2018, plus accrued and unpaid interest to the date of redemption.

On October 16, 2014, the Company exchanged the outstanding Notes for an equal amount of new Notes that have been registered under the Act. The terms of the Notes issued in the exchange offer are identical in all material respects to the terms of the Notes, except the Notes issued in the exchange offer have been registered under the Act.

The terms of the Indenture require that the net cash proceeds from asset dispositions be utilized, as applicable, to (i) repay or prepay amounts outstanding under the Company’s Credit Agreement unless such amounts are reinvested in similar collateral, (ii) make an investment in assets that replace the collateral of the Notes or (iii) a combination of both (i) and (ii). To the extent there are any remaining net proceeds from the asset disposition after application of (i), (ii) and (iii), such amounts are required to be utilized to repurchase Notes at par after 360 days following the asset disposition.

Following the sale of the Herley Entities (see Note 2 of these Notes to the Condensed Consolidated Financial Statements), the Company, on August 21, 2015, paid down the $41.0 million outstanding on the Company’s $110.0 million Credit Agreement and on September 22, 2015, repurchased $175.0 million of the Notes at par, in accordance with the Indenture. Related to the $175.0 million repurchase of Notes, the Company wrote off $1.8 million of unamortized issue costs, $1.4 million of unamortized discount, and incurred $0.2 million of legal fees, which resulted in a loss on extinguishment of debt of $3.4 million.

As of June 26, 2016, the Company has reinvested all net proceeds remaining after the repurchase of the $175.0 million of Notes in replacement collateral under the Indenture within the 360 days following the asset disposition.

As of June 26, 2016, there was $450.0 million in Notes outstanding.

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

The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, and investments, and limits on other various payments, as well as a financial covenant relating to a minimum fixed charge coverage ratio of 1.15:1 (as modified per the Third Amendment and the Fourth Amendment, as defined and discussed below). Events of default under the terms of the Credit Agreement include, but are not limited to: failure of the Company to pay any principal of any loans in full when due and payable; failure of the Company to pay any interest on any loan or any fee or other amount payable under the Credit Agreement within three business days after the date when due and payable; failure of the Company or any of its subsidiaries to comply with certain covenants and agreements, subject to applicable grace periods and/or notice requirements; or any representation, warranty or statement made in or pursuant to the Credit Agreement or any related writing or any other material information furnished by the Company or any of its subsidiaries to the Agent or the lenders shall prove to be false or erroneous; and the occurrence of an event or condition having or reasonably likely to have a material adverse effect, which includes a material adverse effect on the business, operations, condition (financial or otherwise) or prospects of the Company or the ability of the Company to repay its obligations. Where an event of default arises from certain bankruptcy events, the commitments shall automatically and immediately terminate and the principal of, and interest then outstanding on, all of the loans shall become immediately due and payable. Subject to certain notice requirements and other conditions, upon the occurrence of an event of default, including the occurrence of a condition having or reasonably likely to have a material adverse effect, commitments may be terminated and the principal of, and interest then outstanding on, all of the loans may become immediately due and payable. At June 26, 2016, no event of default had occurred and the Company believed that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Credit Agreement, had not occurred and the likelihood of such events or conditions occurring was remote.

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

On May 31, 2015, the Company entered into a third amendment (the “Third Amendment”) to the Credit Agreement. Under the terms of the Third Amendment, the definitions of certain terms of the Credit Agreement were modified, the disposition of the Herley Entities was approved by the lenders, a minimum $175.0 million repurchase of the Notes by the Company was required and the payment in full of the outstanding balance of the Credit Agreement was required upon consummation of the sale of the Herley Entities. Additionally, the measurement of the fixed charge coverage ratio of 1.15:1 was modified as follows: (i) the fixed charge coverage ratio will not be measured as of the end of any quarterly reporting period ending after June 30, 2015, if on such date (a) there are no outstanding revolving loans or swingline loans and (b) the aggregate amount outstanding under letters of credit is less than or equal to $17.0 million, and (ii) as to any subsequent quarterly reporting period ending after June 30, 2015, and not covered by (i) above, a fixed charge coverage ratio of at least 1.05:1 must be maintained if the percentage of (a) outstanding revolving loans plus the sum of the outstanding swingline loans and outstanding letters of credit that are in excess of $17.0 million, to (b) the revolving credit commitment, minus the Herley Disposition Proceeds Reinvestment Reserve, as defined below, is greater than 0.00% but less than 15.00% or a fixed charge coverage ratio of at least 1.10:1 must be maintained if the aforementioned percentage is equal to or greater than 15.00% but less than 25.00%. In all other instances, a fixed charge coverage ratio of at least 1.15:1 must be maintained. For purposes of computing the fixed charge coverage ratio, the associated reduction in consolidated interest expense in connection with the repurchase of Notes with proceeds from the sale of the Herley Entities shall be deemed to have occurred on the first day of the most recently completed four quarterly reporting periods prior to the sale.

The terms of the Third Amendment also included the establishment of a reserve (the “Herley Disposition Proceeds Reinvestment Reserve”) that reduced the maximum $110.0 million total borrowing base on the Credit Agreement. With the sale of the Herley Entities, a $50.8 million reserve was established based upon the collateral carrying value under the Credit Agreement of the Herley Entities disposed. The reserve and therefore the maximum borrowing base were adjusted monthly for the subsequent cumulative reinvestment in similar collateral assets over a period not to have exceeded 360 days from the date of sale of the Herley Entities. As of June 26, 2016, there was no reserve on the maximum borrowings, resulting from a cumulative reinvestment in similar collateral assets since the sale of the Herley Entities in excess of the $50.8 million reserve established at the date of the sale of the Herley Entities. The Company made investments in assets that replaced the collateral, which has reinstated the maximum facility to the full $110.0 million as of the end of the first quarter of 2016.

On August 19, 2015, the Company entered into a fourth amendment (the “Fourth Amendment”) to the Credit Agreement. Among other things, the Fourth Amendment provides for a modification of the Third Amendment as it relates to when the minimum fixed charge coverage ratio will be measured based upon the Company’s outstanding borrowings. Outstanding borrowings for purposes of computing the applicable minimum fixed charge coverage ratio exclude any letter of credit exposure outstanding of up to $17.0 million plus the amount of letters of credit outstanding for the divested Herley Entities for which a cash deposit has been placed in escrow by the Buyer to cover the amount of such outstanding letters of credit, should the letters of credit be pulled.

As of June 26, 2016, there were no borrowings outstanding on the Credit Agreement and $13.0 million outstanding on letters of credit, resulting in net borrowing base availability of $48.4 million. The Company was in compliance with the financial covenants of the Credit Agreement and its amendments as of June 26, 2016.

Debt Acquired in Acquisition

The Company has a $10.0 million ten-year term loan with a bank in Israel entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of June 26, 2016 was $2.2 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants, including a minimum net equity covenant as defined in the loan agreement. The Company was in compliance with all covenants contained in this loan agreement as of June 26, 2016.

Fair Value of Long-term Debt

Carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at June 26, 2016 and December 27, 2015 are presented in the following table:

	As of June 26, 2016			As of December 27, 2015
$ in millions	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Total long-term debt including current portion	$452.2	$445.7	$348.6	$452.7	$445.1	$315.2

The fair value of the Company’s long-term debt was based upon actual trading activity (Level 1, Observable inputs -quoted prices in active markets).

 As of June 26, 2016, the difference between the carrying amount of $445.7 million and the principal amount of $452.2 million presented in the previous table is the net unamortized original issue discount of $2.9 million and the unamortized debt issuance costs of $3.6 million, which are being accreted to interest expense over the term of the related debt. As of December 27, 2015, the difference between the carrying amount of $445.1 million and the principal amount of $452.7 million presented in the previous table is the net unamortized original issue discount of $3.3 million and the unamortized debt issuance costs of $4.3 million, which are being accreted to interest expense over the term of the related debt.

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

During the six months ended June 26, 2016, the PSS reportable segment recorded a $1.9 million charge related to a litigation settlement of a contract dispute and the KGS reportable segment recorded a $7.7 million charge as a result of the decision to close one of its manufacturing facilities and exit certain lower margin product business lines.

 Revenues, depreciation and amortization, and operating income (loss) generated by the Company’s reportable segments for the three and six month periods ended June 26, 2016 and June 28, 2015 are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Revenues:
Kratos Government Solutions
Service revenues	$57.8	$53.3	$110.2	$103.1
Product sales	62.2	53.8	118.4	111.0
Total Kratos Government Solutions	120.0	107.1	228.6	214.1
Public Safety & Security
Service revenues	30.4	35.5	60.6	73.0
Product sales	—	—	—	—
Total Public Safety & Security	30.4	35.5	60.6	73.0
Unmanned Systems
Service revenues	—	—	—	—
Product sales	17.8	17.9	32.0	30.3
Total Unmanned Systems	17.8	17.9	32.0	30.3
Total revenues	$168.2	$160.5	$321.2	$317.4
Depreciation & amortization:
Kratos Government Solutions	$3.6	$5.0	$7.7	$10.1
Public Safety & Security	0.2	0.1	0.3	0.3
Unmanned Systems	1.8	1.6	3.7	3.2
Total depreciation and amortization	$5.6	$6.7	$11.7	$13.6
Operating income (loss) from continuing operations:
Kratos Government Solutions	$4.5	$0.2	$2.7	$2.6
Public Safety & Security	0.2	0.6	(2.5)	0.6
Unmanned Systems	(3.0)	(2.5)	(7.2)	(6.7)
Unallocated corporate expense, net	(1.7)	(2.0)	(3.2)	(4.1)
Total operating loss from continuing operations	$—	$(3.7)	$(10.2)	$(7.6)

Note 10. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $102.9 million and $99.2 million, or 61% and 62% of total Kratos revenue, for the three months ended June 26, 2016 and June 28, 2015, respectively, and $198.2 million and $194.2 million, or 62% and 61% of total Kratos revenue, for the six months ended June 26, 2016 and June 28, 2015, respectively.

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

The following tables present condensed consolidating financial statements for the parent company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, respectively. The condensed consolidating financial information below follows the same accounting policies as described in the condensed consolidated financial statements, except for the use of the equity method of accounting to reflect ownership interests in 100% owned subsidiaries, which are eliminated upon consolidation. Also, as discussed in Note 2 - Discontinued Operations, the following condensed consolidating financial statements reflect the disposition of the Herley Entities as discontinued operations.

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended June 28, 2015, the Company corrected certain information related to the classification of interest expense allocated to discontinued operations within the income (loss) from discontinued operations and equity in net income (loss) of subsidiaries lines of the unaudited condensed consolidating statement of operations and comprehensive income (loss), and the net cash provided by (used in) operating activities from continuing operations, investment in affiliated companies and the financing from affiliated companies lines within the unaudited condensed consolidating statement of cash flows. The Company determined these classification corrections to be immaterial to the Company’s condensed consolidated financial statements.

Condensed Consolidating Balance Sheet June 26, 2016 (Unaudited) (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$12.2	$(3.1)	$8.5	$—	$17.6
Accounts receivable, net	—	185.2	25.8	—	211.0
Amounts due from affiliated companies	210.0	—	—	(210.0)	—
Inventoried costs	—	34.0	15.9	—	49.9
Other current assets	7.2	14.1	2.3	—	23.6
Total current assets	229.4	230.2	52.5	(210.0)	302.1
Property, plant and equipment, net	2.1	42.1	7.0	—	51.2
Goodwill	—	442.6	40.8	—	483.4
Intangible assets, net	—	29.5	—	—	29.5
Investment in subsidiaries	466.5	63.8	—	(530.3)	—
Other assets	0.6	7.4	—	—	8.0
Total assets	$698.6	$815.6	$100.3	$(740.3)	$874.2
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4.2	$38.3	$5.4	$—	$47.9
Accrued expenses	5.2	26.2	3.4	—	34.8
Accrued compensation	3.7	27.2	3.3	—	34.2
Billings in excess of costs and earnings on uncompleted contracts	—	41.8	1.4	—	43.2
Amounts due to affiliated companies	—	180.8	29.2	(210.0)	—
Other current liabilities	0.5	4.1	1.0	—	5.6
Current liabilities of discontinued operations	1.8	—	0.1	—	1.9
Total current liabilities	15.4	318.4	43.8	(210.0)	167.6
Long-term debt, net of current portion	443.5	—	1.2	—	444.7
Other long-term liabilities	10.3	18.7	3.5	—	32.5
Non-current liabilities of discontinued operations	3.8	—	—	—	3.8
Total liabilities	473.0	337.1	48.5	(210.0)	648.6
Total stockholders’ equity	225.6	478.5	51.8	(530.3)	225.6
Total liabilities and stockholders’ equity	$698.6	$815.6	$100.3	$(740.3)	$874.2

Condensed Consolidating Balance Sheet December 27, 2015 (Unaudited) (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$22.5	$(4.8)	$10.8	$—	$28.5
Accounts receivable, net	—	179.0	27.8	—	206.8
Amounts due from affiliated companies	207.8	—	—	(207.8)	—
Inventoried costs	—	36.9	18.7	—	55.6
Other current assets	16.4	11.7	1.4	—	29.5
Total current assets	246.7	222.8	58.7	(207.8)	320.4
Property, plant and equipment, net	2.0	47.5	6.7	—	56.2
Goodwill	—	442.6	40.8	—	483.4
Intangible assets, net	—	36.5	—	—	36.5
Investment in subsidiaries	477.8	60.3	—	(538.1)	—
Other assets	0.7	6.1	—	—	6.8
Total assets	$727.2	$815.8	$106.2	$(745.9)	$903.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4.3	$36.5	$7.5	$—	$48.3
Accrued expenses	4.7	29.3	3.0	—	37.0
Accrued compensation	4.1	29.2	3.5	—	36.8
Billings in excess of costs and earnings on uncompleted contracts	—	37.1	5.2	—	42.3
Amounts due to affiliated companies	—	175.7	32.1	(207.8)	—
Other current liabilities	4.3	0.2	1.6	—	6.1
Current liabilities of discontinued operations	1.8	—	0.1	—	1.9
Total current liabilities	19.2	308.0	53.0	(207.8)	172.4
Long-term debt, net of current portion	442.4	—	1.7	—	444.1
Other long-term liabilities	7.3	18.0	3.2	—	28.5
Non-current liabilities of discontinued operations	4.1	—	—	—	4.1
Total liabilities	473.0	326.0	57.9	(207.8)	649.1
Total stockholders’ equity	254.2	489.8	48.3	(538.1)	254.2
Total liabilities and stockholders’ equity	$727.2	$815.8	$106.2	$(745.9)	$903.3

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended June 26, 2016 (Unaudited) (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$82.3	$5.9	$—	$88.2
Product sales	—	69.0	12.9	(1.9)	80.0
Total revenues	—	151.3	18.8	(1.9)	168.2
Cost of service revenues	—	60.0	4.4	—	64.4
Cost of product sales	—	50.2	10.3	(1.9)	58.6
Total costs	—	110.2	14.7	(1.9)	123.0
Gross profit	—	41.1	4.1	—	45.2
Selling, general and administrative expenses	2.5	36.2	2.5	—	41.2
Research and development expenses	—	3.9	0.1	—	4.0
Operating income (loss) from continuing operations	(2.5)	1.0	1.5	—	—
Other income (expense):
Interest expense, net	(8.7)	—	—	—	(8.7)
Other income (expense), net	—	(0.2)	0.4	—	0.2
Total other income (expense), net	(8.7)	(0.2)	0.4	—	(8.5)
Income (loss) from continuing operations before income taxes	(11.2)	0.8	1.9	—	(8.5)
Provision for income taxes from continuing operations	—	1.5	0.3	—	1.8
Income (loss) from continuing operations	(11.2)	(0.7)	1.6	—	(10.3)
Loss from discontinued operations	(0.1)	—	—	—	(0.1)
Equity in net income (loss) of subsidiaries	0.9	1.6	—	(2.5)	—
Net income (loss)	$(10.4)	$0.9	$1.6	$(2.5)	$(10.4)
Comprehensive income (loss)	$(10.5)	$0.9	$1.5	$(2.4)	$(10.5)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended June 28, 2015 (Unaudited) (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$84.7	$4.1	$—	$88.8
Product sales	—	62.8	12.2	(3.3)	71.7
Total revenues	—	147.5	16.3	(3.3)	160.5
Cost of service revenues	—	63.9	3.2	—	67.1
Cost of product sales	—	46.7	9.1	(3.3)	52.5
Total costs	—	110.6	12.3	(3.3)	119.6
Gross profit	—	36.9	4.0	—	40.9
Selling, general and administrative expenses	0.7	37.5	2.1	—	40.3
Research and development expenses	—	4.1	0.2	—	4.3
Operating income (loss) from continuing operations	(0.7)	(4.7)	1.7	—	(3.7)
Other income (expense):
Interest expense, net	(8.8)	(0.1)	—	—	(8.9)
Other income (expense), net	(1.4)	0.8	(0.4)	—	(1.0)
Total other income (expense), net	(10.2)	0.7	(0.4)	—	(9.9)
Income (loss) from continuing operations before income taxes	(10.9)	(4.0)	1.3	—	(13.6)
Provision for income taxes from continuing operations	0.2	1.8	0.3	—	2.3
Income (loss) from continuing operations	(11.1)	(5.8)	1.0	—	(15.9)
Income (loss) from discontinued operations	(3.5)	2.9	1.5	—	0.9
Equity in net income (loss) of subsidiaries	(0.4)	2.5	—	(2.1)	—
Net income (loss)	$(15.0)	$(0.4)	$2.5	$(2.1)	$(15.0)
Comprehensive income (loss)	$(14.7)	$(2.2)	$2.8	$(0.6)	$(14.7)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Six Months Ended June 26, 2016 (Unaudited) (in millions)
	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$159.7	$11.1	$—	$170.8
Product sales	—	128.0	26.0	(3.6)	150.4
Total revenues	—	287.7	37.1	(3.6)	321.2
Cost of service revenues	—	116.7	8.0	—	124.7
Cost of product sales	—	98.2	20.8	(3.6)	115.4
Total costs	—	214.9	28.8	(3.6)	240.1
Gross profit	—	72.8	8.3	—	81.1
Selling, general and administrative expenses	3.8	75.8	4.8	—	84.4
Research and development expenses	—	6.8	0.1	—	6.9
Operating income (loss) from continuing operations	(3.8)	(9.8)	3.4	—	(10.2)
Other income (expense):
Interest expense, net	(17.3)	(0.1)	—	—	(17.4)
Other income (expense), net	—	(0.2)	0.7	—	0.5
Total other income (expense), net	(17.3)	(0.3)	0.7	—	(16.9)
Income (loss) from continuing operations before income taxes	(21.1)	(10.1)	4.1	—	(27.1)
Provision for income taxes from continuing operations	0.1	4.7	0.6	—	5.4
Income (loss) from continuing operations	(21.2)	(14.8)	3.5	—	(32.5)
Loss from discontinued operations	(0.1)	—	—	—	(0.1)
Equity in net income (loss) of subsidiaries	(11.3)	3.5	—	7.8	—
Net income (loss)	$(32.6)	$(11.3)	$3.5	$7.8	$(32.6)
Comprehensive income (loss)	$(32.7)	$(11.3)	$3.4	$7.9	$(32.7)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Six Months Ended June 28, 2015 (Unaudited) (in millions)
	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$170.2	$5.9	$—	$176.1
Product sales	—	124.5	23.0	(6.2)	141.3
Total revenues	—	294.7	28.9	(6.2)	317.4
Cost of service revenues	—	128.6	4.5	—	133.1
Cost of product sales	—	93.8	17.5	(6.2)	105.1
Total costs	—	222.4	22.0	(6.2)	238.2
Gross profit	—	72.3	6.9	—	79.2
Selling, general and administrative expenses	5.8	68.5	4.3	—	78.6
Research and development expenses	—	7.9	0.3	—	8.2
Operating income (loss) from continuing operations	(5.8)	(4.1)	2.3	—	(7.6)
Other income (expense):
Interest expense, net	(17.5)	(0.2)	—	—	(17.7)
Other income (expense), net	(1.4)	(2.2)	2.7	—	(0.9)
Total other income (expense), net	(18.9)	(2.4)	2.7	—	(18.6)
Income (loss) from continuing operations before income taxes	(24.7)	(6.5)	5.0	—	(26.2)
Provision for income taxes from continuing operations	0.4	3.6	0.2	—	4.2
Income (loss) from continuing operations	(25.1)	(10.1)	4.8	—	(30.4)
Income (loss) from discontinued operations	(6.8)	3.6	2.3	—	(0.9)
Equity in net income (loss) of subsidiaries	0.6	7.1	—	(7.7)	—
Net income (loss)	$(31.3)	$0.6	$7.1	$(7.7)	$(31.3)
Comprehensive income (loss)	$(31.2)	$0.6	$7.2	$(7.8)	$(31.2)

Condensed Consolidating Statement of Cash Flows Six Months Ended June 26, 2016 (Unaudited) (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(13.2)	$1.5	$(0.7)	$—	$(12.4)
Investing activities:
Investment in affiliated companies	(2.3)	—	—	2.3	—
Capital expenditures	(0.5)	(2.0)	(1.0)	—	(3.5)
Net cash provided by (used in) investing activities from continuing operations	(2.8)	(2.0)	(1.0)	2.3	(3.5)
Financing activities:
Repayment of debt	—	—	(0.5)	—	(0.5)
Proceeds from the sale of employee stock purchase plan shares	1.0	—	—	—	1.0
Financings from affiliated companies	—	2.3	—	(2.3)	—
Net cash provided by (used in) financing activities from continuing operations	1.0	2.3	(0.5)	(2.3)	0.5
Net cash flows of continuing operations	(15.0)	1.8	(2.2)	—	(15.4)
Net operating cash flows from discontinued operations	0.2	(0.1)	—	—	0.1
Net investing cash flows from discontinued operations	4.5	—	—	—	4.5
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.1)	—	(0.1)
Net increase (decrease) in cash and cash equivalents	$(10.3)	$1.7	$(2.3)	$—	$(10.9)

Condensed Consolidating Statement of Cash Flows Six Months Ended June 28, 2015 (Unaudited) (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(26.5)	$13.7	$(2.3)	$—	$(15.1)
Investing activities:
Investment in affiliated companies	—	(11.9)	—	11.9	—
Change in restricted cash	—	4.7	—	—	4.7
Capital expenditures	(0.3)	(4.5)	(0.4)	—	(5.2)
Proceeds from sale of assets	—	0.9	—	—	0.9
Net cash provided by (used in) investing activities from continuing operations	(0.3)	(10.8)	(0.4)	11.9	0.4
Financing activities:
Repayment of debt	—	—	(0.5)	—	(0.5)
Proceeds from the sale of employee stock purchase plan shares	1.6	—	—	—	1.6
Cash paid for contingent acquisition consideration	—	(0.7)	—	—	(0.7)
Financing from affiliated companies	11.9	—	—	(11.9)	—
Net cash provided by (used in) financing activities from continuing operations	13.5	(0.7)	(0.5)	(11.9)	0.4
Net cash flows of continuing operations	(13.3)	2.2	(3.2)	—	(14.3)
Net operating cash flows from discontinued operations	—	1.7	1.8	—	3.5
Net investing cash flows from discontinued operations	—	(0.3)	(0.2)	—	(0.5)
Net increase (decrease) in cash and cash equivalents	$(13.3)	$3.6	$(1.6)	$—	$(11.3)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” relating to our future financial performance, the market for our services and our expansion plans and opportunities. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements reflect our current beliefs, expectations and projections, are based on assumptions, and are subject to known and unknown risks and uncertainties that could cause our actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of these factors are beyond our ability to control or predict. As a result, you should not place undue reliance on forward-looking statements. Important risks and uncertainties that could cause our actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, but are not limited to: changes or cutbacks in spending or the appropriation of funding by the federal government, including the U.S. Department of Defense (the “DoD”), which could cause delays, cancellations or reductions of key government contracts; bid protests; changes in the scope or timing of our projects; the timing, rescheduling or cancellation of significant customer contracts and agreements, or consolidation by or the loss of key customers; risks of adverse regulatory action or litigation; risks associated with debt leverage; failure to successfully achieve our integration, cost reduction or divestiture strategies, including the impact of the sale of the Herley Entities and the repurchase of our outstanding 7.00% Senior Secured Notes due 2019 (the “Notes”) with a portion of the proceeds from the sale; risks related to security breaches, cybersecurity attacks or other significant disruptions of our information systems; and competition in the marketplace, which could reduce revenues and profit margins, as well as the additional risks and uncertainties described in this Quarterly Report on Form 10-Q, in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 27, 2015 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 11, 2016 (the “Form 10-K”), and in other reports that we have filed with the SEC. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except as required by law, we assume no responsibility for updating any forward-looking statements, whether as a result of new information, future events or otherwise.

All references to “us,” “we,” “our,” the “Company” and “Kratos” refer to Kratos Defense & Security Solutions, Inc., a Delaware corporation, and its wholly owned subsidiaries.

Overview

We are a mid-tier government contractor at the forefront of the DoD’s Third Offset Strategy. We are a leading technology, intellectual property and proprietary product and solution company focused on the U.S. and its allies’ national security. We are the industry leader in high performance unmanned aerial drone target systems used to test weapon systems and to train the warfighter, and a provider of high performance unmanned combat aerial systems for force multiplication and amplification. We are also an industry leader in satellite communications, microwave electronics, cyber security/warfare, missile defense and combat systems. We have primarily an engineering and technically oriented work force of approximately 2,800 with a significant number holding national security clearances. Substantially all of our work is performed on a military base, in a secure facility or at a critical infrastructure location. Our primary end customers are National Security related agencies. We believe that our technology, intellectual property, proprietary products and designed-in positions on our customers’ platforms and systems is a competitive advantage and high barrier to entry into our markets. Our entire organization is focused on executing our strategy of becoming the leading technology and intellectual property based company in our industry.

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

Discontinued Operations

On August 21, 2015, we completed the sale of the U.S. and U.K. operations of our Electronic Products Division to Ultra Electronics Holdings plc (“Ultra”), a public limited company formed under the laws of England and Wales and traded on the London Stock Exchange, and Ultra Electronics Defense Inc. (the “Buyer”), a Delaware corporation ultimately owned by Ultra (the “Transaction”). Pursuant to the terms of that certain Stock Purchase Agreement dated May 31, 2015, by and among the Company, Ultra and the Buyer (the “Purchase Agreement”), the Company sold to the Buyer all of the issued and outstanding capital stock of its wholly owned subsidiary Herley Industries, Inc. (“Herley”) and certain of Herley’s subsidiaries, including Herley-CTI, Inc., EW Simulation Technology, Ltd. and Stapor Research, Inc. (collectively, the “Herley Entities”), for $260.0 million in cash plus $5.0 million for taxes incurred as part of the Transaction, less a $2.0 million escrow to satisfy any purchase price adjustments, and an estimated working capital adjustment of $8.3 million. The Purchase Agreement also contained certain non-compete and indemnification provisions. Under the Purchase Agreement, we entered into an agreement to indemnify the Buyer for any pre-acquisition tax liabilities.  As a result of this arrangement, we recorded amounts that have historically been classified as unrecognized tax benefits into other long-term liabilities. We also agreed to indemnify Ultra for pre-existing environmental conditions for a period of five years from the closing date, with a maximum indemnification payment of $34.0 million. We do not believe payments will be required under the environmental indemnification provision, and the assessment of the fair value is immaterial. Under the terms of the Purchase Agreement, a joint 338(h)(10) election has been made for income tax purposes, providing a “step up” in tax basis to Ultra. We incurred approximately $11.5 million in transaction-related costs. The gain on sale of $80.8 million is subject to changes in the indemnification obligations. In accordance with Accounting Standards Codification (“ASC”) 360-10-45-9, Property, Plant, and Equipment (Topic 360) and ASC 205-20-45-3 Presentation of Financial Statements (Topic 205), the Herley Entities are reported in discontinued operations in the accompanying condensed consolidated financial statements for all periods presented.

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

In November 2015, we settled the working capital adjustment with Ultra at $8.1 million, and the net cash position at closing, resulting in a net payment to us of $2.7 million. This represented a payment from escrow to us of $2.0 million, as well as a payment from Ultra to us of $0.7 million, reflecting the difference in the estimated working capital and actual working capital and the net cash position at the close of the Transaction. In January 2016, Ultra reimbursed us the $5.0 million maximum for taxes incurred as part of the Transaction.

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

Key Financial Statement Concepts

There have been no changes to our key financial statement concepts for the three months ended June 26, 2016. For a complete description of our business and a discussion of our critical accounting matters, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Form 10-K.

Comparison of Results for the Three Months Ended June 26, 2016 to the Three Months Ended June 28, 2015

Revenues.  Revenues by operating segment for the three months ended June 26, 2016 and June 28, 2015 are as follows (dollars in millions):

	June 26, 2016	June 28, 2015	$ change	% change
Kratos Government Solutions
Service revenues	$57.8	$53.3	$4.5	8.4%
Product sales	62.2	53.8	8.4	15.6%
Total Kratos Government Solutions	120.0	107.1	12.9	12.0%
Public Safety & Security Service revenues	30.4	35.5	(5.1)	(14.4)%
Unmanned Systems Product sales	17.8	17.9	(0.1)	(0.6)%
Total revenues	$168.2	$160.5	$7.7

Total service revenues	$88.2	$88.8	$(0.6)	(0.7)%
Total product sales	80.0	71.7	8.3	11.6%
Total revenues	$168.2	$160.5	$7.7	4.8%

Revenues increased $7.7 million to $168.2 million for the three months ended June 26, 2016 from $160.5 million for the three months ended June 28, 2015. The increase in revenues was primarily due to increased work in our satellite communications, ballistic missile targets and training businesses within our KGS segment, partially offset by a decline in our PSS business revenue of $5.1 million due to the wind-down of certain security installation projects and due to the Company’s change in strategic direction for the PSS business, whereby the Company will seek to capture higher margin work and only selectively bid on larger security integration projects that traditionally generate lower margins. Revenues in our US segment decreased slightly due to a decrease in shipments of certain of our aerial target products.

Product sales increased $8.3 million to $80.0 million for the three months ended June 26, 2016 from $71.7 million for the three months ended June 28, 2015, primarily as a result of an increase in product shipments in our KGS segment. As a percentage of total revenue, product sales were 47.6% for the three months ended June 26, 2016 as compared to 44.7% for the three months ended June 28, 2015. Service revenues decreased by $0.6 million to $88.2 million for the three months ended June 26, 2016 from $88.8 million for the three months ended June 28, 2015. The decrease was primarily related to the change in strategic direction in our PSS segment, partially offset by an increase in service revenue in our KGS segment.

Cost of Revenues.  Cost of revenues increased $3.4 million to $123.0 million for the three months ended June 26, 2016 from $119.6 million for the three months ended June 28, 2015. The increase in cost of revenues was primarily a result of the revenue changes discussed above.

Gross margin increased to 26.9% for the three months ended June 26, 2016 from 25.5% for the three months ended June 28, 2015. Margins on services increased to 27.0% for the three months ended June 26, 2016 from 24.4% for the three months ended June 28, 2015, due primarily to a more favorable mix of revenues. Margins on products were 26.8% for the three months ended June 26, 2016 and June 28, 2015. Margins in the KGS segment increased to 27.2% for the three months ended June 26, 2016 from 26.1% for the three months ended June 28, 2015, primarily as a result of a more favorable mix of revenues. Margins in the US segment increased to 23.0% for the three months ended June 26, 2016 from 21.8% for the three months ended June 28, 2015, primarily due to a more favorable mix of products produced and shipped during the three months ended June 26, 2016. Margins in the PSS segment increased to 27.6% for the three months ended June 26, 2016 from 25.4% for the three months ended June 28, 2015, due primarily to the change in strategic focus to smaller, higher margin projects.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expense was $36.4 million for the three months ended June 26, 2016 and $40.3 million for the three months ended June 28, 2015. As a percentage of revenues, SG&A decreased to 21.6% at June 26, 2016 from 25.1% at June 28, 2015, which is primarily due to the increase in revenue discussed above and a $1.0 million decrease in amortization of intangibles, as well as due to cost reduction actions that we took in the first quarter of 2016.

Research and Development (“R&D”) Expenses.  R&D expenses were $4.0 million for the three months ended June 26, 2016 and $4.3 million for the three months ended June 28, 2015. As a percentage of revenues, R&D decreased to 2.4% for the three months ended June 26, 2016 from 2.7% of revenues in the three months ended June 28, 2015. R&D expenditures are primarily related to investments we are making in conjunction with our customers, with the objectives of the Company’s products being the new platform for or “designed-in” to certain new long-term program opportunities and the Company owning certain intellectual property rights for products that support these programs as well as technology upgrades and refresh activities that are necessary for the next generation of our existing product lines.

Unused Office Space, Restructuring Expenses, and Other. The expense of $4.8 million for the three months ended June 26, 2016 was primarily due to a $4.7 million charge that was recorded in the Company’s modular systems business as a result of the closure of one of its manufacturing facilities and the exit from certain lower margin product business lines in the second quarter of 2016. The restructuring charges were comprised of an impairment charge of $3.4 million related to fixed and intangible assets and a $1.3 million charge for excess facility costs. There were no similar expenses in the three months ended June 28, 2015.

Other Expense, Net.  Other expense, net, decreased to $8.5 million from $9.9 million for the three months ended June 26, 2016 and June 28, 2015, respectively. The decrease in expense of $1.4 million is primarily related to foreign currency transaction gains in the second quarter of 2016 as compared to foreign currency transaction losses in the second quarter of 2015.

Provision for Income Taxes.  Income tax expense for the three months ended June 26, 2016 and June 28, 2015 was $1.8 million and $2.3 million, respectively. For the three months ended June 26, 2016 and June 28, 2015, the expense was primarily a function of the estimated effective tax rate for the year. The estimated effective tax rate is driven by estimated foreign taxes, estimated federal and state taxes, permanent book/tax differences, tax amortization of intangible assets that have an indefinite life under GAAP and the projected income or loss for the year.

 Income (Loss) from Discontinued Operations. The sale of the Herley Entities occurred on August 21, 2015, and therefore the second quarter of fiscal 2015 reflects a full quarter’s operating results for the comparable prior year, which resulted in net income from discontinued operations of $0.9 million for the three months ended June 28, 2015.

Comparison of Results for the Six Months Ended June 26, 2016 to the Six Months Ended June 28, 2015

Revenues.  Revenues by operating segment for the six months ended June 26, 2016 and June 28, 2015 are as follows (dollars in millions):

	June 26, 2016	June 28, 2015	$ change	% change
Kratos Government Solutions
Service revenues	$110.2	$103.1	$7.1	6.9%
Product sales	118.4	111.0	7.4	6.7%
Total Kratos Government Solutions	228.6	214.1	14.5	6.8%
Public Safety & Security Service revenues	60.6	73.0	(12.4)	(17.0)%
Unmanned Systems Product sales	32.0	30.3	1.7	5.6%
Total revenues	$321.2	$317.4	$3.8

Total service revenues	$170.8	$176.1	$(5.3)	(3.0)%
Total product sales	150.4	141.3	9.1	6.4%
Total revenues	$321.2	$317.4	$3.8	1.2%

Revenues increased $3.8 million to $321.2 million for the six months ended June 26, 2016 from $317.4 million for the six months ended June 28, 2015. The increase in revenues was primarily due to increased work in our satellite communications, microwave products, ballistic missile targets and training businesses within our KGS segment, partially offset by a decline in our PSS business revenue of $12.4 million due to the wind-down of certain security installation projects and due to the Company’s change in strategic direction for the PSS business, whereby the Company will seek to capture higher margin work and only selectively bid on larger security integration projects that traditionally generate lower margins. Revenues in our US segment increased due to an increase in shipments of certain of our aerial target products.

Product sales increased $9.1 million to $150.4 million for the six months ended June 26, 2016 from $141.3 million for the six months ended June 28, 2015, primarily as a result of an increase in product shipments in our KGS segment. As a percentage of total revenue, product sales were 46.8% for the six months ended June 26, 2016 as compared to 44.5% for the six months ended June 28, 2015. Service revenues decreased by $5.3 million to $170.8 million for the six months ended June 26, 2016 from $176.1 million for the six months ended June 28, 2015. The decrease was primarily related to the change in strategic direction in our PSS segment.

Cost of Revenues.  Cost of revenues increased $1.9 million to $240.1 million for the six months ended June 26, 2016 from $238.2 million for the six months ended June 28, 2015. The increase in cost of revenues was primarily a result of the revenue changes discussed above.

Gross margin increased to 25.2% for the six months ended June 26, 2016 from 25.0% for the six months ended June 28, 2015. Margins on services increased to 27.0% for the six months ended June 26, 2016 from 24.4% for the six months ended June 28, 2015, due primarily to a more favorable mix of revenues. Margins on products decreased to 23.3% for the six months ended June 26, 2016 from 25.6% for the six months ended June 28, 2015, primarily due to the mix of products shipped. Margins in the KGS segment were 25.5% for the six months ended June 26, 2016 and June 28, 2015. Margins in the US segment decreased to 18.4% for the six months ended June 26, 2016 from 19.1% for the six months ended June 28, 2015, primarily due to a less favorable mix of products produced and shipped during the six months ended June 26, 2016. Margins in the PSS segment increased to 27.7% for the six months ended June 26, 2016 from 25.9% for the six months ended June 28, 2015, due primarily to the change in strategic focus to smaller, higher margin projects.

SG&A Expenses.  SG&A expense was $74.1 million for the six months ended June 26, 2016 and $77.7 million for the six months ended June 28, 2015. As a percentage of revenues, SG&A decreased to 23.1% at June 26, 2016 from 24.5% at June 28, 2015, which is primarily due to the increase in revenue discussed above and a $2.0 million decrease in amortization of intangibles, as well as due to the impact of cost reduction actions we took in the first quarter of 2016.

R&D Expenses.  R&D expenses were $6.9 million for the six months ended June 26, 2016 and $8.2 million for the six months ended June 28, 2015. As a percentage of revenues, R&D decreased to 2.1% for the six months ended June 26, 2016 from 2.6% of revenues in the six months ended June 28, 2015. R&D expenditures are primarily related to investments we are making in conjunction with our customers, with the objectives of the Company’s products being the new platform for or “designed-in” to certain new long-term program opportunities and the Company owning certain intellectual property rights for products that support these programs as well as technology upgrades and refresh activities that are necessary for the next generation of our existing product lines.

Unused Office Space, Restructuring Expenses, and Other. The expense of $10.3 million for the six months ended June 26, 2016 was primarily due to a $7.7 million charge that was recorded in the Company’s modular systems business as a result of the closure of one of its manufacturing facilities and the exit from certain lower margin product business lines, a $1.9 million charge related to a litigation settlement of a contract dispute in our PSS business during the first quarter of 2016, and employee termination costs related to personnel reduction actions taken in the first quarter of 2016. The restructuring charge recorded in our modular systems business was comprised of $3.4 million related to fixed and intangible assets, $3.0 million related to exited product lines and $1.3 million related to excess facilities. The expense of $0.9 million for the six months ended June 28, 2015 was primarily due to employee termination costs related to personnel reduction actions taken during the first quarter of 2015.

Other Expense, Net.  Other expense, net, decreased to $16.9 million from $18.6 million for the six months ended June 26, 2016 and June 28, 2015, respectively. The decrease in expense of $1.7 million is primarily related to foreign currency transaction gains in the six months ended June 26, 2016 as compared to foreign currency transaction losses for the six months ended June 28, 2015.

Provision for Income Taxes.  Income tax expense for the six months ended June 26, 2016 and June 28, 2015 was $5.4 million and $4.2 million, respectively. For the six months ended June 26, 2016 and June 28, 2015, the expense was primarily a function of the estimated effective tax rate for the year. The estimated effective tax rate is driven by estimated foreign taxes, estimated federal and state taxes, permanent book/tax differences, tax amortization of intangible assets that have an indefinite life under GAAP and the projected income or loss for the year. The income tax expense for the six months ended June 26, 2016 includes a discrete tax expense of $1.7 million related to an increase in uncertain tax positions.

 Income (Loss) from Discontinued Operations. The sale of the Herley Entities occurred on August 21, 2015, and therefore the second quarter of fiscal 2015 reflects two full quarter’s operating results for the comparable prior year, which resulted in a net loss from discontinued operations of $0.9 million for the six months ended June 28, 2015.

Backlog

As of June 26, 2016 and June 28, 2015, our backlog was approximately $874.6 million and $953.5 million, respectively, of which $542.3 million was funded in 2016 and $554.2 million was funded in 2015. Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Our funded backlog does not include the full potential value of our contracts because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly or quarterly basis even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriation and the procuring agency allocates funding to the contract.

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

Liquidity and Capital Resources

As of June 26, 2016, we had cash and cash equivalents of $17.6 million compared with cash and cash equivalents of $28.5 million as of December 27, 2015, which includes $8.5 million and $10.8 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds; however, earnings of these foreign subsidiaries are considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. they could be repatriated, and their repatriation into the U.S. may cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional U.S. income taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated. We do not currently intend to repatriate these earnings.

Our total debt, including capital lease obligations, principal due on our Notes, and other term debt increased from $445.1 million at December 27, 2015 to $445.7 million at June 26, 2016, due to the amortization of the discount on our Notes and the amortization of deferred financing costs, partially offset by the principal payment required on our ten-year term loan with a bank in Israel.

Our operating cash flow is used to finance trade accounts receivable, inventory, capital expenditures, support ongoing operations, fund investments for new products and offerings, service our debt and make strategic acquisitions. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our Days Sales Outstanding (“DSOs”) have increased from 106 days at December 27, 2015 to 114 days as of June 26, 2016, primarily as a result of certain contractual billing milestones that have not yet been attained, such as equipment shipments and deliveries on certain products, and for certain flight requirements that must be fulfilled on certain aerial target programs, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time. In addition, during the first quarter we invoiced sizable advanced billings on certain contracts for which work has not yet commenced or has recently commenced and therefore expected revenue has not yet been earned or recorded, which resulted in an increase to our DSOs. As work is performed and revenue is earned and recorded on these projects, we expect DSOs to reduce in the next few quarters. The challenging DoD budgetary environment described above, which has in certain instances caused delays in obtaining funding necessary to proceed with payments, has impacted our DSOs as well.

A summary of our net cash used in operating activities from continuing operations, investing activities, and financing activities and our cash flows from discontinued operations from our condensed consolidated statements of cash flows is as follows (in millions):

	Six Months Ended
	June 26, 2016	June 28, 2015
Net cash used in operating activities from continuing operations	$(12.4)	$(15.1)
Net cash provided by (used in) investing activities	(3.5)	0.4
Net cash provided by financing activities from continuing operations	0.5	0.4
Net operating cash flows of discontinued operations	0.1	3.5
Net investing cash flows of discontinued operations	4.5	(0.5)

Net cash used in operating activities from continuing operations for the six months ended June 26, 2016 and June 28, 2015 was negatively impacted by our net loss and changes in working capital accounts.

 Net cash used in investing activities for the six months ended June 26, 2016 is comprised of capital expenditures, which consist primarily of investment in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business. Net cash provided by investing activities for the six months ended June 28, 2015 is primarily driven by a reduction in our restricted cash balances, partially offset by capital expenditures.

Net cash provided by financing activities from continuing operations for the six months ended June 26, 2016 and June 28, 2015 was primarily proceeds from our employee stock purchase plan.

The investing cash flow from discontinued operations for the six months ended June 26, 2016 reflects cash provided of $4.5 million, primarily related to the reimbursement of taxes related to the Transaction. The operating cash flow from discontinued operations for the six month period ended June 28, 2015 is substantially related to Herley and the Herley Entities, which have been reported in discontinued operations. The investing cash flow from discontinued operations for the six months ended June 28, 2015 reflects cash used of $0.5 million, which is related to capital expenditures of the Herley Entities, which have been reported in discontinued operations.

Contractual Obligations and Commitments

7.00% Senior Secured Notes due 2019

In May 2014, we refinanced our $625.0 million 10% Senior Secured Notes due in 2017 (the “10% Notes”) with $625.0 million of newly issued Notes. The net proceeds from the issuance of the Notes was $618.5 million after an original issue discount of $6.5 million. We incurred debt issuance costs of $8.8 million associated with the new Notes. We utilized the net proceeds from the Notes, a $41.0 million draw on our Credit Agreement discussed below, as well as cash from operations to extinguish the 10% Notes. The total reacquisition price of the 10% Notes was $661.5 million including a $31.2 million early termination fee, the write-off of $15.5 million of unamortized issue costs, $12.9 million of unamortized premium, along with $5.3 million of additional interest while in escrow, which resulted in a loss on extinguishment of $39.1 million.

We completed the offering of the Notes in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Act”). The Notes are governed by the Indenture among us, the Subsidiary Guarantors and Wilmington Trust, National Association, as Trustee and Collateral Agent. A Subsidiary Guarantor can be released from its guarantee (a) if all of the Capital Stock (as defined by the Indenture) issued by such Subsidiary Guarantor or all or substantially all of the assets of such Subsidiary Guarantor are sold or otherwise disposed of; (b) if we designate such Subsidiary Guarantor as an Unrestricted Subsidiary (as defined by the Indenture); (c) if we exercised our legal defeasance option or our covenant defeasance option; or (d) upon satisfaction and discharge of the Indenture or payment in full in cash of the principal of, premium, if any, and accrued and unpaid interest.

The holders of the Notes have a first priority lien on substantially all of our assets and the assets of the Subsidiary Guarantors, except with respect to accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property), on which the holders of the Notes have a second priority lien junior to our $110.0 million Credit Agreement.

We pay interest on the Notes semi-annually, in arrears, on May 15 and November 15 of each year. The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of June 26, 2016, we were in compliance with the covenants contained in the Indenture governing the Notes.

We may redeem some or all of the Notes at 105.25% of the aggregate principal amount of such Notes through May 15, 2017, 102.625% of the aggregate principal amount of such Notes if redeemed on or after May 16, 2017 but on or before May 15, 2018 and 100% of the aggregate principal amount of such Notes if redeemed on or after May 16, 2018, plus accrued and unpaid interest to the date of redemption.

On October 16, 2014, we exchanged the outstanding Notes for an equal amount of new Notes that have been registered under the Act. The terms of the Notes issued in the exchange offer are identical in all material respects to the terms of the Notes, except the Notes issued in the exchange offer have been registered under the Act.

The terms of the Indenture require that the net cash proceeds from asset dispositions be utilized, as applicable, to (i) repay or prepay amounts outstanding under our Credit Agreement unless such amounts are reinvested in similar collateral, (ii)

make an investment in assets that replace the collateral of the Notes or (iii) a combination of both (i) and (ii). To the extent there are any remaining net proceeds from the asset disposition after application of (i), (ii) and (iii), such amounts are required to be utilized to repurchase Notes at par after 360 days following the asset disposition.

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

As of June 26, 2016, we have reinvested all net proceeds remaining after the repurchase of the $175.0 million of Notes in replacement collateral under the Indenture within 360 days following the asset disposition.

As of June 26, 2016, there was $450.0 million in Notes outstanding.

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

The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, and investments, and limits on other various payments, as well as a financial covenant relating to a minimum fixed charge coverage ratio of 1.15:1 (as modified per the Third Amendment and the Fourth Amendment, as defined and discussed below). Events of default under the terms of the Credit Agreement include, but are not limited to: our failure to pay any principal of any loans in full when due and payable; our failure to pay any interest on any loan or any fee or other amount payable under the Credit Agreement within three business days after the date when due and payable; our failure or the failure of any of our subsidiaries to comply with certain covenants and agreements, subject to applicable grace periods and/or notice requirements; or any representation, warranty or statement made in or pursuant to the Credit Agreement or any related writing or any other material information furnished by us or any of our subsidiaries to the Agent or the lenders shall prove to be false or erroneous; and the occurrence of an event or condition having or reasonably likely to have a material adverse effect, which includes a material adverse effect on the business, operations, condition (financial or otherwise) or our prospects or our ability to repay our obligations. Where an event of default arises from certain bankruptcy events, the commitments shall automatically and immediately terminate and the principal of, and interest then outstanding on, all of the loans shall become immediately due and payable. Subject to certain notice requirements and other conditions, upon the occurrence of an event of default, including the occurrence of a condition having or reasonably likely to have a material adverse effect, commitments may be terminated and the principal of, and interest then outstanding on, all of the loans may become immediately due and payable. At June 26, 2016, no event of default had occurred and we believed that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Credit Agreement, had not occurred and the likelihood of such events or conditions occurring was remote.

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

On May 31, 2015, we entered into a third amendment (the “Third Amendment”) to the Credit Agreement. Under the terms of the Third Amendment, the definitions of certain terms of the Credit Agreement were modified, the disposition of the Herley Entities was approved by the lenders, a minimum $175.0 million repurchase of the Notes by the Company was required, and the payment in full of the outstanding balance of the Credit Agreement was required upon consummation of the sale of the Herley Entities. Additionally, the measurement of the fixed charge coverage ratio of 1.15:1 was modified as follows: (i) the fixed charge coverage ratio will not be measured as of the end of any quarterly reporting period ending after June 30, 2015, if on such date (a) there are no outstanding revolving loans or swingline loans and (b) the aggregate amount outstanding under letters of credit is less than or equal to $17.0 million, and (ii) as to any subsequent quarterly reporting period ending after June 30, 2015, and not covered by (i) above, a fixed charge coverage ratio of at least 1.05:1 must be maintained if the percentage of (a) outstanding revolving loans plus the sum of the outstanding swingline loans and outstanding letters of credit that are in excess of $17.0 million, to (b) the revolving credit commitment, minus the Herley Disposition Proceeds Reinvestment Reserve, as defined below, is greater than 0.00% but less than 15.00% or a fixed charge coverage ratio of at least 1.10:1 must be maintained if the aforementioned percentage is equal to or greater than 15.00% but less than 25.00%. In all other instances, a fixed charge coverage ratio of at least 1.15:1 must be maintained. For purposes of computing the fixed charge coverage ratio, consolidated interest expense in connection with the repurchase of Notes with proceeds from the sale of the Herley Entities shall be deemed to have occurred on the first day of the most recently completed four quarterly reporting periods prior to the sale.

The terms of the Third Amendment also included the establishment of a reserve (the “Herley Disposition Proceeds Reinvestment Reserve”) that reduced the maximum $110.0 million total borrowing base on the Credit Agreement. With the sale of the Herley Entities, a $50.8 million reserve was established based upon the collateral carrying value under the Credit Agreement of the Herley Entities disposed. The reserve and therefore the maximum borrowing base were adjusted monthly for the subsequent cumulative reinvestment in similar collateral assets over a period not to have exceeded 360 days from the date of sale of the Herley Entities. As of June 26, 2016, there was no reserve on the maximum borrowings, resulting from a cumulative reinvestment in similar collateral assets since the sale of the Herley Entities in excess of the $50.8 million reserve established at the date of the sale of the Herley Entities. We made investments in assets that replaced the collateral, which reinstated the maximum facility to the full $110.0 million as of the end of the first quarter of 2016.

On August 19, 2015, we entered into a fourth amendment (the “Fourth Amendment”) to the Credit Agreement. Among other things, the Fourth Amendment provides for a modification of the Third Amendment as it relates to when the minimum fixed charge coverage ratio will be measured based upon our outstanding borrowings. Outstanding borrowings for purposes of computing the applicable minimum fixed charge coverage ratio exclude any letter of credit exposure outstanding of up to $17.0 million plus the amount of letters of credit outstanding for the divested Herley Entities for which a cash deposit has been placed in escrow by the Buyer to cover the amount of such outstanding letters of credit, should the letters of credit be pulled.

As of June 26, 2016, there were no borrowings outstanding on the Credit Agreement and $13.0 million was outstanding on letters of credit, resulting in net borrowing base availability of $48.4 million. We were in compliance with the financial covenants as of June 26, 2016.

Debt Acquired in Acquisition

 We assumed a $10.0 million ten-year term loan with a bank in Israel entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of June 26, 2016 was $2.2 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants, including a minimum net equity covenant as defined in the loan agreement. We were in compliance with the financial covenants contained in the loan agreement as of June 26, 2016.

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

Critical Accounting Principles and Estimates

The foregoing discussion of our financial condition and results of operations is based on the condensed consolidated financial statements included in this Quarterly Report. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and the related disclosures of contingencies. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

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

Our cash and cash equivalents as of June 26, 2016 were $17.6 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on our net loss for the six months ended June 26, 2016.

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 26, 2016.

Changes in Internal Control Over Financial Reporting

We operate under the COSO (Committee of Sponsoring Organizations) 2013 Framework. There was no change in our internal control over financial reporting during the three months ended June 26, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

 None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
2.1#†	Stock Purchase Agreement, dated May 31, 2015, among Kratos Defense & Security Solutions, Inc., Herley Industries, Inc., Ultra Electronics Defense Inc. and Ultra Electronics Holdings plc.	10-Q	08/06/2015 (001-34460)	2.4
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	11/13/2001 (0-27231)	4.1
3.2	Certificate of Ownership and Merger of Kratos Defense & Security Solutions, Inc. into Wireless Facilities, Inc.	8-K	09/14/2007 (0-27231)	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	11/3/2009 (0-27231)	3.1
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock.	10-Q	11/13/2001 (0-27231)	4.2
3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (included as Exhibit A to the Preferred Stock Purchase Agreement dated as of May 16, 2002 among the Company, Meritech Capital Partners II L.P., Meritech Capital Affiliates II L.P., MCB Entrepreneur Partners II L.P., Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, Limited Partnership, Oak Investment Partners IX, L.P., Oak Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., and the KLS Trust dated July 14, 1999).	8-K/A	06/5/2002 (000-27231)	4.1
3.6	Certificate of Designation of the Series C Preferred Stock.	8-K	12/17/2004 (0-27231)	3.1
3.7	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc.	8-K	03/15/2011 (0-27231)	3.1
3.8	Amendment to the Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc.	10-Q	11/07/2014 (001-34460)	3.8
4.1	Specimen Stock Certificate.	10-K	03/02/2011 (001-34460)	4.1
4.2	Indenture, dated as of May 14, 2014, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent (including the Form of 7.00% Senior Secured Notes due 2019).	8-K	05/15/2014 (001-34460)	4.1
4.3	Registration Rights Agreement, dated as of May 14, 2014, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors party thereto, and SunTrust Robinson Humphrey, Inc., as Representative of the Initial Purchasers.	8-K	05/15/2014 (001-34460)	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.				*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.				*
101
Financial statements from the Quarterly Report on Form 10-Q of Kratos Defense & Security Solutions, Inc. for the quarter ended June 26, 2016 formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Notes to the Condensed Consolidated Financial Statements.
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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ MARIA CERVANTES DE BURGREEN, CPA
Maria Cervantes de Burgreen
Vice President and Corporate Controller
(Principal Accounting Officer)
Date:	August 4, 2016