Form 10-Q
period 2016-09-25
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2016-11-02
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 25, 2016

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

As of October 28, 2016, 60,516,717 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 2016

INDEX

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets at September 25, 2016 and December 27, 2015 (unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 25, 2016 and September 27, 2015 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 25, 2016 and September 27, 2015 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	39

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Mine Safety Disclosures	40

Item 5.	Other Information	40

Item 6.	Exhibits	41

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)
 (Unaudited)

	September 25, 2016	December 27, 2015
Assets
Current assets:
Cash and cash equivalents	$20.5	$28.5
Restricted cash	0.7	0.7
Accounts receivable, net	208.0	206.8
Inventoried costs	58.5	55.6
Prepaid expenses	11.1	10.6
Other current assets	9.7	18.2
Assets held for sale	1.9	—
Total current assets	310.4	320.4
Property, plant and equipment, net	47.3	56.2
Goodwill	483.4	483.4
Intangible assets, net	26.9	36.5
Other assets	7.9	6.8
Total assets	$875.9	$903.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$47.2	$48.3
Accrued expenses	45.1	33.1
Accrued compensation	32.9	36.8
Accrued interest	11.7	3.9
Billings in excess of costs and earnings on uncompleted contracts	42.5	42.3
Other current liabilities	6.2	6.1
Current liabilities of discontinued operations	1.8	1.9
Total current liabilities	187.4	172.4
Long-term debt, net of current portion	445.0	444.1
Other long-term liabilities	35.7	28.5
Non-current liabilities of discontinued operations	3.7	4.1
Total liabilities	671.8	649.1
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares outstanding at September 25, 2016 and December 27, 2015	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 60,516,717 and 59,139,651 shares issued and outstanding at September 25, 2016 and December 27, 2015, respectively	—	—
Additional paid-in capital	879.5	873.2
Accumulated other comprehensive loss	(1.6)	(1.4)
Accumulated deficit	(673.8)	(617.6)
Total stockholders’ equity	204.1	254.2
Total liabilities and stockholders’ equity	$875.9	$903.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Service revenues	$87.2	$87.4	$258.0	$263.5
Product sales	78.2	74.3	228.6	216.1
Total revenues	165.4	161.7	486.6	479.6
Cost of service revenues	64.7	65.4	189.4	198.5
Cost of product sales	74.8	55.9	190.2	161.5
Total costs	139.5	121.3	379.6	360.0
Gross profit	25.9	40.4	107.0	119.6
Selling, general and administrative expenses	35.5	34.9	109.6	112.6
Research and development expenses	3.2	3.5	10.1	11.7
Unused office space, restructuring expenses, and other	0.2	0.4	10.5	1.3
Operating income (loss) from continuing operations	(13.0)	1.6	(23.2)	(6.0)
Other income (expense):
Interest expense, net	(8.7)	(9.5)	(26.1)	(27.3)
Loss on extinguishment of debt	—	(3.4)	—	(3.4)
Other income (expense), net	0.1	0.3	0.6	(0.6)
Total other expense, net	(8.6)	(12.6)	(25.5)	(31.3)
Loss from continuing operations before income taxes	(21.6)	(11.0)	(48.7)	(37.3)
Provision (benefit) for income taxes from continuing operations	1.9	(15.3)	7.3	(11.1)
Income (loss) from continuing operations	(23.5)	4.3	(56.0)	(26.2)
Discontinued operations (Note 2)
Income (loss) from operations of discontinued component (including gain on disposal of $80.3 million for the three and nine months ended September 27, 2015)	(0.1)	77.0	(0.1)	75.0
Income tax expense	—	(26.2)	(0.1)	(25.0)
Income (loss) from discontinued operations	(0.1)	50.8	(0.2)	50.0
Net income (loss)	$(23.6)	$55.1	$(56.2)	$23.8
Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.39)	$0.07	$(0.93)	$(0.45)
Income (loss) from discontinued operations	—	0.86	(0.01)	0.85
Net income (loss) per common share	$(0.39)	$0.93	$(0.94)	$0.40
Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.39)	$0.07	$(0.93)	$(0.45)
Income (loss) from discontinued operations	—	0.85	(0.01)	0.85
Net income (loss) per common share	$(0.39)	$0.92	$(0.94)	$0.40
Weighted average common shares outstanding:
Basic	60.5	59.0	60.0	58.6
Diluted	60.5	60.0	60.0	58.6
Comprehensive Income (Loss)
Net income (loss) (from above)	$(23.6)	$55.1	$(56.2)	$23.8
Change in cumulative translation adjustment	(0.1)	0.1	(0.2)	0.2
Comprehensive income (loss)	$(23.7)	$55.2	$(56.4)	$24.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	September 25, 2016	September 27, 2015
Operating activities:
Net income (loss)	$(56.2)	$23.8
Income (loss) from discontinued operations	0.2	(50.0)
Loss from continuing operations	(56.0)	(26.2)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	17.3	19.5
Stock-based compensation	4.2	5.5
Deferred income taxes	3.2	3.3
Amortization of deferred financing costs	1.2	1.5
Amortization of discount on Senior Secured Notes	0.7	0.9
Loss on extinguishment of debt	—	3.4
Non-cash income tax benefit	—	(16.1)
Provision for doubtful accounts	0.3	0.5
Litigation related charges	1.7	—
Provision for non-cash restructuring charges	7.7	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(3.3)	22.3
Inventoried costs	(8.5)	(9.5)
Prepaid expenses and other assets	2.0	(4.0)
Accounts payable	(1.4)	(17.0)
Accrued compensation	(3.9)	(11.2)
Accrued expenses	11.9	(6.1)
Advance payments received on contracts	2.7	2.3
Accrued interest	7.8	9.4
Billings in excess of costs and earnings on uncompleted contracts	0.3	(0.3)
Income tax receivable and payable	0.8	0.3
Other liabilities	2.6	(1.9)
Net cash used in operating activities from continuing operations	(8.7)	(23.4)
Investing activities:
Change in restricted cash	0.1	4.7
Capital expenditures	(5.1)	(8.1)
Proceeds from sale of assets	—	0.9
Net cash used in investing activities from continuing operations	(5.0)	(2.5)
Financing activities:
Extinguishment of long-term debt	—	(175.0)
Repayment of debt	(0.8)	(41.7)
Proceeds from exercise of restricted stock units, employee stock options, and employee stock purchase plan	2.1	4.0
Deferred acquisition payments	—	(0.7)
Other	—	(0.5)
Net cash provided by (used in) financing activities from continuing operations	1.3	(213.9)
Net cash flows of continuing operations	(12.4)	(239.8)
Net operating cash flows of discontinued operations	0.1	1.9
Net investing cash flows of discontinued operations	4.3	240.3
Effect of exchange rate changes on cash and cash equivalents	—	(0.1)
Net increase (decrease) in cash and cash equivalents	(8.0)	2.3
Cash and cash equivalents at beginning of period	28.5	33.5
Cash and cash equivalents at end of period	$20.5	$35.8

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

 The information as of September 25, 2016 and for the three and nine months ended September 25, 2016 and September 27, 2015 is unaudited. The condensed consolidated balance sheet as of December 27, 2015 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 27, 2015, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2015, filed with the U.S. Securities and Exchange Commission on March 11, 2016 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.
The Company classifies assets and liabilities as held for sale (“disposal group”) when management, having the authority to approve the action, commits to a plan to sell the disposal group, the sale is probable within one year, and the disposal group is available for immediate sale in its present condition. The Company also considers whether an active program to locate a buyer has been initiated, whether the disposal group is marketed actively for sale at a price that is reasonable in relation to its current fair value, and whether actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn.
Assets held for sale in the Condensed Consolidated Balance Sheet consists of the Walterboro building facility, reported within the KGS segment with a carrying value of $1.9 million, which has been classified as held for sale due to the closure of the manufacturing facility in South Carolina.  At the time of classifying the building as held for sale and at the end of each reporting period, the Company compares the carrying value of the building to estimates of fair value less costs to sell to assess for impairment utilizing the assistance of third-party broker opinions of value to assist in our fair value estimates; no impairment indicators were identified.  Classification as held for sale began on the date that the Company met all of the criteria for classification as held for sale, and there are no other assets of liabilities that are associated with the facility.

As discussed in Note 2 - Discontinued Operations, the amounts in these condensed consolidated financial statements reflect the August 21, 2015 disposition of the Company’s 100% owned subsidiary Herley Industries, Inc. (“Herley”) and certain of Herley’s subsidiaries, including Herley-CTI, Inc., EW Simulation Technology, Ltd. and Stapor Research, Inc. (collectively with Herley, the “Herley Entities”) as discontinued operations.

(b)	Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries for which all inter-company transactions have been eliminated in consolidation.

(c)	Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year, with interim fiscal periods ending on the last Sunday of each calendar quarter. The three and nine month periods ended September 25, 2016 and September 27, 2015 consisted of 13-week periods. There are 52 calendar weeks in the fiscal years ending on December 25, 2016 and December 27, 2015.

(d)    Accounting Estimates

There have been no significant changes in the Company’s accounting estimates for the three and nine months ended September 25, 2016 as compared to the accounting estimates described in the Form 10-K. On July 8, 2016, the Company was awarded a competitive, $40.8 million single award, cost-share contract by the Air Force Research Laboratory for the Low-Cost Attritable Strike Unmanned Aerial System Demonstration (“LCASD”). Under the terms of this contract, the Company will receive $7.3 million in government funding, and will invest approximately $33.5 million over the 30 month period of performance. The Company’s investment will include the production of two Company-owned air vehicles, production tooling equipment for future manufacture, related launch, and other equipment. The Company expects to capitalize that portion of the investment related to the assets that it will retain as fixed assets, which it currently estimates will be approximately $14.2 million. The amount that the Company expects to incur that is not expected to be capitalized and will be recorded as contract costs over the period of performance is a total estimated cost of $26.0 million. $18.7 million was recorded as a provision for loss on contract within cost of product sales with a remaining accrual of $16.6 million included in accrued expenses at September 25, 2016. Adjustments to the original estimate of total contract costs will be evaluated as work progresses under the contract. Revisions in estimated total contract costs, including the cost of estimated retained assets, for changing conditions and new developments may result in an increase or decrease in total costs and the estimated provision for contract loss. Such changes will be reflected as a change in accounting estimates. The Company is making this investment in order to retain the related intellectual property and system rights in the LCASD system and aircraft.

(e)    Accounting Standards Updates

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-15 (“ASU 2016-15”), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The objective of ASU 2016-15 is to reduce existing diversity in practice by addressing eight specific cash flow issues related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. If early adopted, an entity must adopt all of the amendments in the same period. The Company is currently evaluating the impact of the adoption of ASU 2016-15 on the Company's financial statements.

In May 2016, the FASB issued ASU 2016-12 (“ASU 2016-12”), Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 clarifies the assessment of the collectability criterion, the presentation of sales taxes, the measurement of noncash consideration, the treatment of contract modifications at transition, and the treatment of completed contracts at transition. In April 2016, the FASB issued ASU 2016-10 (“ASU 2016-10”), Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing. ASU 2016-10 provides additional guidance on identifying performance obligations and clarifies the implementation guidance on licensing. In March 2016, the FASB issued ASU 2016-08 (“ASU 2016-08”), Revenue from Contracts with Customers, Principal versus Agent Considerations. ASU 2016-08 clarifies the implementation guidance and illustrations in the new revenue standard. In August 2015, the FASB issued ASU 2015-14 (“ASU 2015-14”), Revenue from Contracts with Customers, Deferral of the Effective Date, that deferred the effective date of ASU 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers. Pursuant to ASU 2015-14, public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within those reporting periods. The FASB issued ASU 2014-09 in May 2014. ASU 2014-09 affects any entity using GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in FASB Accounting Standards Codification (“ASC”) Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented or apply the requirements in the year of adoption, through a cumulative adjustment. The Company has not yet selected a transition method nor has it determined the impact of adoption on its condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 requires that lessees recognize assets and liabilities for the rights and obligations underlying leases with a lease term of more than one year. The amendments in this ASU are effective for annual periods ending after December 15, 2018. Early adoption is permitted. The standard must be applied using a modified retrospective approach. The Company has not determined the impact of adoption on its condensed consolidated financial statements.

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
There have been no changes in the Company’s significant accounting policies, other than the adoption of ASU 2015-01, for the three and nine months ended September 25, 2016 as compared to the significant accounting policies described in the Form 10-K.

(f)	Fair Value of Financial Instruments

The carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at September 25, 2016 and December 27, 2015 are presented in Note 8 - Debt. The carrying value of all other financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued expenses, billings in excess of cost and earnings on uncompleted contracts, income taxes payable and short-term debt, approximated their estimated fair values at September 25, 2016 and December 27, 2015 due to the short-term nature of these instruments.

Note 2. Discontinued Operations

On August 21, 2015, the Company completed the sale of the U.S. and U.K. operations of its Electronic Products Division to Ultra Electronics Holdings plc (“Ultra”), a public limited company formed under the laws of England and Wales and traded on the London Stock Exchange, and Ultra Electronics Defense Inc. (the “Buyer”), a Delaware corporation ultimately owned by Ultra (the “Transaction”). Pursuant to the terms of that certain Stock Purchase Agreement, dated May 31, 2015, by and among the Company, Ultra and the Buyer (the “Purchase Agreement”), the Company sold to the Buyer all of the issued and outstanding capital stock of the Herley Entities, for $260.0 million in cash and $5.0 million for taxes incurred as part of the Transaction, less a $2.0 million escrow to satisfy any purchase price adjustments, and an estimated working capital adjustment of $8.3 million. The Purchase Agreement also contained certain non-compete and indemnification provisions. Under the Purchase Agreement, the Company entered into an agreement to indemnify the Buyer for any pre-acquisition tax liabilities. The Company also agreed to indemnify Ultra for pre-existing environmental conditions for a period of five years from the closing date, with a maximum indemnification payment of $34.0 million. The Company does not believe payments will be required under the environmental indemnification provision, and the assessment of the fair value is immaterial. Pursuant to the terms of the Purchase Agreement, a joint 338(h)(10) election has been made for income tax purposes, providing a “step up” in tax basis to Ultra. The Company incurred approximately $11.5 million in Transaction-related costs. The gain on sale of $80.8 million is subject to change based on whether the Company incurs indemnification obligations. In accordance with ASC 360-10-45-9, Property, Plant, and Equipment (Topic 360) and ASC 205-20-45-3 Presentation of Financial Statements (Topic 205), the Herley Entities were classified as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented.

Immediately prior to the closing of the Transaction, the outstanding shares of the capital stock of (i) General Microwave Corporation, a New York corporation, and its direct and indirect wholly owned subsidiaries General Microwave Israel Corporation, a Delaware corporation, General Microwave Israel (1987) Ltd., an Israeli company, and Herley GMI Eyal Ltd., an Israeli company, (ii) MSI Acquisition Corp., a Delaware corporation and its wholly owned subsidiary Micro Systems, Inc., a Florida corporation, and (iii) Herley-RSS, Inc., a Delaware corporation, were distributed as a dividend by Herley to the Company. Following the closing of the Transaction, those entities continued their operations as wholly owned subsidiaries of the Company.

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

The following table presents the results of discontinued operations (in millions):

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Revenue	$—	$11.9	$—	$59.7
Cost of sales	—	9.0	—	40.6
Selling, general and administrative expenses	0.1	3.7	0.1	15.2
Interest expense, net	—	2.3	—	9.1
Other net expense items that are not major	—	0.2	—	0.1
Loss from discontinued operations before income taxes	(0.1)	(3.3)	(0.1)	(5.3)
Gain on disposal of discontinued operations before income taxes	—	80.3	—	80.3
Income (loss) on discontinued operations before income taxes	(0.1)	77.0	(0.1)	75.0
Income tax benefit	—	(26.2)	(0.1)	(25.0)
Income (loss) from discontinued operations	$(0.1)	$50.8	$(0.2)	$50.0

Depreciation and amortization expense included in selling, general and administrative expenses was $0.9 million and $4.2 million for the three and nine months ended September 27, 2015, respectively.

Interest expense is included based on an allocation consistent with the redemption of $175.0 million of the Company’s 7.00% Senior Secured Notes due 2019 (the “Notes”) and the repayment of $41.0 million in outstanding borrowings on that certain Credit and Security Agreement, dated May 14, 2014 (the “Credit Agreement”), by and among the Company, the lenders from time to time party thereto, SunTrust Bank, as Agent (the “Agent”), PNC Bank, National Association, as Joint Lead Arranger and Documentation Agent, and SunTrust Robinson Humphrey, Inc., as Joint Leader Arranger and Sole Book Runner, that was repaid upon the completion of the sale of the Herley Entities in accordance with the terms and conditions of the Indenture (as defined below) and the Credit Agreement, respectively. Refer to Note 8 - Debt for further discussion.

The following is a summary of the liabilities associated with discontinued operations in the accompanying condensed consolidated balance sheets as of September 25, 2016 and December 27, 2015 (in millions):

	September 25, 2016	December 27, 2015
Accrued compensation	$0.8	$0.9
Other current liabilities	1.0	1.0
Current liabilities of discontinued operations	$1.8	$1.9
Non-current liabilities of discontinued operations	$3.7	$4.1

Note 3. Goodwill and Intangible Assets

(a)	Goodwill

The carrying amounts of goodwill as of September 25, 2016 and December 27, 2015 by reportable segment are as follows (in millions):

	Public Safety & Security	Kratos Government Solutions	Unmanned Systems	Total
Gross value	$53.9	$565.8	$111.1	$730.8
Less accumulated impairment	18.3	215.3	13.8	247.4
Net	$35.6	$350.5	$97.3	$483.4

(b)    Purchased Intangible Assets

The following table sets forth information for finite-lived and indefinite-lived intangible assets (in millions):

	As of September 25, 2016			As of December 27, 2015
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$53.7	$(43.3)	$10.4	$83.7	$(67.1)	$16.6
Contracts and backlog	24.7	(23.4)	1.3	71.3	(69.4)	1.9
Developed technology and technical know-how	23.1	(15.1)	8.0	23.1	(13.3)	9.8
Trade names	1.4	(1.1)	0.3	5.3	(4.9)	0.4
Favorable operating lease	—	—	—	1.8	(0.9)	0.9
Total finite-lived intangible assets	102.9	(82.9)	20.0	185.2	(155.6)	29.6
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$109.8	$(82.9)	$26.9	$192.1	$(155.6)	$36.5

Consolidated amortization expense related to intangible assets subject to amortization was $7.9 million and $10.1 million for the nine months ended September 25, 2016 and September 27, 2015, respectively.

Note 4. Inventoried Costs

Inventoried costs consisted of the following components (in millions):

	September 25, 2016	December 27, 2015
Raw materials	$31.4	$32.9
Work in process	27.2	19.2
Finished goods	1.4	2.6
Supplies and other	1.8	1.6
Subtotal inventoried costs	61.8	56.3
Less: Customer advances and progress payments	(3.3)	(0.7)
Total inventoried costs	$58.5	$55.6

Note 5. Stockholders’ Equity

A summary of the changes in stockholders’ equity is provided below (in millions):

	For the Nine Months Ended
	September 25, 2016	September 27, 2015
Stockholders’ equity at beginning of period	$254.2	$224.3
Comprehensive loss:
Net income (loss)	(56.2)	23.8
Change in cumulative translation adjustment	(0.2)	0.2
Total comprehensive income (loss)	(56.4)	24.0
Stock-based compensation	4.2	5.8
Issuance of common stock for employee stock purchase plan	2.6	4.0
Restricted stock units traded for taxes	(0.5)	(0.5)
Stockholders’ equity at end of period	$204.1	$257.6

The components of accumulated other comprehensive loss are as follows (in millions):

	September 25, 2016	September 27, 2015
Cumulative translation adjustment	$(0.8)	$(0.5)
Post-retirement benefit reserve adjustment net of tax expense	(0.8)	(1.0)
Total accumulated other comprehensive loss	$(1.6)	$(1.5)

There were no reclassifications from other comprehensive loss to net income (loss) for the nine months ended September 25, 2016 and September 27, 2015.

Common stock issued by the Company for the nine months ended September 25, 2016 and September 27, 2015 was as follows (in millions):

	For the Nine Months Ended
	September 25, 2016	September 27, 2015
Shares outstanding at beginning of the period	59.1	57.8
Stock issued for employee stock purchase plan, stock options and restricted stock units exercised	1.4	1.3
Shares outstanding at end of the period	60.5	59.1

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

Shares from stock options and awards, excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive, were 1.2 million and 1.4 million for the three and nine months ended September 25, 2016, respectively, and 2.1 million for the nine months ended September 27, 2015.

Note 7. Income Taxes

A reconciliation of the income tax benefit from continuing operations computed by applying the statutory federal income tax rate of 35% to loss from continuing operations before income taxes to the income tax provision (benefit) for the three and nine months ended September 25, 2016 and September 27, 2015 was as follows (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Income tax benefit at federal statutory rate	$(7.5)	$(4.1)	$(17.0)	$(13.0)
State and foreign taxes, net of federal tax benefit and valuation allowance	0.5	(2.8)	1.9	(2.0)
Nondeductible expenses and other	0.1	(0.3)	0.8	0.5
Impact of deferred tax liabilities for indefinite-lived assets	1.2	(0.3)	3.5	3.0
Increase in reserves for uncertain tax positions	0.2	0.3	1.9	0.4
Increase in federal valuation allowance	7.4	(8.1)	16.2	—
Total income tax provision (benefit)	$1.9	$(15.3)	$7.3	$(11.1)

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
Federal and state income tax laws impose restrictions on the utilization of net operating losses (“NOLs”) and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). In general, an ownership change occurs when shareholders owning 5% or more of a “loss corporation” (a corporation entitled to use NOLs or other loss carryovers) have increased their ownership of stock in such corporation by more than 50 percentage points during any three-year period. The annual base Section 382 limitation is calculated by multiplying the loss corporation’s value at the time of the ownership change by the greater of the long-term tax-exempt rate determined by the Internal Revenue Service in the month of the ownership change or the two preceding months. This base limitation is subject to adjustments, including an increase for built-in gains recognized in the five-year period after the ownership change.
In March 2010, an “ownership change” occurred that will limit the utilization of NOL carryforwards. In July 2011, another “ownership change” occurred. The March 2010 ownership change limitation is more restrictive. In prior years, the Company acquired corporations with NOL carryforwards at the date of acquisition (“Acquired NOLs”). The Acquired NOLs are subject to separate limitations that may further restrict the use of Acquired NOLs. As a result, the Company’s federal annual utilization of NOL carryforwards was limited to $27.0 million a year for the five years succeeding the March 2010 ownership change and $11.6 million for each year thereafter subject to separate limitations for Acquired NOLs. If the entire annual limitation amount is not utilized in a year, the excess can be carried forward and utilized in future years.
For the nine months ended September 25, 2016, such limitations did not impact the income tax provision, since the amount of taxable income did not exceed the annual limitation amount. However, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOLs or other tax attributes may be further limited.
As discussed elsewhere, deferred tax assets relating to the NOL and credit carryforwards are offset by a full valuation allowance. In addition, utilization of state tax loss carryforwards are dependent upon sufficient taxable income apportioned to the states.
The Company is subject to taxation in the U.S. and various state and foreign tax jurisdictions. The Company’s tax years for 2000 and later are subject to examination by the U.S. and state tax authorities due to the existence of the NOL carryforwards. Generally, the Company’s tax years for 2002 and later are subject to examination by various foreign tax authorities as well.
As of December 27, 2015, the Company had $17.2 million of unrecognized tax benefits that, if recognized, would impact the effective income tax rate, subject to possible offset by an increase in the deferred tax asset valuation allowance. During the nine months ended September 25, 2016, unrecognized tax benefits were increased by $1.3 million relating to various current year and prior year positions.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the nine months ended September 25, 2016 and September 27, 2015, a $0.8 million expense and $0.2 million expense, respectively, were recorded related to interest and penalties related to unrecognized tax benefits. For the nine months ended September 25, 2016 and September 27, 2015, there was no material benefit recorded related to the removal of interest and penalties. The Company does not reasonably expect that the amount of the liabilities for uncertain tax positions will change significantly within twelve months of September 25, 2016.

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
The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of September 25, 2016, the Company was in compliance with the covenants contained in the Indenture governing the Notes.

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

Following the sale of the Herley Entities (see Note 2 - Discontinued Operations), the Company, on August 21, 2015, paid down the $41.0 million outstanding on the Company’s $110.0 million Credit Agreement and on September 22, 2015, repurchased $175.0 million of the Notes at par, in accordance with the Indenture. In connection with the $175.0 million repurchase of Notes, the Company wrote off $1.8 million of unamortized issue costs, $1.4 million of unamortized discount, and incurred $0.2 million of legal fees, which resulted in a loss on extinguishment of debt of $3.4 million.

As of September 25, 2016, the Company has reinvested all net proceeds remaining after the repurchase of the $175.0 million of Notes in replacement collateral under the Indenture within the 360 days following the asset disposition.

As of September 25, 2016, there was $450.0 million in Notes outstanding.

(b)    Other Indebtedness

$110.0 Million Credit Agreement

On May 14, 2014, the Company replaced its credit facility with KeyBank National Association and entered into the Credit Agreement. The Credit Agreement established a five-year senior secured revolving credit facility in the maximum amount of $110.0 million (subject to a potential increase of the maximum principal amount to $135.0 million, subject to the Agent’s and applicable lenders’ approval as described therein), consisting of a subline for letters of credit in an amount not to exceed $50.0 million, as well as a swingline loan in an aggregate principal amount at any time outstanding not to exceed $10.0 million. The Credit Agreement is secured by a lien on substantially all of the Company’s assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The obligations under the Credit Agreement are secured by a first priority lien on the Company’s accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property). The obligations under the Credit Agreement are secured by a second priority lien, junior to the lien securing the Notes, on all of the Company’s other assets.

The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, and investments, and limits on other various payments, as well as a financial covenant relating to a minimum fixed charge coverage ratio of 1.15:1 (as modified per the Third Amendment and the Fourth Amendment, as defined and discussed below). Events of default under the terms of the Credit Agreement include, but are not limited to: failure of the Company to pay any principal of any loans in full when due and payable; failure of the Company to pay any interest on any loan or any fee or other amount payable under the Credit Agreement within three business days after the date when due and payable; failure of the Company or any of its subsidiaries to comply with certain covenants and agreements, subject to applicable grace periods and/or notice requirements; any representation, warranty or statement made in or pursuant to the Credit Agreement or any related writing or any other material information furnished by the Company or any of its subsidiaries to the Agent or the lenders proving to be false or erroneous; and the occurrence of an event or condition having or reasonably likely to have a material adverse effect, which includes a material adverse effect on the business, operations, condition (financial or otherwise) or prospects of the Company or the ability of the Company to repay its obligations. Where an event of default arises from certain bankruptcy events, the commitments will automatically and immediately terminate and the principal of, and interest then outstanding on, all of the loans will become immediately due and payable. Subject to certain notice requirements and other conditions, upon the occurrence of an event of default, including the occurrence of a condition having or reasonably likely to have a material adverse effect, commitments may be terminated and the principal of, and interest then outstanding on, all of the loans may become immediately due and payable. As of September 25, 2016, no event of default had occurred and the Company believes that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Credit Agreement, have not occurred and the likelihood of such events or conditions occurring is remote.

Borrowings under the revolving Credit Agreement may take the form of a base rate revolving loan, Eurodollar revolving loan or swingline loan. Base rate revolving loans and swingline loans will bear interest at a rate per annum equal to the sum of the applicable margin from time to time in effect plus the highest of (i) the Agent’s prime lending rate, as in effect at such time, (ii) the federal funds rate, as in effect at such time, plus 0.50% per annum, and (iii) the adjusted London Interbank Offered Rate (“LIBOR”) determined at such time for an interest period of one month, plus 1.00% per annum. Eurodollar revolving loans will bear interest at a rate per annum equal to the sum of the applicable margin from time to time in effect plus the adjusted LIBOR. The applicable margin varies between 1.50% and 2.00% for base rate revolving loans and swingline loans and 2.50% and 3.00% for Eurodollar loans, and is based on several factors including the Company’s then-existing borrowing base and the Lender’s total commitment amount and revolving credit exposure. The calculation of the Company’s borrowing base takes into account several items relating to the Company and its subsidiaries, including, without limitation, amounts due and owing under billed and unbilled accounts receivables, then-held eligible raw materials inventory, work-in-process inventory, and applicable reserves.

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

The terms of the Third Amendment also included the establishment of a reserve (the “Herley Disposition Proceeds Reinvestment Reserve”) that reduced the maximum $110.0 million total borrowing base on the Credit Agreement. With the sale of the Herley Entities, a $50.8 million reserve was established based upon the collateral carrying value under the Credit Agreement of the Herley Entities disposed. The reserve and therefore the maximum borrowing base were adjusted monthly for the subsequent cumulative reinvestment in similar collateral assets over a period not to have exceeded 360 days from the date of sale of the Herley Entities. As of September 25, 2016, there was no reserve on the maximum borrowings, resulting from a cumulative reinvestment in similar collateral assets since the sale of the Herley Entities in excess of the $50.8 million reserve established at the date of the sale of the Herley Entities. The Company made investments in assets that replaced the collateral, which reinstated the maximum facility to the full $110.0 million as of the end of the first quarter of 2016.

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

As of September 25, 2016, there were no borrowings outstanding on the Credit Agreement and $11.2 million outstanding on letters of credit, resulting in net borrowing base availability of $44.8 million. The Company was in compliance with the financial covenants of the Credit Agreement and its amendments as of September 25, 2016.

Debt Acquired in Acquisition

The Company has a $10.0 million ten-year term loan with a bank in Israel entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance under the term loan as of September 25, 2016 was $2.0 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement governing the term loan contains various covenants, including a minimum net equity covenant as defined in the loan agreement. The Company was in compliance with all covenants contained in this loan agreement as of September 25, 2016.

Fair Value of Long-term Debt

Carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at September 25, 2016 and December 27, 2015 are presented in the following table:

	As of September 25, 2016			As of December 27, 2015
$ in millions	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Total long-term debt including current portion	$452.0	$446.0	$420.4	$452.7	$445.1	$315.2

The fair value of the Company’s long-term debt was based upon actual trading activity (Level 1, Observable inputs -quoted prices in active markets).

 As of September 25, 2016, the difference between the carrying amount of $446.0 million and the principal amount of $452.0 million presented in the above table is the net unamortized original issue discount of $2.7 million and the unamortized debt issuance costs of $3.3 million, which are being accreted to interest expense over the term of the related debt. As of December 27, 2015, the difference between the carrying amount of $445.1 million and the principal amount of $452.7 million presented in the above table is the net unamortized original issue discount of $3.3 million and the unamortized debt issuance costs of $4.3 million, which are being accreted to interest expense over the term of the related debt.

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

During the nine months ended September 25, 2016, the PSS reportable segment recorded a $1.9 million charge related to a litigation settlement of a contract dispute and the KGS reportable segment recorded a $7.8 million charge as a result of the decision to close one of its manufacturing facilities and exit certain lower margin product business lines. The operating loss for the Unmanned Systems segment for the three and nine months ended September 25, 2016 includes an $18.7 million loss accrual recorded on the AFRL LCASD cost share contract awarded in July 2016.

 Revenues, depreciation and amortization, and operating income (loss) generated by the Company’s reportable segments for the three and nine month periods ended September 25, 2016 and September 27, 2015 are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Revenues:
Kratos Government Solutions
Service revenues	$52.9	$54.3	$163.1	$157.4
Product sales	59.9	54.4	178.3	165.8
Total Kratos Government Solutions	112.8	108.7	341.4	323.2
Public Safety & Security
Service revenues	34.3	33.1	94.9	106.1
Product sales	—	—	—	—
Total Public Safety & Security	34.3	33.1	94.9	106.1
Unmanned Systems
Service revenues	—	—	—	—
Product sales	18.3	19.9	50.3	50.3
Total Unmanned Systems	18.3	19.9	50.3	50.3
Total revenues	$165.4	$161.7	$486.6	$479.6
Depreciation & amortization:
Kratos Government Solutions	$3.6	$4.2	$11.3	$14.3
Public Safety & Security	0.1	0.1	0.4	0.4
Unmanned Systems	1.9	1.6	5.6	4.8
Total depreciation and amortization	$5.6	$5.9	$17.3	$19.5
Operating income (loss) from continuing operations:
Kratos Government Solutions	$7.7	$3.7	$10.4	$6.3
Public Safety & Security	0.8	0.4	(1.7)	1.0
Unmanned Systems	(20.4)	(0.6)	(27.6)	(7.3)
Unallocated corporate expense, net	(1.1)	(1.9)	(4.3)	(6.0)
Total operating income (loss) from continuing operations	$(13.0)	$1.6	$(23.2)	$(6.0)

Note 10. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $95.4 million and $97.0 million, or 58% and 60% of total Kratos revenue, for the three months ended September 25, 2016 and September 27, 2015, respectively, and $293.6 million and $291.2 million, or 60% and 61% of total Kratos revenue, for the nine months ended September 25, 2016 and September 27, 2015, respectively.

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

Note 12. Condensed Consolidating Financial Statements

The Company has $450.0 million in outstanding Notes (see Note 8 - Debt). The Notes are guaranteed by the Subsidiary Guarantors and are collateralized by the assets of all of the Company’s 100% owned subsidiaries. The Notes are fully and unconditionally guaranteed on a joint and several basis by each Subsidiary Guarantor and the Company. There are no contractual restrictions with respect to the Notes limiting cash transfers from Subsidiary Guarantors to the Company by dividends, loans or advances. The Notes are not guaranteed by the Company’s foreign subsidiaries (the “Non-Guarantor Subsidiaries”).

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

Condensed Consolidating Balance Sheet September 25, 2016 (Unaudited) (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$15.7	$(1.5)	$6.3	$—	$20.5
Accounts receivable, net	—	177.0	31.0	—	208.0
Amounts due from affiliated companies	208.6	—	—	(208.6)	—
Inventoried costs	—	38.0	20.5	—	58.5
Other current assets	6.4	14.8	2.2	—	23.4
Total current assets	230.7	228.3	60.0	(208.6)	310.4
Property, plant and equipment, net	1.8	38.7	6.8	—	47.3
Goodwill	—	442.6	40.8	—	483.4
Intangible assets, net	—	26.9	—	—	26.9
Investment in subsidiaries	451.9	65.8	—	(517.7)	—
Other assets	0.6	7.3	—	—	7.9
Total assets	$685.0	$809.6	$107.6	$(726.3)	$875.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3.2	$37.3	$6.7	$—	$47.2
Accrued expenses	13.4	40.2	3.2	—	56.8
Accrued compensation	3.9	25.3	3.7	—	32.9
Billings in excess of costs and earnings on uncompleted contracts	—	39.5	3.0	—	42.5
Amounts due to affiliated companies	—	179.2	29.4	(208.6)	—
Other current liabilities	0.6	4.0	1.6	—	6.2
Current liabilities of discontinued operations	1.7	—	0.1	—	1.8
Total current liabilities	22.8	325.5	47.7	(208.6)	187.4
Long-term debt, net of current portion	444.0	—	1.0	—	445.0
Other long-term liabilities	10.4	20.2	5.1	—	35.7
Non-current liabilities of discontinued operations	3.7	—	—	—	3.7
Total liabilities	480.9	345.7	53.8	(208.6)	671.8
Total stockholders’ equity	204.1	463.9	53.8	(517.7)	204.1
Total liabilities and stockholders’ equity	$685.0	$809.6	$107.6	$(726.3)	$875.9

Condensed Consolidating Balance Sheet December 27, 2015 (Unaudited) (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$22.5	$(4.8)	$10.8	$—	$28.5
Accounts receivable, net	—	179.0	27.8	—	206.8
Amounts due from affiliated companies	207.8	—	—	(207.8)	—
Inventoried costs	—	36.9	18.7	—	55.6
Other current assets	16.4	11.7	1.4	—	29.5
Total current assets	246.7	222.8	58.7	(207.8)	320.4
Property, plant and equipment, net	2.0	47.5	6.7	—	56.2
Goodwill	—	442.6	40.8	—	483.4
Intangible assets, net	—	36.5	—	—	36.5
Investment in subsidiaries	477.8	60.3	—	(538.1)	—
Other assets	0.7	6.1	—	—	6.8
Total assets	$727.2	$815.8	$106.2	$(745.9)	$903.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4.3	$36.5	$7.5	$—	$48.3
Accrued expenses	4.7	29.3	3.0	—	37.0
Accrued compensation	4.1	29.2	3.5	—	36.8
Billings in excess of costs and earnings on uncompleted contracts	—	37.1	5.2	—	42.3
Amounts due to affiliated companies	—	175.7	32.1	(207.8)	—
Other current liabilities	4.3	0.2	1.6	—	6.1
Current liabilities of discontinued operations	1.8	—	0.1	—	1.9
Total current liabilities	19.2	308.0	53.0	(207.8)	172.4
Long-term debt, net of current portion	442.4	—	1.7	—	444.1
Other long-term liabilities	7.3	18.0	3.2	—	28.5
Non-current liabilities of discontinued operations	4.1	—	—	—	4.1
Total liabilities	473.0	326.0	57.9	(207.8)	649.1
Total stockholders’ equity	254.2	489.8	48.3	(538.1)	254.2
Total liabilities and stockholders’ equity	$727.2	$815.8	$106.2	$(745.9)	$903.3

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended September 25, 2016 (Unaudited) (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$84.3	$2.9	$—	$87.2
Product sales	—	67.8	12.4	(2.0)	78.2
Total revenues	—	152.1	15.3	(2.0)	165.4
Cost of service revenues	—	62.9	1.8	—	64.7
Cost of product sales	—	67.7	9.1	(2.0)	74.8
Total costs	—	130.6	10.9	(2.0)	139.5
Gross profit	—	21.5	4.4	—	25.9
Selling, general and administrative expenses	0.2	33.3	2.2	—	35.7
Research and development expenses	—	3.1	0.1	—	3.2
Operating income (loss) from continuing operations	(0.2)	(14.9)	2.1	—	(13.0)
Other income (expense):
Interest expense, net	(8.7)	—	—	—	(8.7)
Other income, net	—	0.1	—	—	0.1
Total other income (expense), net	(8.7)	0.1	—	—	(8.6)
Income (loss) from continuing operations before income taxes	(8.9)	(14.8)	2.1	—	(21.6)
Provision for income taxes from continuing operations	0.1	1.7	0.1	—	1.9
Income (loss) from continuing operations	(9.0)	(16.5)	2.0	—	(23.5)
Loss from discontinued operations	—	(0.1)	—	—	(0.1)
Equity in net income (loss) of subsidiaries	(14.6)	2.0	—	12.6	—
Net income (loss)	$(23.6)	$(14.6)	$2.0	$12.6	$(23.6)
Comprehensive income (loss)	$(23.7)	$(14.6)	$1.9	$12.7	$(23.7)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended September 27, 2015 (Unaudited) (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$84.4	$3.0	$—	$87.4
Product sales	—	61.5	14.0	(1.2)	74.3
Total revenues	—	145.9	17.0	(1.2)	161.7
Cost of service revenues	—	63.4	2.0	—	65.4
Cost of product sales	—	46.4	10.7	(1.2)	55.9
Total costs	—	109.8	12.7	(1.2)	121.3
Gross profit	—	36.1	4.3	—	40.4
Selling, general and administrative expenses	3.7	29.5	2.1	—	35.3
Research and development expenses	—	3.4	0.1	—	3.5
Operating income (loss) from continuing operations	(3.7)	3.2	2.1	—	1.6
Other income (expense):
Interest expense, net	(9.5)	—	—	—	(9.5)
Loss on extinguishment of debt	(3.4)	—	—	—	(3.4)
Other income (expense), net	1.4	(1.1)	—	—	0.3
Total other income (expense), net	(11.5)	(1.1)	—	—	(12.6)
Income (loss) from continuing operations before income taxes	(15.2)	2.1	2.1	—	(11.0)
Provision for income taxes from continuing operations	(14.9)	(1.1)	0.7	—	(15.3)
Income (loss) from continuing operations	(0.3)	3.2	1.4	—	4.3
Income (loss) from discontinued operations	78.1	(27.3)	—	—	50.8
Equity in net income (loss) of subsidiaries	(22.7)	1.4	—	21.3	—
Net income (loss)	$55.1	$(22.7)	$1.4	$21.3	$55.1
Comprehensive income (loss)	$55.2	$(22.7)	$1.5	$21.2	$55.2

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Nine Months Ended September 25, 2016 (Unaudited) (in millions)
	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$244.0	$14.0	$—	$258.0
Product sales	—	195.8	38.4	(5.6)	228.6
Total revenues	—	439.8	52.4	(5.6)	486.6
Cost of service revenues	—	179.6	9.8	—	189.4
Cost of product sales	—	165.9	29.9	(5.6)	190.2
Total costs	—	345.5	39.7	(5.6)	379.6
Gross profit	—	94.3	12.7	—	107.0
Selling, general and administrative expenses	4.0	109.1	7.0	—	120.1
Research and development expenses	—	9.9	0.2	—	10.1
Operating income (loss) from continuing operations	(4.0)	(24.7)	5.5	—	(23.2)
Other income (expense):
Interest expense, net	(26.0)	(0.1)	—	—	(26.1)
Other income (expense), net	—	(0.1)	0.7	—	0.6
Total other income (expense), net	(26.0)	(0.2)	0.7	—	(25.5)
Income (loss) from continuing operations before income taxes	(30.0)	(24.9)	6.2	—	(48.7)
Provision for income taxes from continuing operations	0.2	6.4	0.7	—	7.3
Income (loss) from continuing operations	(30.2)	(31.3)	5.5	—	(56.0)
Loss from discontinued operations	(0.1)	(0.1)	—	—	(0.2)
Equity in net income (loss) of subsidiaries	(25.9)	5.5	—	20.4	—
Net income (loss)	$(56.2)	$(25.9)	$5.5	$20.4	$(56.2)
Comprehensive income (loss)	$(56.4)	$(25.9)	$5.3	$20.6	$(56.4)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Nine Months Ended September 27, 2015 (Unaudited) (in millions)
	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$254.6	$8.9	$—	$263.5
Product sales	—	186.5	37.0	(7.4)	216.1
Total revenues	—	441.1	45.9	(7.4)	479.6
Cost of service revenues	—	192.0	6.5	—	198.5
Cost of product sales	—	140.7	28.2	(7.4)	161.5
Total costs	—	332.7	34.7	(7.4)	360.0
Gross profit	—	108.4	11.2	—	119.6
Selling, general and administrative expenses	9.5	98.0	6.4	—	113.9
Research and development expenses	—	11.3	0.4	—	11.7
Operating income (loss) from continuing operations	(9.5)	(0.9)	4.4	—	(6.0)
Other income (expense):
Interest expense, net	(27.1)	(0.2)	—	—	(27.3)
Loss on extinguishment of debt	(3.4)	—	—	—	(3.4)
Other income (expense), net	—	(3.3)	2.7	—	(0.6)
Total other income (expense), net	(30.5)	(3.5)	2.7	—	(31.3)
Income (loss) from continuing operations before income taxes	(40.0)	(4.4)	7.1	—	(37.3)
Provision for income taxes from continuing operations	(14.5)	2.5	0.9	—	(11.1)
Income (loss) from continuing operations	(25.5)	(6.9)	6.2	—	(26.2)
Income (loss) from discontinued operations	71.3	(23.6)	2.3	—	50.0
Equity in net income (loss) of subsidiaries	(22.0)	8.5	—	13.5	—
Net income (loss)	$23.8	$(22.0)	$8.5	$13.5	$23.8
Comprehensive income (loss)	$24.0	$(22.0)	$8.7	$13.3	$24.0

Condensed Consolidating Statement of Cash Flows Nine Months Ended September 25, 2016 (Unaudited) (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(12.0)	$5.6	$(2.3)	$—	$(8.7)
Investing activities:
Investment in affiliated companies	(1.0)	—	—	1.0	—
Change in restricted cash	—	0.1	—	—	0.1
Capital expenditures	(0.5)	(3.2)	(1.4)	—	(5.1)
Net cash provided by (used in) investing activities from continuing operations	(1.5)	(3.1)	(1.4)	1.0	(5.0)
Financing activities:
Repayment of debt	—	—	(0.8)	—	(0.8)
Proceeds from the sale of employee stock purchase plan shares	2.1	—	—	—	2.1
Financings from affiliated companies	—	1.0	—	(1.0)	—
Net cash provided by (used in) financing activities from continuing operations	2.1	1.0	(0.8)	(1.0)	1.3
Net cash flows of continuing operations	(11.4)	3.5	(4.5)	—	(12.4)
Net operating cash flows from discontinued operations	0.3	(0.2)	—	—	0.1
Net investing cash flows from discontinued operations	4.3	—	—	—	4.3
Net increase (decrease) in cash and cash equivalents	$(6.8)	$3.3	$(4.5)	$—	$(8.0)

Condensed Consolidating Statement of Cash Flows Nine Months Ended September 27, 2015 (Unaudited) (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$3.8	$(28.9)	$1.7	$—	$(23.4)
Investing activities:
Investment in affiliated companies	(29.9)	—	—	29.9	—
Change in restricted cash	—	4.7	—	—	4.7
Capital expenditures	(0.5)	(7.1)	(0.5)	—	(8.1)
Proceeds from sale of assets	—	0.9	—	—	0.9
Net cash provided by (used in) investing activities from continuing operations	(30.4)	(1.5)	(0.5)	29.9	(2.5)
Financing activities:
Repayment of debt	(41.0)	—	(0.7)	—	(41.7)
Extinguishment of long-term debt	(175.0)	—	—	—	(175.0)
Proceeds from the sale of employee stock purchase plan shares	4.0	—	—	—	4.0
Cash paid for contingent acquisition consideration	—	(0.7)	—	—	(0.7)
Financing from affiliated companies	—	29.9	—	(29.9)	—
Other, net	(0.5)	—	—	—	(0.5)
Net cash provided by (used in) financing activities from continuing operations	(212.5)	29.2	(0.7)	(29.9)	(213.9)
Net cash flows of continuing operations	(239.1)	(1.2)	0.5	—	(239.8)
Net operating cash flows from discontinued operations	—	2.2	(0.3)	—	1.9
Net investing cash flows from discontinued operations	241.0	(0.4)	(0.3)	—	240.3
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.1)	—	(0.1)
Net increase (decrease) in cash and cash equivalents	$1.9	$0.6	$(0.2)	$—	$2.3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” relating to our future financial performance, the market for our services and our expansion plans and opportunities. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements reflect our current beliefs, expectations and projections, are based on assumptions, and are subject to known and unknown risks and uncertainties that could cause our actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of these factors are beyond our ability to control or predict. As a result, you should not place undue reliance on forward-looking statements. Important risks and uncertainties that could cause our actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, but are not limited to: changes or cutbacks in spending or the appropriation of funding by the federal government, including the U.S. Department of Defense (the “DoD”), which could cause delays, cancellations or reductions of key government contracts; bid protests; changes in the scope or timing of our projects; the timing, rescheduling or cancellation of significant customer contracts and agreements, or consolidation by or the loss of key customers; risks of adverse regulatory action or litigation; risks associated with debt leverage; failure to successfully achieve our integration, cost reduction or divestiture strategies, including the impact of the sale of the Herley Entities (defined below) and the repurchase of our outstanding 7.00% Senior Secured Notes due 2019 (the “Notes”) with a portion of the proceeds from the sale; risks related to security breaches, cybersecurity attacks or other significant disruptions of our information systems; and competition in the marketplace, which could reduce revenues and profit margins, as well as the additional risks and uncertainties described in this Quarterly Report in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 27, 2015 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 11, 2016 (the “Form 10-K”), and in other reports that we have filed with the SEC. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except as required by law, we assume no responsibility for updating any forward-looking statements, whether as a result of new information, future events or otherwise.

All references to “us,” “we,” “our,” the “Company” and “Kratos” refer to Kratos Defense & Security Solutions, Inc., a Delaware corporation, and its wholly owned subsidiaries.

Overview

We are a mid-tier government contractor at the forefront of the DoD’s Third Offset Strategy. We are a leading technology, intellectual property and proprietary product and solution company focused on the U.S. and its allies’ national security. We are an industry leader in high performance unmanned aerial drone target systems used to test weapon systems and to train the warfighter, and a provider of high performance unmanned combat aerial systems for force multiplication and amplification. We are also an industry leader in satellite communications, microwave electronics, cyber security/warfare, missile defense and combat systems. We have primarily an engineering and technically oriented work force of approximately 2,800 with a significant number of employees holding national security clearances. Substantially all of our work is performed on a military base, in a secure facility or at a critical infrastructure location. Our primary end customers are national security related agencies. We believe that our technology, intellectual property, proprietary products and designed-in positions on our customers’ platforms and systems gives us a competitive advantage and creates a high barrier to entry into our markets. Our entire organization is focused on executing our strategy of becoming the leading technology and intellectual property based company in our industry.

Industry Update

Faced with significant budget pressures, in recent years the U.S. Government has implemented reductions in government spending, including reductions in appropriations for the DoD and other federal agencies, pursuant to the Budget Control Act of 2011 (“BCA”), as amended by the American Taxpayer Relief Act of 2012 and the Bipartisan Budget Act of 2013. Pursuant to the terms of the BCA, a sequestration went into effect in March 2013 resulting in a 7.8% reduction to the DoD budget for FY 2013 to $495.5 billion. The DoD budget was approximately $496.0 billion in FY 2014 and remained at a similar level in FY 2015. The DoD base budget excludes funding for overseas contingency operations, such as Afghanistan, Iraq, Syria and ISIS, which are appropriated separately and are not currently subject to the BCA.
On November 2, 2015, President Obama signed the Bipartisan Budget Act of 2015, formalizing the terms of a two year budget agreement which raises the U.S. debt ceiling and lifts the sequestration spending caps by $80.0 billion. Under the two year budget agreement, the total federal spending increase over the BCA topline funding caps will be $50.0 billion in FY

2016 and $30.0 billion in FY 2017, with the amounts divided equally between defense and domestic priorities. The overall discretionary budget will be $1.067 trillion in FY 2016 and $1.07 trillion in FY 2017. The FY 2016 discretionary defense budget will be $548.0 billion, a $25.0 billion increase over the BCA topline funding caps.

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

Discontinued Operations

On August 21, 2015, we completed the sale of the U.S. and U.K. operations of our Electronic Products Division to Ultra Electronics Holdings plc (“Ultra”), a public limited company formed under the laws of England and Wales and traded on the London Stock Exchange, and Ultra Electronics Defense Inc. (the “Buyer”), a Delaware corporation ultimately owned by Ultra (the “Transaction”). Pursuant to the terms of that certain Stock Purchase Agreement, dated May 31, 2015, by and among the Company, Ultra and the Buyer (the “Purchase Agreement”), the Company sold to the Buyer all of the issued and outstanding capital stock of its wholly owned subsidiary Herley Industries, Inc. (“Herley”) and certain of Herley’s subsidiaries, including Herley-CTI, Inc., EW Simulation Technology, Ltd. and Stapor Research, Inc. (collectively with Herley, the “Herley Entities”), for $260.0 million in cash plus $5.0 million for taxes incurred as part of the Transaction, less a $2.0 million escrow to satisfy any purchase price adjustments, and an estimated working capital adjustment of $8.3 million. The Purchase Agreement also contained certain non-compete and indemnification provisions. Under the Purchase Agreement, we entered into an agreement to indemnify the Buyer for any pre-acquisition tax liabilities. We also agreed to indemnify Ultra for pre-existing environmental conditions for a period of five years from the closing date, with a maximum indemnification payment of $34.0 million. We do not believe payments will be required under the environmental indemnification provision, and the assessment of the fair value is immaterial. Pursuant to the terms of the Purchase Agreement, a joint 338(h)(10) election has been made for income tax purposes, providing a “step up” in tax basis to Ultra. We incurred approximately $11.5 million in Transaction-related costs. The gain on sale of $80.8 million is subject to changes in the indemnification obligations. In accordance with Accounting Standards Codification (“ASC”) 360-10-45-9, Property, Plant, and Equipment (Topic 360) and ASC 205-20-45-3 Presentation of Financial Statements (Topic 205), the Herley Entities are reported in discontinued operations in the accompanying condensed consolidated financial statements for all periods presented.

Immediately prior to the closing of the Transaction, the outstanding shares of the capital stock of (i) General Microwave Corporation, a New York corporation, and its direct and indirect wholly owned subsidiaries General Microwave Israel Corporation, a Delaware corporation, General Microwave Israel (1987) Ltd., an Israeli company, and Herley GMI Eyal Ltd., an Israeli company, (ii) MSI Acquisition Corp., a Delaware corporation and its wholly owned subsidiary Micro Systems, Inc., a Florida corporation, and (iii) Herley-RSS, Inc., a Delaware corporation, were distributed as a dividend by Herley to us, and those entities will continue their current operations as our wholly owned subsidiaries.

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

Following the sale of the Herley Entities, on August 21, 2015, we paid down the $41.0 million outstanding on that certain Credit and Security Agreement, dated May 14, 2014 (the “Credit Agreement”), by and among the Company, the lenders from time to time party thereto, SunTrust Bank, as Agent (the “Agent”), PNC Bank, National Association, as Joint Lead Arranger and Documentation Agent, and SunTrust Robinson Humphrey, Inc., as Joint Lead Arranger and Sole Book Runner, and on September 22, 2015, we repurchased $175.0 million of the Notes at par, in accordance with the Indenture, dated May 14, 2014 (the “Indenture”), among us, certain of our subsidiaries (the “Subsidiary Guarantors”) and Wilmington Trust, National Association, as Trustee and Collateral Agent.

Key Financial Statement Concepts

There have been no material changes to our key financial statement concepts for the three months ended September 25, 2016. For a complete description of our business and a discussion of our critical accounting matters, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.

Comparison of Results for the Three Months Ended September 25, 2016 to the Three Months Ended September 27, 2015

Revenues.  Revenues by operating segment for the three months ended September 25, 2016 and September 27, 2015 are as follows (dollars in millions):

	September 25, 2016	September 27, 2015	$ change	% change
Kratos Government Solutions
Service revenues	$52.9	$54.3	$(1.4)	(2.6)%
Product sales	59.9	54.4	5.5	10.1%
Total Kratos Government Solutions	112.8	108.7	4.1	3.8%
Public Safety & Security Service revenues	34.3	33.1	1.2	3.6%
Unmanned Systems Product sales	18.3	19.9	(1.6)	(8.0)%
Total revenues	$165.4	$161.7	$3.7

Total service revenues	$87.2	$87.4	$(0.2)	(0.2)%
Total product sales	78.2	74.3	3.9	5.2%
Total revenues	$165.4	$161.7	$3.7	2.3%

Revenues increased $3.7 million to $165.4 million for the three months ended September 25, 2016 from $161.7 million for the three months ended September 27, 2015. The increase in revenues was primarily due to increased work in our satellite communications, ballistic missile targets and training businesses, offset partially by a reduction in government services revenue within our KGS segment, and increased revenues in our PSS business of $1.2 million due primarily to the ramp up on a certain security installation project. Revenues in our US segment decreased slightly due to a decrease in shipments of certain of our aerial target products.

Product sales increased $3.9 million to $78.2 million for the three months ended September 25, 2016 from $74.3 million for the three months ended September 27, 2015, primarily as a result of an increase in product shipments in our KGS segment. As a percentage of total revenue, product sales were 47.3% for the three months ended September 25, 2016 as compared to 45.9% for the three months ended September 27, 2015. Service revenues decreased by $0.2 million to $87.2 million for the three months ended September 25, 2016 from $87.4 million for the three months ended September 27, 2015 primarily due to the decrease in our KGS segment offset by the increase in our PSS segment.

Cost of Revenues.  Cost of revenues increased $18.2 million to $139.5 million for the three months ended September 25, 2016 from $121.3 million for the three months ended September 27, 2015. The increase in cost of revenues was primarily a result of the $18.7 million loss accrual that was recorded on the LCASD contract in our US segment during the three months ended September 25, 2016. The Company is making this investment on this project in order to retain the related LCASD system and aircraft intellectual property and system rights.

Gross margin decreased to 15.7% for the three months ended September 25, 2016 from 25.0% for the three months ended September 27, 2015. Margins on services increased to 25.8% for the three months ended September 25, 2016 from 25.2% for the three months ended September 27, 2015, due primarily to a more favorable mix of revenues. Margins on products decreased to 4.3% for the three months ended September 25, 2016 from 24.8% for the three months ended September 27, 2015. Margins in the KGS segment increased to 27.3% for the three months ended September 25, 2016 from 24.6% for the three months ended September 27, 2015, primarily as a result of a more favorable mix of revenues. Margins in the US segment decreased to (77.6)% for the three months ended September 25, 2016 from 25.6% for the three months ended September 27, 2015, primarily due to the $18.7 million loss accrual recorded on the LCASD contract during the three months ended September 25, 2016. Margins in the PSS segment increased to 27.1% for the three months ended September 25, 2016 from 26.0% for the three months ended September 27, 2015, due primarily to the change in strategic focus to smaller, higher margin projects.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expense was $35.5 million for the three months ended September 25, 2016 as compared to $34.9 million for the three months ended September 27, 2015. As a percentage of revenues, SG&A decreased to 21.5% at September 25, 2016 from 21.6% at September 27, 2015, which is primarily due to the increase in revenue discussed above, a $0.2 million decrease in amortization of intangibles, as well as due to cost reduction actions that we took in the first quarter of 2016 resulting in a reduction in personnel in certain of our businesses and the closure of our manufacturing facility in Charleston, South Carolina.

Research and Development (“R&D”) Expenses.  R&D expenses were $3.2 million for the three months ended September 25, 2016 as compared to $3.5 million for the three months ended September 27, 2015. As a percentage of revenues, R&D decreased to 1.9% for the three months ended September 25, 2016 from 2.2% of revenues in the three months ended September 27, 2015. R&D expenditures are primarily related to investments we are making in conjunction with our customers, with the objectives of the Company’s products being the new platform for or “designed-in” to certain new long-term program opportunities and the Company owning certain intellectual property rights for products that support these programs as well as technology upgrades and refresh activities that are necessary for the next generation of our existing product lines.

Unused Office Space, Restructuring Expenses, and Other. The expense of $0.2 million for the three months ended September 25, 2016 was primarily due to costs to move fixed assets and plant equipment from our closed modular systems facility. The expense of $0.4 million for the three months ended September 27, 2015 was primarily due to employee termination costs related to personnel reduction actions taken during the third quarter of 2015.

Other Expense, Net.  Other expense, net, decreased to $8.6 million from $12.6 million for the three months ended September 25, 2016 and September 27, 2015, respectively. The decrease in expense of $4.0 million is primarily related to the $3.4 million loss on the extinguishment of the Company’s 7% Senior Secured Notes due 2019 (the “Notes”) which resulted from the Company’s repurchase of $175.0 million of Notes following the sale of the Herley Entities in the three months ended September 27, 2015.

Provision (Benefit) for Income Taxes.  Income tax expense (benefit) for the three months ended September 25, 2016 and September 27, 2015 was an expense of $1.9 million and a benefit of $15.3 million, respectively. For the three months ended September 25, 2016, the expense was primarily a function of the estimated effective tax rate for the year. The estimated effective tax rate is driven by estimated foreign taxes, estimated federal and state taxes, permanent book/tax differences, tax amortization of intangible assets that have an indefinite life under accounting principles generally accepted in the U.S. (“GAAP”) and the projected income or loss for the year. For the three months ended September 27, 2015, the tax benefit of $15.3 million was due to the intra-period allocation rules in ASC 740. Intra-period tax allocation rules require the Company to allocate its provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as discontinued operations, the Company must allocate the tax provision to the other categories of earnings. A related tax benefit is then recorded in continuing operations.

 Income (Loss) from Discontinued Operations. The sale of the Herley Entities occurred on August 21, 2015. The net income from discontinued operations of $50.8 million for the three months ended September 27, 2015 includes the gain on sale of the Herley Entities of $80.3 million.

Comparison of Results for the Nine Months Ended September 25, 2016 to the Nine Months Ended September 27, 2015

Revenues.  Revenues by operating segment for the nine months ended September 25, 2016 and September 27, 2015 are as follows (dollars in millions):

	September 25, 2016	September 27, 2015	$ change	% change
Kratos Government Solutions
Service revenues	$163.1	$157.4	$5.7	3.6%
Product sales	178.3	165.8	12.5	7.5%
Total Kratos Government Solutions	341.4	323.2	18.2	5.6%
Public Safety & Security Service revenues	94.9	106.1	(11.2)	(10.6)%
Unmanned Systems Product sales	50.3	50.3	—	—%
Total revenues	$486.6	$479.6	$7.0

Total service revenues	$258.0	$263.5	$(5.5)	(2.1)%
Total product sales	228.6	216.1	12.5	5.8%
Total revenues	$486.6	$479.6	$7.0	1.5%

Revenues increased $7.0 million to $486.6 million for the nine months ended September 25, 2016 from $479.6 million for the nine months ended September 27, 2015. The increase in revenues was primarily due to increased work in our satellite communications, microwave products, ballistic missile targets and training businesses, offset partially by a decline in our PSS business revenue of $11.2 million due to the wind-down of certain security installation projects and due to the Company’s change in strategic direction for the PSS business, whereby the Company will seek to capture higher margin work and only selectively bid on larger security integration projects that traditionally generate lower margins. The change in strategic focus was expected to result in overall reduced sales for PSS. Revenues in our US segment remained unchanged.

Product sales increased $12.5 million to $228.6 million for the nine months ended September 25, 2016 from $216.1 million for the nine months ended September 27, 2015, primarily as a result of an increase in product shipments in our KGS segment. As a percentage of total revenue, product sales were 47.0% for the nine months ended September 25, 2016 as compared to 45.1% for the nine months ended September 27, 2015. Service revenues decreased by $5.5 million to $258.0 million for the nine months ended September 25, 2016 from $263.5 million for the nine months ended September 27, 2015. The decrease was primarily related to the change in strategic direction in our PSS segment.

Cost of Revenues.  Cost of revenues increased $19.6 million to $379.6 million for the nine months ended September 25, 2016 from $360.0 million for the nine months ended September 27, 2015. The increase in cost of revenues was primarily a result of the $18.7 million loss accrual that was recorded on the LCASD contract in our US segment during the three months ended September 25, 2016.

Gross margin decreased to 22.0% for the nine months ended September 25, 2016 from 24.9% for the nine months ended September 27, 2015. Margins on services increased to 26.6% for the nine months ended September 25, 2016 from 24.7% for the nine months ended September 27, 2015, due primarily to a more favorable mix of revenues. Margins on products decreased to 16.8% for the nine months ended September 25, 2016 from 25.3% for the nine months ended September 27, 2015, primarily due to the mix of products shipped. Margins in the KGS segment increased to 26.1% for the nine months ended September 25, 2016 from 25.1% for the nine months ended September 27, 2015. Margins in the US segment decreased to (16.5)% for the nine months ended September 25, 2016 from 21.7% for the nine months ended September 27, 2015, primarily due to the $18.7 million loss accrual that was recorded during the three months ended September 25, 2016. Margins in the PSS segment increased to 27.5% for the nine months ended September 25, 2016 from 25.9% for the nine months ended September 27, 2015, due primarily to the change in strategic focus to smaller, higher margin projects.

SG&A Expenses.  SG&A expense was $109.6 million for the nine months ended September 25, 2016 as compared to $112.6 million for the nine months ended September 27, 2015. As a percentage of revenues, SG&A decreased to 22.5% at September 25, 2016 from 23.5% at September 27, 2015, which is primarily due to the increase in revenue discussed above and a $2.2 million decrease in amortization of intangibles, as well as due to the impact of cost reduction actions we took in the first quarter of 2016 resulting in a reduction in personnel in certain of our businesses and the closure of our manufacturing facility in Charleston, South Carolina.
.

R&D Expenses.  R&D expenses were $10.1 million for the nine months ended September 25, 2016 as compared to $11.7 million for the nine months ended September 27, 2015. As a percentage of revenues, R&D decreased to 2.1% for the nine months ended September 25, 2016 from 2.4% of revenues in the nine months ended September 27, 2015. R&D expenditures are primarily related to investments we are making in conjunction with our customers, with the objectives of the Company’s products being the new platform for or “designed-in” to certain new long-term program opportunities and the Company owning certain intellectual property rights for products that support these programs as well as technology upgrades and refresh activities that are necessary for the next generation of our existing product lines.

Unused Office Space, Restructuring Expenses, and Other. The expense of $10.5 million for the nine months ended September 25, 2016 was primarily due to a $7.8 million charge that was recorded in the Company’s modular systems business as a result of the closure of one of its manufacturing facilities and the exit from certain lower margin product business lines, a $1.9 million charge related to a litigation settlement of a contract dispute in our PSS business during the first quarter of 2016, and employee termination costs related to personnel reduction actions taken in the first quarter of 2016. The restructuring charge recorded in our modular systems business was comprised of $3.4 million related to fixed and intangible assets, $3.1 million related to exited product lines and $1.3 million related to excess facilities. The expense of $1.3 million for the nine months ended September 27, 2015 was primarily due to employee termination costs related to personnel reduction actions taken during the first three quarters of 2015.

Other Expense, Net.  Other expense, net, decreased to $25.5 million from $31.3 million for the nine months ended September 25, 2016 and September 27, 2015, respectively. The decrease in expense of $5.8 million is primarily related to the $3.4 million loss on the extinguishment of the Company’s 7% Senior Secured Notes due 2019 (the “Notes”) which occurred due to the repurchase of the $175.0 million of Notes in conjunction with the sale of the Herley Entities in the nine months ended September 25, 2016, $1.2 million decrease in interest expense, and $1.2 million related to foreign currency transaction gains in the nine months ended September 25, 2016 as compared to foreign currency transaction losses for the nine months ended September 27, 2015.

Provision (Benefit) for Income Taxes.  Income tax expense (benefit) for the nine months ended September 25, 2016 and September 27, 2015 was an expense of $7.3 million and a benefit of $11.1 million, respectively. For the nine months ended September 25, 2016 the expense was primarily a function of the estimated effective tax rate for the year. The estimated effective tax rate is driven by estimated foreign taxes, estimated federal and state taxes, permanent book/tax differences, tax amortization of intangible assets that have an indefinite life under GAAP and the projected income or loss for the year. The income tax expense for the nine months ended September 25, 2016 includes a discrete tax expense of $1.9 million related to an increase in uncertain tax positions. For the nine months ended September 27, 2015, the tax benefit of $11.1 million was due to the intra-period allocation rules in ASC 740.

 Income (Loss) from Discontinued Operations. The sale of the Herley Entities occurred on August 21, 2015. The net income from discontinued operations of $50.0 million for the nine months ended September 27, 2015 includes the gain on sale of the Herley Entities of $80.3 million.

Backlog

As of September 25, 2016 and September 27, 2015, our backlog was approximately $900.9 million and $960.7 million, respectively, of which $582.4 million was funded in 2016 and $551.5 million was funded in 2015. Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Our funded backlog does not include the full potential value of our contracts because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly or quarterly basis even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriation and the procuring agency allocates funding to the contract.

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

Liquidity and Capital Resources

As of September 25, 2016, we had cash and cash equivalents of $20.5 million compared with cash and cash equivalents of $28.5 million as of December 27, 2015, which includes $6.3 million and $10.8 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds; however, earnings of these foreign subsidiaries are considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. we believe that they could be repatriated, and their repatriation into the U.S. may cause us to incur additional U.S. income taxes or foreign withholding taxes. We expect that any additional U.S. income taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated. We do not currently intend to repatriate these earnings.

Our total debt, including capital lease obligations, principal due on our Notes, and other term debt increased from $445.1 million at December 27, 2015 to $446.0 million at September 25, 2016, due to the amortization of the discount on our Notes and the amortization of deferred financing costs, partially offset by the principal payment required on our ten-year term loan with a bank in Israel.

Our operating cash flow is used to, among other things, finance trade accounts receivable, inventory, capital expenditures, support ongoing operations, fund investments for new products and offerings, service our debt and make strategic acquisitions. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our Days Sales Outstanding (“DSOs”) have increased from 106 days at December 27, 2015 to 114 days as of September 25, 2016, primarily as a result of certain contractual billing milestones that have not yet been attained, such as equipment shipments and deliveries on certain products, and for certain flight requirements that must be fulfilled on certain aerial target programs, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time. In addition, during the first quarter of fiscal 2016 we invoiced sizable advanced billings on certain contracts for which work has not yet commenced or has recently commenced and therefore expected revenue has not yet been earned or recorded, which resulted in an increase to our DSOs. As work is performed and revenue is earned and recorded on these projects, the DSOs related to these projects are expected to reduce. The challenging DoD budgetary environment described above, which has in certain instances caused delays in obtaining funding necessary to proceed with payments, has contributed to the increase in our DSOs as well.

A summary of our net cash used in operating activities from continuing operations, investing activities, and financing activities and our cash flows from discontinued operations from our condensed consolidated statements of cash flows is as follows (in millions):

	Nine Months Ended
	September 25, 2016	September 27, 2015
Net cash used in operating activities from continuing operations	$(8.7)	$(23.4)
Net cash used in investing activities	(5.0)	(2.5)
Net cash provided by (used in) financing activities from continuing operations	1.3	(213.9)
Net operating cash flows of discontinued operations	0.1	1.9
Net investing cash flows of discontinued operations	4.3	240.3

Net cash used in operating activities from continuing operations for the nine months ended September 25, 2016 and September 27, 2015 was negatively impacted by our net loss and changes in working capital accounts.

 Net cash used in investing activities for the nine months ended September 25, 2016 is comprised of capital expenditures, which consist primarily of investment in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business. Net cash used in investing activities for the nine months ended September 27, 2015 is primarily driven by capital expenditures, offset by a reduction in our restricted cash balances.

Net cash provided by financing activities from continuing operations for the nine months ended September 25, 2016 was primarily proceeds from our employee stock purchase plan. Net cash flows used in financing activities from continuing operations for the nine months ended September 27, 2015 was primarily due to the repurchase of $175.0 million of our 7% Notes and the repayment of $41.0 million outstanding on our Credit Agreement.

The investing cash flow from discontinued operations for the nine months ended September 25, 2016 reflects cash provided of $4.3 million, primarily related to the reimbursement of taxes related to the Transaction. The operating cash flow from discontinued operations for the nine month period ended September 27, 2015 is substantially related to the Herley Entities. The investing cash flow from discontinued operations for the nine months ended September 27, 2015 reflects cash provided of $240.3 million, which is related to the sale of the Herley Entities.

We expect that our capital expenditures will increase in the next 24 to 30 months as we produce and manufacture two Company-owned air vehicles, production tooling equipment for manufacture, and related launch equipment related to our Low-Cost Attritable Strike Unmanned Aerial System demonstration contract in our unmanned systems segment. The expected capital expenditures related to this project are estimated to be approximately $14.2 million.

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

We pay interest on the Notes semi-annually, in arrears, on May 15 and November 15 of each year. The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of September 25, 2016, we were in compliance with the covenants contained in the Indenture governing the Notes.

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

Following the sale of our U.S. and U.K. Electronic Products Division (see Note 2 of the Notes to the Condensed Consolidated Financial Statements), on September 22, 2015, we repurchased $175.0 million of the Notes at par, in accordance with the Indenture and on August 21, 2015 we paid down the $41.0 million outstanding on our $110.0 million Credit Agreement.

The total reacquisition price of the Notes was $178.4 million, including the write off of $1.8 million of unamortized issue costs, $1.4 million of unamortized discount, along with $0.2 million of legal fees, which resulted in a loss on extinguishment of debt of $3.4 million.

As of September 25, 2016, we have reinvested all net proceeds remaining after the repurchase of the $175.0 million of Notes in replacement collateral under the Indenture within 360 days following the asset disposition.

As of September 25, 2016, there was $450.0 million in Notes outstanding.

Other Indebtedness

$110.0 Million Credit Agreement

On May 14, 2014, we replaced our credit facility with KeyBank National Association and entered into the Credit Agreement. The Credit Agreement established a five-year senior secured revolving credit facility in the maximum amount of $110.0 million (subject to a potential increase of the maximum principal amount to $135.0 million, subject to the Agent’s and applicable lenders’ approval as described therein), consisting of a subline for letters of credit in an amount not to exceed $50.0 million, as well as a swingline loan in an aggregate principal amount at any time outstanding not to exceed $10.0 million. The Credit Agreement is secured by a lien on substantially all of our assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. Our obligations under the Credit Agreement are secured by a first priority lien on our accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property). Our obligations under the Credit Agreement are secured by a second priority lien, junior to the lien securing the Notes, on all of our other assets.

The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, and investments, and limits on other various payments, as well as a financial covenant relating to a minimum fixed charge coverage ratio of 1.15:1 (as modified per the Third Amendment and the Fourth Amendment, as defined and discussed below). Events of default under the terms of the Credit Agreement include, but are not limited to: our failure to pay any principal of any loans in full when due and payable; our failure to pay any interest on any loan or any fee or other amount payable under the Credit Agreement within three business days after the date when due and payable; our failure or the failure of any of our subsidiaries to comply with certain covenants and agreements, subject to applicable grace periods and/or notice requirements; any representation, warranty or statement made in or pursuant to the Credit Agreement or any related writing or any other material information furnished by us or any of our subsidiaries to the Agent or the lenders proving to be false or erroneous; and the occurrence of an event or condition having or reasonably likely to have a material adverse effect, which includes a material adverse effect on the business, operations, condition (financial or otherwise) or our prospects or our ability to repay our obligations. Where an event of default arises from certain bankruptcy events, the commitments will automatically and immediately terminate and the principal of, and interest then outstanding on, all of the loans will become immediately due and payable. Subject to certain notice requirements and other conditions, upon the occurrence of an event of default, including the occurrence of a condition having or reasonably likely to have a material adverse effect, commitments may be terminated and the principal of, and interest then outstanding on, all of the loans may become immediately due and payable. As of September 25, 2016, no event of default had occurred and we believe that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Credit Agreement, have not occurred and the likelihood of such events or conditions occurring is remote.

Borrowings under the revolving Credit Agreement may take the form of a base rate revolving loan, Eurodollar revolving loan or swingline loan.  Base rate revolving loans and swingline loans will bear interest at a rate per annum equal to the sum of the applicable margin from time to time in effect plus the highest of (i) the Agent’s prime lending rate, as in effect at such time, (ii) the federal funds rate, as in effect at such time, plus 0.50% per annum, and (iii) the adjusted London Interbank Offered Rate (“LIBOR”) determined at such time for an interest period of one month, plus 1.00% per annum. Eurodollar revolving loans will bear interest at a rate per annum equal to the sum of the applicable margin from time to time in effect plus the adjusted LIBOR. The applicable margin varies between 1.50% and 2.00% for base rate revolving loans and swingline loans and 2.50% and 3.00% for Eurodollar loans, and is based on several factors including our then-existing borrowing base and the Lender’s total commitment amount and revolving credit exposure. The calculation of our borrowing base takes into account several items relating to us and our subsidiaries, including amounts due and owing under billed and unbilled accounts receivables, then-held eligible raw materials inventory, work-in-process inventory, and applicable reserves.

On May 31, 2015, we entered into a third amendment (the “Third Amendment”) to the Credit Agreement. Under the terms of the Third Amendment, the definitions of certain terms of the Credit Agreement were modified, the disposition of the Herley Entities was approved by the lenders, a minimum $175.0 million repurchase of the Notes by the Company was required, and the payment in full of the outstanding balance of the Credit Agreement was required upon consummation of the sale of the Herley Entities. Additionally, the measurement of the fixed charge coverage ratio of 1.15:1 was modified as follows: (i) the fixed charge coverage ratio will not be measured as of the end of any quarterly reporting period ending after June 30, 2015, if on such date (a) there are no outstanding revolving loans or swingline loans and (b) the aggregate amount outstanding under letters of credit is less than or equal to $17.0 million; and (ii) as to any subsequent quarterly reporting period ending after June 30, 2015, and not covered by (i) above, a fixed charge coverage ratio of at least 1.05:1 must be maintained if the percentage of (a) outstanding revolving loans plus the sum of the outstanding swingline loans and outstanding letters of credit that are in excess of $17.0 million, to (b) the revolving credit commitment, minus the Herley Disposition Proceeds Reinvestment Reserve, as defined below, is greater than 0.00% but less than 15.00% or a fixed charge coverage ratio of at least 1.10:1 must be maintained if the aforementioned percentage is equal to or greater than 15.00% but less than 25.00%. In all other instances, a fixed charge coverage ratio of at least 1.15:1 must be maintained. For purposes of computing the fixed charge coverage ratio, consolidated interest expense in connection with the repurchase of Notes with proceeds from the sale of the Herley Entities will be deemed to have occurred on the first day of the most recently completed four quarterly reporting periods prior to the sale.

The terms of the Third Amendment also included the establishment of a reserve (the “Herley Disposition Proceeds Reinvestment Reserve”) that reduced the maximum $110.0 million total borrowing base on the Credit Agreement. With the sale of the Herley Entities, a $50.8 million reserve was established based upon the collateral carrying value under the Credit Agreement of the Herley Entities disposed. The reserve and therefore the maximum borrowing base were adjusted monthly for the subsequent cumulative reinvestment in similar collateral assets over a period not to have exceeded 360 days from the date of sale of the Herley Entities. As of September 25, 2016, there was no reserve on the maximum borrowings, resulting from a cumulative reinvestment in similar collateral assets since the sale of the Herley Entities in excess of the $50.8 million reserve established at the date of the sale of the Herley Entities. We made investments in assets that replaced the collateral, which reinstated the maximum facility to the full $110.0 million as of the end of the first quarter of 2016.

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

As of September 25, 2016, there were no borrowings outstanding on the Credit Agreement and $11.2 million was outstanding on letters of credit, resulting in net borrowing base availability of $44.8 million. We were in compliance with the financial covenants as of September 25, 2016.

Debt Acquired in Acquisition

 We assumed a $10.0 million ten-year term loan with a bank in Israel entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance under the term loan as of September 25, 2016 was $2.0 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement governing the term loan contains various covenants, including a minimum net equity covenant as defined in the loan agreement. We were in compliance with the financial covenants contained in the loan agreement as of September 25, 2016.

Other Liquidity Matters

We believe that our cash on hand, together with funds available under the Credit Agreement and cash expected to be generated from operating activities, will be sufficient to fund our anticipated working capital and other cash needs for at least the next 12 months.

As discussed in Part I, Item 1A, “Risk Factors” of the Form 10-K, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in our industry deteriorate or our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues or further reduce our expenses, we may experience, in the future, a significant long-term negative impact on our financial results and cash flows from operations. In such a situation, we could fall out of compliance with our financial and other covenants, which, if not waived, could limit our liquidity and capital resources.

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

Our cash and cash equivalents as of September 25, 2016 were $20.5 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on our net loss for the nine months ended September 25, 2016.

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 25, 2016.

Changes in Internal Control Over Financial Reporting

We operate under the COSO (Committee of Sponsoring Organizations) 2013 Framework. There was no change in our internal control over financial reporting during the three months ended September 25, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 11 of the Notes to the Condensed Consolidated Financial Statements contained within this Quarterly Report for a discussion of our legal proceedings.

Item 1A.  Risk Factors.

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report, as well as the risk factors disclosed in Item 1A to Part I of the Form 10-K (which are hereby incorporated by reference), and other reports that we have filed with the SEC. Any of the risks discussed in such reports, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects. There have been no material changes in our risk factors as previously disclosed in the Form 10-K during the period covered by this Quarterly Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

 None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
2.1#†	Stock Purchase Agreement, dated May 31, 2015, among Kratos Defense & Security Solutions, Inc., Herley Industries, Inc., Ultra Electronics Defense Inc. and Ultra Electronics Holdings plc.	10-Q	08/06/2015 (001-34460)	2.4
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	11/13/2001 (0-27231)	4.1
3.2	Certificate of Ownership and Merger of Kratos Defense & Security Solutions, Inc. into Wireless Facilities, Inc.	8-K	09/14/2007 (0-27231)	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	11/3/2009 (0-27231)	3.1
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock.	10-Q	11/13/2001 (0-27231)	4.2
3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (included as Exhibit A to the Preferred Stock Purchase Agreement dated as of May 16, 2002 among the Company, Meritech Capital Partners II L.P., Meritech Capital Affiliates II L.P., MCB Entrepreneur Partners II L.P., Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, Limited Partnership, Oak Investment Partners IX, L.P., Oak Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., and the KLS Trust dated July 14, 1999).	8-K/A	06/5/2002 (000-27231)	4.1
3.6	Certificate of Designation of the Series C Preferred Stock.	8-K	12/17/2004 (0-27231)	3.1
3.7	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc.	8-K	03/15/2011 (0-27231)	3.1
3.8	Amendment to the Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc.	10-Q	11/07/2014 (001-34460)	3.8
4.1	Specimen Stock Certificate.	10-K	03/02/2011 (001-34460)	4.1
4.2	Indenture, dated as of May 14, 2014, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent (including the Form of 7.00% Senior Secured Notes due 2019).	8-K	05/15/2014 (001-34460)	4.1
4.3	Registration Rights Agreement, dated as of May 14, 2014, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors party thereto, and SunTrust Robinson Humphrey, Inc., as Representative of the Initial Purchasers.	8-K	05/15/2014 (001-34460)	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
10.1	Employment Agreement effective August 5, 2016, by and between Kratos Defense & Security Solutions, Inc. and Gerald Beaman.	8-K	8/9/2016 (001-34460)	10.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
101
Financial statements from the Quarterly Report on Form 10-Q of Kratos Defense & Security Solutions, Inc. for the quarter ended September 25, 2016 formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Notes to the Condensed Consolidated Financial Statements.
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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ MARIA CERVANTES DE BURGREEN, CPA
Maria Cervantes de Burgreen
Vice President and Corporate Controller
(Principal Accounting Officer)
Date:	November 2, 2016