Form 10-K
period 2016-12-25
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2017-02-27
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 25, 2016
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
Commission file number 001-34460
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-3818604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates as of June 26, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $182.6 million, based on the closing sale price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on such date. This disclosure excludes shares of common stock held by executive officers, directors and stockholders whose individual ownership exceeds 10% of the common stock outstanding on June 26, 2016 because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of February 24, 2017, 74,533,342 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference
Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K incorporate information by reference from the registrant’s definitive proxy statement filed pursuant to Regulation 14A in connection with the registrant’s 2017 Annual Meeting of Stockholders or an amendment to this annual report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report on Form 10-K.

2

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
 FORM 10-K
 FOR THE FISCAL YEAR ENDED DECEMBER 25, 2016

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
On November 2, 2015, Barack Obama signed the Bipartisan Budget Act of 2015, formalizing the terms of a two-year budget agreement which raised the U.S. debt ceiling and lifted the sequestration spending caps by $80.0 billion. Under the budget agreement, the total federal spending increase over the BCA topline funding caps was $50.0 billion in FY 2016 and $30.0 billion in FY 2017, with the amounts divided equally between defense and domestic priorities. The overall discretionary budget was set at $1.067 trillion in FY 2016 and $1.07 trillion in FY 2017. The FY 2016 discretionary defense budget was $548.1 billion, a $25.0 billion increase over the BCA topline funding caps.

Under the Bipartisan Budget Act of 2015, the Obama Administration received $33.0 billion of the $38.0 billion national defense spending increase it sought in FY 2016. In summary the budget agreement:

•	extended the BCA out to 2025;

•	suspended the U.S. debt limit/ceiling until March 2017;

•	increased spending caps for FY 2016 and FY 2017 by $80.0 billion, including $50.0 billion in FY 2016 and $30.0 billion in FY 2017, split evenly between defense and domestic priorities; and

•	included a FY 2016 DoD base budget of $548.0 billion and a FY 2016 overseas contingency operation budget of $59.0 billion.

On December 18, 2015, Congress passed and Mr. Obama signed the Consolidated Appropriations Act of 2016, which provided funding for the U.S. Government for FY 2016, providing $1.1 trillion in discretionary funding for federal agencies through September 2016. Mr. Obama signed a continuing resolution in September 2016, which was extended in December 2016, and provides funding for the U.S. Government at FY 2016 levels through April 28, 2017.

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

Competitive Strengths
Kratos’ primary competitive strengths are our intellectual property, proprietary products, customer relationships and the designed-in position of our technology and products into our customers’ platforms and systems.
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

Diverse base of key contracts with low concentration. Many of our contracts are single-award and or sole source in nature, where Kratos is the only awardee by the customer. In many cases, our ability to obtain single award, sole source contracts is due to our intellectual property, proprietary products, past performance qualifications and relative experience. We have a highly diverse base of contracts with no contract representing more than 5% of 2016 revenue. Our fixed-price contracts, the vast majority of which are production contracts, represent approximately 83% of our 2016 revenue. Our cost-plus-fee contracts and time and materials contracts represent approximately 12% and 5%, respectively, of our 2016 revenue. We believe our diverse base of key contracts and low reliance on any one contract provides us with a stable, balanced revenue stream.
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
Significant cash flow visibility driven by stable backlog. As of December 25, 2016, our total backlog (see Backlog below) was approximately $899.7 million, of which approximately $626.1 million was funded backlog. The majority of our sales are from orders issued under long-term contracts, typically three to five years in duration. Our contract backlog provides visibility into stable future revenue and cash flow over a diverse set of contracts.
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
Our Strategy
Our strategy is to focus on our core business areas, including Unmanned Systems, Satellite Communications, Cyber Security, Microwave Electronics and Training Systems. We will continue to invest in differentiating technology and intellectual property ownership for our products and systems. We intend to be the leader in designing, developing, demonstrating and delivering to the warfighter leading technology systems very rapidly, for a low cost.
Internal Growth
We are focused on generating internal growth by capitalizing on our intellectual property, proprietary products, current contract base and customer relationships. We will make targeted discretionary investments in strategic growth areas including; unmanned systems, satellite communications, microwave electronics, cyber security and training systems, which have the highest potential for growth and in which we will retain the intellectual property rights.
Expand technology product, solution and service offerings provided to existing customers. We are focused on expanding the technology, products and solutions we provide to our current customers by leveraging our strong relationships, technical capabilities, intellectual property and past performance record and by offering a wider range of comprehensive low-cost technology rich products and solutions. In regard to areas of specialization, our product and solution offerings include manufacturing of specialized defense electronics products, integrated technology solutions for satellite communications and specialized high performance unmanned aerial aircraft, targets, Unmanned Aerial Systems (“UAS”) and Unmanned Ground Systems (“UGS”). We believe our understanding of customer missions, processes, needs and requirements, and our ability to rapidly deliver low cost, technology leading products and solutions, position us well for success in the current constrained budget environment.
Capitalize on current contract base. We are pursuing new program and contract opportunities and awards as we build the business with our expanding technology base, intellectual property ownership, contract portfolio, and product, solution and service offerings. We are also aggressively pursuing several new national security priority areas, including high performance unmanned aerial systems, satellite communications command, control and signal monitoring products, microwave electronics for missiles, radars, electronic warfare and communications, cyber security solutions, specialized training systems, autonomy, artificial intelligence, robotics, directed energy systems, hypersonic systems, electromagnetic rail gun systems and next generation ballistic missile targets. We are also assessing new tactical program areas and platforms to pursue that are consistent with our core capabilities, technology and intellectual property.
Expand customer and contract base. We are focused on expanding our customer base into areas with significant growth opportunities by leveraging our technology, intellectual property, proprietary products, capabilities, industry reputation, long-term customer relationships and diverse contract base. We anticipate that this expansion will enable us both to pursue larger program opportunities, higher value work and to further diversify our revenue base across additional U.S. Government, international and commercial customers.
Improve operating margins. We believe that we have opportunities to increase our operating margins and improve profitability by capitalizing on our corporate infrastructure investments as our business grows and revenues increase. We are proactively focused on improving efficiencies, reducing costs, and concentrating our efforts on operational excellence.
Invest in strategic growth areas. Over the past several years, we have made significant investments in strategic growth areas including the unmanned tactical aircraft systems area. Specifically, we have increased internally funded research and development, capital expenditures and infrastructure investments, including executive management, bid, proposal and new business capture and pursuit expenses. We have made these investments with the intention of designing and demonstrating high performance jet powered unmanned combat aerial systems. These investments also allow us to retain the intellectual property rights and design packages for these platforms, and to ultimately secure sole source production positions in these strategic growth areas. Specifically, we have invested over $50 million in our UAS through internally funded research and development, contract design retrofit costs for new platforms under development and capital expenditures for aircraft and related equipment related to this strategic growth area.
We invested in internally funded research and development and capital expenditures to build our own UTAP-22 UAS from 2012 to 2015, and demonstrated the capabilities of the UTAP-22 in a flight demonstration in the fall of 2015. As a result, we were awarded a $12.6 million award prime contract from the Defense Innovation Unit Experimental (DIUx) for sensor integration into our UTAP-22 unmanned aerial system the following year. Under this effort, we will integrate certain sensors into our UTAP-22 and will participate in a large, complex flight exercise in 2017. Additionally, we received a $40.8 million single award, cost-share contract from the Air Force Research Laboratory (AFRL) for the Low Cost Attritable Unmanned Aerial System Demonstration (“LCASD”). Under the LCASD contract award, we will design, develop, deliver, demonstrate and test a technical baseline for a high-speed long-range, low-cost limited life-strike UAS. For our investment, we will retain hard and other assets, and important intellectual property, software, data, platform and system rights, which we believe will be critically important and valuable over the expected long-term life of this platform, including with respect to future production opportunities. We also were awarded one of four prime contract awards from the Defense Advanced Research Project Agency (DARPA) for the Gremlins program. Under the Gremlins program, DARPA envisions a swarm of approximately 20 high performance UAVs that are deployed by an inflight aircraft, and are later recovered, inflight, by an aircraft. The approximate $3.9 million Phase 1 contracts were awarded to four competing companies, with the intent to ultimately down select to one finalist company over a period of approximately 36 months.

Capitalize on corporate infrastructure investments. In recent periods, we have made significant investments in our senior management and corporate infrastructure related to cyber security threats to our Company, increased and changing regulations we are subject to, and the changing national security environment. These investments also included hiring senior executives with significant experience in the national security industry, strengthening our internal controls over financial reporting and accounting staff in support of public company reporting requirements, and expanding our backlog and bid and proposal pipeline. We expect to be allocating additional resources in our pursuit of new, larger and highly technical contract opportunities. We believe our management experience and corporate infrastructure can support a company with a much larger revenue base than ours. Accordingly, we believe that, to the extent our revenue grows, we will be able to leverage this infrastructure base and increase our operating margins.
Customers
A representative list of our customers in our KGS and US segments during 2016 included the U.S. Air Force, U.S. Army, U.S. Navy, U.S. Marines, Missile Defense Agency, Space Command, the Department of Homeland Security, the National Aeronautics and Space Administration, Foreign Military Sales (“FMS”), the U.S. Southern Command, Defense Innovation Unit Experimental, Strategic Command (STRATCOM), Special Capabilities Office (SCO), U.S. intelligence community and certain classified customers. In 2016, representative customers in the PSS segment included Metropolitan Transportation Authority of New York, Prince George’s County Public Schools, Children’s Hospital of Philadelphia, JP Morgan Chase, Alamo Colleges, City of Galveston, Texas Orthopedic Hospital, Port Authority of New York & New Jersey, Fidelity, Scripps Clinic, PNC Bank, Halliburton, AT&T, Chevron, Exxon, Calpine Power Plants, DuPont Fabros, BP America, Houston Community College, Siemens, San Francisco Municipal Transportation Agency, and New Flyer.
Revenue from the U.S. Government (which includes FMS) includes revenue from contracts for which we are the prime contractor as well as those for which we are a subcontractor and the ultimate customer is the U.S. Government. Revenues from U.S. Government agency customers in aggregate accounted for approximately 60%, 61% and 57% of total revenues in 2016, 2015, and 2014, respectively.

Revenues from foreign customers were approximately $80.1 million or 12%, $73.2 million or 11%, and $89.0 million or 12% of total revenue for the years ended December 25, 2016, December 27, 2015, and December 28, 2014, respectively.

Backlog

As of December 25, 2016 and December 27, 2015, our backlog was approximately $899.7 million and $913.8 million, respectively, of which $626.1 million was funded in 2016 and $528.7 million was funded in 2015. Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Our funded backlog does not include the full potential value of our contracts because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly or quarterly basis even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriation and the procuring agency allocates funding to the contract.

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

Employees
As of December 25, 2016, we had a work force of approximately 2,900 full-time, part-time and on-call employees.
Competition
Our market is competitive and includes a number of companies in the U.S. defense and security system integration industries. Many of the companies that we compete against have significantly greater financial, technical and marketing resources and generate greater revenues than we do. Competition in the KGS and US segments include tier one, large U.S. Government contractors such as Northrop Grumman, Lockheed Martin, General Dynamics, Raytheon, BAE Systems, L3, Orbital/ATK and Boeing. While we view other government contractors as competitors, we also team with these same companies in joint proposals or in the delivery of our products, solutions and services for customers. Tier two competitors include smaller government contractors such as Mercury Computer, Qinetiq, Cobham and AAR. Intense competition and long operating cycles are key characteristics of our business within the defense industry. It is also common in the defense industry for work on major programs to be shared among a number of companies. A company competing to be a prime contractor or subcontractor on an award may, upon final award of the contract to another competitor, become a subcontractor for the final prime contractor. It is not unusual to compete for a contract award with a peer company and simultaneously perform as a supplier to or be a customer of that same competitor on other contracts, or vice versa. The nature of major defense programs, conducted under binding contracts, allows companies that perform well to benefit from a level of program continuity not frequently found in other industries. Competition in the PSS segment includes Siemens Building Technology, Johnson Controls, and Convergint Technologies, among others.
We believe that the principal competitive factors in our ability to win new business include our intellectual property, proprietary products, technology and ability to rapidly design, demonstrate and deliver systems to the warfighter at a low cost. Also important is our past performance qualifications, customer relationships, domain and technology expertise, the ability to replace contract vehicles, the ability to deliver results within budget (time and cost), reputation, accountability, staffing flexibility, and project management expertise. Additionally, our ability to deliver cost effective products, solutions and services that meet our customers’ requirements is a key differentiator. The current federal procurement environment in the government services area is driven primarily by “low price, technically acceptable” contract award decisions. Accordingly, innovation and the ability for a contractor to quickly deliver a low cost, technically compliant solution or product are critical in the current competitive environment. In addition, competitor bid protests have become more prevalent in the current competitive environment, resulting in further delay of contract procurement activity.
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
Research and Development
We believe that our future success depends upon our ability to continue to develop new products and services, and enhancements to and applications for our existing products and services. Our research and development expenses were $13.9 million, $16.2 million and $18.6 million in 2016, 2015, and 2014, respectively. We intend to continue our focus on research and development as a key strategy for growth, which will focus on investments in those fields that we believe will offer the greatest opportunity for growth and profitability. Our current primary internal research and development (“IR&D”) focus areas include unmanned systems, electronic warfare, satellite communications and signal monitoring.
Intellectual Property
We believe that our continued success depends in large part on our proprietary technology, the intellectual skills of our employees and the ability of our employees to continue to innovate. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights.
As of December 25, 2016, we held a number of U.S. and foreign patents. We do not consider our business to be materially dependent upon any individual patent. We will continue to file and pursue patent applications when and where appropriate to attempt to protect our rights in our proprietary technologies. We also encourage our employees to continue to invent and develop new technologies so as to maintain our competitiveness in the marketplace.
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
During fiscal year 2016, the  Company paid $1.9 million to one of its suppliers, 5-D Systems, Inc. (“5-D”) for engineering services rendered to its Unmanned Systems business unit. Steve Fendley, who was promoted in January 2017 to President of our Unmanned Systems Division, is a cofounder and owns 33.3% of 5-D. Going forward, transactions with 5-D will be subject to review and approval by our Audit Committee and our board of directors consistent with the Company's policies regarding related party transactions.

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
In fiscal 2016 , 2015 and 2014, we generated 60%, 61% and 57%, respectively, of our total revenues from contracts with the U.S. Government (including all branches of the U.S. military and FMS), either as a prime contractor or a subcontractor. We expect to continue to derive most of our revenues from work performed under U.S. Government contracts. See the Industry Update section in Item 1 “Business” contained within this Annual Report for a discussion of the current budgetary and funding constraints on U.S. Government spending and legislation enacted to reduce the U.S. federal deficit. As a result, we have experienced and expect to continue to experience reduced or delayed awards on some of our programs, with a related negative impact to our revenues, earnings and cash flows. Competitor bid protests also have become more prevalent in the current competitive environment resulting from decreased government spending, which has led to further contract award delays. In addition, any future changes to the fiscal policies of the U.S. Government and foreign governmental entities may decrease overall government funding for defense and homeland security, result in delays in the procurement of our products and services due to lack of funding, cause the U.S. Government and government agencies to reduce their purchases under existing contracts, or cause them to exercise their rights to terminate contracts at-will or to abstain from exercising options to renew contracts, any of which would have an adverse effect on our business, financial condition, results of operations and/or cash flows.
Significant delays or reductions in appropriations for our programs and U.S. Government funding more broadly may negatively impact our business and programs and could have a material adverse effect on our financial position, results of operations and/or cash flows.
U.S. Government programs are subject to annual congressional budget authorization and appropriation processes. For many programs, Congress appropriates funds on a fiscal year basis even though the program performance period may extend over several years. Consequently, programs are often partially funded initially and additional funds are committed only as Congress makes further appropriations. If we incur costs in excess of funds obligated on a contract, we may be at risk for reimbursement of those costs unless and until additional funds are obligated to the contract. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the annual budget process ultimately approved by Congress and the President or in separate supplemental appropriations or continuing resolutions, as applicable. Laws and plans adopted by the U.S. Government relating to, along with pressures on and uncertainty surrounding the federal budget, potential changes in priorities and defense spending levels, sequestration, the appropriations process, use of continuing resolutions (with restrictions, e.g., on new starts) and the permissible federal debt limit, could adversely affect the funding for individual programs and delay purchasing or payment decisions by our customers. In the event government funding for our significant programs becomes unavailable, or is reduced or delayed, or planned orders are reduced, our contract or subcontract under such programs may be terminated or adjusted by the U.S. Government or the prime contractor.
The budget environment, including sequestration as currently mandated, and uncertainty surrounding the appropriations processes, remain significant long-term risks. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the new Administration and Congress, what challenges budget reductions (required by the BCA and otherwise) will present for the defense industry and whether an annual appropriations bill will be enacted for FY 2017. If an annual appropriations bill is not enacted for FY 2017 or beyond, the U.S. Government may continue to operate under a continuing resolution, restricting new contract or program starts, and we may face a government shutdown of unknown duration. It is likely budget and program decisions made in this environment would have long-term implications for our Company and the entire defense industry.
If the debt ceiling is breached, we may be required to continue to perform for some period of time on certain of our U.S. Government contracts even if the U.S. Government is unable to make timely payments. Unforeseen circumstances could cause an extended debt ceiling breach and have significant near and long-term consequences for our Company, our employees, our suppliers and the defense industry.
Long-term funding for certain programs in which we participate may be reduced, delayed or cancelled. In addition, budget cuts globally could adversely affect the viability of our subcontractors and suppliers, and our employee base. While we believe that our business is well-positioned in areas that the DoD and other customers have indicated are areas of focus for future defense spending, the long-term impact of the BCA, other defense spending cuts, the debt ceiling and the ongoing fiscal debates remain uncertain.
Significant delays or reductions in appropriations; long-term funding under a continuing resolution; an extended debt ceiling breach or government shutdown; and/or future budget and program decisions, among other items, may negatively impact our business and programs and could have a material adverse effect on our financial position, results of operations and/or cash flow.
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
Many of our contracts contain performance obligations that require innovative design capabilities, are technologically complex, require state-of-the-art manufacturing expertise, or are dependent upon factors not wholly within our control. Failure to meet these obligations could adversely affect our profitability and future prospects. Early termination of client contracts or contract penalties could adversely affect our results of operations.
We design, develop, and manufacture technologically advanced and innovative products and services, which are applied by our customers in a variety of environments. Problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and intellectual property rights, labor, inability to achieve learning curve assumptions, manufacturing materials or components could prevent us from meeting requirements. Either we or the customer may generally terminate a contract as a result of a material uncured breach by the other. If we breach a contract or fail to perform in accordance with contractual service levels, delivery schedules, performance specifications, or other contractual requirements set forth therein, the other party thereto may terminate such contract for default, and we may be required to refund money previously paid to us by the customer or to pay penalties or other damages. Even if we have not breached, we may deal with various situations from time to time that may result in the amendment or termination of a contract. These steps can result in significant current period charges and/or reductions in current or future revenue. Other factors that may affect revenue and profitability include inaccurate cost estimates, design issues, unforeseen costs and expenses not covered by insurance or indemnification from the customer, diversion of management focus in responding to unforeseen problems, and loss of follow-on work.
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
Our earnings and profitability depend, in part, on subcontractor and supplier performance and product availability.
We rely on other companies to provide major components for our products. For instance, we build the airframe, electronics and flight control systems for our unmanned aerial systems. We rely on our suppliers to provide the engines and parachutes for landing the aircraft. Disruptions or performance problems caused by our subcontractors and suppliers, or a misalignment between our contractual obligations to our customers and our agreements with our subcontractors and suppliers, could have an adverse effect on our ability to meet our commitments to customers.
Our ability to perform our obligations on time could be adversely affected if one or more of our subcontractors or suppliers were unable to provide the agreed-upon products or materials or perform the agreed-upon services in a timely, compliant and cost-effective manner or otherwise to meet the requirements of the contract. Changes in economic conditions, including changes in defense budgets or credit availability, or other changes impacting a subcontractor or supplier (including changes in ownership or operations) could adversely affect the financial stability of our subcontractors and suppliers and/or their ability to perform. The inability of our suppliers to perform, or their inability to perform adequately, could also result in the need for us to transition to alternate suppliers, which could result in significant incremental cost and delay or the need for us to provide other resources to support our existing suppliers.
In connection with our U.S. Government contracts, we are required to procure certain materials, components and parts from supply sources approved by the customer. We also are facing increased and changing regulatory requirements, many of which apply to our subcontractors and suppliers. In some cases, there may be only one supplier for certain components. If a sole source supplier cannot meet our needs or is otherwise unavailable, we may be unable to find a suitable alternative.
Our procurement practices are intended to reduce the likelihood of our procurement of counterfeit, unauthorized or otherwise non-compliant parts or materials. We rely on our subcontractors and suppliers to comply with applicable laws and regulations, including regarding the parts or materials we procure from them; in some circumstances, we rely on certifications provided by our subcontractors and suppliers regarding their compliance. We also rely on our subcontractors and suppliers to effectively mitigate the risk of cyber and security threats or other disruptions with respect to the products and components they deliver to us and the information entrusted to them by us or our customers.
If we are unable to procure or experience significant delays in subcontractor or supplier deliveries of, needed materials, components, intellectual property or parts; if our subcontractors or suppliers do not comply with all applicable laws and regulations; if the certifications we receive from them are inaccurate; or if what we receive is counterfeit or otherwise improper, it could have a material adverse effect on our financial position, results of operations and/or cash flows.

We face intense competition from many competitors that have greater resources than we do, which could result in price reductions, reduced profitability or loss of market share.
We operate in highly competitive markets and generally encounter intense competition to win contracts from many other firms, including mid-tier federal contractors with specialized capabilities, large defense contractors and IT services providers. Competition in our markets may increase as a result of a number of factors, such as the entrance of new or larger competitors, including those formed through alliances or consolidation, or the reduction in the overall number of government contracts. We may also face competition from prime contractors for whom we currently serve as subcontractors or teammates if those prime contractors choose to offer customer services of the type that we are currently providing. Recently, procurement award determinations have been based on lowest price, technically acceptable proposals. In addition, we may face competition from our subcontractors who, from time-to-time, seek to obtain prime contractor status on contracts for which they currently serve as a subcontractor to us.

Many of our competitors have greater financial, technical, marketing and public relations resources, larger customer bases and greater brand or name recognition than we do. Such competitors may be able to utilize their substantially greater resources and economies of scale to, among other things:

•
divert sales from us by winning very large‑scale government contracts, a risk that is enhanced by the recent trend in government procurement practices to bundle services into larger contracts and the recent trend of making award determinations on a lowest price, technically acceptable basis;

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
For the fiscal year ended December 25, 2016, our US segment accounted for 11.3% of our total revenue. We cannot accurately predict the future growth rate or size of this market. Demand for our products may not increase, or may decrease, either generally or in specific markets, for particular types of products or during particular time periods. There are only a limited number of major programs under which the U.S. military, our primary customer, is currently funding the development or purchase of our UAS and UGS products. Although we are seeking to expand our US customer base to include foreign governments, domestic non-military agencies and commercial customers, we cannot assure that our efforts will be successful. The expansion of the UAS and UGS markets in general, and the market for our products in particular, depends on a number of factors, including the following:

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

In addition, government contracts are frequently awarded only after formal competitive bidding processes, which have been and may continue to be protracted and typically impose provisions that permit cancellation in the event that necessary funds are unavailable to the government agency. Competitive procurements impose substantial costs and managerial time and effort in order to prepare bids and proposals for contracts that may not be awarded to us. In many cases, unsuccessful bidders for government contracts are provided the opportunity to formally protest certain contract awards through various agencies, administrative and judicial channels. We have experienced an increase in competitor bid protests on contracts on which we were the successful bidder due to the competitive environment resulting from decreased government spending. In addition, we have formally protested procurement awards in which we were not the initial successful bidder, but believed that the source selection process was flawed. The protest process may substantially delay a successful bidder’s contract performance, result in cancellation of the contract award entirely and distract management. We may not be awarded contracts for which we bid, and substantial delays or cancellation of purchases may follow our successful bids as a result of such protests. We believe that this environment of protracted competitive bidding processes and competitor bid protests will continue.
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
A preference for minority-owned, small and small disadvantaged businesses could impact our ability to be a prime contractor and limit our opportunity to work as a subcontractor on certain governmental procurements.
As a result of the Small Business Administration (“SBA”) set-aside program, the federal government may decide to restrict certain procurements only to bidders that qualify as minority-owned, small, or small disadvantaged businesses. As a result, we would not be eligible to perform as a prime contractor on those programs and in general would be restricted to no more than 49% of the work as a subcontractor on those programs. An increase in the amount of procurements under the SBA set-aside program may impact our ability to bid on new procurements as a prime contractor, limit our opportunity to work as a subcontractor or restrict our ability to compete on incumbent work that is placed in the set-aside program.
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
Our products, including but not limited to unmanned vehicles, aerial targets, UAS and ballistic missile targets, are extremely complex and must operate successfully with complex products from other vendors. Despite testing, our products have contained defects and errors and may in the future contain defects or errors, or experience performance problems when first introduced, when new versions or enhancements are released, or even after these products have been used by our customers for a period of time. These problems could result in expensive and time-consuming design modifications or warranty charges, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, diversion of our personnel’s attention from our product development efforts, exposure to liability for damages, damaged customer relationships, and harm to our reputation, any of which could materially harm our results of operations. In addition, increased development and warranty costs could be substantial and could reduce our operating margins.

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

Significant fluctuations in our operating results for a particular quarter could cause us to fall out of compliance with the financial covenants related to our debt, which if not waived, could restrict our access to capital and cause us to take extreme measures to pay down the debt, if any, under our $110.0 million Credit and Security Agreement, dated May 14, 2014 (the “Credit Agreement”), by and among the Company, the lenders from time to time party thereto, SunTrust Bank, as Agent (the “Agent”), PNC Bank, National Association, as Joint Lead Arranger and Documentation Agent, and SunTrust Robinson Humphrey, Inc., as Joint Lead Arranger and Sole Book Runner. In addition, fluctuations in our financial results could cause our stock price to decline. See the risks and uncertainties related to our ability to raise additional capital below in “We may need additional capital to fund the growth of our business, and financing may not be available on favorable terms or at all.”

Our margins and operating results may suffer if we experience unfavorable changes in the proportion of cost-plus-fee or fixed‑price contracts in our total contract mix.

Although fixed-price contracts entail a greater risk of a reduced profit or financial loss on a contract compared to other types of contracts we enter into, fixed-price contracts typically provide higher profit opportunities because we may be able to benefit from cost savings and operating efficiencies. In contrast, cost-plus-fee contracts are subject to statutory limits on profit margins and generally are the least profitable of our contract types. Our U.S. Government customers typically determine what type of contract we enter into. Cost-plus-fee and fixed-price contracts in our federal business accounted for approximately 19% and 74%, respectively, of our federal business revenues for the year ended December 25, 2016. To the extent that we enter into more cost-plus-fee or less fixed-price contracts in proportion to our total contract mix in the future, our margins and operating results may suffer.

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
As of December 25, 2016, goodwill represented approximately 51% of our total assets. We periodically review the carrying values of our goodwill to determine whether such carrying values exceed the fair market value. If impairment testing indicates that the carrying value of a reporting unit exceeds its fair value, the goodwill of the reporting unit is deemed impaired. Accordingly, an impairment charge would be recognized for that reporting unit in the period identified.
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
Our engagements often involve large scale, highly complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our customers and to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. Any defects or errors or failure to meet customers’ expectations could result in claims for substantial damages against us. Our contracts generally limit our liability for damages that arise from negligent acts, errors, mistakes or omissions in rendering services to our customers. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued. In addition, in certain instances, we guarantee customers that we will complete a project by a scheduled date. If the project experiences a performance problem, we may not be able to recover the additional costs we will incur, which could exceed revenues realized from a project. Finally, if we underestimate the resources or time we need to complete a project with capped or fixed fees, our operating results could be adversely affected.
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
Federal and state income tax laws impose restrictions on the utilization of net operating loss (“NOL”) and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 of the Internal Revenue Code of 1986, as amended. We believe we underwent an ownership change in March 2010 that limited the Company’s federal annual utilization of NOL carryforwards. If the entire limitation amount is not utilized in a year, the excess can be carried forward and utilized in future years. For the year ended December 25, 2016, there was no impact of such limitations on the income tax provision since the amount of taxable income did not exceed the cumulative annual limitation amount. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOL or other tax attributes may be further limited.
We expect to incur substantial research and development costs and devote significant resources to identifying and commercializing new products and services, which could significantly reduce our profitability and may never result in revenue to us.
Our future growth depends on penetrating new markets, adapting existing products to new applications, and introducing new products and services that achieve market acceptance. We plan to incur substantial research and development costs as part of our efforts to design, develop and commercialize new products and services and enhance existing products. We spent $13.9 million, or 2.1% of our revenue, in our fiscal year ended December 25, 2016 on internally funded research and development activities. We believe that there are significant investment opportunities in a number of business areas. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the future. Further, our research and development programs may not produce successful results, and our new products and services may not achieve market acceptance, create additional revenue or become profitable, which could materially harm our business, prospects, financial results and liquidity.
Risks Related to Our Operations

We may need additional capital to fund the growth of our business, and financing may not be available on favorable terms or at all.

We currently anticipate that our available capital resources, including the cash we raised in our recent equity offering, amounts available under our Credit Agreement and operating cash flow will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, these resources may not be sufficient to fund the long-term growth of our business. If we determine that it is necessary to raise additional funds, either through an expansion or refinancing of our Credit Agreement or through public or private debt offerings or additional equity financings, additional financing may not be available on terms favorable to us, or at all. Disruptions in the capital and credit markets may continue indefinitely or intensify, which could adversely affect our ability to access these markets. Limitations on our borrowing base contained in our Credit Agreement may limit our access to capital, and we could fall out of compliance with financial and other covenants contained in our Credit Agreement which, if not waived, would restrict our access to capital and could require us to pay down any then-existing debt under the Credit Agreement. Our lenders may not agree to extend additional or continuing credit under our Credit Agreement or waive restrictions on our access to capital. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of available opportunities, develop new products or otherwise respond to competitive pressures and our business, operating results or financial condition could be materially adversely affected.

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
The growth of our business and revenue depends in large part upon our ability to attract and retain sufficient numbers of highly qualified individuals who have advanced technical and/or engineering skills. These employees are in great demand and are likely to remain a limited resource in the foreseeable future. In addition, certain U.S. Government contracts require us, and some of our employees, to maintain national security clearances. Obtaining and maintaining national security clearances for employees involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold national security clearances. Further, some of our contracts contain provisions requiring us to staff an engagement with personnel that the customer considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutions, the customer may terminate the contract. As a result, if we are unable to recruit and retain a sufficient number of qualified employees, we may lose revenue and our ability to maintain and grow our business could be limited.
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
We may be unable to realize any benefit from our cost reduction and restructuring efforts and our profitability may be hurt or our business otherwise might be adversely affected.
We have engaged in cost reduction and restructuring activities in the past, including the recent restructuring actions in the Modular Systems and Public Safety businesses, and we may engage in other cost reduction restructuring activities in the future. These types of cost reduction and restructuring activities are complex. If we do not successfully manage our current cost reduction and restructuring activities, or any other cost reduction and restructuring activities that we may take in the future, any expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. In addition, the costs associated with implementing cost reduction and restructuring activities might exceed expectations, which could result in additional future charges.

Risks Related to Our International Operations
Revenues derived from our international business could be subject to global economic downturn and hardship.

Our international business represents 12% of our total revenue for the year ended December 25, 2016, which may be impacted by changes in foreign national priorities and government budgets and may be further impacted by global economic conditions and fluctuations in foreign currency exchange rates. Continued international economic uncertainty and reductions in consumer spending may result in reductions in our revenue. Additionally, disruptions in international credit markets may materially limit consumer credit availability and restrict credit availability of our customers. Any reduction in international sales of our solutions resulting from reductions in consumer spending or continued disruption in the availability of credit to retailers or consumers, could materially and adversely affect our business, results of operations and financial condition.
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
As of December 25, 2016, we had approximately $432.0 million of total indebtedness outstanding, which includes $2.4 million of unamortized original issue discount and $2.9 million of unamortized debt issuance costs. As a result of this indebtedness, our interest payment obligations are significant. The degree to which we are leveraged could have adverse effects on our business, including the following:

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

•
it may prevent us from raising the funds necessary to repurchase our outstanding Notes (as defined below) tendered to us if there is a change of control, which would constitute a default under the Indenture (as defined below) governing such Notes and under our Credit Agreement; and

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
As of December 25, 2016, approximately 12% of our consolidated assets, based on book value, and 11% of our consolidated revenues for the year ended December 25, 2016, were held by foreign subsidiaries, which do not guarantee the Notes. Our ability to meet our debt service obligations with cash from foreign subsidiaries will depend upon the results of operations of these subsidiaries and may be subject to legal, contractual or other restrictions and other business considerations. In addition, dividend and interest payments to us from the foreign subsidiaries may be subject to foreign withholding taxes, which would reduce the amount of funds we receive from such foreign subsidiaries. Dividends and other distributions from our foreign subsidiaries may also be subject to fluctuations in currency exchange rates and legal and other restrictions on repatriation, which could further reduce the amount of funds we receive from such foreign subsidiaries.
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

We have submitted incurred cost claims through 2015. The actual indirect cost audits by the DCAA have been completed for our subsidiaries for fiscal 2010. Although we have recorded contract revenues subsequent to fiscal 2010 based upon costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits or reviews and, if future adjustments exceed our estimates, our profitability would be adversely affected.

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
Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected. Our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of December 25, 2016. However, although we continue to devote substantial time and resources to the documentation and testing of our controls, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. Any failure to remediate any future material weaknesses or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our Consolidated Financial Statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
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

Litigation may distract us from operating our business, and adverse judgments or settlements could adversely affect our financial results and operations.
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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At December 25, 2016, we owned or leased approximately 1.7 million square feet of floor space at 85 separate locations, primarily in the U.S., for manufacturing, warehousing, research and development, administration and various other uses. At December 25, 2016, we leased to third parties 148,267 square feet of our leased facilities, and had vacant floor space of 23,991 square feet. We continually evaluate our current and future space capacity in relation to current and projected future staffing levels. We maintain our properties in good operating condition and believe that the productive capacity of our properties is adequate to meet current contractual requirements and those for the foreseeable future.
We have major operations at the following locations:
Kratos Government Solutions: Huntsville, AL; San Diego, CA; Colorado Springs, CO; Orlando, FL; Baltimore and Lanham, MD; Dallastown, PA; and Dahlgren, Alexandria and Chantilly, VA. Locations outside the U.S. include France, Israel, Norway, and the United Kingdom.
Unmanned Systems: San Diego and Sacramento, CA; and Fort Walton Beach, FL.
Public Safety and Security: Fullerton, CA; Newport, DE; Chicago, IL; Indianapolis, IN; Fairlawn, NJ; and Houston, TX.
Corporate and other locations: San Diego, CA.

The following is a summary of our floor space at December 25, 2016:

Square feet (in thousands)	Owned	Leased	Total
Kratos Government Solutions	449	895	1,344
Unmanned Systems	20	188	208
Public Safety and Security	—	160	160
Corporate (includes San Diego operations of KGS, US and PSS segments)	—	34	34
Total	469	1,277	1,746

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

Item 4.  Mine Safety Disclosures.

None.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
Our common stock is listed on the NASDAQ Global Select Market and is traded under the symbol “KTOS”.
The following table sets forth the high and low intraday sales prices for our common stock for the periods indicated, as reported by NASDAQ:

	High	Low
Year Ended December 25, 2016:
Fourth Quarter	$8.22	$5.23
Third Quarter	$7.58	$3.75
Second Quarter	$5.58	$3.87
First Quarter	$4.70	$2.80
Year Ended December 27, 2015:
Fourth Quarter	$5.38	$3.64
Third Quarter	$6.64	$3.82
Second Quarter	$7.12	$4.80
First Quarter	$6.02	$4.76
Holders of Record
On February 24, 2017, the closing sale price of our common stock as reported by the NASDAQ Global Select Market was $8.35 per share. On February 24, 2017, there were 400 shareholders of record of our common stock.

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
The following performance graph presents a comparison of the five year cumulative stockholder return on our common stock against the cumulative total return of a broad equity market index, the Russell 2000 Stock Index, and two customized peer groups consisting of the companies listed below, for the period commencing December 25, 2011 and ending December 25, 2016. The performance graph assumes an initial investment of $100 in our common stock and in each of the Russell 2000 Stock Index and the peer groups, and further assumes that all dividends were reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Kratos Defense & Security Solutions, Inc. the Russell 2000 Index, Old Peer Group (1), and New Peer Group (2)

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

(1)
The companies included in the Company’s Old Peer Group are: AAR Corp., AeroVironment Inc., Arotech Corp., Comtech Telecommunications Corp., CPI Aerostructures Inc., Ducommun Inc., Frequency Electronics Inc., iRobot Corp., and Sparton Corp. American Science & Engineering Inc. and API Technologies Corp., each of which were included in the peer group used in preparing the Performance Graph contained in the Company’s 2015 annual report on Form 10-K, have been excluded because full year standalone performance is not available for such companies through 2016.

(2)
The companies included in the Company’s New Peer Group are: AAR Corp., AeroVironment Inc., Arotech Corp., Comtech Telecommunications Corp., CPI Aerostructures Inc., Ducommun Inc., Frequency Electronics Inc., and Sparton Corp.

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

Amounts in millions except per share amounts
	December 25, 2016	December 27, 2015	December 28, 2014	December 29, 2013	December 30, 2012
Consolidated Statements of Operations Data:
Revenues	$668.7	$657.1	$763.0	$844.1	$849.6
Gross profit	153.6	161.8	179.4	204.5	212.6
Operating income (loss)	(18.6)	(4.5)	5.3	18.2	(69.9)
Provision (benefit) for income taxes	8.1	(11.4)	3.9	1.1	(2.3)
Loss from continuing operations	(60.4)	(33.2)	(75.7)	(29.5)	(115.3)
Income (loss) from discontinued operations	(0.1)	53.0	(2.3)	(7.7)	0.9
Net income (loss)	$(60.5)	$19.8	$(78.0)	$(37.2)	$(114.4)
Loss from continuing operations per common share:
Basic	$(0.99)	$(0.56)	$(1.31)	$(0.52)	$(2.46)
Diluted	$(0.99)	$(0.56)	$(1.31)	$(0.52)	$(2.46)
Income (loss) from discontinued operations per common share:
Basic	$—	$0.90	$(0.04)	$(0.13)	$0.02
Diluted	$—	$0.90	$(0.04)	$(0.13)	$0.02
Net income (loss) per common share:
Basic	$(0.99)	$0.34	$(1.35)	$(0.65)	$(2.44)
Diluted	$(0.99)	$0.34	$(1.35)	$(0.65)	$(2.44)
Weighted average shares:
Basic	61.3	58.7	57.6	56.8	46.9
Diluted	61.3	58.7	57.6	56.8	46.9

	December 25, 2016	December 27, 2015	December 28, 2014	December 29, 2013	December 30, 2012
Consolidated Balance Sheet Data:
Cash and cash equivalents	$69.1	$28.5	$33.5	$54.2	$48.4
Working capital	176.6	148.0	147.1	174.9	172.0
Total assets	948.6	903.3	1,131.2	1,201.6	1,264.7
Short-term debt	1.0	1.0	1.1	1.3	1.5
Long-term debt	431.0	444.1	655.4	613.9	610.8
Long-term debt premium	—	—	—	14.5	18.7
Total stockholders’ equity	$276.4	$254.2	$224.3	$295.8	$324.1

The 2012 Consolidated Statements of Operations Data and Consolidated Balance Sheet Data were impacted by the acquisition we completed in that period. We incurred acquisition-related expenses of $0.2 million for fiscal 2014, and a benefit of $2.7 million and $3.8 million related to acquisition items for fiscal 2012 and 2013 respectively. In 2012, we incurred an impairment of goodwill and intangible assets of $96.6 million. The 2014 Consolidated Statement of Operations Data includes a loss on extinguishment of debt of $39.1 million related to the refinance of the $625.0 million 10% Senior Secured Notes due in 2017 (the “10% Notes”) with the $625.0 million 7.00% Senior Secured Notes due in 2019 (the “7% Notes”). The 2015 Consolidated Financial Statements Data includes an $80.8 million gain on the disposal of discontinued operations before taxes and a loss of $3.4 million on extinguishment of debt.

The 2012 Consolidated Balance Sheet Data reflects the impact of the issuance of approximately 24.0 million common shares which were used to fund an acquisition. The 2014 Consolidated Balance Sheet Data reflects the refinancing of the $625.0 million 10% Notes with $625.0 million of 7% Notes. The net proceeds of the 7% Notes was $618.5 million after an original issue discount of $6.5 million. The Company utilized the net proceeds from the 7% Notes, a $41.0 million draw on a Credit Agreement, as well as cash from operations to extinguish the 10% Notes. The 2015 Consolidated Balance Sheet Data includes repayment of $41.0 million outstanding on the Company’s $110.0 million Credit Agreement and the repurchase of $175.0 million of the Company's Notes at par. The 2016 Consolidated Balance Sheet Data includes the Company's equity offering of 13.4 million shares of common stock, which generated net proceeds of $76.2 million and the Company's use of $14.1 million of the net proceeds from the offering to buy back and redeem approximately $14.5 million of its Notes. The 2016 Consolidated Statement of Operations Data and Consolidated Balance Sheet Data were impacted by an $18.7 million loss accrual recorded in 2016 on the LCASD cost share contract, which is expected to be incurred by the Company over the period of performance of the contract, and was incurred in order to retain the intellectual property rights for the new LCASD platform.

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

Our primary end customers are U.S. Government agencies, including the DoD, classified agencies, intelligence agencies, other national security agencies and homeland security related agencies. We also conduct business with local, state and foreign governments and domestic and international commercial customers. In fiscal 2016, 2015 and 2014, we generated 60%, 61% and 57%, respectively, of our total revenues from contracts with the U.S. Government (including all branches of the U.S. military), either as a prime contractor or a subcontractor. We believe our stable customer base, strong customer relationships, intellectual property, specialized and differentiated products, broad array of contract vehicles, “designed in” positions on strategic national security platforms, our targeted investments in strategic growth areas, large employee base possessing specialized skills, security clearances, specialized manufacturing facilities and equipment, extensive list of past performance qualifications, and significant management and operational capabilities position us for success.

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
On November 2, 2015, Barack Obama signed the Bipartisan Budget Act of 2015, formalizing the terms of a two year budget agreement which raised the U.S. debt ceiling and lifted the sequestration spending caps by $80.0 billion. Under the budget agreement, the total federal spending increase over the BCA topline funding caps was $50.0 billion in FY 2016 and $30.0 billion in FY 2017, with the amounts divided equally between defense and domestic priorities. The overall discretionary budget was set at $1.067 trillion in FY 2016 and $1.07 trillion in FY 2017. The FY 2016 discretionary defense budget was $548.1 billion, a $25.0 billion increase over the BCA topline funding caps.

Under the Bipartisan Budget Act of 2015, the Obama Administration received $33.0 billion of the $38.0 billion national defense spending increase it sought in FY 2016. In summary the budget agreement:

•	extended the BCA out to 2025;

•	suspended the U.S. debt limit/ceiling until March 2017;

•	increased spending caps for FY 2016 and FY 2017 by $80.0 billion, including $50.0 billion in FY 2016 and $30.0 billion in FY 2017, split evenly between defense and domestic priorities; and

•	included a FY 2016 DoD base budget of $548.0 billion and a FY 2016 overseas contingency operation budget of $59.0 billion.

On December 18, 2015, Congress passed and Mr. Obama signed the Consolidated Appropriations Act of 2016, which provided funding for the U.S. Government for FY 2016, providing $1.1 trillion in discretionary funding for federal agencies through September 2016. Mr. Obama signed a continuing resolution in September 2016, which was extended in December 2016, and provides funding for the U.S. Government at FY 2016 levels through April 28, 2017.

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

Discontinued Operations

On August 21, 2015, the Company completed the sale of the U.S. and U.K. operations of its Electronic Products Division to Ultra Electronics Holdings plc (“Ultra”), a public limited company formed under the laws of England and Wales and traded on the London Stock Exchange, and Ultra Electronics Defense Inc. (the “Buyer”), a Delaware corporation ultimately owned by Ultra (the “Transaction”). Pursuant to the terms of that certain Stock Purchase Agreement dated May 31, 2015, by and among the Company, Ultra and the Buyer, the Company sold to the Buyer all of the issued and outstanding capital stock of its wholly owned subsidiary Herley Industries, Inc. (“Herley”) and certain of Herley’s subsidiaries, including Herley-CTI, Inc., EW Simulation Technology, Ltd. and Stapor Research, Inc. (collectively, the “Herley Entities”), for $260.0 million and $5.0 million for taxes incurred as part of the Transaction, less a $2.0 million escrow to satisfy any purchase price adjustments and a working capital adjustment of approximately $8.3 million.

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

Key Financial Statement Concepts

As of December 25, 2016, we consider the following factors to be important in understanding our financial statements.

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

Results of Operations

Comparison of Results for the Year Ended December 25, 2016 to the Year ended December 27, 2015

Revenues. Revenues by reportable segment for the years ended December 25, 2016 and December 27, 2015 are as follows (in millions):

	2016	2015	$ Change	% Change
Kratos Government Solutions
Service revenues	$221.0	$209.5	$11.5	5.5%
Product sales	244.8	236.6	8.2	3.5%
Total Kratos Government Solutions	465.8	446.1	19.7	4.4%
Public Safety & Security - service revenues	127.1	144.7	(17.6)	(12.2)%
Unmanned Systems - product sales	75.8	66.3	9.5	14.3%
Total revenues	$668.7	$657.1	$11.6	1.8%

Total service revenues	$348.1	$354.2	$(6.1)	(1.7)%
Total product sales	320.6	302.9	17.7	5.8%
Total revenues	$668.7	$657.1	$11.6	1.8%

Revenues increased $11.6 million to $668.7 million in 2016 from $657.1 million in 2015. The increase in revenues was the result of increased revenues of $19.7 million in our KGS segment primarily resulting from increased shipments and work performed in our satellite communications business of approximately $21.1 million, our simulation and training business of approximately $6.7 million and our ballistic missile target businesses of approximately $8.6 million, offset by a reduction in shipments of our specialized ground equipment products resulting primarily from delays in contract awards of $11.8 million and other reductions primarily in our government services business, which includes our weapons reset business, of approximately $4.9 million. Increased revenues of $9.5 million in our US segment resulted from recent contract awards in unmanned combat aerial systems and unmanned aerial target systems as well as an increase in shipments of unmanned aerial target systems. Declines in our PSS segment of $17.6 million were primarily the result of our change in strategic direction in the fourth quarter of 2014 to capture higher margin work and only selectively bid on larger security integration projects that traditionally generate lower margins, coupled with the impact of approximately $4.1 million in unexpected cost growth recorded during 2016 which negatively impacted our revenues. This unexpected cost growth is primarily related to several large long-term security integration projects which are nearing completion in 2017.

Product sales increased $17.7 million to $320.6 million for the year ended December 25, 2016 from $302.9 million for the year ended December 27, 2015, primarily as a result of the increase in product shipments due to the factors discussed above in our KGS and US segments. As a percentage of total revenue, product revenues were 47.9% for the year ended December 25, 2016 as compared to 46.1% for the year ended December 27, 2015. Service revenues decreased by $6.1 million to $348.1 million for the year ended December 25, 2016 from $354.2 million for the year ended December 27, 2015. The decrease was primarily related to the change in strategic direction and the completion of larger security installation projects in our PSS segment, offset partially by increases in our KGS segment as discussed above.

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

Cost of revenues.  Cost of revenues increased to $515.1 million for the year ended December 25, 2016 from $495.3 million for the year ended December 27, 2015. The $19.8 million increase in cost of revenues was primarily a result of increased revenue discussed above, as well as an $18.7 million loss accrual recorded in 2016 on the LCASD cost share contract, which is expected to be incurred by the Company over the period of performance of the contract, and was incurred in order to retain the intellectual property rights for the new LCASD platform. Cost of revenues was also impacted by approximately $4.1 million in unexpected cost growth on PSS projects recorded during 2016 which negatively impacted our revenues. This unexpected cost growth is primarily related to several large long-term security integration projects which are nearing completion in 2017.

Gross margin percentage decreased to 23.0% for the year ended December 25, 2016 compared to 24.6% for the year ended December 27, 2015. Margins on services increased to 26.5% for the year ended December 25, 2016 from 24.8% for the year ended December 27, 2015, due primarily to a more favorable mix of revenues. Margins on product sales decreased for the year ended December 25, 2016 as compared to December 27, 2015 to 19.1% from 24.5%, respectively, primarily as a result of a change in the mix of products sold. Margins in the KGS segment increased to 26.3% for the year ended December 25, 2016 from 25.4% for the year ended December 27, 2015, primarily as a result of change in the mix of products sold. Margins in the US segment decreased to (2.9)% for the year ended December 25, 2016 from 16.3% for the year ended December 27, 2015, reflecting an $18.7 million loss accrual recorded on the LCASD cost share contract, which is expected to be incurred by the Company over the period of performance of the contract, and was incurred in order to retain the intellectual property rights for the new LCASD platform. Margins in the PSS segment increased slightly to 26.1% for the year ended December 25, 2016 from 26.0% for the year ended December 27, 2015 as a result of a more favorable mix of revenues, resulting from the strategic shift in focus on smaller sized, higher margin projects and only selectively bidding on larger sized lower margin projects, the completion of certain lower margin projects, as well as the impact of cost reduction actions that were taken during the year ended December 25, 2016, offset partially by the impact of approximately $4.1 million in unexpected cost growth recorded during 2016 on several large long-term security integration projects which are nearing completion.

Selling, general and administrative expenses (SG&A).  SG&A decreased $4.4 million to $146.3 million for the year ended December 25, 2016 from $150.7 million for the year ended December 27, 2015. The decrease was primarily the result of a $2.5 million reduction of amortization of intangibles in 2016, as a result of certain intangible assets being fully amortized, as well as cost reduction actions taken by the Company, offset partially by increased discretionary investments to pursue business opportunities in the unmanned tactical aircraft market. As a percentage of revenues, SG&A decreased to 21.9% for fiscal 2016 from 22.9% for fiscal 2015. Excluding amortization of intangibles of $10.5 million for the year ended December 25, 2016 and amortization of intangibles of $13.0 million for the year ended December 27, 2015, SG&A decreased as a percentage of revenues to 20.3% from 21.0% for the year ended December 25, 2016 and December 27, 2015, respectively, due primarily to the cost reduction actions the Company has taken and the increased leverage on the Company’s public company infrastructure costs as revenues expand.

Internal research and development (IR&D) expenses.  IR&D expenses decreased to $13.9 million for the year ended December 25, 2016 from $16.2 million for the year ended December 27, 2015. As a percentage of revenues, IR&D decreased to 2.1% of revenues for the year ended December 25, 2016 from 2.5% of revenues for the year ended December 27, 2015. IR&D expenditures are primarily related to investments we are making in conjunction with our customers and prospective customers, with the objectives of the Company’s products being the new platform for or “designed in” to certain new long term program opportunities and the Company owning certain intellectual property rights for products that support these programs primarily in our unmanned systems and microwave electronic businesses as well as technology upgrades and refresh activities that are necessary for the next generation of our existing product lines primarily in our satellite communications business.

Merger and acquisition related items. Merger and acquisition related items increased to $1.9 million for the year ended December 25, 2016 from $0.1 million in the year ended December 27, 2015. The increase was primarily as a result of a $1.9 million charge related to the settlement of a contract dispute in our PSS business during the first quarter of 2016.

Unused office space and other restructuring. The expense of $10.1 million for the year ended December 25, 2016 was due to a $9.2 million charge that was recorded in the Company’s modular systems business as a result of the closure of one of its manufacturing facilities, as well as, the exit from certain lower margin product business lines and employee termination costs related to personnel reduction actions taken in the first quarter of 2016. The restructuring charge recorded in our modular systems business was comprised of $4.9 million related to fixed and intangible assets, of which $1.4 million was recorded in the fourth quarter of 2016 reflecting the write-down to estimated fair value of one of its facilities, $3.0 million related to exited product lines and $1.3 million related to excess facilities. The benefit of $0.7 million for the year ended December 27, 2015 was due to a reduction in the liability for unused office space at our Columbia, Maryland facility resulting from the execution of a recent sublease arrangement, partially offset by an impairment of leasehold improvements, office furniture and equipment at that location, and employee termination costs related to personnel reduction actions taken during the year.

Other expense, net.  Other expense, net decreased to $33.7 million from $40.1 million for the years ended December 25, 2016 and December 27, 2015, respectively. The decrease in expense of $6.4 million was primarily related to a $3.4 million loss on the extinguishment of the 10% Notes in the third quarter of 2015, a reduction in interest expense of $1.3 million as a result of the redemption of $175.0 million of our Notes and the repayment of $41.0 million of outstanding borrowings under our Credit Agreement in the third quarter of 2015 which both occurred as a result of our divestiture of the Herley Entities.

Provision (benefit) for income taxes from continuing operations. The provision for income taxes from continuing operations changed to an expense of $8.1 million on a loss from continuing operations before income taxes of $52.3 million for the year ended December 25, 2016 from a benefit of $11.4 million on a loss of $44.6 million from continuing operations before income taxes for the year ended December 27, 2015. The expense for the year ended December 25, 2016 was primarily comprised of a provision for foreign and state taxes increased by the change in the indefinite life deferred tax liability. The benefit for the year ended December 27, 2015 was primarily due to the intra-period allocation rules in ASC Topic 740, Income Taxes. Intra-period allocation rules require the Company to allocate its provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. In periods in which there is a pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as discontinued operations, the Company must allocate the tax provision to other categories of earnings. A related tax benefit is then recorded in continuing operations. See Note 7 of Notes to Consolidated Financial Statements for a further discussion of our income taxes.

Income (loss) from discontinued operations. There was no significant activity for the year ended December 25, 2016. The loss from discontinued operations was $0.1 million for the year ended December 25, 2016, compared to income of $53.0 million for the year ended December 27, 2015, which included the gain on sale of the Herley Entities of $80.8 million which occurred on August 21, 2015. The income for the year ended December 27, 2015 also reflects interest expense allocated to discontinued operations of $9.1 million. For additional information, see Note 8 of the Notes to the Consolidated Financial Statements.

Comparison of Results for the Year Ended December 27, 2015 to the Year ended December 28, 2014

Revenues. Revenues by reportable segment for the years ended December 27, 2015 and December 28, 2014 are as follows (in millions):

	2015	2014	$ Change	% Change
Kratos Government Solutions
Service revenues	$209.5	$207.4	$2.1	1.0%
Product sales	236.6	277.7	(41.1)	(14.8)%
Total Kratos Government Solutions	446.1	485.1	(39.0)	(8.0)%
Public Safety & Security
Service revenues	144.7	183.4	(38.7)	(21.1)%
Product sales	—	13.0	(13.0)	(100.0)%
Total Public Safety & Security	144.7	196.4	(51.7)	(26.3)%
Unmanned Systems - product sales	66.3	81.5	(15.2)	(18.7)%
Total revenue	$657.1	$763.0	$(105.9)

Total service revenue	$354.2	$390.8	$(36.6)	(9.4)%
Total product sales	302.9	372.2	(69.3)	(18.6)%
Total revenue	$657.1	$763.0	$(105.9)	(13.9)%

Revenues decreased $105.9 million to $657.1 million in 2015 from $763.0 million in 2014. The decrease in revenues was primarily attributable to our PSS business due in part to a one-time shipment of sophisticated communication equipment of $13.0 million that occurred in the second quarter of 2014, as well as due to the completion or wind-down of certain security installation projects and due to the Company’s change in strategic direction in the fourth quarter of 2014 to capture higher margin work and only selectively bid on larger security integration projects that traditionally generate lower margins, resulting in aggregate reduced service revenues in the PSS segment of $38.7 million for the year ended December 27, 2015. In addition, for the year ended December 27, 2015, KGS segment revenue decreased by $39.0 million due primarily to reduced shipments of our specialized ground equipment products of $38.6 million, delays in orders and awards as a result of the challenging federal government and DoD funding environment, and continued reduction in our legacy government services business of $14.7 million, which includes reset work on legacy weapons systems, all of which adversely impacted the timing of new contract awards, bookings and our revenues, offset partially by growth in our simulation and training business and in technical government services where we support directed energy weapons and electromagnetic railgun efforts, which aggregated a net increase of $16.4 million. Revenues in our US segment decreased by $15.2 million primarily as a result of a reduction in shipments of certain of our aerial target products due to delays in the timing of follow-on and new international contract awards.

Product sales decreased $69.3 million to $302.9 million for the year ended December 27, 2015 from $372.2 million for the year ended December 28, 2014, primarily as a result of the decline in product shipments due to the factors discussed above in our KGS, PSS and US segments. As a percentage of total revenue, product revenues were 46.1% for the year ended December 27, 2015 as compared to 48.8% for the year ended December 28, 2014. Service revenues decreased by $36.6 million to $354.2 million for the year ended December 27, 2015 from $390.8 million for the year ended December 28, 2014. The decrease was primarily related to the change in strategic direction and the completion of larger security installation projects in our PSS segment as well as the continued reduction in our legacy government services business as discussed above.

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

Cost of revenues.  Cost of revenues decreased to $495.3 million for the year ended December 27, 2015 from $583.6 million for the year ended December 28, 2014. The $88.3 million decrease in cost of revenues was primarily a result of decreased revenue discussed above.

Gross margin percentage increased to 24.6% for the year ended December 27, 2015 from 23.5% for the year ended December 28, 2014. Margins on services increased to 24.8% for the year ended December 27, 2015 from 22.1% for the year ended December 28, 2014, due primarily to a more favorable mix of revenues. Margins on product sales decreased for the year ended December 27, 2015 as compared to December 28, 2014 to 24.5% from 25.0%, respectively, primarily as a result of a change in the mix of products sold. Margins in the KGS segment increased to 25.4% for the year ended December 27, 2015 from 25.3% for the year ended December 28, 2014, primarily as a result of change in the mix of products sold. Margins in the US segment decreased to 16.3% for the year ended December 27, 2015 from 23.2% for the year ended December 28, 2014, primarily due to a less favorable mix of products produced and shipped and due to increased contract costs primarily reflecting retrofits required to conform to required design configuration changes identified in recent successful demonstration test flights recorded on certain international aerial target projects in the year ended December 27, 2015. Margins in the PSS segment increased to 26.0% for the year ended December 27, 2015 from 19.3% for the year ended December 28, 2014 as a result of a more favorable mix of revenues, resulting from the strategic shift in focus on smaller sized, higher margin projects and only selectively bidding on larger sized lower margin projects, the completion of certain lower margin projects, as well as the impact of cost reduction actions that were taken during the year ended December 27, 2015.

Selling, general and administrative expenses (SG&A).  SG&A decreased $2.9 million to $150.7 million for the year ended December 27, 2015 from $153.6 million for the year ended December 28, 2014. The decrease was primarily the result of a $6.1 million reduction of amortization of intangibles in 2015, as a result of certain intangible assets being fully amortized, as well as cost reduction actions taken by the Company, offset partially by increased discretionary investments to pursue business opportunities in the unmanned tactical aircraft market. As a percentage of revenues, SG&A increased to 22.9% for fiscal 2015 from 20.1% for fiscal 2014. Excluding amortization of intangibles of $13.0 million for the year ended December 27, 2015 and amortization of intangibles of $19.1 million for the year ended December 28, 2014, SG&A increased as a percentage of revenues to 21.0% from 17.6% for the year ended December 27, 2015 and December 28, 2014, respectively, due primarily to the decline in revenues discussed previously, as well as the impact of the public company corporate SG&A costs which are not allocable to the Herley Entities which have been classified as discontinued operations. In addition, due to contract award delays specifically in our unmanned and modular systems businesses, the reduced volumes have resulted in increased unabsorbed overhead costs.

Internal research and development (IR&D) expenses.  IR&D expenses decreased to $16.2 million for the year ended December 27, 2015 from $18.6 million for the year ended December 28, 2014. As a percentage of revenues, IR&D increased to 2.5% of revenues for the year ended December 27, 2015 from 2.4% of revenues for the year ended December 28, 2014. IR&D expenditures are primarily related to investments we are making in conjunction with our customers and prospective customers, with the objectives of the Company’s products being the new platform for or “designed in” to certain new long term program opportunities and the Company owning certain intellectual property rights for products that support these programs primarily in our unmanned systems and microwave electronic businesses as well as technology upgrades and refresh activities that are necessary for the next generation of our existing product lines primarily in our satellite communications business.

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

Other expense, net.  Other expense, net decreased to $40.1 million from $77.1 million for the years ended December 27, 2015 and December 28, 2014, respectively. The decrease in expense of $37.0 million was primarily related to $39.1 million loss on the extinguishment of the 10% Notes in the second quarter of 2014 and a reduction in interest expense as a result of the refinancing of our 10% Notes with our 7% Notes.

Provision (benefit) for income taxes. The provision for income taxes changed to a benefit of $11.4 million on a loss before income taxes of $44.6 million for the year ended December 27, 2015 from a provision of $3.9 million on a loss of $71.8 million from continuing operations before income taxes for the year ended December 28, 2014. The benefit for the year ended December 27, 2015 was primarily due to the intra-period allocation rules in ASC Topic 740, Income Taxes. Intra-period allocation rules require the Company to allocate its provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. In periods in which there is a pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as discontinued operations, the Company must allocate the tax provision to other categories of earnings. A related tax benefit is then recorded in continuing operations. See Note 7 of Notes to Consolidated Financial Statements for a further discussion of our income taxes. The provision for the year ended December 28, 2014 was primarily comprised of a provision for foreign and state taxes increased by the change in the indefinite life deferred tax liability.

Income (loss) from discontinued operations. Revenue from discontinued operations decreased to $59.7 million from $108.9 million for the year ended December 27, 2015 and December 28, 2014, respectively. The reduction is primarily due to the sale of the Herley Entities which occurred on August 21, 2015, and therefore reflects the operating performance through the date of sale compared to a full year’s operating results for the comparable prior year. The income from discontinued operations was $53.0 million for the year ended December 27, 2015 which includes the gain on sale of the Herley Entities of $80.8 million and the net loss from discontinued operations was $2.3 million for the year ended December 27, 2014. The loss and income for the two years also reflects interest expense allocated to discontinued operations of $9.1 million and $15.0 million for the year ended December 27, 2015 and December 28, 2014, respectively.

Liquidity and Capital Resources

As of December 25, 2016, we had cash and cash equivalents of $69.1 million compared with cash and cash equivalents of $28.5 million as of December 27, 2015, which includes $5.2 million and $10.8 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, however, they are essentially considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. they could be repatriated, and their repatriation into the U.S. may cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated. We do not currently intend to repatriate these earnings.

On November 23, 2016, we sold approximately 13.4 million shares of our common stock at a purchase price of $6.00 per share in an underwritten public offering. We received gross proceeds of approximately $80.5 million. After deducting underwriting fees and other offering expenses, we received approximately $76.2 million in net proceeds. We used $14.1 million of the net proceeds from this transaction to buy back and redeem approximately $14.5 million of our Notes, and we used $5.1 million to fund a strategic initial investment in a satellite signal monitoring, signal intelligence and location identification technology and product line to enhance our existing satellite communications business offering. The remainder of the funds are expected to be used for general corporate purposes, including funding expected growth and strategic investments in our high performance unmanned aerial vehicle business area and other new programs under contract.

Our total debt, including capital lease obligations, principal due on the Notes, other term debt, the discount of $2.4 million on the Notes issued, and debt issuance costs of $2.9 million, decreased by $13.1 million to $432.0 million as of December 25, 2016 from $445.1 million as of December 27, 2015. The decrease in debt was due to the buy back and redemption of approximately $14.5 million of Notes which occurred in the quarter ended December 25, 2016.

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

A summary of our net cash provided by (used in) operating activities from continuing operations from our Consolidated Statements of Cash Flows is as follows (in millions):

	Year Ended
	December 25, 2016	December 27, 2015	December 28, 2014
Net cash provided by (used in) operating activities from continuing operations	$(12.4)	$(29.7)	$2.5

Our cash provided by (used in) operating activities was impacted by interest expense we paid related to our senior secured notes. We paid $32.4 million, $43.8 million, and $57.1 million in interest expense in 2016, 2015, and 2014, respectively. Cash used in operating activities in 2016 and 2015 was also negatively impacted by reduced operating income which reflected discretionary investments we have made in internally funded research and development of $13.9 million in 2016, $16.2 million in 2015 and $18.6 million in 2014, contract development costs on new platforms in our US segment, and increased SG&A expenditures primarily related to business capture pursuits in the tactical unmanned aircraft systems initiatives, as well as changes in working capital accounts.

Our cash used in investing activities from continuing operations is summarized as follows (in millions):

	Year Ended
	December 25, 2016	December 27, 2015	December 28, 2014
Investing activities:
Cash paid for acquisitions, net of cash acquired	$(5.1)	$—	$(2.6)
Proceeds from sale of assets	0.1	0.9	—
Change in restricted cash	0.3	4.7	(0.4)
Capital expenditures	(9.2)	(11.3)	(11.6)
Net cash used in investing activities from continuing operations	$(13.9)	$(5.7)	$(14.6)

Net cash used in investing activities was primarily driven by capital expenditures in 2016, 2015, and 2014, which reflects investments we made for certain machinery, test equipment, demonstration units and company owned aircraft in our unmanned aerial systems business, and to a lesser degree, investments we made in our microwave electronic products business, and our satellite communications business. In addition, we used $5.1 million during the fourth quarter of 2016 to fund a strategic initial investment in a satellite signal monitoring, signal intelligence and location identification technology and product line to enhance our existing satellite communications business offering. An initial purchase price holdback of $0.9 million to provide security for potential indemnification obligations, less any indemnification claims, will be payable in July 2018, in cash or shares of common stock, at our option. In addition, an earn-out of $2.0 million, payable in cash or shares of common stock, at our option, will be payable in July 2018. As of December 25, 2016, the earn-out criteria had been achieved.

Cash provided by (used in) financing activities from continuing operations is summarized as follows (in millions):

	Year Ended
	December 25, 2016	December 27, 2015	December 28, 2014
Financing activities:
Proceeds from the issuance of long-term debt	$—	$—	$618.5
Extinguishment of long-term debt	(14.1)	(175.0)	(661.5)
Proceeds from the issuance of common stock	76.2	—	—
Cash paid for contingent acquisition consideration	—	(1.1)	—
Borrowings under credit facility	—	—	41.0
Repayment under credit facility	(1.0)	(42.0)	(1.0)
Debt issuance costs	—	—	(10.0)
Proceeds from the exercise of restricted stock units, employee stock options, and employee stock purchase plan	2.0	3.4	3.3
Net cash provided by (used in) financing activities from continuing operations	$63.1	$(214.7)	$(9.7)

Net cash flows provided by financing activities for the year ended December 25, 2016 included $76.2 million in net proceeds from the equity offering we completed in the fourth quarter of 2016, $14.1 million of which was used to buy back and redeem approximately $14.5 million of our Notes. Net cash flows used in financing activities from continuing operations for the year ended December 27, 2015 was primarily due to the repurchase of $175.0 million of our Notes and the repayment of $41.0 million outstanding on our Credit Agreement.

Cash provided by (used in) discontinued operations is summarized as follows (in millions):

	Year Ended
	December 25, 2016	December 27, 2015	December 28, 2014
Net operating cash flows provided by discontinued operations	$0.1	$2.8	$4.1
Net investing cash flows provided by (used in) discontinued operations	4.0	242.5	(2.6)

The operating cash flow provided by discontinued operations for the years ended December 27, 2015 and December 28, 2014 is substantially related to Herley Industries, Inc. and certain of Herley’s subsidiaries. The investing cash flow provided by discontinued operations for the year ended December 25, 2016 reflects the reimbursement of taxes from the Buyer of the Herley Entities received in 2016. The investing cash flow provided by discontinued operations for the year ended December 27, 2015 reflects cash provided of $243.2 million which is related to the sale of the Herley Entities, net of related transaction expenses.

7.00% Senior Secured Notes due 2019

In May 2014, we refinanced our $625.0 million in outstanding principal amount 10% Notes with $625.0 million of newly issued 7% Notes. The net proceeds from the issuance of the 7% Notes was $618.5 million after an original issue discount of $6.5 million. We incurred debt issuance costs of $8.8 million associated with the new 7% Notes. We utilized the net proceeds from the

7% Notes, a $41.0 million draw on our Credit Agreement discussed below, as well as cash from operations to extinguish the 10% Notes. The total reacquisition price of the 10% Notes was $661.5 million, including a $31.2 million early termination fee, the write-off of $15.5 million of unamortized issue costs, $12.9 million of unamortized premium, along with $5.3 million of additional interest while in escrow, which resulted in a loss on extinguishment of $39.1 million.

We completed the offering of the 7% Notes in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Act”). On October 16, 2014, we exchanged the outstanding 7% Notes for an equal amount of new 7.00% Senior Secured Notes due in 2019 (the “Notes”) that had been registered under the Act. The terms of the Notes issued in the exchange offer were identical in all material respects to the terms of the 7% Notes, except the Notes issued in the exchange offer had been registered under the Act.

The Notes are governed by the Indenture, dated May 14, 2014 (the “Indenture”), among the Company, all of the Company’s 100% owned domestic subsidiaries (the “Subsidiary Guarantors”) and Wilmington Trust, National Association, as Trustee and Collateral Agent. A Subsidiary Guarantor can be released from its guarantee if (a) all of the capital stock issued by such Subsidiary Guarantor or all or substantially all of the assets of such Subsidiary Guarantor are sold or otherwise disposed of; (b) we designate such Subsidiary Guarantor as an Unrestricted Subsidiary; (c) we exercise our legal defeasance option or our covenant defeasance option; or (d) upon satisfaction and discharge of the Indenture or payment in full in cash of the principal of, premium, if any, accrued and unpaid interest.

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

We pay interest on the Notes semi-annually, in arrears, on May 15 and November 15 of each year. The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of December 25, 2016, we were in compliance with the covenants contained in the Indenture governing the Notes.

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

The terms of the Indenture require that the net cash proceeds from asset dispositions be either utilized to (i) repay or prepay amounts outstanding under the Credit Agreement unless such amounts are reinvested in similar collateral, (ii) make an investment in assets that replace the collateral of the Notes or (iii) a combination of both (i) and (ii). To the extent there are any remaining net proceeds from the asset disposition after application of (i) and (ii), such amounts are required to be utilized to repurchase Notes at par after 360 days following the asset disposition.

Following the sale of the U.S. and U.K. Electronic Products Division (see Note 8 of the Notes to Consolidated Financial Statements), on September 22, 2015, we repurchased $175.0 million of the Notes at par, in accordance with the Indenture and on August 21, 2015 paid down the $41.0 million outstanding on the $110.0 million Credit Agreement. The total reacquisition price of the Notes was $178.4 million including the write off of $1.8 million of unamortized issue costs, $1.4 million of unamortized discount, along with $0.2 million of legal fees, which resulted in a loss on extinguishment of $3.4 million.

The Company reinvested all net proceeds remaining after the repurchase of the $175.0 million of Notes in replacement collateral under the Indenture within 360 days following the asset disposition.

During the quarter ended December 25, 2016, the Company repurchased and extinguished $14.5 million of the Notes outstanding which resulted in a gain of $0.4 million offset by $0.1 million of unamortized issuance cost and $0.1 million of unamortized discount resulting in a net gain of $0.2 million.

As of December 25, 2016, there were $435.5 million in Notes outstanding.

Other Indebtedness

$110.0 Million Credit Agreement

On May 14, 2014, we replaced the credit facility with KeyBank National Association and entered into the Credit Agreement. The Credit Agreement established a five-year senior secured revolving credit facility in the maximum amount of $110.0 million (subject to a potential increase of the maximum principal amount to $135.0 million, subject to the Agent’s and applicable lenders’ approval as described therein), consisting of a subline for letters of credit in the amount not to exceed $50.0 million, as well as a swingline loan in an aggregate principal amount at any time outstanding not to exceed $10.0 million. The Credit Agreement is secured by a lien on substantially all of our assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The Credit Agreement has a first priority lien on accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property). On all other assets, the Credit Agreement has a second priority lien junior to the lien securing the Notes.

The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, and investments, and limits on other various payments, as well as a financial covenant relating to a minimum fixed charge coverage ratio of 1.15:1 (as modified per the Third Amendment and the Fourth Amendment, as defined and discussed below). Events of default under the terms of the Credit Agreement include, but are not limited to: failure of the Company to pay any principal of any loans in full when due and payable; failure of the Company to pay any interest on any loan or any fee or other amount payable under the Credit Agreement within three business days after the date when due and payable; failure of the Company or any of its subsidiaries to comply with certain covenants and agreements, subject to applicable grace periods and/or notice requirements; any representation, warranty or statement made in or pursuant to the Credit Agreement or any related writing or any other material information furnished by the Company or any of its subsidiaries to the Agent or the lenders proving to be false or erroneous; and the occurrence of an event or condition having or reasonably likely to have a material adverse effect, which includes a material adverse effect on the business, operations, condition (financial or otherwise) or prospects of the Company or the ability of the Company to repay its obligations. Where an event of default arises from certain bankruptcy events, the commitments will automatically and immediately terminate and the principal of, and interest then outstanding on, all of the loans will become immediately due and payable. Subject to certain notice requirements and other conditions, upon the occurrence of an event of default, including the occurrence of a condition having or reasonably likely to have a material adverse effect, commitments may be terminated and the principal of, and interest then outstanding on, all of the loans may become immediately due and payable. As of December 25, 2016, no event of default had occurred and the Company believes that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Credit Agreement, have not occurred and the likelihood of such events or conditions occurring is remote.

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

On May 31, 2015, we entered into a third amendment (the “Third Amendment”) to the Credit Agreement. Under the terms of the Third Amendment, the definitions of certain terms of the Credit Agreement were modified, the disposition of the Herley Entities was approved by the lenders, a minimum $175.0 million repurchase of the Notes by the Company was required, and the payment in full of the outstanding balance of the Credit Agreement was required. Additionally, the measurement of the fixed charge coverage ratio of 1.15:1 was modified as follows: (i) the fixed charge coverage ratio will not be measured as of the end of any quarterly reporting period ending on or about June 30, 2015, or as of the end of any quarterly reporting period ending after June 30, 2015, if on such date (a) there are no outstanding revolving loans or swingline loans and (b) the aggregate amount outstanding under letters of credit is less than or equal to $17.0 million, and (ii) as to any subsequent quarterly reporting period ending after June 30, 2015, and not covered by (i) above, a fixed charge coverage ratio of at least 1.05:1 must be maintained if the percentage of (a) outstanding revolving loans plus the sum of the outstanding swingline loans and outstanding letters of credit that are in excess of $17.0 million, to (b) the revolving credit commitment, minus the Herley Disposition Proceeds Reinvestment Reserve, as defined below, is greater than 0.00% but less than 15.00% or a fixed charge coverage ratio of at least 1.10:1 must be maintained if the aforementioned percentage is equal to or greater than 15.00% but less than 25.00%. In all other instances, a fixed charge coverage ratio of 1.15:1 must be maintained. For purposes of computing the fixed charge coverage ratio, the associated reduction in consolidated interest expense in connection with the repurchase of Notes with proceeds from the sale of the Herley Entities shall be deemed to have occurred on the first day of the most recently completed four quarterly reporting periods prior to the sale.

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

On August 19, 2015, we entered into a fourth amendment (the “Fourth Amendment”) to the Credit Agreement. Among other things, the Fourth Amendment provides for a modification of the Third Amendment as it relates to when the minimum fixed charge coverage ratio will be measured based upon outstanding borrowings. Outstanding borrowings for purposes of computing the applicable minimum fixed charge coverage ratio exclude any letter of credit exposure outstanding of $17.0 million plus the amount of letters of credit outstanding for the divested Herley Entities for which a cash deposit was placed in escrow by the Buyer to cover the amount of such outstanding letters of credit, should the letters of credit be pulled.

As of December 25, 2016, there were no borrowings outstanding on the Credit Agreement and $11.1 million was outstanding on letters of credit, resulting in net borrowing base availability of $56.0 million. We were in compliance with the financial covenants as of December 25, 2016.

Debt Acquired in Acquisition of Herley

We assumed a $10.0 million ten-year term loan with a bank in Israel that Herley entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of December 25, 2016 was $1.8 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants including a minimum net equity covenant as defined in the loan agreement. We were in compliance with the financial covenants of the loan agreement as of December 25, 2016.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments at December 25, 2016, and the effect such obligations could have on our liquidity and cash flow in future periods (in millions):

	Payments due/forecast by Period
	Total	2017	2018 - 2019	2020 - 2021	2022 and After
Debt, net of interest(1)	$437.3	$1.0	$436.3	$—	$—
Estimated interest on debt(2)	76.3	30.6	45.7	—	—
Purchase orders(3)	139.7	117.4	22.3	—	—
Operating leases(4)	67.5	19.0	31.1	15.3	2.1
Unrecognized tax benefits, including interest and penalties(5)	—	—	—	—	—
Total commitments and recorded liabilities	$720.8	$168.0	$535.4	$15.3	$2.1

(1)
The Notes in the aggregate outstanding principal amount of $435.5 million are due May 15, 2019. See Note 4 in the Notes to Consolidated Financial Statements contained within this Annual Report for further details.

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

(4)
We have entered into or acquired various non-cancelable operating lease agreements that expire on various dates through 2025. The amounts include $4.0 million in excess facility costs and exclude expected sublease income. See Note 5 in the Notes to Consolidated Financial Statements contained within this Annual Report for further details.

(5)
Our Consolidated Balance Sheet at December 25, 2016 included a $5.8 million noncurrent liability for uncertain tax positions and a $3.7 million guarantor liability, all of which may result in cash payments. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlements with the taxing authorities.

As of December 25, 2016, we have $11.1 million of standby letters of credit outstanding. Our letters of credit are primarily related to milestone payments received from foreign customers for which the customer has not yet received the product. Additional information regarding our financial commitments at December 25, 2016 is provided in the Notes to Consolidated Financial Statements contained in this Annual Report, specifically Note 14.

Other Liquidity Matters

We intend to fund our cash requirements with cash flows from operating activities, proceeds from our recent equity offering and borrowings under the Credit Agreement. We believe these sources should be sufficient to meet our cash needs for at least the next 12 months. As discussed in Item 1A “Risk Factors” contained within this Annual Report, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in our industry deteriorate or our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues or further reduce our expenses, we may experience, in the future, a significant long-term negative impact to our financial results and cash flows from operations. In such a situation, we could fall out of compliance with our financial and other covenants which, if not waived, could limit our liquidity and capital resources.

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

KGS has four operating segments: Defense Rocket Support Services (“DRSS”), Microwave Electronics Division (“ME”), Technical and Training Solutions (“TTS”), and Modular Systems (“MS”) that provide technology based defense solutions, involving products and services, primarily for mission critical U.S. National Security priorities, with the primary focus relating to the nation’s Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance requirements. The PSS operating segment provides integrated solutions for advanced homeland security, public safety, critical infrastructure security, and security and surveillance systems for government, industrial and commercial customers. The US reportable segment provides unmanned aerial systems and unmanned ground and seaborne systems. The Company has identified its reporting units to be the DRSS, ME, TTS, and MS operating segments, within its KGS reportable segment, the US reportable segment, and the PSS reportable segment to be tested for potential impairment in its fiscal year 2016 annual test.
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

The goodwill of the PSS, US, and KGS reportable segments are $35.6 million, $97.3 million and $352.5 million, respectively, at December 25, 2016.

In determining the fair value of our reporting units, there are key assumptions related to our future operating performance and revenue growth. If the actual operating performance and financial results are not consistent with our assumptions an impairment in our $485.4 million goodwill and $32.6 million long-lived intangibles could occur in future periods. In particular, the US reporting unit fair value includes assumptions that the development of the high performance Unmanned Combat Aerial System (“UCAS”) product is successful and we are awarded future contracts for the UCAS product and other new tactical unmanned aircraft systems. Additionally, the US reporting unit fair value assumes that the U.S. Navy will exercise options under the existing current contract and we will commence low rate initial production for the Sub-Sonic Aerial Target. For certain of our reporting units, the fair value includes assumptions of the entry to new international markets for which we have not yet penetrated. Additional risks for goodwill across all reporting units include, but are not limited to, the risks discussed in Item 1A “Risk Factors” contained within this Annual Report and:

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

We have a valuation allowance at December 25, 2016 due to management’s overall assessment of risks and uncertainties related to our future ability to realize and, hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences and future tax deductions resulting from certain types of stock option exercises, before they expire.

The 2016 effective tax rate at December 25, 2016 for annual and interim reporting periods could be impacted if uncertain tax positions that are not recognized at December 25, 2016 are settled at an amount which differs from our estimate. Finally, during 2016 and thereafter, if we are impacted by a change in the valuation allowance as of December 25, 2016 resulting from a change in judgment regarding the realizability of deferred tax assets beyond December 25, 2016, such effect will be recognized in the interim period in which the change occurs.

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

Cash and cash equivalents as of December 25, 2016 were $69.1 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on our net loss for the year ended December 25, 2016.

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

As required by Rule 13a-15(b) and 15d-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 25, 2016.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 25, 2016.

Our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 25, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial accounting and reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of the fiscal year ended December 25, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2017 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 25, 2016.

Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2017 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 25, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2017 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 25, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2017 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 25, 2016.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2017 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 25, 2016.
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

(a) (3).  Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date (File No.)	Exhibit	Filed- Furnished Herewith
2.1+*	Stock Purchase Agreement, dated May 31, 2015, by and among Kratos Defense & Security Solutions, Inc., Herley Industries, Inc., Ultra Electronics Holdings plc and Ultra Electronics Defense Inc.	10-Q	08/06/2015 (001-34460)	2.4
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc., as amended.				*
3.2	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc., as amended.				*
4.1	Specimen Stock Certificate.				*

4.2	Indenture, dated as of May 14, 2014, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors as named therein and party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent (including the Form of 7.00% Senior Secured Notes due 2019).	8-K	05/15/2014 (001-34460)	4.1
4.3	Registration Rights Agreement, dated as of May 14, 2014, among Kratos Defense & Security Solutions, Inc., as Issuer, and SunTrust Robinson Humphrey, Inc., as Representative of the Initial Purchasers.	8-K	05/15/2014 (001-34460)	10.1
10.1#	Form of Indemnification Agreement by and between Kratos Defense & Security Solutions, Inc. and its directors and executive officers.	10-Q	08/04/2011 (001-34460)	10.8
10.2#	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	09/13/2013 (333-191156)	99.1
10.3#	2000 Nonstatutory Stock Option Plan.	10-Q	11/14/2000 (000-27231)	10.2
10.4#	Form of Stock Option Agreement and Form of Stock Option Grant Notice used in connection with the 2000 Nonstatutory Stock Option Plan.	10-Q	11/14/2000 (000-27231)	10.3
10.5#	2005 Equity Incentive Plan.	S-8	08/01/2005 (333-127060)	99.2
10.6#	Form of Stock Option Agreement pursuant to the 2005 Equity Incentive Plan.	S-8	08/01/2005 (333-127060)	99.1
10.7#	Form of Restricted Stock Unit Agreement and Form of Notice of Grant of Restricted Stock Units under the 2005 Equity Incentive Plan.	8-K	01/17/2007 (000-27231)	99.3
10.8#	Herley Industries, Inc. 1997 Stock Option Plan.	S-8	04/08/2011 (333-173383)	4.11
10.9#	Herley Industries, Inc. 2000 Stock Option Plan.	S-8	04/08/2011 (333-173383)	4.13
10.10#	Herley Industries, Inc. 2003 Stock Option Plan.	S-8	04/08/2011 (333-173383)	4.14
10.11#	Herley Industries, Inc. Amended and Restated 2006 New Employee Stock Option Plan.	S-8	04/08/2011 (333-173383)	4.15
10.12#	2011 Equity Incentive Plan.	DEF 14A	04/15/2011 (001-34460)	n/a
10.13#	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement pursuant to the 2011 Equity Incentive Plan.	8-K	11/18/2011 (001-34460)	10.2
10.14#	2014 Equity Incentive Plan.	DEF 14A	04/11/2014 (001-34460)	n/a
10.15#	Form of Restricted Stock Unit Grant & Notice and Form of Restricted Stock Unit Award Agreement pursuant to the 2014 Equity Incentive Plan.	10-Q	11/07/2014 (001-34460)	10.1
10.16#	Second Amended and Restated Executive Employment Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Eric DeMarco.	10-Q	08/04/2011 (001-34460)	10.3

10.17#	Second Amended and Restated Severance and Change of Control Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Deanna Lund.	10-Q	08/04/2011 (001-34460)	10.4
10.18	Sublease Agreement, dated as of December 17, 2009, by and between Amylin Pharmaceuticals, Inc., as Sublessor, and Kratos Defense & Security Solutions, Inc., as Sublessee.	10-K	03/11/2010 (001-34460)	10.26
10.19#	Herley Industries, Inc. Amended and Restated 2010 Stock Plan, and the related Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement.	S-8	03/08/2012 (333-179977)	4.10
10.20#	Amended and Restated Integral Systems, Inc. 2008 Stock Incentive Plan, and the related Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units and Restricted Stock Unit Award Agreement.	S-8	03/08/2012 (333-179977)	4.11
10.21	Standstill Agreement, dated May 14, 2012, between Kratos Defense & Security Solutions, Inc., Bandel Carano, Oak Investment Partners IX, L.P., Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Oak X Affiliates Fund, L.P., Oak Investment Partners X, L.P., and Oak Investment Partners XIII, L.P.	8-K	05/15/2012 (001-34460)	10.1
10.22#	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement, entered into between Kratos Defense & Security Solutions, Inc. and certain employees of Composite Engineering, Inc.	S-8	07/27/2012 (333-182910)	4.12
10.23#	Employment Agreement, effective January 1, 2015, by and between Kratos Defense & Security Solutions, Inc. and Richard Poirier.	8-K	03/12/2015 (001-34460)	10.1
10.24#	Bonus Agreement, dated June 1, 2015, by and between Kratos Defense & Security Solutions, Inc. and Richard Poirier.	8-K	06/02/2015 (001-34460)	10.1
10.25	Credit and Security Agreement, dated as of May 14, 2014, among Kratos Defense & Security Solutions, Inc., as Borrower, the Lenders named therein, SunTrust Bank, as Agent, PNC Bank, National Association, as Joint Lead Arranger and Documentation Agent, and SunTrust Robinson Humphrey, Inc., as Joint Lead Arranger and Sole Book Runner.	8-K	05/15/2014 (001-34460)	10.2
10.26	Third Amendment to Credit and Security Agreement, dated May 31, 2015, among Kratos Defense & Security Solutions, Inc., as Borrower, each of the Credit Parties and Required Lenders party thereto and SunTrust Bank as Agent.	10-Q	08/06/2015 (001-34460)	10.1
10.27	Fourth Amendment to Credit and Security Agreement, dated August 20, 2015, among Kratos Defense & Security Solutions, Inc., as Borrower, each of the Credit Parties and Required Lenders party thereto and SunTrust Bank as Agent.	8-K	08/24/2015 (001-34460)	10.1

10.28#	Employment Agreement, effective August 5, 2016, by and between Kratos Defense & Security Solutions, Inc. and Gerald Beaman	8-K	08/05/2016 (001-34460)	10.1
10.29#	Employment Agreement, effective January 1, 2017, by and between Kratos Defense & Security Solutions, Inc. and Phil Carrai.	8-K	12/05/2016 (001-34460)	10.1
21.1	List of Subsidiaries.				*
23.1	Consent of Independent Registered Public Accounting Firm.				*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.				*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.				*
101
Financial statements from the Annual Report on Form 10-K of Kratos Defense & Security Solutions, Inc. for the year ended December 25, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to the Consolidated Financial Statements.
*

+    Certain schedules and exhibits referenced in this document have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

*    Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

#    Management contract or compensatory plan or arrangement.

(b) Exhibits
See Item 15(a)(3) above.

(c) Financial Statement Schedules
See Item 15(a)(2) above.

Item 16. Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 27, 2017

Kratos Defense & Security Solutions, Inc.

/s/ Eric M. DeMarco
By:	Eric M. DeMarco President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric M. DeMarco Eric M. DeMarco	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2017

/s/ Deanna H. Lund Deanna H. Lund	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 27, 2017

/s/ Maria Cervantes de Burgreen Maria Cervantes de Burgreen	Vice President and Corporate Controller (Principal Accounting Officer)	February 27, 2017

/s/ Scott Anderson Scott Anderson	Director	February 27, 2017

/s/ Bandel Carano Bandel Carano	Director	February 27, 2017

/s/ William Hoglund William Hoglund	Director	February 27, 2017

/s/ Scot Jarvis Scot Jarvis	Director	February 27, 2017

/s/ Jane E. Judd Jane E. Judd	Director	February 27, 2017

/s/ Sam Liberatore Sam Liberatore	Director	February 27, 2017

/s/ Amy Zegart Amy Zegart	Director	February 27, 2017

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kratos Defense & Security Solutions, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheets of Kratos Defense & Security Solutions, Inc. and subsidiaries (the “Company”) as of December 25, 2016 and December 27, 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three fiscal years in the period ended December 25, 2016. We also have audited the Company's internal control over financial reporting as of December 25, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 25, 2016 and December 27, 2015, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 25, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
February 27, 2017

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
December 25, 2016 and December 27, 2015
 (in millions, except par value and number of shares)

	2016	2015
Assets
Current assets:
Cash and cash equivalents	$69.1	$28.5
Restricted cash	0.5	0.7
Accounts receivable, net	229.4	206.8
Inventoried costs	55.4	55.6
Income taxes receivable	4.6	4.6
Prepaid expenses	8.9	10.6
Other current assets	5.2	13.6
Total current assets	373.1	320.4
Property, plant and equipment, net	49.8	56.2
Goodwill	485.4	483.4
Intangible assets, net	32.6	36.5
Other assets	7.7	6.8
Total assets	$948.6	$903.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$52.7	$48.3
Accrued expenses	50.0	33.1
Accrued compensation	39.1	36.8
Accrued interest	3.6	3.9
Billings in excess of costs and earnings on uncompleted contracts	41.8	42.3
Other current liabilities	6.7	5.1
Current portion of long-term debt	1.0	1.0
Current liabilities of discontinued operations	1.6	1.9
Total current liabilities	196.5	172.4
Long-term debt principal, net of current portion	431.0	444.1
Deferred income tax liability	17.3	10.5
Other long-term liabilities	23.7	18.0
Long-term liabilities of discontinued operations	3.7	4.1
Total liabilities	672.2	649.1
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 authorized, 0 shares outstanding at December 25, 2016 and December 27, 2015	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 73,945,533 and 59,139,651 shares issued and outstanding at December 25, 2016 and December 27, 2015, respectively	—	—
Additional paid-in capital	956.2	873.2
Accumulated other comprehensive loss	(1.7)	(1.4)
Accumulated deficit	(678.1)	(617.6)
Total stockholders’ equity	276.4	254.2
Total liabilities and stockholders’ equity	$948.6	$903.3

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Years ended December 25, 2016, December 27, 2015, and December 28, 2014,
(in millions, except per share amounts)

	2016	2015	2014
Service revenues	$348.1	$354.2	$390.8
Product sales	320.6	302.9	372.2
Total revenues	668.7	657.1	763.0
Cost of service revenues	255.8	266.5	304.6
Cost of product sales	259.3	228.8	279.0
Total costs	515.1	495.3	583.6
Gross profit	153.6	161.8	179.4
Selling, general and administrative expenses	146.3	150.7	153.6
Merger and acquisition related items	1.9	0.1	0.2
Research and development expenses	13.9	16.2	18.6
Unused office space and other restructuring	10.1	(0.7)	1.7
Operating income (loss) from continuing operations	(18.6)	(4.5)	5.3
Other income (expense):
Interest expense, net	(34.7)	(36.0)	(39.2)
Gain (loss) on extinguishment of debt	0.2	(3.4)	(39.1)
Other income (expense), net	0.8	(0.7)	1.2
Total other expense, net	(33.7)	(40.1)	(77.1)
Loss from continuing operations before income taxes	(52.3)	(44.6)	(71.8)
Provision (benefit) for income taxes from continuing operations	8.1	(11.4)	3.9
Loss from continuing operations	(60.4)	(33.2)	(75.7)
Discontinued operations (Note 8)
Income (loss) from operations of discontinued component (including gain on disposal of $80.8 million for the year ended December 27, 2015)	(0.1)	75.5	(1.1)
Income tax expense	—	22.5	1.2
Income (loss) from discontinued operations	(0.1)	53.0	(2.3)
Net income (loss)	$(60.5)	$19.8	$(78.0)
Basic income and loss per common share:
Loss from continuing operations	$(0.99)	$(0.56)	$(1.31)
Income (loss) from discontinued operations	—	0.90	(0.04)
Net income (loss) per common share	$(0.99)	$0.34	$(1.35)
Diluted income and loss per common share:
Loss from continuing operations	$(0.99)	$(0.56)	$(1.31)
Income (loss) from discontinued operations	—	0.90	(0.04)
Net income (loss) per common share	$(0.99)	$0.34	$(1.35)
Weighted average common shares outstanding:
Basic	61.3	58.7	57.6
Diluted	61.3	58.7	57.6
Comprehensive Income (Loss)
Net income (loss) from above	$(60.5)	$19.8	$(78.0)
Other comprehensive income (loss):
Change in cumulative translation adjustment	(0.5)	0.1	(0.4)
Postretirement benefit reserve adjustment net of tax expense	0.2	0.2	(0.5)
Other comprehensive income (loss), net of tax	(0.3)	0.3	(0.9)
Comprehensive income (loss)	$(60.8)	$20.1	$(78.9)

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 25, 2016, December 27, 2015, and December 28, 2014
(in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 29, 2013	57.0	$—	$856.0	$(0.8)	$(559.4)	$295.8
Stock-based compensation	—	—	3.8	—	—	3.8
Issuance of common stock for employee stock purchase plan, options and warrants	0.7	—	3.9	—	—	3.9
Restricted stock issued and related taxes	0.1	—	(0.3)	—	—	(0.3)
Net loss	—	—	—	—	(78.0)	(78.0)
Other comprehensive loss, net of tax	—	—	—	(0.9)	—	(0.9)
Balance, December 28, 2014	57.8	—	863.4	(1.7)	(637.4)	224.3
Stock-based compensation	—	—	6.4	—	—	6.4
Issuance of common stock for employee stock purchase plan, options and warrants	0.9	—	4.0	—	—	4.0
Restricted stock issued and related taxes	0.4	—	(0.6)	—	—	(0.6)
Net income	—	—	—	—	19.8	19.8
Other comprehensive income, net of tax	—	—	—	0.3	—	0.3
Balance, December 27, 2015	59.1	—	873.2	(1.4)	(617.6)	254.2
Stock-based compensation	—	—	5.1	—	—	5.1
Issuance of common stock for cash	13.4	—	75.8	—	—	75.8
Issuance of common stock for employee stock purchase plan, options and warrants	0.8	—	2.6	—	—	2.6
Restricted stock issued and related taxes	0.6	—	(0.5)	—	—	(0.5)
Net loss	—	—	—	—	(60.5)	(60.5)
Other comprehensive loss, net of tax	—	—	—	(0.3)	—	(0.3)
Balance, December 25, 2016	73.9	$—	$956.2	$(1.7)	$(678.1)	$276.4

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 25, 2016, December 27, 2015, and December 28, 2014
(in millions)

	2016	2015	2014
Operating activities:
Net income (loss)	$(60.5)	$19.8	$(78.0)
Income (loss) from discontinued operations	(0.1)	53.0	(2.3)
Loss from continuing operations	(60.4)	(33.2)	(75.7)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	22.8	25.5	32.4
Deferred income taxes	4.7	0.9	1.8
Stock-based compensation	5.1	6.1	3.6
Loss (gain) on extinguishment of debt	(0.2)	3.4	39.1
Non-cash income tax benefit	—	(18.7)	—
Amortization of deferred financing costs	1.5	1.9	3.2
Amortization of premium and discount on Senior Secured Notes	0.9	1.1	(0.9)
Provision for doubtful accounts	0.3	0.4	1.5
Litigation related charges	1.7	—	—
Provision for non-cash restructuring charges	9.1	—	—
Change in accrual for excess facilities	—	(2.3)	0.2

Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(24.7)	10.3	14.8
Inventoried costs	(2.7)	(8.2)	2.7
Prepaid expenses	1.8	(3.5)	2.7
Other assets	3.2	(3.2)	1.3
Accounts payable	2.9	2.9	(11.6)
Accrued expenses	16.5	0.6	(9.8)
Accrued compensation	2.3	(4.4)	1.0
Accrued interest	(0.3)	1.5	0.4
Billings in excess of costs and earnings on uncompleted contracts	(0.4)	(7.3)	(0.9)
Income tax receivable and payable	1.2	(3.1)	0.4
Other liabilities	2.3	(0.4)	(3.7)
Net cash provided by (used in) operating activities from continuing operations	(12.4)	(29.7)	2.5
Investing activities:
Cash paid for acquisitions, net of cash acquired	(5.1)	—	(2.6)
Proceeds from sale of assets	0.1	0.9	—
Change in restricted cash	0.3	4.7	(0.4)
Capital expenditures	(9.2)	(11.3)	(11.6)
Net cash used in investing activities from continuing operations	(13.9)	(5.7)	(14.6)
Financing activities:
Proceeds from the issuance of long-term debt, net of issuance costs	—	—	618.5
Extinguishment of long-term debt	(14.1)	(175.0)	(661.5)
Proceeds from the issuance of common stock	76.2	—	—
Borrowing under credit facility	—	—	41.0
Repayments under credit facility	(1.0)	(42.0)	(1.0)
Cash paid for contingent acquisition consideration	—	(1.1)	—
Debt issuance costs	—	—	(10.0)
Proceeds from exercise of restricted stock units, employee stock options, and employee stock purchase plan	2.0	3.4	3.3
Net cash provided by (used in) financing activities from continuing operations	63.1	(214.7)	(9.7)
Net cash flows of continuing operations	36.8	(250.1)	(21.8)
Net operating cash flows of discontinued operations	0.1	2.8	4.1
Net investing cash flows of discontinued operations	4.0	242.5	(2.6)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.2)	(0.4)
Net increase (decrease) in cash and cash equivalents	40.6	(5.0)	(20.7)
Cash and cash equivalents at beginning of year	28.5	33.5	54.2
Cash and cash equivalents at end of year	$69.1	$28.5	$33.5
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$32.4	$43.8	$57.1
Net cash paid during the year for income taxes	$—	$8.8	$1.2
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued expenses	$2.1	$—	$—
Liability for contingent consideration and goodwill related to acquisition	$5.1	$—	$—

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

As discussed in “Discontinued Operations” in Note 8 of these Notes to Consolidated Financial Statements, these consolidated financial statements have been recast for 2015 and prior periods presented to reflect the disposition of the Company’s 100% owned subsidiary Herley Industries, Inc. (“Herley”) and certain of Herley’s subsidiaries, including Herley-CTI, Inc., EW Simulation Technology, Ltd. and Stapor Research, Inc. (collectively, the “Herley Entities”) as discontinued operations.

(c)    Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year, with interim fiscal periods ending on the last Sunday of each calendar quarter. There were 52 calendar weeks in the fiscal years ended on December 25, 2016, December 27, 2015 and December 28, 2014.

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

On a portion of the fixed price-completion contracts, revenue is recognized in accordance with Topic 605 using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable indirect expenses for government contracts. These cost estimates are reviewed and, if necessary, revised on a contract-by-contract basis. If, as a result of this review, management determines that a loss on a contract is probable, then the full amount of estimated loss is charged to operations in the period. As of December 25, 2016 and December 27, 2015, accrued expenses included the accrual for losses on contracts of $17.7 million and $3.5 million, respectively.

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

From time to time, the Company may proceed with work based on customer direction prior to the completion and signing of formal contract documents. The Company has a formal review process for approving any such work. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. The Company bases its estimates on previous experiences with the customer, communications with the customer regarding funding status, and its knowledge of available funding for the contract or program. As of December 25, 2016 and December 27, 2015, approximately $2.0 million and $1.7 million, respectively, of the Company’s unbilled accounts receivable balance were under an authorization to proceed or work order from its customers where a formal purchase order had not yet been received.

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

For the years ended December 25, 2016, December 27, 2015 and December 28, 2014, there were no incremental tax benefits from stock options exercised in the periods. The following table shows the amounts recognized in the Consolidated Financial Statements for 2016, 2015 and 2014 for stock-based compensation expense related to stock options, stock awards and to stock offered under the Company’s employee stock purchase plan (in millions, except per share amounts).

	2016	2015	2014
Selling, general and administrative expenses	$5.1	$6.1	$3.6
Total cost of employee stock-based compensation included in operating income (loss) from continuing operations	5.1	6.1	3.6
Impact on net income (loss) per common share:
Basic and diluted	$(0.08)	$(0.10)	$(0.06)

(j)	Allowance for Doubtful Accounts

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

The following table outlines the balance of the Company’s Allowance for Doubtful Accounts for 2016, 2015 and 2014. The table identifies the additional provisions each year as well as the write-offs that utilized the allowance (in millions).

Allowance for Doubtful Accounts	Balance at Beginning of Year	Provisions	Write-offs/Recoveries	Balance at End of Year
Year ended December 28, 2014	$2.2	$1.5	$(1.8)	$1.9
Year ended December 27, 2015	$1.9	$0.4	$(0.5)	$1.8
Year ended December 25, 2016	$1.8	$0.3	$(0.4)	$1.7

(k)	Cash and Cash Equivalents

The Company’s cash equivalents consist of its highly liquid investments with an original maturity of three months or less when purchased by the Company.

The Company has restricted cash accounts of approximately $0.5 million at December 25, 2016 and $0.7 million at December 27, 2015. As of December 25, 2016 and December 27, 2015, restricted cash consists primarily of a deposit securing foreign letters of credit related to payment and performance bonds on international contracts.

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

At the time of classifying assets as held for sale and at the end of each reporting period, the Company compares the carrying value of these assets to estimates of fair value to assess for impairment. We compare the carrying value to estimates of fair value utilizing the assistance of third-party broker opinions of value to assist in our fair value estimates.

In the third quarter of 2016, the Company’s management, following the closure of its manufacturing facility in South Carolina, committed to a plan to sell the Walterboro building facility reported within the KGS segment. At that time, the building facility had a carrying value of $1.9 million and was classified as held for sale. In the fourth quarter of 2016, after not receiving any viable offers to purchase the building facility, the Company decided to reclassify the building facility from held for sale to held for use. In accordance with ASC Topic 360-10, Property, Plant and Equipment - Disposal of Long-Lived Assets, utilizing the assistance of a third-party broker to assist in the estimating of fair value, the remeasured fair value of the building was determined to be $500,000. The impairment loss of $1.4 million was recorded at that time and is reflected in unused office space and other restructuring in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 25, 2016.

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

(s)	Interest Expense, Net

Interest expense, net in the Consolidated Statements of Operations and Comprehensive Income (Loss) is summarized in the following table (in millions):

	2016	2015	2014
Interest expense incurred primarily on the Company’s Senior Secured Notes	$(34.7)	$(36.0)	$(39.4)
Miscellaneous interest income	—	—	0.2
Interest expense, net	$(34.7)	$(36.0)	$(39.2)

(t)	Foreign Currency

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

The aggregate foreign currency transaction gain (loss) included in determining net loss for the years ended December 25, 2016, December 27, 2015, and December 28, 2014 was approximately $0.4 million, $(0.8) million, and $0.0 million, respectively, which is included in other income (expense), net on the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

(u)    Recent Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-16 (“ASU 2016-16”), Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset is sold to an outside party. ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period (as of the first interim period if an entity issues interim financial statements). ASU 2016-16 requires adoption on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 (“ASU 2016-15”), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The objective of ASU 2016-15 is to reduce existing diversity in practice by addressing eight specific cash flow issues related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. If early adopted, an entity must adopt all of the amendments in the same period. The Company is currently evaluating the impact of the adoption of ASU 2016-15 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 (“ASU 2016-09”), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for employee share-based payments, including accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016. Early adoption is permitted. The Company early adopted this standard in the quarter ended December 25, 2016, which did not have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 requires that lessees recognize assets and liabilities for the rights and obligations underlying leases with a lease term of more than one year. The amendments in this ASU are effective for annual periods ending after December 15, 2018. Early adoption is permitted. The standard must be applied using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01 (“ASU 2015-01”), Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted this standard in the quarter ended March 27, 2016, which did not have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers. ASU 2014-09 establishes a broad principle that would require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. ASU 2014-09 was further updated in March, April, May, and December 2016 to provide clarification on a number of specific issues as well as requiring additional disclosures. ASU 2014-09 may be applied either retrospectively or through the use of a modified-retrospective method. The full retrospective method requires companies to recast each prior reporting period presented as if the new guidance had always existed. Under the modified retrospective method, companies would recognize the cumulative effect of initially applying the standard as an adjustment to opening retained earnings at the date of initial application. On July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. The Company plans to adopt the new revenue standard effective January 1, 2018.

While the Company has not yet completed its evaluation of the impact of the new standard upon adoption, based upon an assessment of material active contracts, the Company does not expect the impact on the results of operations or cash flows in the periods after adoption to be material. Under ASU 2014-09, revenue is recognized as control transfers to the customer. As such, revenue for the Company’s contracts will generally be recognized over time using the cost-to-cost method, which is consistent with the revenue recognition model currently in use for the majority of contracts. For those contracts where revenue is currently recognized as units are delivered, in most cases the accounting for those contracts will change under ASU 2014-09 such that revenue will be recognized as costs are incurred. This change will generally result in an acceleration of revenue as compared with the current revenue recognition method for those contracts. The Company expects to adopt the new standard using the modified retrospective method.

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

In determining the fair value for the reporting units, there are key assumptions relating to future operating performance and revenue growth. If the actual operating performance and financial results are not consistent with our assumptions, an impairment in our $485.4 million goodwill and $32.6 million long-lived intangible assets could occur in future periods. Market factors that could impact our ability to successfully develop new products include the successful completion of certain unmanned system platforms, and the successful acceptance of new unmanned system platforms, including from a political and budgetary standpoint. For example, the US reporting unit fair value includes assumptions that the development of the high performance Unmanned Combat Aerial System (“UCAS”) product is successful and we are awarded future contracts for the UCAS product and other new tactical aerial systems. Additionally, the US reporting unit fair value assumes that we will receive follow on orders for the Sub-Sonic Aerial Target, which is currently under contract with the U.S. Navy.

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
Concurrent with the sale on August 21, 2015 of the U.S. and U.K. operations of its Electronic Products Division to Ultra Electronics Holdings plc (see Note 8) the Company changed the name of its Electronic Products Division to the Microwave Electronics Division (“ME”). In the second quarter of 2015, as a result of the pending disposition of the Herley Entities, the Company performed a valuation analysis to apportion the carrying value of the goodwill of its EP reportable unit to the retained ME products business and the Herley Entities which were subsequently sold. As a result, the KGS reportable segment is comprised of an aggregation of Kratos’ Government Solutions operating segments, including our microwave products, satellite communications, modular systems and rocket support operating segments. The Company identified its reporting units to be the DRSS, ME, TTS, MS, US and PSS operating segments, which were tested for potential impairment in the fiscal year 2016 annual test.

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

The Company concluded that its goodwill was not impaired at the annual test at October 31, 2016 and the interim assessment at December 25, 2016.

The carrying amounts of goodwill as of December 25, 2016 and December 27, 2015 by reportable segment are as follows (in millions):

	As of December 25, 2016
	PSS	US	KGS	Total
Gross value	$53.9	$111.1	$567.8	$732.8
Less accumulated impairment	18.3	13.8	215.3	247.4
Net	$35.6	$97.3	$352.5	$485.4

	As of December 27, 2015
	PSS	US	KGS	Total
Gross value	$53.9	$111.1	$565.8	$730.8
Less accumulated impairment	18.3	13.8	215.3	247.4
Net	$35.6	$97.3	$350.5	$483.4

The $2.0 million increase in goodwill is related to a strategic initial investment in a satellite signal monitoring, signal intelligence and location identification technology and product line to enhance our existing satellite communications business offering completed in November, 2016.

(b)	Purchased Intangible Assets

The following table sets forth information for acquired finite-lived and indefinite-lived intangible assets (in millions):

	As of December 25, 2016			As of December 27, 2015
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$53.7	$(44.9)	$8.8	$83.7	$(67.1)	$16.6
Contracts and backlog	30.8	(23.7)	7.1	71.3	(69.4)	1.9
Developed technology and technical know-how	25.2	(15.7)	9.5	23.1	(13.3)	9.8
Trade names	1.4	(1.1)	0.3	5.3	(4.9)	0.4
Favorable operating lease	—	—	—	1.8	(0.9)	0.9
Total finite-lived intangible assets	111.1	(85.4)	25.7	185.2	(155.6)	29.6
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$118.0	$(85.4)	$32.6	$192.1	$(155.6)	$36.5

The aggregate amortization expense for finite-lived intangible assets was $10.5 million, $13.0 million and $19.1 million, for the years ended December 25, 2016, December 27, 2015, and December 28, 2014, respectively. The Company records all amortization expense in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The estimated future amortization expense of acquired intangible assets with finite lives as of December 25, 2016 is as follows (in millions):

Fiscal Year	Amount
2017	$10.5
2018	5.9
2019	5.1
2020	3.1
2021	1.1
Total	$25.7

Note 3.    Balance Sheet Details

The detail of certain assets in the Consolidated Balance Sheets consists of the following (in millions).

Cash and cash equivalents

The Company’s cash equivalents consist of overnight cash sweep accounts that are invested on a daily basis. Cash and cash equivalents at December 25, 2016 and December 27, 2015 were $69.1 million and $28.5 million, respectively and approximated their fair value.

Accounts receivable, net (in millions)

Receivables including amounts due under long-term contracts are summarized as follows:

	December 25, 2016	December 27, 2015
Billed, current	$102.8	$96.6
Unbilled, current	128.3	112.0
Total current accounts receivable	231.1	208.6
Allowance for doubtful accounts	(1.7)	(1.8)
Total accounts receivable, net	$229.4	$206.8

Unbilled receivables represent the balance of recoverable costs and accrued profit, composed principally of revenue recognized on contracts for which billings have not been presented to the customer because the amounts were earned but not contractually billable as of the balance sheet date. Retainages receivable were $6.2 million as of December 25, 2016 and $6.4 million as of December 27, 2015 and are included in accounts receivable, net in the Consolidated Balance Sheets.

Substantially all accounts receivable at December 25, 2016, are expected to be collected in 2017. The Company does not believe it has significant exposure to credit risk, as accounts receivable and the related unbilled amounts are primarily from contracts where the end customer is the U.S. Government.

U.S. Government contract receivables where the Company is the prime contractor included in accounts receivable, net (in millions)

	December 25, 2016	December 27, 2015
Billed	$15.6	$13.5
Unbilled	39.3	31.0
Total U.S. Government contract receivables	$54.9	$44.5

Inventoried costs, net of progress payments (in millions)

	December 25, 2016	December 27, 2015
Raw materials	$31.9	$32.9
Work in process	22.1	19.2
Finished goods	1.4	2.6
Supplies and other	1.8	1.6
Subtotal inventoried costs	57.2	56.3
Less customer advances and progress payments	(1.8)	(0.7)
Total inventoried costs	$55.4	$55.6

Property and equipment, net (in millions)

	December 25, 2016	December 27, 2015
Land and buildings	$12.2	$13.3
Computer equipment and software	26.9	27.0
Machinery and equipment	47.2	47.4
Furniture and office equipment	5.3	5.8
Leasehold improvements	9.9	10.9
Construction in progress	6.1	5.7
Property and equipment	107.6	110.1
Accumulated depreciation and amortization	(57.8)	(53.9)
Total property and equipment, net	$49.8	$56.2

Depreciation expense was $12.3 million, $12.5 million and $13.3 million for the years ended December 25, 2016, December 27, 2015, and December 28, 2014, respectively.

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

The Company completed the offering of the 7% Notes in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Act”). On October 16, 2014, the Company exchanged the outstanding 7% Notes for an equal amount of new 7.00% Senior Secured Notes due in 2019 (the “Notes”) that had been registered under the Act. The terms of the Notes issued in the exchange offer were identical in all material respects to the terms of the 7% Notes, except the Notes issued in the exchange offer had been registered under the Act.

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

The Company pays interest on the Notes semi-annually, in arrears, on May 15 and November 15 of each year. The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of December 25, 2016, the Company was in compliance with the covenants contained in the Indenture governing the Notes.

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

The terms of the Indenture require that the net cash proceeds from asset dispositions be either utilized to (i) repay or prepay amounts outstanding under the Indenture and Credit Agreement unless such amounts are reinvested in similar collateral, (ii) make an investment in assets that replace the collateral of the Notes or (iii) a combination of both (i) and (ii). To the extent there are any remaining net proceeds from the asset disposition after application of (i) and (ii), such amounts are required to be utilized to repurchase Notes at par after 360 days following the asset disposition.

Following the sale of the Herley Entities (see Note 8 - Discontinued Operations), the Company, on August 21, 2015, paid down the $41.0 million outstanding on the $110.0 million Credit Agreement and on September 22, 2015, repurchased $175.0 million of the Notes at par, in accordance with the Indenture. In connection with the $175.0 million repurchase of Notes, the Company wrote off $1.8 million of unamortized issue costs, $1.4 million of unamortized discount, and incurred $0.2 million of legal fees, which resulted in a loss on extinguishment of debt of $3.4 million.

The Company reinvested all net proceeds remaining after the repurchase of the $175.0 million of Notes in replacement collateral under the Indenture within the 360 days following the asset disposition.

During the quarter ended December 25, 2016, the Company repurchased and extinguished $14.5 million of the outstanding Notes, which resulted in a gain of $0.4 million offset by $0.1 million of unamortized issuance cost and $0.1 million of unamortized discount resulting in a net gain of $0.2 million.

As of December 25, 2016 and December 27, 2015, there were $435.5 million and $450.0 million, respectively, in Notes outstanding.

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

The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, and investments, and limits on other various payments, as well as a financial covenant relating to a minimum fixed charge coverage ratio of 1.15:1 (as modified per the Third Amendment and the Fourth Amendment, as defined and discussed below). Events of default under the terms of the Credit Agreement include, but are not limited to: failure of the Company to pay any principal of any loans in full when due and payable; failure of the Company to pay any interest on any loan or any fee or other amount payable under the Credit Agreement within three business days after the date when due and payable; failure of the Company or any of its subsidiaries to comply with certain covenants and agreements, subject to applicable grace periods and/or notice requirements; any representation, warranty or statement made in or pursuant to the Credit Agreement or any related writing or any other material information furnished by the Company or any of its subsidiaries to the Agent or the lenders proving to be false or erroneous; and the occurrence of an event or condition having or reasonably likely to have a material adverse effect, which includes a material adverse effect on the business, operations, condition (financial or otherwise) or prospects of the Company or the ability of the Company to repay its obligations. Where an event of default arises from certain bankruptcy events, the commitments will automatically and immediately terminate and the principal of, and interest then outstanding on, all of the loans will become immediately due and payable. Subject to certain notice requirements and other conditions, upon the occurrence of an event of default, including the occurrence of a condition having or reasonably likely to have a material adverse effect, commitments may be terminated and the principal of, and interest then outstanding on, all of the loans may become immediately due and payable. As of December 25, 2016, no event of default had occurred and the Company believes that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Credit Agreement, have not occurred and the likelihood of such events or conditions occurring is remote.

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

The terms of the Third Amendment also included the establishment of a reserve (the “Herley Disposition Proceeds Reinvestment Reserve”) that reduced the maximum $110.0 million total borrowing base on the Credit Agreement. With the sale of the Herley Entities, a $50.8 million reserve was established based upon the collateral carrying value under the Credit Agreement of the Herley Entities disposed. The reserve and therefore the maximum borrowing base were adjusted monthly for the subsequent cumulative reinvestment in similar collateral assets over a period not to have exceeded 360 days from the date of sale of the Herley Entities. As of December 25, 2016, there was no reserve on the maximum borrowings, resulting from a cumulative reinvestment in similar collateral assets since the sale of the Herley Entities in excess of the $50.8 million reserve established at the date of the sale of the Herley Entities. The Company made investments in assets that replaced the collateral, which reinstated the maximum facility to the full $110.0 million.

On August 19, 2015, the Company entered into a fourth amendment (the “Fourth Amendment”) to the Credit Agreement. Among other things, the Fourth Amendment provides for a modification of the Third Amendment as it relates to when the minimum fixed charge coverage ratio will be measured based upon the Company’s outstanding borrowings. Outstanding borrowings for purposes of computing the applicable minimum fixed charge coverage ratio exclude any letter of credit exposure outstanding of $17.0 million plus the amount of letters of credit outstanding for the divested Herley Entities for which a cash deposit was placed in escrow by the Buyer to cover the amount of such outstanding letters of credit, should the letters of credit be pulled.

As of December 25, 2016, there were no borrowings outstanding on the Credit Agreement; there was $11.1 million outstanding on letters of credit, resulting in net borrowing base availability of $56.0 million. The Company was in compliance with the financial covenants of the Credit Agreement and its amendments as of December 25, 2016.

Debt Acquired in Acquisition

The Company has a 10-year term loan with a bank in Israel entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of December 25, 2016 and December 27, 2015 was $1.8 million and $2.7 million, respectively. The loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants, including a minimum net equity covenant as defined in the loan agreement. The Company was in compliance with all covenants as of December 25, 2016.

Fair Value of Long-term Debt

Carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at December 25, 2016 and December 27, 2015 are presented in the following table:

	As of December 25, 2016			As of December 27, 2015
$ in millions	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Long-term debt	$437.3	$432.0	$423.6	$452.7	$445.1	$315.2

The fair value of the Company’s long-term debt was based upon actual trading activity (Level 1, Observable inputs —quoted prices in active markets).

As of December 25, 2016, the difference between the carrying amount of $432.0 million and the principal amount of $437.3 million presented in the previous table, is the net unamortized original issue discount of $2.4 million and the unamortized debt issuance costs of $2.9 million, which are being accreted to interest expense over the term of the related debt. As of December 27, 2015, the difference between the carrying amount of $445.1 million and the principal amount of $452.7 million presented in the above table is the net unamortized original issue discount of $3.3 million and the unamortized debt issuance costs of $4.3 million, which are being accreted to interest expense over the term of the related debt.

Future maturities of long-term debt are $1.0 million in 2017, $0.8 million in 2018, and $435.5 million in 2019.

Note 5.    Lease Commitments

The Company leases certain facilities and equipment under operating and capital leases having terms expiring at various dates through 2025.

Future minimum lease payments under capital and operating leases as of December 25, 2016, which does not include $11.2 million in sublease income on the Company’s operating leases, are as follows (in millions):

Year	Operating Leases
2017	$19.0
2018	16.6
2019	14.5
2020	9.6
2021	5.7
Thereafter	2.1
Total future minimum lease payments	$67.5

There was no amortization expense related to capital leases for the years ended December 25, 2016 and December 27, 2015, and $0.2 million for the year ended December 28, 2014.

Gross rent expense under operating leases for the years ended December 25, 2016, December 27, 2015, and December 28, 2014 was $21.6 million, $23.1 million, and $24.6 million, respectively. Total sublease income for the years ended December 25, 2016, December 27, 2015, and December 28, 2014, totaling $3.3 million, $3.3 million, and $3.3 million, respectively, has been netted against rent expense.

The Company’s accrual for excess facilities was $4.0 million and $5.5 million, as of December 25, 2016 and December 27, 2015, respectively. The Company estimates that the remaining accrual will be paid through 2020.

The accrual for excess facilities is as follows (in millions):

Excess Facilities
Balance as of December 28, 2014	$11.3
Adjustment of excess facility accrual	(4.3)
Cash payments	(1.5)
Balance as of December 27, 2015	5.5
Adjustments of excess facility accruals	—
Cash payments	(1.5)
Balance as of December 25, 2016	$4.0

The adjustment in 2015 reflects the impact of a new sublease arrangement that the Company entered into for our Columbia, Maryland facility.

The lease on certain office facilities includes scheduled base rent increases over the term of the lease. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. In addition to the base rent payment, the Company pays a monthly allocation of the building’s operating expenses. The Company has recorded deferred rent, included in accrued expenses and other long-term liabilities in the Consolidated Balance Sheets, of $3.9 million, $4.6 million, and $5.2 million at December 25, 2016, December 27, 2015 and December 28, 2014, respectively, to reflect the excess of rent expense over cash payments since inception of the respective leases.

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

The following shares were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive (in millions):

	December 25, 2016	December 27, 2015	December 28, 2014
Shares from stock options and awards	1.4	1.9	0.9

Note 7.    Income Taxes

The components of income (loss) from continuing operations before income taxes for the years ended December 25, 2016, December 27, 2015, and December 28, 2014 are comprised of the following (in millions):

	2016	2015	2014
Domestic	$(61.8)	$(54.2)	$(78.8)
Foreign	9.5	9.6	7.0
Total	$(52.3)	$(44.6)	$(71.8)

The provision (benefit) for income taxes from continuing operations for the years ended December 25, 2016, December 27, 2015, and December 28, 2014 are comprised of the following (in millions):

	2016	2015	2014
Federal income taxes:
Current	$(0.5)	$(15.7)	$—
Deferred	4.0	1.4	2.9
Total Federal	3.5	(14.3)	2.9
State and local income taxes
Current	2.3	0.8	1.6
Deferred	0.7	—	(1.7)
Total State and local	3.0	0.8	(0.1)
Foreign income taxes:
Current	1.5	1.2	0.7
Deferred	0.1	0.9	0.4
Total Foreign	1.6	2.1	1.1
Total	$8.1	$(11.4)	$3.9

A reconciliation of the total income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate of 35% to the loss from continuing operations before income taxes for the years ended December 25, 2016, December 27, 2015 and December 28, 2014 is as follows (in millions):

	2016	2015	2014
Income tax (benefit) at federal statutory rate	$(18.3)	$(15.6)	$(25.1)
State taxes, net of federal tax benefit and valuation allowance	0.2	(0.2)	0.8
Difference in tax rates between U.S. and foreign	0.1	(0.7)	(1.4)
Increase in federal valuation allowance	19.1	—	26.0
Nondeductible expense	0.7	0.8	1.5
Increase in reserve for uncertain tax positions	2.2	0.9	0.9
Changes to indefinite life items and separate state deferred taxes	4.1	3.4	1.2
Total	$8.1	$(11.4)	$3.9

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of December 25, 2016 and December 27, 2015 are as follows (in millions):

	2016	2015
Deferred tax assets:
Allowance for doubtful accounts	$0.4	$0.5
Sundry accruals	2.2	2.2
Vacation accrual	4.7	4.5
Stock-based compensation	5.2	5.1
Payroll related accruals	2.9	3.6
Lease accruals	4.5	5.1
Investments	2.0	2.0
Net operating loss carryforwards	124.8	98.4
Tax credit carryforwards	9.4	9.2
Deferred revenue	2.5	3.1
Reserves and other	11.9	7.0
	170.5	140.7
Valuation allowance	(133.1)	(102.1)
Total deferred tax assets, net of valuation allowance	37.4	38.6
Deferred tax liabilities:
Unearned revenue	(43.0)	(39.1)
Other intangibles	(7.0)	(3.2)
Property and equipment, principally due to differences in depreciation	(2.0)	(4.5)
Other	(2.7)	(2.3)
Total deferred tax liabilities	(54.7)	(49.1)
Net deferred tax asset (liability)	$(17.3)	$(10.5)

In assessing the Company’s ability to realize deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As such, management has determined that it is appropriate to maintain a full valuation allowance against the Company’s deferred tax assets, with the exception of an amount equal to its deferred tax liabilities, which can be expected to reverse over a definite life and certain foreign and separate state deferred tax assets. Management will continue to evaluate the necessity to maintain a valuation allowance against the Company’s net deferred tax assets. During fiscal 2016, the Company recorded a net increase in its federal valuation allowance of $29.6 million.

At December 25, 2016, the Company had federal tax loss carryforwards of $340.8 million and various state tax loss carryforwards of $243.5 million. The federal tax loss carryforwards will begin to expire in 2020 and state tax loss carryforwards will begin to expire in 2017 in certain states.
Federal and state income tax laws impose restrictions on the utilization of net operating loss (“NOL”) and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). In general, an ownership change occurs when shareholders owning 5% or more of a “loss corporation” (a corporation entitled to use NOL or other loss carryovers) have increased their ownership of stock in such corporation by more than 50 percentage points during any 3-year period. The annual base Section 382 limitation is calculated by multiplying the loss corporation’s value at the time of the ownership change by the greater of the long-term tax-exempt rate determined by the Internal Revenue Service in the month of the ownership change or the two preceding months. This base limitation is subject to adjustments, including an increase for built-in gains recognized in the five year period after the ownership change. In March 2010, an “ownership change” occurred that will limit the utilization of NOL carryforwards. In July 2011, another “ownership change” occurred. The March 2010 ownership change limitation is more restrictive. In prior years the Company acquired corporations with NOL carryforwards at the date of acquisition (“Acquired NOLs”). The Acquired NOLs are subject to separate limitations that may further restrict the use of Acquired NOLs. As a result, the Company’s federal annual utilization of NOL carryforwards were limited to at least $27.0 million a year for the five years succeeding the March 2010 ownership change and at least $11.6 million for each year thereafter subject to separate limitations for Acquired NOLs. If the entire limitation amount is not utilized in a year, the excess can be carried forward and utilized in future years. For the year ended December 25, 2016, there was no impact of such limitations on the income tax provision since the amount of taxable income did not exceed the annual limitation amount. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOL or other tax attributes may be further limited. As discussed elsewhere, deferred tax assets relating to the NOL and credit carryforwards are offset by a full valuation allowance. In addition, utilization of state tax loss carryforwards is dependent upon sufficient taxable income apportioned to the states.
The Company has not provided deferred U.S. income taxes or foreign withholding taxes of approximately $22.2 million on temporary differences relating to the outside basis in its investment in foreign subsidiaries which are essentially permanent in duration. It is the Company’s intention to permanently reinvest undistributed earnings of its foreign subsidiaries. As of December 25, 2016 the Company has $5.2 million of cash and cash equivalents available for distribution.

The Company is subject to taxation in the U.S., various state tax jurisdictions and various foreign tax jurisdictions. The Company’s tax years for 2000 and later are subject to examination by the U.S. and state tax authorities due to the existence of NOL carryforwards. Generally, the Company’s tax years for 2002 and later are subject to examination by various foreign tax authorities.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

Balance as of December 29, 2013	$15.8
Increases related to current year tax positions	0.8
Expiration of applicable statutes of limitations	(0.2)
Balance as of December 28, 2014	16.4
Increases related to prior periods (acquired entities)	0.4
Increases related to current year tax positions	0.9
Decreases related to disposition	(0.5)
Balance as of December 27, 2015	17.2
Increases related to prior periods	1.4
Increases related to current year tax positions	0.2
Expiration of applicable statutes of limitations	(0.2)
Balance as of December 25, 2016	$18.6

Included in the balance of unrecognized tax benefits at December 25, 2016, are $18.6 million of tax benefits that, if recognized, would affect the effective tax rate. Included in this amount is $14.8 million that would become a deferred tax asset if the tax benefit were recognized. As such, this benefit may be impacted by a corresponding valuation allowance depending upon the Company’s consolidated financial position at the time the benefits are recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the years ended December 25, 2016, December 27, 2015 and December 28, 2014, the Company recorded $0.9 million, $0.2 million, and $0.2 million, respectively, in interest or penalties. These amounts are netted by a benefit for interest and penalties related to the reversal of prior positions as noted above of $0.0 million, $0.1 million, and $0.1 million for the years ended December 25, 2016, December 27, 2015, and December 28, 2014, respectively. As of December 25, 2016, December 27, 2015, and December 28, 2014, the Company had recorded total interest and penalties of $1.9 million, $1.0 million, and $0.8 million, respectively.

The Company believes that it is reasonably possible that as much as $1.1 million of the liabilities for uncertain tax positions will expire within 12 months of December 25, 2016 due to the expiration of various applicable statues of limitations.

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

The following table presents the results of discontinued operations (in millions):

	Year ended December 25, 2016	Year ended December 27, 2015	Year ended December 28, 2014
Revenue	$—	$59.7	$108.9
Cost of sales	—	40.6	70.1
Selling, general and administrative expenses	0.1	15.2	24.1
Interest expense, net	—	9.1	15.1
Other net expense items that are not major	—	0.1	0.7
Loss from discontinued operations before income taxes	(0.1)	(5.3)	(1.1)
Gain on disposal of discontinued operations before income taxes	—	80.8	—
Total gain (loss) of discontinued operations before income taxes	(0.1)	75.5	(1.1)
Income tax expense	—	22.5	1.2
Income (loss) from discontinued operations	$(0.1)	$53.0	$(2.3)

The results for the year ended December 27, 2015 are through the date of disposal of August 21, 2015.

There was no depreciation and amortization expense included in selling, general and administrative expenses for the year ended December 25, 2016, but there was $4.2 million, and $6.7 million of depreciation and amortization expense included in selling, general and administrative expenses for the years ended December 27, 2015, and December 28, 2014, respectively.

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

Intra-period tax allocation rules require the Company to allocate its provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as discontinued operations, the Company must allocate the tax provision to the other categories of earnings. A related tax benefit is then recorded in continuing operations. Due to the intra-period allocation rules, the Company recorded income tax expense of $22.5 million, and $1.2 million in discontinued operations for the years ended December 27, 2015, and December 28, 2014, respectively. There was no income tax recorded in discontinued operations for the year ended December 25, 2016.

The following is a summary of the assets and liabilities of discontinued operations in the accompanying Consolidated Balance Sheets as of December 25, 2016 and December 27, 2015 (in millions):

	December 25, 2016	December 27, 2015
Accrued compensation	$0.6	$0.9
Other current liabilities	1.0	1.0
Current liabilities of discontinued operations	$1.6	$1.9
Other long-term liabilities of discontinued operations	$3.7	$4.1

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

Note 10.    Stockholders’ Equity

(a)    Common Stock

On November 23, 2016, the Company sold approximately 13.4 million shares of its common stock at a purchase price of $6.00 per share in an underwritten public offering. The Company received gross proceeds of approximately $80.5 million. After deducting underwriting fees and other offering expenses, the Company received approximately $76.2 million in net proceeds. The Company used $14.1 million of the net proceeds from this transaction to redeem approximately $14.5 million of its Notes. The remainder of the funds will be used for general corporate purposes, including funding expected growth and strategic investments in the Company's high performance unmanned aerial vehicle business area and other new programs under contract.

(b)    Stock Option Plans and Restricted Stock Unit Plans

In March 2014 the Company's board of directors (the “Board”) approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan is the successor to the Kratos Defense & Security Solutions, Inc. 2011 Equity Incentive Plan, the Kratos Defense & Security Solutions, Inc. Amended and Restated 2005 Equity Incentive Plan, the Kratos Defense & Security Solutions, Inc. 2000 Nonstatutory Stock Option Plan, the Kratos Defense & Security Solutions, Inc. 1999 Equity Incentive Plan, the Amended and Restated Integral Systems, Inc. 2008 Stock Incentive Plan, the Amended and Restated Herley Industries, Inc. 2010 Stock Plan, the Herley Industries, Inc. 2003 Stock Option Plan, the Henry Bros. Electronics, Inc. 2007 Stock Option Plan, the Henry Bros. Electronics, Inc. 2006 Stock Option Plan, the Amended and Restated 2005 Digital Fusion, Inc. Equity Incentive Plan, the 2000 Digital Fusion, Inc. Stock Option Plan, the 1999 Digital Fusion, Inc. Stock Option Plan, and the 1998 Digital Fusion, Inc. Stock Option Plan (collectively, the “Prior Plans”).

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

The Board may grant equity-based awards to selected employees, directors and consultants of the Company pursuant to its 2014 Plan. As of December 25, 2016, there are 2,392,842 shares reserved for issuance for future grant under the 2014 Plan. The Board may amend or terminate the 2014 Plan at any time. Certain amendments, including an increase in the share reserve, require stockholder approval. Generally, options and restricted stock units outstanding vest over periods not exceeding ten years. When the Company grants stock options, they are granted with a per share exercise price not less than the fair market value of the Company’s common stock on the date of grant, and generally would be exercisable for up to ten years from the grant date.

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

	2016	2015	2014
Stock Options
Expected life	10.0	10.0	10.0
Risk-free interest rate(1)	1.8% - 2.4%	2.1% - 2.3%	2.4% - 2.7%
Volatility(2)	55.2% - 55.8%	54.4% - 54.7%	54.5% - 56.1%
Forfeiture rate(3)	5.0%	5.0%	2.5% - 15.2%
Dividend yield(4)	—%	—%	—%

(1) The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant with a term equal to the expected term of the options.
(2) In 2016, 2015, and 2014, the Company estimated implied volatility based upon trailing volatility.
(3) Forfeitures are estimated at the time of grant based upon historical information. Forfeitures will be revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.
(4) The Company has no history or expectation of paying dividends on its common stock.

A summary of the status of the Company’s stock option plan as of December 25, 2016 and changes in options outstanding under the plan for the year ended December 25, 2016 is as follows:

	Number of Shares Under Option	Weighted-Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(000’s)			(000’s)
Options outstanding at December 27, 2015	1,077	$9.14	5.5	$—
Granted	11	$5.13
Exercised	—	$—
Forfeited or expired	(125)	$17.14
Options outstanding at December 25, 2016	963	$8.05	5.2	1,924.1
Options exercisable at December 25, 2016	357	$13.27	3.8	$348.3

As of December 25, 2016, there was $0.4 million of total unrecognized stock-based compensation expense related to nonvested options which is expected to be recognized over a remaining weighted-average vesting period of 1.4 years. Upon exercise of an option, the Company issues new shares of common stock.

During the years ended December 25, 2016, December 27, 2015, and December 28, 2014 the following values relate to the grants and exercises under the Company’s option plans:

	2016	2015	2014
Weighted average grant date fair value of options granted	$3.36	$3.31	$4.40
Total intrinsic value of options exercised (in thousands)	$—	$—	$171.0

The following table summarizes the Company’s Restricted Stock Unit activity:

	Restricted Stock Units (000’s)	Weighted-Average Grant Date Fair Value
Nonvested balance at December 27, 2015	2,409	$7.37
Grants	785	$4.22
Vested	(731)	$6.46
Forfeitures	(46)	$5.38
Vested but not released	(171)	$4.79
Nonvested balance at December 25, 2016	2,246	$6.81

As of December 25, 2016, there was $5.6 million of total unrecognized stock-based compensation expense related to nonvested restricted stock units which is expected to be recognized over a remaining weighted-average vesting period of 3.1 years. The fair value of RSU awards that vested in 2016, 2015, and 2014 was $4.7 million, $3.6 million, and $1.4 million, respectively.

(c)	Amended and Restated Employee Stock Purchase Plan

In August 1999, the Board approved the 1999 Employee Stock Purchase Plan (as amended from time to time, the “Purchase Plan”). A total of 5.2 million shares of Common Stock have been authorized for issuance under the Purchase Plan. The Purchase Plan qualifies as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Service Code. Unless otherwise determined by the Compensation Committee of the Board, all employees are eligible to participate in the Purchase Plan so long as they are employed by the Company (or a subsidiary designated by the Board) for at least 20 hours per week and were customarily employed by the Company (or a subsidiary designated by the Board) for at least 5 months per calendar year.

Employees who actively participate in the Purchase Plan are eligible to have up to 15% of their earnings for each purchase period withheld pursuant to the Purchase Plan. The amount that is withheld is used at various purchase dates within the offering period to purchase shares of Common Stock. The price paid for Common Stock at each such purchase date is equal to the lower of 85% of the fair market value of the Common Stock at the commencement date of that offering period or 85% of the fair market value of the Common Stock on the relevant purchase date. Employees are also able to end their participation in the offering at any time during the offering period, and participation ends automatically upon termination of employment. From the Purchase Plan’s inception through December 25, 2016, the cumulative number of shares of Common Stock that have been issued under the Purchase Plan is 4.1 million and approximately 1.1 million shares are available for future issuance. During fiscal 2016, approximately 760,000 shares were issued under the plan at an average price of $3.47.

The fair value of Kratos’ Purchase Plan shares for 2016 was estimated using the Black-Scholes option pricing model. The assumptions and resulting fair values of options granted for 2016, 2015 and 2014 were as follows:

	Offering Periods January 1 to December 31 2016	Offering Periods January 1 to December 31, 2015	Offering Periods January 1 to December 31, 2014
Expected term (in years)(1)	0.5	0.5	0.5
Risk-free interest rate(2)	.36% - .49%	0.11% - 0.12%	0.07% - 0.10%
Expected volatility(3)	53.00% - 55.55%	39.63% - 40.91%	40.14% - 40.23%
Expected dividend yield(4)	—%	—%	—%
Weighted average grant-date fair value per share	$1.23	$1.43	$2.09

(1)	The expected term is equivalent to the offering period.

(2)	The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant with a term equal to the expected term.
(3)    The Company estimated implied volatility based upon trailing volatility.
(4)    The Company has no history or expectation of paying dividends on its common stock.

As of December 25, 2016, there was no material unrecognized compensation expense related to the Purchase Plan.

Note 11.    Retirement Plans

The Company provides eligible employees the opportunity to participate in defined-contribution savings plans (commonly known as 401(k) plans), which permit contributions on a before-tax basis. Generally, salaried employees and certain hourly employees are eligible to participate in the plans. Under most plans, the employee may contribute to various investment alternatives. In certain plans, the Company matches a portion of the employees’ contributions. The Company’s matching contributions to these defined-contribution savings plans totaled $4.3 million in 2016, $4.9 million in 2015, and $4.9 million in 2014.

Note 12.    Significant Customers

Revenue from the U.S. Government (which includes Foreign Military Sales) includes revenue from contracts for which Kratos is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $398.3 million, $402.9 million, and $437.4 million or 60%, 61%, and 57%, of total revenue for the years ended December 25, 2016, December 27, 2015, and December 28, 2014, respectively.

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

As discussed in “Discontinued Operations” in Note 8 of these Notes to Consolidated Financial Statements, the Company began reporting the Herley Entities as discontinued operations effective in the second quarter of fiscal 2015. Prior to the decision to sell the Herley Entities, the Company reported their financial results in the KGS reportable segment. Accordingly, segment results have been recast for 2015 and prior periods presented to reflect the disposition of the Herley Entities as discontinued operations.

As certain overhead type costs previously allocated to the Herley Entities are not allocable to discontinued operations, prior period corporate costs have been reallocated amongst the continuing reportable segments.

Revenues, operating income (loss) and assets disclosed below provided by the Company’s reportable segments for the years ended December 25, 2016, December 27, 2015, and December 28, 2014, are as follows (in millions):

	2016	2015	2014
Revenues:
Kratos Government Solutions
Service revenues	$221.0	$209.5	$207.4
Product sales	244.8	236.6	277.7
Total Kratos Government Solutions	465.8	446.1	485.1
Public Safety & Security
Service revenues	127.1	144.7	183.4
Product sales	—	—	13.0
Total Public Safety & Security	127.1	144.7	196.4
Unmanned Systems
Service revenues	—	—	—
Product sales	75.8	66.3	81.5
Total Unmanned Systems	75.8	66.3	81.5
Total revenues	$668.7	$657.1	$763.0
Depreciation and amortization:
Kratos Government Solutions	$14.9	$18.2	$23.1
Public Safety & Security	0.5	0.6	2.0
Unmanned Systems	7.4	6.7	7.3
Total depreciation and amortization	$22.8	$25.5	$32.4
Operating income (loss) from continuing operations:
Kratos Government Solutions	$17.3	$16.1	$24.4
Public Safety & Security	(3.0)	2.6	(4.9)
Unmanned Systems	(27.7)	(16.2)	(9.8)
Corporate activities	(5.2)	(7.0)	(4.4)
Total operating income (loss) from continuing operations	$(18.6)	$(4.5)	$5.3

Revenues from foreign customers were approximately $80.1 million or 12%, $73.2 million or 11% and $89.0 million or 12% of total revenue for the years ended December 25, 2016, December 27, 2015, and December 28, 2014, respectively.

Included in the 2016 operating losses for the US reportable segment is an $18.7 million loss accrual recorded on the Air Force Research Laboratory (“AFRL”) Low-Cost Attritable Strike UAS Demonstration (“LCASD”) cost share contract awarded in July 2016. Included in the 2015 and 2014 operating losses for the US reportable segment are increased costs of $5.7 million, and $3.1 million respectively, primarily related to certain retrofits necessary to address product design changes as well as due to a contract conversion adjustment on certain of the Company's aerial platforms.

Included in the 2016 operating losses for the PSS reportable segment is a $1.9 million charge related to the settlement of a contract dispute and $4.1 million in unexpected cost growth on several large long-term security integration projects which are nearing completion.

Included in the 2016 operating income for the KGS reportable segment is a $9.2 million charge that was recorded in the Company’s modular systems business as a result of the closure of one of its manufacturing facilities, and the exit from certain lower margin product business lines.

Reportable segment assets are as follows (in millions):

	December 25, 2016	December 27, 2015	December 28, 2014
Assets:
Kratos Government Solutions	$609.8	$606.8	$618.9
Unmanned Systems	172.1	162.0	166.1
Public Safety & Security	92.0	96.8	100.2
Discontinued operations	—	—	190.8
Corporate activities	74.7	37.7	55.2
Total assets	$948.6	$903.3	$1,131.2

Assets of foreign subsidiaries in the KGS segment were $113.7 million, $106.2 million and $115.5 million as of December 25, 2016, December 27, 2015 and December 28, 2014,respectively.

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

Legal and Regulatory Matters.
U.S. Government Cost Claims

The Company’s contracts with the DoD are subject to audit by the Defense Contract Audit Agency (“DCAA”). As a result of these audits, from time to time the Company is advised of claims concerning potential disallowed, overstated or disputed costs. For example, during the course of recent audits of the Company’s contracts, the DCAA is closely examining and questioning certain of the established and disclosed practices that it had previously audited and accepted. Costs incurred and allocated to contracts with the U.S. Government are regularly scrutinized for compliance with regulatory standards by the Company’s personnel. On July 28, 2015, the Company received a determination letter from Defense Contract Management Agency (“DCMA”) regarding what DCMA believed were certain unallowable costs for one of the Company’s subsidiaries with respect to fiscal year 2007. In April 2016, the Company reached agreement with the DCAA to settle matters related to unallowable costs for this subsidiary for fiscal years 2007 and 2008 for approximately $0.2 million. For those Company subsidiaries and fiscal years which have not yet been audited by the DCAA or for those audits which are in process which have not been completed by the DCAA, the Company cannot reasonably estimate the range of loss, if any, that may result from audits and reviews in which it is currently involved given the inherent difficulty in predicting regulatory action, fines and penalties, if any, and the various remedies and levels of judicial review available to the Company in the event of an adverse finding. As a result, the Company has not recorded any liability related to these matters.

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

Note 15.     Quarterly Financial Data (Unaudited)

The following financial information reflects all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 25, 2016 and December 27, 2015, is as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2016
Revenues	$153.0	$168.2	$165.4	$182.1
Gross profit	35.9	45.2	25.9	46.6
Operating income (loss) from continuing operations	(10.2)	—	(13.0)	4.6
Provision for income taxes	3.6	1.8	1.9	0.8
Loss from continuing operations	(22.2)	(10.3)	(23.5)	(4.4)
Income (loss) from discontinued operations	—	(0.1)	(0.1)	0.1
Net loss	$(22.2)	$(10.4)	$(23.6)	$(4.3)
Basic loss per common share:
Loss from continuing operations	$(0.37)	$(0.17)	$(0.39)	$(0.07)
Loss from discontinued operations	$—	$—	$—	$—
Net loss per common share	$(0.37)	$(0.17)	$(0.39)	$(0.07)
Diluted loss per common share:
Loss from continuing operations	$(0.37)	$(0.17)	$(0.39)	$(0.07)
Loss from discontinued operations	$—	$—	$—	$—
Net loss per common share	$(0.37)	$(0.17)	$(0.39)	$(0.07)

In the first, second, third, and fourth quarters of 2016, the Company recorded restructuring charges of $3.0 million, $4.7 million, $0.1 million, and $1.4 million, respectively, related to the closure of one of its facilities for its modular systems business and exit from certain lower margin product lines. In the third quarter of 2016, the Company recorded an $18.7 million loss accrual recorded on the AFRL LCASD cost share contract awarded in July 2016.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2015
Revenues	$157.1	$160.8	$161.7	$177.5
Gross profit	38.3	40.9	40.4	42.2
Operating income (loss) from continuing operations	(3.9)	(3.7)	1.6	1.5
Provision (benefit) for income taxes	1.9	2.3	(15.3)	(0.3)
Income (loss) from continuing operations	(14.5)	(16.0)	4.3	(7.0)
Income (loss) from discontinued operations	(1.7)	0.9	50.8	3.0
Net income(loss)	$(16.2)	$(15.1)	$55.1	$(4.0)
Basic income (loss) per common share:
Income (loss) from continuing operations	(0.25)	(0.27)	0.07	(0.12)
Income (loss) from discontinued operations	(0.03)	0.02	0.86	0.05
Net income (loss) per common share	(0.28)	(0.25)	0.93	(0.07)
Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.25)	$(0.27)	$0.07	$(0.12)
Income (loss) from discontinued operations	$(0.03)	$0.02	$0.85	$0.05
Net income (loss) per common share	$(0.28)	$(0.25)	$0.92	$(0.07)

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

Note 16.     Condensed Consolidating Financial Statements

The Company has $435.5 million in outstanding Notes. See Note 4 of these Notes to Consolidated Financial Statements. The Notes are guaranteed by the Subsidiary Guarantors and are collateralized by the assets of all of the Company’s 100% owned subsidiaries. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and the Company. There are no contractual restrictions limiting cash transfers from guarantor subsidiaries by dividends, loans or advances to the Company. The Notes are not guaranteed by the Company’s foreign subsidiaries (the “Non-Guarantor Subsidiaries”).

The following tables present condensed consolidating financial statements for the parent company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, respectively, for 2016, 2015, and 2014. The consolidating financial information below follows the same accounting policies as described in the Consolidated Financial Statements, except for the use of the equity method of accounting to reflect ownership interests in wholly-owned subsidiaries, which are eliminated upon consolidation.

Condensed Consolidating Balance Sheet December 25, 2016 (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$67.2	$(3.3)	$5.2	$—	$69.1
Accounts receivable, net	—	197.9	31.5	—	229.4
Amounts due from affiliated companies	204.6	—	—	(204.6)	—
Inventoried costs	—	37.2	18.2	—	55.4
Other current assets	6.3	11.6	1.3	—	19.2
Total current assets	278.1	243.4	56.2	(204.6)	373.1
Property, plant and equipment, net	1.6	41.7	6.5	—	49.8
Goodwill	—	442.5	42.9	—	485.4
Intangible assets, net	—	24.5	8.1	—	32.6
Investment in subsidiaries	458.0	67.5	—	(525.5)	—
Other assets	0.4	7.3	—	—	7.7
Total assets	$738.1	$826.9	$113.7	$(730.1)	$948.6
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4.5	$43.7	$4.5	$—	$52.7
Accrued expenses	5.6	44.5	3.5	—	53.6
Accrued compensation	4.0	31.2	3.9	—	39.1
Billings in excess of costs and earnings on uncompleted contracts	—	38.9	2.9	—	41.8
Amounts due to affiliated companies	—	174.6	30.0	(204.6)	—
Other current liabilities	1.4	4.1	2.2	—	7.7
Current liabilities of discontinued operations	1.5	—	0.1	—	1.6
Total current liabilities	17.0	337.0	47.1	(204.6)	196.5
Long-term debt, net of current portion	430.2	—	0.8	—	431.0
Other long-term liabilities	10.8	19.9	10.3	—	41.0
Non-current liabilities of discontinued operations	3.7	—	—	—	3.7
Total liabilities	461.7	356.9	58.2	(204.6)	672.2
Total stockholders’ equity	276.4	470.0	55.5	(525.5)	276.4
Total liabilities and stockholders’ equity	$738.1	$826.9	$113.7	$(730.1)	$948.6

Condensed Consolidating Balance Sheet December 27, 2015 (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$22.5	$(4.8)	$10.8	$—	$28.5
Accounts receivable, net	—	179.0	27.8	—	206.8
Amounts due from affiliated companies	207.8	—	—	(207.8)	—
Inventoried costs	—	36.9	18.7	—	55.6
Other current assets	16.4	11.7	1.4	—	29.5
Total current assets	246.7	222.8	58.7	(207.8)	320.4
Property, plant and equipment, net	2.0	47.5	6.7	—	56.2
Goodwill	—	442.6	40.8	—	483.4
Intangible assets, net	—	36.5	—	—	36.5
Investment in subsidiaries	477.8	60.3	—	(538.1)	—
Other assets	0.7	6.1	—	—	6.8
Total assets	$727.2	$815.8	$106.2	$(745.9)	$903.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4.3	$36.5	$7.5	$—	$48.3
Accrued expenses	4.7	29.3	3.0	—	37.0
Accrued compensation	4.1	29.2	3.5	—	36.8
Billings in excess of costs and earnings on uncompleted contracts	—	37.1	5.2	—	42.3
Amounts due to affiliated companies	—	175.7	32.1	(207.8)	—
Other current liabilities	4.3	0.2	1.6	—	6.1
Current liabilities of discontinued operations	1.8	—	0.1	—	1.9
Total current liabilities	19.2	308.0	53.0	(207.8)	172.4
Long-term debt, net of current portion	442.4	—	1.7	—	444.1
Other long-term liabilities	7.3	18.0	3.2	—	28.5
Non-current liabilities of discontinued operations	4.1	—	—	—	4.1
Total liabilities	473.0	326.0	57.9	(207.8)	649.1
Total stockholders’ equity	254.2	489.8	48.3	(538.1)	254.2
Total liabilities and stockholders’ equity	$727.2	$815.8	$106.2	$(745.9)	$903.3

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Year Ended December 25, 2016 (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$330.9	$17.2	$—	$348.1
Product sales	—	273.8	54.6	(7.8)	320.6
Total revenues	—	604.7	71.8	(7.8)	668.7
Cost of service revenues	—	244.0	11.8	—	255.8
Cost of product sales	—	225.0	42.1	(7.8)	259.3
Total costs	—	469.0	53.9	(7.8)	515.1
Gross profit	—	135.7	17.9	—	153.6
Selling, general and administrative expenses	6.3	142.3	9.7	—	158.3
Research and development expenses	—	13.5	0.4	—	13.9
Operating income (loss) from continuing operations	(6.3)	(20.1)	7.8	—	(18.6)
Other income (expense):
Interest expense, net	(34.6)	(0.1)	—	—	(34.7)
Loss on extinguishment of debt	0.2	—	—	—	0.2
Other income (expense), net	—	0.2	0.6	—	0.8
Total other income (expense), net	(34.4)	0.1	0.6	—	(33.7)
Income (loss) from continuing operations before income taxes	(40.7)	(20.0)	8.4	—	(52.3)
Provision (benefit) for income taxes from continuing operations	(0.1)	7.0	1.2	—	8.1
Income (loss) from continuing operations	(40.6)	(27.0)	7.2	—	(60.4)
Income (loss) from discontinued operations	(0.1)	—	—	—	(0.1)
Equity in net income (loss) of subsidiaries	(19.8)	7.2	—	12.6	—
Net income (loss)	$(60.5)	$(19.8)	$7.2	$12.6	$(60.5)
Comprehensive income (loss)	$(60.8)	$(19.8)	$6.9	$12.9	$(60.8)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Year Ended December 27, 2015 (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$339.0	$15.2	$—	$354.2
Product sales	—	262.3	56.3	(15.7)	302.9
Total revenues	—	601.3	71.5	(15.7)	657.1
Cost of service revenues	—	255.5	11.0	—	266.5
Cost of product sales	—	203.1	41.4	(15.7)	228.8
Total costs	—	458.6	52.4	(15.7)	495.3
Gross profit	—	142.7	19.1	—	161.8
Selling, general and administrative expenses	10.1	130.8	9.2	—	150.1
Research and development expenses	—	15.7	0.5	—	16.2
Operating income (loss) from continuing operations	(10.1)	(3.8)	9.4	—	(4.5)
Other income (expense):
Interest expense, net	(35.8)	(0.1)	(0.1)	—	(36.0)
Loss on extinguishment of debt	(3.4)	—	—	—	(3.4)
Other income (expense), net	—	(3.3)	2.6	—	(0.7)
Total other income (expense), net	(39.2)	(3.4)	2.5	—	(40.1)
Income (loss) from continuing operations before income taxes	(49.3)	(7.2)	11.9	—	(44.6)
Provision (benefit) for income taxes from continuing operations	(17.8)	4.4	2.0	—	(11.4)
Income (loss) from continuing operations	(31.5)	(11.6)	9.9	—	(33.2)
Income (loss) from discontinued operations	71.8	(21.1)	2.3	—	53.0
Equity in net income (loss) of subsidiaries	(20.5)	12.2	—	8.3	—
Net income (loss)	$19.8	$(20.5)	$12.2	$8.3	$19.8
Comprehensive income (loss)	$20.1	$(20.5)	$12.3	$8.2	$20.1

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Year Ended December 28, 2014 (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$380.8	$10.0	$—	$390.8
Product sales	—	326.1	54.6	(8.5)	372.2
Total revenues	—	706.9	64.6	(8.5)	763.0
Cost of service revenues	—	297.0	7.6	—	304.6
Cost of product sales	—	247.9	39.6	(8.5)	279.0
Total costs	—	544.9	47.2	(8.5)	583.6
Gross profit	—	162.0	17.4	—	179.4
Selling, general and administrative expenses	8.4	136.7	10.4	—	155.5
Research and development expenses	—	17.4	1.2	—	18.6
Operating income (loss) from continuing operations	(8.4)	7.9	5.8	—	5.3
Other income (expense):			.
Interest income (expense), net	(39.3)	0.3	(0.2)	—	(39.2)
Loss on extinguishment of debt	(39.1)	—	—	—	(39.1)
Other income (expense), net	—	(2.0)	3.2	—	1.2
Total other income (expense), net	(78.4)	(1.7)	3.0	—	(77.1)
Income (loss) from continuing operations before income taxes	(86.8)	6.2	8.8	—	(71.8)
Provision for income taxes from continuing operations	0.6	2.8	0.5	—	3.9
Income (loss) from continuing operations	(87.4)	3.4	8.3	—	(75.7)
Income (loss) from discontinued operations	(14.7)	9.3	3.1	—	(2.3)
Equity in net income (loss) of subsidiaries	24.1	11.4	—	(35.5)	—
Net income (loss)	$(78.0)	$24.1	$11.4	$(35.5)	$(78.0)
Comprehensive income (loss)	$(78.9)	$23.6	$11.0	$(34.6)	$(78.9)

Condensed Consolidating Statement of Cash Flows Year Ended December 25, 2016 (in million)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(26.3)	$16.6	$(2.7)	$—	$(12.4)
Investing activities:
Investment in affiliated companies	—	(3.0)	—	3.0	—
Cash paid for acquisitions, net of cash acquired	—	(5.1)	—	—	(5.1)
Change in restricted cash	—	0.3	—	—	0.3
Capital expenditures	(0.5)	(7.1)	(1.6)	—	(9.2)
Proceeds from sale of assets	—	0.1	—	—	0.1
Net cash provided by (used in) investing activities from continuing operations	(0.5)	(14.8)	(1.6)	3.0	(13.9)
Financing activities:
Extinguishment of long-term debt	(14.1)	—	—	—	(14.1)
Repayment of debt	—	—	(1.0)	—	(1.0)
Proceeds from the issuance of common stock	76.2	—	—	—	76.2
Proceeds from the sale of employee stock purchase plan shares	2.0	—	—	—	2.0
Financings from affiliated companies	3.0	—	—	(3.0)	—
Net cash provided by (used in) financing activities from continuing operations	67.1	—	(1.0)	(3.0)	63.1
Net cash flows of continuing operations	40.3	1.8	(5.3)	—	36.8
Net operating cash flows from discontinued operations	0.4	(0.3)	—	—	0.1
Net investing cash flows from discontinued operations	4.0	—	—	—	4.0
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.3)	—	(0.3)
Net increase (decrease) in cash and cash equivalents	$44.7	$1.5	$(5.6)	$—	$40.6

Condensed Consolidating Statement of Cash Flows Year Ended December 27, 2015 (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(2.0)	$(30.8)	$3.1	$—	$(29.7)
Investing activities:
Change in restricted cash	—	4.7	—	—	4.7
Investment in affiliated companies	(33.8)	—	—	33.8	—
Capital expenditures	(1.0)	(9.5)	(0.8)	—	(11.3)
Proceeds from the sale of assets	—	0.9	—	—	0.9
Net cash provided by (used in) investing activities from continuing operations	(34.8)	(3.9)	(0.8)	33.8	(5.7)
Financing activities:
Extinguishment of long-term debt	(175.0)	—	—	—	(175.0)
Repayment of debt	(41.0)	—	(1.0)	—	(42.0)
Proceeds from the sale of employee stock purchase plan shares	3.4	—	—	—	3.4
Financings from affiliated companies	—	33.8	—	(33.8)	—
Other, net	—	(1.1)	—	—	(1.1)
Net cash provided by (used in) financing activities from continuing operations	(212.6)	32.7	(1.0)	(33.8)	(214.7)
Net cash flows of continuing operations	(249.4)	(2.0)	1.3	—	(250.1)
Net operating cash flows from discontinued operations	—	3.1	(0.3)	—	2.8
Net investing cash flows from discontinued operations	243.2	(0.4)	(0.3)	—	242.5
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.2)	—	(0.2)
Net increase (decrease) in cash and cash equivalents	$(6.2)	$0.7	$0.5	$—	$(5.0)

Condensed Consolidating Statement of Cash Flows Year Ended December 28, 2014 (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(73.0)	$76.8	$(1.3)	$—	$2.5
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(2.6)	—	—	(2.6)
Change in restricted cash	—	(0.4)	—	—	(0.4)
Investment in affiliated companies	—	(68.5)	—	68.5	—
Capital expenditures	(0.8)	(9.7)	(1.1)	—	(11.6)
Net cash provided by (used in) investing activities from continuing operations	(0.8)	(81.2)	(1.1)	68.5	(14.6)
Financing activities:
Proceeds from the issuance of long-term debt	618.5	—	—	—	618.5
Extinguishment of long-term debt	(661.5)	—	—	—	(661.5)
Credit agreement borrowings	41.0	—	—	—	41.0
Repayment of debt	—	—	(1.0)	—	(1.0)
Debt issuance costs	(10.0)	—	—	—	(10.0)
Financing from affiliated companies	68.5	—	—	(68.5)	—
Proceeds from the sale of employee stock purchase plan shares	3.3	—	—	—	3.3
Net cash provided by (used in) financing activities from continuing operations	59.8	—	(1.0)	(68.5)	(9.7)
Net cash flows of continuing operations	(14.0)	(4.4)	(3.4)	—	(21.8)
Net operating cash flows from discontinued operations	—	3.8	0.3	—	4.1
Net investing cash flows from discontinued operations	—	(2.2)	(0.4)	—	(2.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.4)	—	(0.4)
Net decrease in cash and cash equivalents	$(14.0)	$(2.8)	$(3.9)	$—	$(20.7)