Form 10-Q
period 2017-06-25
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2017-07-27
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 25, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   Yes ☐  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of July 21, 2017, 87,023,911 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2017

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)
 (Unaudited)

	June 25, 2017	December 25, 2016
Assets
Current assets:
Cash and cash equivalents	$63.3	$69.1
Restricted cash	0.2	0.5
Accounts receivable, net	226.6	229.4
Inventoried costs	61.5	55.4
Prepaid expenses	10.8	8.9
Other current assets	11.4	9.8
Total current assets	373.8	373.1
Property, plant and equipment, net	55.0	49.8
Goodwill	485.4	485.4
Intangible assets, net	27.3	32.6
Other assets	8.5	7.7
Total assets	$950.0	$948.6
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$55.8	$52.7
Accrued expenses	45.1	50.0
Accrued compensation	35.6	39.1
Accrued interest	3.0	3.6
Billings in excess of costs and earnings on uncompleted contracts	40.3	41.8
Other current liabilities	6.1	7.7
Current liabilities of discontinued operations	1.2	1.6
Total current liabilities	187.1	196.5
Long-term debt, net of current portion	369.5	431.0
Other long-term liabilities	42.6	41.0
Non-current liabilities of discontinued operations	3.8	3.7
Total liabilities	603.0	672.2
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares outstanding at June 25, 2017 and December 25, 2016	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 86,634,053 and 73,945,533 shares issued and outstanding at June 25, 2017 and December 25, 2016, respectively	—	—
Additional paid-in capital	1,042.7	956.2
Accumulated other comprehensive loss	(1.5)	(1.7)
Accumulated deficit	(694.2)	(678.1)
Total stockholders’ equity	347.0	276.4
Total liabilities and stockholders’ equity	$950.0	$948.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Service revenues	$91.6	$88.2	$176.6	$170.8
Product sales	94.1	80.0	176.9	150.4
Total revenues	185.7	168.2	353.5	321.2
Cost of service revenues	67.0	64.4	128.8	124.7
Cost of product sales	71.3	58.6	132.2	115.4
Total costs	138.3	123.0	261.0	240.1
Gross profit	47.4	45.2	92.5	81.1
Selling, general and administrative expenses	40.6	36.4	79.3	74.1
Research and development expenses	4.1	4.0	8.5	6.9
Unused office space, restructuring expenses, and other	0.1	4.8	0.4	10.3
Operating income (loss) from continuing operations	2.6	—	4.3	(10.2)
Other income (expense):
Interest expense, net	(7.2)	(8.7)	(15.4)	(17.4)
Loss on extinguishment of debt	—	—	(2.1)	—
Other income, net	0.2	0.2	0.4	0.5
Total other expense, net	(7.0)	(8.5)	(17.1)	(16.9)
Loss from continuing operations before income taxes	(4.4)	(8.5)	(12.8)	(27.1)
Provision for income taxes from continuing operations	1.8	1.8	3.3	5.4
Loss from continuing operations	(6.2)	(10.3)	(16.1)	(32.5)
Discontinued operations
Loss from operations of discontinued component	—	(0.1)	(0.1)	(0.1)
Income tax benefit	—	—	—	—
Loss from discontinued operations	—	(0.1)	(0.1)	(0.1)
Net loss	$(6.2)	$(10.4)	$(16.2)	$(32.6)
Basic and diluted loss per common share:
Loss from continuing operations	$(0.07)	$(0.17)	$(0.20)	$(0.54)
Loss from discontinued operations	—	—	—	(0.01)
Net loss per common share	$(0.07)	$(0.17)	$(0.20)	$(0.55)

Basic and diluted weighted average common shares outstanding	86.6	59.8	82.0	59.7
Comprehensive Loss
Net loss (from above)	$(6.2)	$(10.4)	$(16.2)	$(32.6)
Change in cumulative translation adjustment	—	(0.1)	0.1	(0.1)
Comprehensive loss	$(6.2)	$(10.5)	$(16.1)	$(32.7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	June 25, 2017	June 26, 2016
Operating activities:
Net loss	$(16.2)	$(32.6)
Loss from discontinued operations	0.1	0.1
Loss from continuing operations	(16.1)	(32.5)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	11.0	11.7
Stock-based compensation	4.0	3.1
Deferred income taxes	2.3	2.0
Amortization of deferred financing costs	0.7	0.8
Amortization of discount on Senior Secured Notes	0.4	0.4
Loss on extinguishment of debt	2.1	—
Provision for doubtful accounts	—	0.2
Litigation related charges	—	1.7
Provision for non-cash restructuring charges	—	7.7
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	2.9	(6.2)
Inventoried costs	(7.4)	(3.2)
Prepaid expenses and other assets	(7.0)	0.6
Accounts payable	4.4	(1.3)
Accrued expenses	(4.7)	(2.0)
Accrued compensation	(3.6)	(2.7)
Advance payments received on contracts	1.4	5.9
Accrued interest	(0.5)	—
Billings in excess of costs and earnings on uncompleted contracts	(1.5)	0.9
Income tax receivable and payable	1.3	0.1
Other liabilities	(1.0)	0.4
Net cash used in operating activities from continuing operations	(11.3)	(12.4)
Investing activities:
Change in restricted cash	0.2	—
Capital expenditures	(12.7)	(3.5)
Proceeds from sale of assets	0.6	—
Net cash used in investing activities from continuing operations	(11.9)	(3.5)
Financing activities:
Extinguishment of long-term debt	(64.0)	—
Proceeds from the issuance of common stock	81.7	—
Repayment of debt	(0.5)	(0.5)
Proceeds from exercise of restricted stock units, employee stock options, and employee stock purchase plan	0.6	1.0
Net cash provided by financing activities from continuing operations	17.8	0.5
Net cash flows of continuing operations	(5.4)	(15.4)
Net operating cash flows of discontinued operations	(0.1)	0.1
Net investing cash flows of discontinued operations	(0.4)	4.5
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.1)
Net decrease in cash and cash equivalents	(5.8)	(10.9)
Cash and cash equivalents at beginning of period	69.1	28.5
Cash and cash equivalents at end of period	$63.3	$17.6

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

 The information as of June 25, 2017 and for the three and six months ended June 25, 2017 and June 26, 2016 is unaudited. The condensed consolidated balance sheet as of December 25, 2016 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 25, 2016, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 27, 2017 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

(b)	Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries for which all inter-company transactions have been eliminated in consolidation.

(c)	Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year, with interim fiscal periods ending on the last Sunday of each calendar quarter. The three and six month periods ended June 25, 2017 and June 26, 2016 consisted of 13-week periods. There are 53 calendar weeks in the fiscal year ending on December 31, 2017 and 52 calendar weeks in the fiscal year ending on December 25, 2016.

(d)    Accounting Estimates

There have been no significant changes in the Company’s accounting estimates for the three and six months ended June 25, 2017 as compared to the accounting estimates described in the Form 10-K.

(e)    Accounting Standards Updates

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09 (“ASU 2017-09”), Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 was issued to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this ASU are effective for annual periods beginning after December 15, 2017. The Company does not expect that the standard will have a material effect on its consolidated financial statements and will apply this guidance to applicable transactions after the adoption date.

In January 2017, the FASB issued ASU 2017-04 (“ASU 2017-04”), Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 amends the guidance to simplify the subsequent measurement of goodwill by removing Step 2 of the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of the new guidance and timing of adoption, but does not expect that the standard will have a material impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09 (“ASU 2016-09”), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for employee share-based payments, including accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company early adopted this standard in the quarter ended December 25, 2016, which did not have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 requires that lessees recognize assets and liabilities for the rights and obligations for leases with a lease term of more than one year. The amendments in this ASU are effective for annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers. ASU 2014-09 establishes a broad principle that would require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has also issued several updates to ASU 2014-09. The new standard supersedes U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the present standards. It also requires additional disclosures. ASU 2014-09 may be applied either retrospectively or through the use of a modified-retrospective method. The full retrospective method requires companies to recast each prior reporting period presented as if the new guidance had always existed. Under the modified retrospective method, companies would recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings at the date of initial application. The Company plans to adopt the new revenue standard effective January 1, 2018, by recognizing the cumulative effect of initially applying the new standard as an increase to the opening balance of retained earnings.

While the Company has not yet fully completed its evaluation of the impact of ASU 2014-09 upon adoption, based upon an assessment of material active contracts, the Company does not expect the impact on the results of operations or cash flows in the periods after adoption to be material. Under ASU 2014-09, revenue is recognized as control transfers to the customer. As such, revenue for the Company’s contracts will generally be recognized over time using the cost-to-cost method, which is consistent with the revenue recognition model currently in use for the majority of contracts. For those contracts where revenue is currently recognized as units are delivered, in most cases the accounting for those contracts will change under ASU 2014-09 such that revenue will be recognized as costs are incurred. This change will generally result in an acceleration of revenue as compared with the current revenue recognition method for those contracts.

There have been no changes in the Company’s significant accounting policies for the three and six months ended June 25, 2017 as compared to the significant accounting policies described in the Form 10-K.

(f)	Fair Value of Financial Instruments

The carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at June 25, 2017 and December 25, 2016 are presented in Note 7. The carrying value of all other financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued expenses, billings in excess of cost and earnings on uncompleted contracts, income taxes payable and short-term debt, approximated their estimated fair values at June 25, 2017 and December 25, 2016 due to the short-term nature of these instruments.

Note 2. Goodwill and Intangible Assets

(a)	Goodwill

The carrying amounts of goodwill as of June 25, 2017 and December 25, 2016 by reportable segment are as follows (in millions):

	Kratos Government Solutions	Public Safety & Security	Unmanned Systems	Total
Gross value	$567.8	$53.9	$111.1	$732.8
Less accumulated impairment	215.3	18.3	13.8	247.4
Net	$352.5	$35.6	$97.3	$485.4

(b)    Purchased Intangible Assets

The following table sets forth information for finite-lived and indefinite-lived intangible assets (in millions):

	As of June 25, 2017			As of December 25, 2016
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$53.7	$(47.6)	$6.1	$53.7	$(44.9)	$8.8
Contracts and backlog	30.8	(24.7)	6.1	30.8	(23.7)	7.1
Developed technology and technical know-how	25.2	(17.2)	8.0	25.2	(15.7)	9.5
Trade names	1.4	(1.2)	0.2	1.4	(1.1)	0.3
Total finite-lived intangible assets	111.1	(90.7)	20.4	111.1	(85.4)	25.7
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$118.0	$(90.7)	$27.3	$118.0	$(85.4)	$32.6

Consolidated amortization expense related to intangible assets subject to amortization was $5.4 million and $5.3 million for the six months ended June 25, 2017 and June 26, 2016, respectively.

Note 3. Inventoried Costs

Inventoried costs consisted of the following components (in millions):

	June 25, 2017	December 25, 2016
Raw materials	$31.4	$31.9
Work in process	29.3	22.1
Finished goods	2.0	1.4
Supplies and other	2.0	1.8
Subtotal inventoried costs	64.7	57.2
Less: Customer advances and progress payments	(3.2)	(1.8)
Total inventoried costs	$61.5	$55.4

Note 4. Stockholders’ Equity

A summary of the changes in stockholders’ equity is provided below (in millions):

	For the Six Months Ended
	June 25, 2017	June 26, 2016
Stockholders’ equity at beginning of period	$276.4	$254.2
Comprehensive loss:
Net loss	(16.2)	(32.6)
Change in cumulative translation adjustment	0.1	(0.1)
Total comprehensive loss	(16.1)	(32.7)
Exercise of stock options and warrants	0.4	—
Stock-based compensation	4.0	3.1
Issuance of common stock for cash	81.9	—
Issuance of common stock for employee stock purchase plan	1.4	1.3
Restricted stock units traded for taxes	(1.0)	(0.3)
Stockholders’ equity at end of period	$347.0	$225.6

The components of accumulated other comprehensive loss are as follows (in millions):

	June 25, 2017	June 26, 2016
Cumulative translation adjustment	$(0.9)	$(0.7)
Post-retirement benefit reserve adjustment net of tax expense	(0.6)	(0.8)
Total accumulated other comprehensive loss	$(1.5)	$(1.5)

There were no reclassifications from accumulated other comprehensive loss to net loss for the six months ended June 25, 2017 and June 26, 2016.

Common stock issued by the Company for the six months ended June 25, 2017 and June 26, 2016 was as follows (in millions):

	For the Six Months Ended
	June 25, 2017	June 26, 2016
Shares outstanding at beginning of the period	73.9	59.1
Stock issued for cash	11.9	—
Stock issued for employee stock purchase plan, stock options and restricted stock units exercised	0.8	0.6
Shares outstanding at end of the period	86.6	59.7

Note 5. Net Loss Per Common Share

The Company calculates net loss per share in accordance with FASB Accounting Standards Codification Topic 260, Earnings per Share (“Topic 260”). Under Topic 260, basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per common share reflects the effects of potentially dilutive securities.

Shares from stock options and awards, excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive, were 0.2 million and 0.2 million for the three and six months ended June 25, 2017, respectively, and 1.4 million and 1.7 million for the three and six months ended June 26, 2016, respectively.

Note 6. Income Taxes

The reconciliation of the income tax benefit from continuing operations computed by applying the statutory federal income tax rate of 35% to loss from continuing operations before income taxes to the income tax provision for the three and six months ended June 25, 2017 and June 26, 2016 was as follows (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Income tax benefit at federal statutory rate	$(1.5)	$(3.0)	$(4.5)	$(9.5)
State and foreign taxes, net of federal tax benefit and valuation allowance	0.3	1.0	0.5	1.4
Nondeductible expenses and other	0.6	0.3	1.0	0.7
Impact of deferred tax liabilities for indefinite-lived assets	1.5	0.8	2.7	2.3
Increase in reserves for uncertain tax positions	—	—	0.1	1.7
Increase in federal valuation allowance	0.9	2.7	3.5	8.8
Total income tax provision	$1.8	$1.8	$3.3	$5.4

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
For the six months ended June 25, 2017, such limitations did not impact the income tax provision, since the amount of taxable income did not exceed the annual limitation amount. However, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOLs or other tax attributes may be further limited.
As discussed elsewhere, deferred tax assets relating to the NOLs and credit carryforwards are offset by a full valuation allowance. In addition, utilization of state tax loss carryforwards is dependent upon sufficient taxable income apportioned to the states.
The Company is subject to taxation in the U.S. and various state and foreign tax jurisdictions. The Company’s tax years for 2000 and later are subject to examination by the U.S. and state tax authorities due to the existence of the NOL carryforwards. Generally, the Company’s tax years for 2002 and later are subject to examination by various foreign tax authorities as well.
As of December 25, 2016, the Company had $18.6 million of unrecognized tax benefits that, if recognized, would impact the effective income tax rate, subject to possible offset by an increase in the deferred tax asset valuation allowance. During the six months ended June 25, 2017, unrecognized tax benefits decreased by $0.2 million relating to various current year and prior positions.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the six months ended June 25, 2017 and June 26, 2016, a $0.2 million expense and $0.7 million expense, respectively, were recorded related to interest and penalties related to unrecognized tax benefits. For the six months ended June 25, 2017 and June 26, 2016, there was no material benefit recorded related to the removal of interest and penalties. The Company believes that it is reasonably possible that as much as $1.0 million of the liabilities for uncertain tax positions will expire within twelve months of June 25, 2017 due to the expiration of various applicable statutes of limitation.

Note 7. Debt

(a)	Issuance of 7.00% Senior Secured Notes due 2019

In May 2014, the Company refinanced its $625.0 million of 10% Senior Secured Notes due in 2017 (the “10% Notes”) with $625.0 million of newly issued 7.00% Senior Secured Notes due in 2019 (the “7% Notes”). The net proceeds from the issuance of the 7% Notes was $618.5 million after an original issue discount of $6.5 million. The Company incurred debt issuance costs of $8.8 million associated with the 7% Notes. The Company utilized the net proceeds from the issuance of the 7% Notes, a $41.0 million draw on its Credit Agreement (as defined below), as well as cash from operations to extinguish the 10% Notes. The total reacquisition price of the 10% Notes was $661.5 million including a $31.2 million early termination fee, the write-off of $15.5 million of unamortized issue costs, $12.9 million of unamortized premium, along with $5.3 million of additional interest while in escrow, which resulted in a loss on extinguishment of debt of $39.1 million.

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

The Notes are governed by an Indenture, dated May 14, 2014 (the “Indenture”), among the Company, certain of the Company’s subsidiaries (the “Subsidiary Guarantors”) and Wilmington Trust, National Association, as Trustee and Collateral

Agent. A Subsidiary Guarantor can be released from its Guarantee (as defined in the Indenture) (a) if all of the capital stock issued by such Subsidiary Guarantor or all or substantially all of the assets of such Subsidiary Guarantor are sold or otherwise disposed of; (b) if the Company designates such Subsidiary Guarantor as an Unrestricted Subsidiary (as defined in the Indenture); (c) if the Company exercises its legal defeasance option or its covenant defeasance option; or (d) upon satisfaction and discharge of the Indenture or payment in full in cash of the principal of, premium, if any, and accrued and unpaid interest on the Notes.

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

The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of June 25, 2017, the Company was in compliance with the covenants contained in the Indenture governing the Notes.

The Company may redeem some or all of the Notes at 102.625% of the aggregate principal amount of such Notes if redeemed on or before May 15, 2018 and 100% of the aggregate principal amount of such Notes if redeemed on or after May 16, 2018, plus accrued and unpaid interest to the date of redemption.

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

The Company reinvested all net proceeds remaining after the repurchase of the $175.0 million of Notes in replacement collateral in accordance with the terms of the Indenture within 360 days following the asset disposition, in accordance with the terms of the Indenture.

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

As of June 25, 2017, there was $372.8 million in Notes outstanding.

(b)    Other Indebtedness

$110.0 Million Credit Agreement

On May 14, 2014, the Company entered into a $110.0 million Credit and Security Agreement, dated May 14, 2014 (the “Credit Agreement”), with the lenders from time to time party thereto, SunTrust Bank, as Agent (the “Agent”), PNC Bank, National Association, as Joint Lead Arranger and Documentation Agent, and SunTrust Robinson Humphrey, Inc., as Joint Lead Arranger and Sole Book Runner. The Credit Agreement established a five-year senior secured revolving credit facility in the maximum amount of $110.0 million (subject to a potential increase of the maximum principal amount to $135.0 million, subject to the Agent’s and applicable lenders’ approval as described therein), consisting of a subline for letters of credit in an amount not to exceed $50.0 million, as well as a swingline loan in an aggregate principal amount at any time outstanding not to exceed $10.0 million. The obligations under the Credit Agreement are secured by (i) a first priority lien on the Company’s accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property) and (ii) a second priority lien, junior to the lien securing the Notes, on all of the Company’s other assets.

The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, and investments, and limits on other various payments, as well as a financial covenant relating to a minimum fixed charge coverage ratio of 1.15:1 (as modified per the Third Amendment and the Fourth Amendment, as defined and discussed below). Events of default under the terms of the Credit Agreement include, but are not limited to: failure of the Company to pay any principal of any loans in full when due and payable; failure of the Company to pay any interest on any loan or any fee or other amount payable under the Credit Agreement within three business days after the date when due and payable; failure of the Company or any of its subsidiaries to comply with certain covenants and agreements, subject to applicable grace periods and/or notice requirements; any representation, warranty or statement made in or pursuant to the Credit Agreement or any related writing or any other material information furnished by the Company or any of its subsidiaries to the Agent or the lenders proving to be false or erroneous; and the occurrence of an event or condition having or reasonably likely to have a material adverse effect, which includes a material adverse effect on the business, operations, condition (financial or otherwise) or prospects of the Company or the ability of the Company to repay its obligations. Where an event of default arises from certain bankruptcy events, the commitments will automatically and immediately terminate and the principal of, and interest then outstanding on, all of the loans will become immediately due and payable. Subject to certain notice requirements and other conditions, upon the occurrence of an event of default, including the occurrence of a condition having or reasonably likely to have a material adverse effect, commitments may be terminated and the principal of, and interest then outstanding on, all of the loans may become immediately due and payable. At June 25, 2017, no event of default had occurred and the Company believes that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Credit Agreement, have not occurred and the likelihood of such events or conditions occurring is remote.

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

The terms of the Third Amendment also included the establishment of a reserve (the “Herley Disposition Proceeds Reinvestment Reserve”) that reduced the maximum $110.0 million total borrowing base on the Credit Agreement. With the sale of the Herley Entities, a $50.8 million reserve was established based upon the collateral carrying value under the Credit Agreement of the Herley Entities disposed. The reserve and therefore the maximum borrowing base were adjusted monthly for the subsequent cumulative reinvestment in similar collateral assets over a period not to have exceeded 360 days from the date of sale of the Herley Entities. As of June 25, 2017, there was no reserve on the maximum borrowings, resulting from a cumulative reinvestment in similar collateral assets since the sale of the Herley Entities in excess of the $50.8 million reserve established at the date of the sale of the Herley Entities. The Company made investments in assets that replaced the collateral, which reinstated the maximum facility to the full $110.0 million as of the end of the first quarter of 2016.

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

As of June 25, 2017, there were no borrowings outstanding on the Credit Agreement and $10.1 million outstanding on letters of credit, resulting in net borrowing base availability of $72.4 million. The Company was in compliance with the financial covenants of the Credit Agreement and its amendments as of June 25, 2017.

Debt Acquired in Acquisition

The Company has a $10.0 million ten-year term loan with a bank in Israel entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance under the term loan as of June 25, 2017 was $1.3 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement governing the term loan contains various covenants, including a minimum net equity covenant as defined in the loan agreement. The Company was in compliance with all covenants contained in this loan agreement as of June 25, 2017.

Fair Value of Long-term Debt

Carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at June 25, 2017 and December 25, 2016 are presented in the following table:

	As of June 25, 2017			As of December 25, 2016
$ in millions	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Total long-term debt including current portion	$374.1	$370.5	$382.0	$437.3	$432.0	$423.6

The fair value of the Company’s long-term debt was based upon actual trading activity (Level 1, Observable inputs -quoted prices in active markets).

 As of June 25, 2017, the difference between the carrying amount of $370.5 million and the principal amount of $374.1 million presented in the table above is the net unamortized original issue discount of $1.6 million and the unamortized debt issuance costs of $2.0 million, which are being accreted to interest expense over the term of the related debt. As of December 25, 2016, the difference between the carrying amount of $432.0 million and the principal amount of $437.3 million presented in the previous table is the net unamortized original issue discount of $2.4 million and the unamortized debt issuance costs of $2.9 million, which are being accreted to interest expense over the term of the related debt.

Note 8. Segment Information

The Company operates in three reportable segments. The Kratos Government Solutions (“KGS”) reportable segment is comprised of an aggregation of KGS operating segments, including the microwave electronic products, satellite communications, modular systems and defense and rocket support operating segments. The Unmanned Systems (“US”) reportable segment consists of its unmanned aerial system and unmanned ground and seaborne system businesses. The KGS and US segments provide products, solutions and services for mission critical national security programs. KGS and US customers primarily include national security related agencies, the U.S. Department of Defense (the “DoD”), intelligence agencies and classified agencies, and to a lesser degree, international government agencies and domestic and international commercial customers. The Public Safety & Security (“PSS”) reportable segment provides independent integrated solutions for advanced homeland security, public safety, critical infrastructure, and security and surveillance systems for government and commercial applications. PSS customers include those in the critical infrastructure, power generation, power transport, nuclear energy, financial, IT, healthcare, education, transportation and petro-chemical industries, as well as certain government customers.

The Company organizes its reportable segments based on the nature of the products, solutions and services offered. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts. This presentation is consistent with the Company’s operating structure. In the following table, total operating income (loss) from continuing operations of the reportable business segments is reconciled to the corresponding consolidated amount. The reconciling item “unallocated corporate expense, net” includes costs for certain stock-based compensation programs (including stock-based compensation costs for stock options, employee stock purchase plan and restricted stock units), the effects of items not considered part of management’s evaluation of segment operating performance, merger and acquisition expenses, corporate costs not allocated to the segments, and other miscellaneous corporate activities.

During the six months ended June 26, 2016, the PSS reportable segment recorded a $1.9 million charge related to a litigation settlement of a contract dispute and the KGS reportable segment recorded a $7.7 million charge as a result of the decision to close one of its manufacturing facilities and exit certain lower margin product business lines associated with the Company’s modular systems business.

 Revenues, depreciation and amortization, and operating income (loss) generated by the Company’s reportable segments for the three and six month periods ended June 25, 2017 and June 26, 2016 are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Revenues:
Kratos Government Solutions
Service revenues	$53.7	$57.8	$101.9	$110.2
Product sales	71.9	62.2	139.1	118.4
Total Kratos Government Solutions	125.6	120.0	241.0	228.6
Public Safety & Security
Service revenues	37.9	30.4	74.7	60.6
Product sales	—	—	—	—
Total Public Safety & Security	37.9	30.4	74.7	60.6
Unmanned Systems
Service revenues	—	—	—	—
Product sales	22.2	17.8	37.8	32.0
Total Unmanned Systems	22.2	17.8	37.8	32.0
Total revenues	$185.7	$168.2	$353.5	$321.2
Depreciation & amortization:
Kratos Government Solutions	$3.5	$3.6	$7.2	$7.7
Public Safety & Security	0.1	0.2	0.2	0.3
Unmanned Systems	1.8	1.8	3.6	3.7
Total depreciation and amortization	$5.4	$5.6	$11.0	$11.7
Operating income (loss) from continuing operations:
Kratos Government Solutions	$5.7	$4.5	$15.3	$2.7
Public Safety & Security	0.5	0.2	0.3	(2.5)
Unmanned Systems	(1.8)	(3.0)	(6.8)	(7.2)
Unallocated corporate expense, net	(1.8)	(1.7)	(4.5)	(3.2)
Total operating income (loss) from continuing operations	$2.6	$—	$4.3	$(10.2)

Note 9. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $111.4 million and $102.9 million, or 60% and 61% of total revenue, for the three months ended June 25, 2017 and June 26, 2016, respectively, and $207.7 million and $198.2 million, or 59% and 62% of total revenue, for the six months ended June 25, 2017 and June 26, 2016, respectively.

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

Condensed Consolidating Balance Sheet June 25, 2017 (Unaudited) (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$59.6	$(1.7)	$5.4	$—	$63.3
Accounts receivable, net	—	197.0	29.6	—	226.6
Amounts due from affiliated companies	215.8	—	—	(215.8)	—
Inventoried costs	—	43.1	18.4	—	61.5
Other current assets	3.6	14.2	4.6	—	22.4
Total current assets	279.0	252.6	58.0	(215.8)	373.8
Property, plant and equipment, net	1.4	47.4	6.2	—	55.0
Goodwill	—	442.6	42.8	—	485.4
Intangible assets, net	—	20.1	7.2	—	27.3
Investment in subsidiaries	463.1	66.7	—	(529.8)	—
Other assets	0.4	8.1	—	—	8.5
Total assets	$743.9	$837.5	$114.2	$(745.6)	$950.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3.1	$45.5	$7.2	$—	$55.8
Accrued expenses	4.4	41.0	2.7	—	48.1
Accrued compensation	4.2	27.1	4.3	—	35.6
Billings in excess of costs and earnings on uncompleted contracts	—	36.0	4.3	—	40.3
Amounts due to affiliated companies	—	187.2	28.6	(215.8)	—
Other current liabilities	0.4	4.1	1.6	—	6.1
Current liabilities of discontinued operations	1.1	—	0.1	—	1.2
Total current liabilities	13.2	340.9	48.8	(215.8)	187.1
Long-term debt, net of current portion	369.2	—	0.3	—	369.5
Other long-term liabilities	10.7	21.5	10.4	—	42.6
Non-current liabilities of discontinued operations	3.8	—	—	—	3.8
Total liabilities	396.9	362.4	59.5	(215.8)	603.0
Total stockholders’ equity	347.0	475.1	54.7	(529.8)	347.0
Total liabilities and stockholders’ equity	$743.9	$837.5	$114.2	$(745.6)	$950.0

Condensed Consolidating Balance Sheet December 25, 2016 (Unaudited) (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$67.2	$(3.3)	$5.2	$—	$69.1
Accounts receivable, net	—	197.9	31.5	—	229.4
Amounts due from affiliated companies	204.6	—	—	(204.6)	—
Inventoried costs	—	37.2	18.2	—	55.4
Other current assets	6.3	11.6	1.3	—	19.2
Total current assets	278.1	243.4	56.2	(204.6)	373.1
Property, plant and equipment, net	1.6	41.7	6.5	—	49.8
Goodwill	—	442.5	42.9	—	485.4
Intangible assets, net	—	24.5	8.1	—	32.6
Investment in subsidiaries	458.0	67.5	—	(525.5)	—
Other assets	0.4	7.3	—	—	7.7
Total assets	$738.1	$826.9	$113.7	$(730.1)	$948.6
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4.5	$43.7	$4.5	$—	$52.7
Accrued expenses	5.6	44.5	3.5	—	53.6
Accrued compensation	4.0	31.2	3.9	—	39.1
Billings in excess of costs and earnings on uncompleted contracts	—	38.9	2.9	—	41.8
Amounts due to affiliated companies	—	174.6	30.0	(204.6)	—
Other current liabilities	1.4	4.1	2.2	—	7.7
Current liabilities of discontinued operations	1.5	—	0.1	—	1.6
Total current liabilities	17.0	337.0	47.1	(204.6)	196.5
Long-term debt, net of current portion	430.2	—	0.8	—	431.0
Other long-term liabilities	10.8	19.9	10.3	—	41.0
Non-current liabilities of discontinued operations	3.7	—	—	—	3.7
Total liabilities	461.7	356.9	58.2	(204.6)	672.2
Total stockholders’ equity	276.4	470.0	55.5	(525.5)	276.4
Total liabilities and stockholders’ equity	$738.1	$826.9	$113.7	$(730.1)	$948.6

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended June 25, 2017 (Unaudited) (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$86.3	$5.3	$—	$91.6
Product sales	—	84.0	13.1	(3.0)	94.1
Total revenues	—	170.3	18.4	(3.0)	185.7
Cost of service revenues	—	62.7	4.3	—	67.0
Cost of product sales	—	63.0	11.3	(3.0)	71.3
Total costs	—	125.7	15.6	(3.0)	138.3
Gross profit	—	44.6	2.8	—	47.4
Selling, general and administrative expenses	1.4	36.3	3.0	—	40.7
Research and development expenses	—	3.7	0.4	—	4.1
Operating income (loss) from continuing operations	(1.4)	4.6	(0.6)	—	2.6
Other income (expense):
Interest income (expense), net	(7.3)	0.1	—	—	(7.2)
Other income (expense), net	—	0.1	0.1	—	0.2
Total other income (expense), net	(7.3)	0.2	0.1	—	(7.0)
Income (loss) from continuing operations before income taxes	(8.7)	4.8	(0.5)	—	(4.4)
Provision for income taxes from continuing operations	—	1.8	—	—	1.8
Income (loss) from continuing operations	(8.7)	3.0	(0.5)	—	(6.2)
Equity in net income (loss) of subsidiaries	2.5	(0.5)	—	(2.0)	—
Net income (loss)	$(6.2)	$2.5	$(0.5)	$(2.0)	$(6.2)
Comprehensive income (loss)	$(6.2)	$2.5	$(0.5)	$(2.0)	$(6.2)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended June 26, 2016 (Unaudited) (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$82.3	$5.9	$—	$88.2
Product sales	—	69.0	12.9	(1.9)	80.0
Total revenues	—	151.3	18.8	(1.9)	168.2
Cost of service revenues	—	60.0	4.4	—	64.4
Cost of product sales	—	50.2	10.3	(1.9)	58.6
Total costs	—	110.2	14.7	(1.9)	123.0
Gross profit	—	41.1	4.1	—	45.2
Selling, general and administrative expenses	2.5	36.2	2.5	—	41.2
Research and development expenses	—	3.9	0.1	—	4.0
Operating income (loss) from continuing operations	(2.5)	1.0	1.5	—	—
Other income (expense):
Interest expense, net	(8.7)	—	—	—	(8.7)
Other income (expense), net	—	(0.2)	0.4	—	0.2
Total other income (expense), net	(8.7)	(0.2)	0.4	—	(8.5)
Income (loss) from continuing operations before income taxes	(11.2)	0.8	1.9	—	(8.5)
Provision for income taxes from continuing operations	—	1.5	0.3	—	1.8
Income (loss) from continuing operations	(11.2)	(0.7)	1.6	—	(10.3)
Loss from discontinued operations	(0.1)	—	—	—	(0.1)
Equity in net income (loss) of subsidiaries	0.9	1.6	—	(2.5)	—
Net income (loss)	$(10.4)	$0.9	$1.6	$(2.5)	$(10.4)
Comprehensive income (loss)	$(10.5)	$0.9	$1.5	$(2.4)	$(10.5)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Six Months Ended June 25, 2017 (Unaudited) (in millions)
	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$168.7	$7.9	$—	$176.6
Product sales	—	157.3	25.8	(6.2)	176.9
Total revenues	—	326.0	33.7	(6.2)	353.5
Cost of service revenues	—	122.6	6.2	—	128.8
Cost of product sales	—	117.0	21.4	(6.2)	132.2
Total costs	—	239.6	27.6	(6.2)	261.0
Gross profit	—	86.4	6.1	—	92.5
Selling, general and administrative expenses	3.5	70.1	6.1	—	79.7
Research and development expenses	—	7.7	0.8	—	8.5
Operating income (loss) from continuing operations	(3.5)	8.6	(0.8)	—	4.3
Other income (expense):
Interest income (expense), net	(15.5)	0.1	—	—	(15.4)
Loss on extinguishment of debt	(2.1)	—	—	—	(2.1)
Other income (expense), net	—	0.1	0.3	—	0.4
Total other income (expense), net	(17.6)	0.2	0.3	—	(17.1)
Income (loss) from continuing operations before income taxes	(21.1)	8.8	(0.5)	—	(12.8)
Provision for income taxes from continuing operations	0.1	2.9	0.3	—	3.3
Income (loss) from continuing operations	(21.2)	5.9	(0.8)	—	(16.1)
Loss from discontinued operations	(0.1)	—	—	—	(0.1)
Equity in net income (loss) of subsidiaries	5.1	(0.8)	—	(4.3)	—
Net income (loss)	$(16.2)	$5.1	$(0.8)	$(4.3)	$(16.2)
Comprehensive income (loss)	$(16.1)	$5.1	$(0.7)	$(4.4)	$(16.1)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Six Months Ended June 26, 2016 (Unaudited) (in millions)
	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$159.7	$11.1	$—	$170.8
Product sales	—	128.0	26.0	(3.6)	150.4
Total revenues	—	287.7	37.1	(3.6)	321.2
Cost of service revenues	—	116.7	8.0	—	124.7
Cost of product sales	—	98.2	20.8	(3.6)	115.4
Total costs	—	214.9	28.8	(3.6)	240.1
Gross profit	—	72.8	8.3	—	81.1
Selling, general and administrative expenses	3.8	75.8	4.8	—	84.4
Research and development expenses	—	6.8	0.1	—	6.9
Operating income (loss) from continuing operations	(3.8)	(9.8)	3.4	—	(10.2)
Other income (expense):
Interest expense, net	(17.3)	(0.1)	—	—	(17.4)
Other income (expense), net	—	(0.2)	0.7	—	0.5
Total other income (expense), net	(17.3)	(0.3)	0.7	—	(16.9)
Income (loss) from continuing operations before income taxes	(21.1)	(10.1)	4.1	—	(27.1)
Provision for income taxes from continuing operations	0.1	4.7	0.6	—	5.4
Income (loss) from continuing operations	(21.2)	(14.8)	3.5	—	(32.5)
Loss from discontinued operations	(0.1)	—	—	—	(0.1)
Equity in net income (loss) of subsidiaries	(11.3)	3.5	—	7.8	—
Net income (loss)	$(32.6)	$(11.3)	$3.5	$7.8	$(32.6)
Comprehensive income (loss)	$(32.7)	$(11.3)	$3.4	$7.9	$(32.7)

Condensed Consolidating Statement of Cash Flows Six Months Ended June 25, 2017 (Unaudited) (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(14.5)	$2.1	$1.1	$—	$(11.3)
Investing activities:
Investment in affiliated companies	(10.9)	—	—	10.9	—
Change in restricted cash	—	0.2	—	—	0.2
Capital expenditures	(0.1)	(11.4)	(0.6)	—	(12.1)
Net cash provided by (used in) investing activities from continuing operations	(11.0)	(11.2)	(0.6)	10.9	(11.9)
Financing activities:
Extinguishment of long-term debt	(64.0)	—	—	—	(64.0)
Repayment of debt	—	—	(0.5)	—	(0.5)
Proceeds from the issuance of common stock	81.7	—	—	—	81.7
Proceeds from the sale of employee stock purchase plan shares	0.6	—	—	—	0.6
Financings from affiliated companies	—	10.9	—	(10.9)	—
Net cash provided by (used in) financing activities from continuing operations	18.3	10.9	(0.5)	(10.9)	17.8
Net cash flows of continuing operations	(7.2)	1.8	—	—	(5.4)
Net operating cash flows from discontinued operations	—	(0.1)	—	—	(0.1)
Net investing cash flows from discontinued operations	(0.4)	—	—	—	(0.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.1	—	0.1
Net increase (decrease) in cash and cash equivalents	$(7.6)	$1.7	$0.1	$—	$(5.8)

Condensed Consolidating Statement of Cash Flows Six Months Ended June 26, 2016 (Unaudited) (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(13.2)	$1.5	$(0.7)	$—	$(12.4)
Investing activities:
Investment in affiliated companies	(2.3)	—	—	2.3	—
Capital expenditures	(0.5)	(2.0)	(1.0)	—	(3.5)
Net cash provided by (used in) investing activities from continuing operations	(2.8)	(2.0)	(1.0)	2.3	(3.5)
Financing activities:
Repayment of debt	—	—	(0.5)	—	(0.5)
Proceeds from the sale of employee stock purchase plan shares	1.0	—	—	—	1.0
Financing from affiliated companies	—	2.3	—	(2.3)	—
Net cash provided by (used in) financing activities from continuing operations	1.0	2.3	(0.5)	(2.3)	0.5
Net cash flows of continuing operations	(15.0)	1.8	(2.2)	—	(15.4)
Net operating cash flows from discontinued operations	0.2	(0.1)	—	—	0.1
Net investing cash flows from discontinued operations	4.5	—	—	—	4.5
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.1)	—	(0.1)
Net increase (decrease) in cash and cash equivalents	$(10.3)	$1.7	$(2.3)	$—	$(10.9)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” relating to our future financial performance, the market for our services and our expansion plans and opportunities. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements reflect our current beliefs, expectations and projections, are based on assumptions, and are subject to known and unknown risks and uncertainties that could cause our actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of these factors are beyond our ability to control or predict. As a result, you should not place undue reliance on forward-looking statements. Important risks and uncertainties that could cause our actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, but are not limited to: changes or cutbacks in spending or the appropriation of funding by the federal government, including the U.S. Department of Defense (the “DoD”), which could cause delays, cancellations or reductions of key government contracts; bid protests; changes in the scope or timing of our projects; the timing, rescheduling or cancellation of significant customer contracts and agreements, or consolidation by or the loss of key customers; risks of adverse regulatory action or litigation; risks associated with debt leverage and the refinancing of outstanding debt; failure to successfully achieve our integration, cost reduction or divestiture strategies; risks related to security breaches, cybersecurity attacks or other significant disruptions of our information systems; and competition in the marketplace, which could reduce revenues and profit margins, as well as the additional risks and uncertainties described in this Quarterly Report, in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 25, 2016 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2017 (the “Form 10-K”), and in other reports that we have filed with the SEC. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except as required by law, we assume no responsibility for updating any forward-looking statements, whether as a result of new information, future events or otherwise.

All references to “us,” “we,” “our,” the “Company” and “Kratos” refer to Kratos Defense & Security Solutions, Inc., a Delaware corporation, and its wholly owned subsidiaries.

Overview

We are a mid-size government contractor at the forefront of the DoD’s Third Offset Strategy. We are a leading technology, intellectual property and proprietary product and solutions company focused on the U.S. and its allies’ national security. A key element of our business plan is to make Company-funded investments related to key platforms, products and systems, so that we own the related intellectual property. We are a demonstrated leader in rapidly designing, developing, demonstrating, and fielding leading technology products and systems at an affordable cost. We are the industry leader in high performance, jet powered, unmanned aerial drone target systems used to test weapon systems and to train the warfighter, and a provider of high performance unmanned combat aerial systems for force multiplication and amplification. We are also an industry leader in satellite communications, microwave electronics, cyber security/warfare, missile defense and combat and training systems. We have primarily an engineering and technically oriented work force of approximately 2,800 employees with a significant number holding national security clearances. Substantially all of our work is performed at customer locations, in a secure facility or at a critical infrastructure location. Our primary end customers are national security related agencies and homeland security related agencies. We believe that our technology, intellectual property, proprietary products and designed-in positions on our customers’ platforms and systems gives us a competitive advantage and creates a high barrier to entry into our markets. Our entire organization is focused on executing our strategy of becoming the leading technology and intellectual property based company in our industry.

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

On November 2, 2015, Barack Obama signed the Bipartisan Budget Act of 2015 (“BBA”), formalizing the terms of a two year budget agreement which raised the U.S. debt ceiling and lifted the sequestration spending caps by $80.0 billion. Under the budget agreement, the total federal spending increase over the BCA topline funding caps was $50.0 billion in FY 2016 and $30.0 billion in FY 2017, with the amounts divided equally between defense and domestic priorities. The overall discretionary budget was set at $1.067 trillion in FY 2016 and $1.07 trillion in FY 2017. The FY 2016 discretionary defense budget was $548.0 billion, a $25.0 billion increase over the BCA topline funding caps.

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

On December 18, 2015, Congress passed and Mr. Obama signed the Consolidated Appropriations Act of 2016, which provided funding for the U.S. Government for FY 2016, providing $1.1 trillion in discretionary funding for federal agencies through September 2016. Mr. Obama signed a continuing resolution in September 2016, which was extended in December 2016, and provides funding for the U.S. Government at FY 2016 levels through April 28, 2017. On April 28, 2017, Congress passed a one-week stop gap funding bill through May 5, 2017. In May 2017, Congress passed the fiscal year 2017 Omnibus Appropriations Bill, which funds the U.S. Government through September 30, 2017. The bill provides funding of $607 billion for the DoD, including a base budget of $524 billion and OCO / Global War on Terror (“GWOT”) funding of $83 billion. The fiscal year 2017 funding level for the DoD is approximately $26 billion higher than the funding level for fiscal year 2016.

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

In March 2017, President Trump submitted a budget proposal for fiscal year 2018 to Congress. The proposal includes funding of $639 billion for the DoD, comprising a base budget of $574 billion and OCO / GWOT funding of $65 billion. The fiscal year 2018 funding level for the DoD is approximately $52 billion above the spending limits established under the BCA and an increase of $32 billion over the fiscal year 2017 funding level. Congress must approve or revise the President’s fiscal year 2018 budget proposals through enactment of appropriations bills and other policy legislation, which would then require final Presidential approval. It is unclear whether an annual appropriations bill will be enacted for FY 2018 at the levels proposed by the President and the government may once again at least begin its fiscal year operating under a continuing resolution.

Reportable Segments

The Company operates in three reportable segments: The Kratos Government Solutions (“KGS”) reportable segment is comprised of an aggregation of KGS operating segments, including our microwave electronic products, satellite communications, modular systems and defense and rocket support services operating segments. The Unmanned Systems (“US”) reportable segment consists of our unmanned aerial system and unmanned ground and seaborne system businesses. The Public Safety & Security (“PSS”) reportable segment provides independent integrated solutions for advanced homeland security, public safety, critical infrastructure, and security and surveillance systems for government and commercial applications. We organize our business segments based primarily on the nature of the products, solutions and services offered. Transactions between segments are negotiated and accounted for under terms and conditions similar to other government and commercial contracts, and these intercompany transactions are eliminated in consolidation. For additional information regarding our reportable segments, see Note 8 of the Notes to Condensed Consolidated Financial Statements. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets wherever possible.

Key Financial Statement Concepts

There have been no changes to our key financial statement concepts for the six months ended June 25, 2017. For a complete description of our business and a discussion of our critical accounting matters, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Form 10-K.

Comparison of Results for the Three Months Ended June 25, 2017 to the Three Months Ended June 26, 2016

Revenues.  Revenues by operating segment for the three months ended June 25, 2017 and June 26, 2016 are as follows (dollars in millions):

	June 25, 2017	June 26, 2016	$ change	% change
Kratos Government Solutions
Service revenues	$53.7	$57.8	$(4.1)	(7.1)%
Product sales	71.9	62.2	9.7	15.6%
Total Kratos Government Solutions	125.6	120.0	5.6	4.7%
Public Safety & Security service revenues	37.9	30.4	7.5	24.7%
Unmanned Systems product sales	22.2	17.8	4.4	24.7%
Total revenues	$185.7	$168.2	$17.5

Total service revenues	$91.6	$88.2	$3.4	3.9%
Total product sales	94.1	80.0	14.1	17.6%
Total revenues	$185.7	$168.2	$17.5	10.4%

Revenues increased $17.5 million to $185.7 million for the three months ended June 25, 2017 from $168.2 million for the three months ended June 26, 2016. The increase in revenues was primarily due to increased work in our training solutions, cyber security and modular systems businesses within our KGS segment, an increase in our PSS segment of $7.5 million due primarily to a large security system deployment for a mass transportation authority and, to a lesser degree, to a new physical access control project for a large healthcare customer. Revenues in our US segment increased due to an increase in shipments and production of certain of our unmanned aerial drone systems (“UAS”) and government funded work on certain new UAS initiatives.

Product sales increased $14.1 million to $94.1 million for the three months ended June 25, 2017 from $80.0 million for the three months ended June 26, 2016, primarily as a result of an increase in production and product shipments in our KGS segment of $9.7 million and $4.4 million in our US segment. As a percentage of total revenue, product sales were 50.7% for the three months ended June 25, 2017 as compared to 47.6% for the three months ended June 26, 2016. Service revenues increased by $3.4 million to $91.6 million for the three months ended June 25, 2017 from $88.2 million for the three months ended June 26, 2016. The increase was primarily related to the increase in revenues in our PSS segment, partially offset by a decrease in service revenue in our KGS segment.

Cost of Revenues.  Cost of revenues increased $15.3 million to $138.3 million for the three months ended June 25, 2017 from $123.0 million for the three months ended June 26, 2016. The increase in cost of revenues was primarily a result of the revenue changes discussed above.

Gross margin decreased to 25.5% for the three months ended June 25, 2017 from 26.9% for the three months ended June 26, 2016. Margins on services decreased slightly to 26.9% for the three months ended June 25, 2017 from 27.0% for the three months ended June 26, 2016, due primarily to a less favorable mix of revenues. Margins on product sales decreased to 24.2% for the three months ended June 25, 2017 from 26.8% for the three months ended June 26, 2016, due primarily to the mix of products shipped. Margins in the KGS segment decreased to 25.6% for the three months ended June 25, 2017 from 27.2% for the three months ended June 26, 2016, primarily as a result of a less favorable mix of revenues. Margins in the US segment increased to 24.3% for the three months ended June 25, 2017 from 23.0% for the three months ended June 26, 2016, primarily due to a more favorable mix of products produced and shipped during the three months ended June 25, 2017. Margins in the PSS segment decreased to 26.1% for the three months ended June 25, 2017 from 27.6% for the three months ended June 26, 2016, due primarily to a less favorable mix of revenues.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expense was $40.6 million for the three months ended June 25, 2017 and $36.4 million for the three months ended June 26, 2016. As a percentage of revenues, SG&A increased slightly to 21.9% at June 25, 2017 from 21.6% at June 26, 2016.

Research and Development (“R&D”) Expenses.  R&D expenses were $4.1 million for the three months ended June 25, 2017 and $4.0 million for the three months ended June 26, 2016. As a percentage of revenues, R&D decreased to 2.2% for the three months ended June 25, 2017 from 2.4% of revenues in the three months ended June 26, 2016. R&D expenditures are primarily related to investments we are making in conjunction with our customers, with the objectives of the Company’s products being the new platform for or “designed-in” to certain new long-term program opportunities and the Company owning certain intellectual property rights for products that support these programs as well as technology upgrades and refresh activities that are necessary for the next generation of our existing product lines specifically in our technology and satellite communications business.

Unused Office Space, Restructuring Expenses, and Other. The expense of $0.1 million for the three months ended June 25, 2017 was primarily due to employee termination costs related to personnel reduction actions taken in the second quarter of 2017. The expense of $4.8 million for the three months ended June 26, 2016 was primarily due to a $4.7 million charge that was recorded in the Company’s modular systems business as a result of the closure of one of its manufacturing facilities and the exit from certain lower margin product business lines in the second quarter of 2016. The restructuring charges were comprised of an impairment charge of $3.4 million related to fixed and intangible assets and a $1.3 million charge for excess facility costs.

Other Expense, Net.  Other expense, net, decreased to $7.0 million from $8.5 million for the three months ended June 25, 2017 and June 26, 2016, respectively. The decrease in expense of $1.5 million is primarily related to a decrease in interest expense due to repurchases of our Notes (as defined below) that occurred in the fourth quarter of 2016 and the first quarter of 2017.

Provision for Income Taxes.  Income tax expense for the three months ended June 25, 2017 and June 26, 2016 was $1.8 million. For the three months ended June 25, 2017 and June 26, 2016, the expense was primarily a function of the estimated effective tax rate for the year. The estimated effective tax rate is driven by estimated foreign taxes, estimated federal and state taxes, permanent book/tax differences, tax amortization of intangible assets that have an indefinite life under GAAP and the projected income or loss for the year.

Loss from Discontinued Operations.  The loss from discontinued operations was $0.1 million for the three months ended June 26, 2016, which reflects the results of the divested U.S. and U.K. Electronic Products Divisions (the “Herley Entities”).

Comparison of Results for the Six Months Ended June 25, 2017 to the Six Months Ended June 26, 2016

Revenues.  Revenues by operating segment for the six months ended June 25, 2017 and June 26, 2016 are as follows (dollars in millions):

	June 25, 2017	June 26, 2016	$ change	% change
Kratos Government Solutions
Service revenues	$101.9	$110.2	$(8.3)	(7.5)%
Product sales	139.1	118.4	20.7	17.5%
Total Kratos Government Solutions	241.0	228.6	12.4	5.4%
Public Safety & Security service revenues	74.7	60.6	14.1	23.3%
Unmanned Systems product sales	37.8	32.0	5.8	18.1%
Total revenues	$353.5	$321.2	$32.3

Total service revenues	$176.6	$170.8	$5.8	3.4%
Total product sales	176.9	150.4	26.5	17.6%
Total revenues	$353.5	$321.2	$32.3	10.1%

Revenues increased $32.3 million to $353.5 million for the six months ended June 25, 2017 from $321.2 million for the six months ended June 26, 2016. The increase in revenues was primarily due to increased work in our satellite communications, training solutions and modular systems businesses within our KGS segment, an increase in our PSS business revenue of $14.1 million due primarily to a large security system deployment for a mass transportation authority and, to a lesser degree, to a new physical access control project for a large healthcare customer. Revenues in our US segment increased due to an increase in shipments and production of certain of our aerial drone systems and government funded work on certain new UAS initiatives.

Product sales increased $26.5 million to $176.9 million for the six months ended June 25, 2017 from $150.4 million for the six months ended June 26, 2016, primarily as a result of an increase in production and product shipments of $20.7 million in our KGS segment and $5.8 million in our US segment. As a percentage of total revenue, product sales were 50.0% for the six months ended June 25, 2017 as compared to 46.8% for the six months ended June 26, 2016. Service revenues increased by $5.8 million to $176.6 million for the six months ended June 25, 2017 from $170.8 million for the six months ended June 26, 2016. The increase was primarily related to the increase in revenues in our PSS segment.

Cost of Revenues.  Cost of revenues increased $20.9 million to $261.0 million for the six months ended June 25, 2017 from $240.1 million for the six months ended June 26, 2016. The increase in cost of revenues was primarily a result of the revenue changes discussed above.

Gross margin increased to 26.2% for the six months ended June 25, 2017 from 25.2% for the six months ended June 26, 2016. Margins on services increased slightly to 27.1% for the six months ended June 25, 2017 from 27.0% for the six months ended June 26, 2016, due primarily to a more favorable mix of revenues. Margins on product sales increased to 25.3% for the six months ended June 25, 2017 from 23.3% for the six months ended June 26, 2016, primarily due to the mix of products shipped. Margins in the KGS segment increased to 27.7% for the six months ended June 25, 2017 from 25.5% for the six months ended June 26, 2016, primarily as a result of a more favorable mix of revenues. Margins in the US segment decreased to 18.0% for the six months ended June 25, 2017 from 18.4% for the six months ended June 26, 2016, primarily due to a less favorable mix of products produced and shipped during the six months ended June 25, 2017. Margins in the PSS segment decreased to 25.3% for the six months ended June 25, 2017 from 27.7% for the six months ended June 26, 2016, due primarily to a less favorable mix of services performed.

SG&A Expenses.  SG&A expense was $79.3 million for the six months ended June 25, 2017 and $74.1 million for the six months ended June 26, 2016. As a percentage of revenues, SG&A decreased to 22.4% at June 25, 2017 from 23.1% at June 26, 2016, which is primarily due to the increase in revenue discussed above.

R&D Expenses.  R&D expenses were $8.5 million for the six months ended June 25, 2017 and $6.9 million for the six months ended June 26, 2016. As a percentage of revenues, R&D increased to 2.4% for the six months ended June 25, 2017 from 2.1% of revenues in the six months ended June 26, 2016. R&D expenditures are primarily related to investments we are making in conjunction with our customers, with the objectives of the Company’s products being the new platform for or “designed-in” to certain new long-term program opportunities and the Company owning certain intellectual property rights for products that support these programs as well as technology upgrades and refresh activities that are necessary for the next generation of our existing product lines specifically in our technology and satellite communications business.

Unused Office Space, Restructuring Expenses, and Other. The expense of $0.4 million for the six months ended June 25, 2017 was primarily due to employee termination costs related to personnel reduction actions taken in the first and second quarters of 2017. The expense of $10.3 million for the six months ended June 26, 2016 was primarily due to a $7.7 million charge that was recorded in the Company’s modular systems business as a result of the closure of one of its manufacturing facilities and the exit from certain lower margin product business lines, a $1.9 million charge related to a litigation settlement of a contract dispute in our PSS business during the first quarter of 2016, and employee termination costs related to personnel reduction actions taken in the first quarter of 2016. The restructuring charge recorded in our modular systems business was comprised of $3.4 million related to fixed and intangible assets, $3.0 million related to exited product lines and $1.3 million related to excess facilities.

Other Expense, Net.  Other expense, net, increased to $17.1 million from $16.9 million for the six months ended June 25, 2017 and June 26, 2016, respectively. The increase in other expense, net, of $0.2 million is primarily related to the loss of $1.4 million and the realization of $0.4 million of unamortized issuance cost and $0.3 million of unamortized discount from the repurchase and extinguishment of $62.7 million of our Notes, which resulted in a $2.1 million loss on extinguishment of debt in the first quarter of 2017. This loss was partially offset by a reduction in interest expense of $1.8 million due to the repurchases of the Notes that occurred in the fourth quarter of 2016 and the first quarter of 2017.

Provision for Income Taxes.  Income tax expense for the six months ended June 25, 2017 and June 26, 2016 was $3.3 million and $5.4 million, respectively. For the six months ended June 25, 2017 and June 26, 2016, the expense was primarily a function of the estimated effective tax rate for the year. The estimated effective tax rate is driven by estimated foreign taxes, estimated federal and state taxes, permanent book/tax differences, tax amortization of intangible assets that have an indefinite life under GAAP and the projected income or loss for the year. The income tax expense for the six months ended June 26, 2016 includes a discrete tax expense of $1.7 million related to an increase in uncertain tax positions.

 Loss from Discontinued Operations. The loss from discontinued operations was $0.1 million for the six months ended June 25, 2017. The loss from discontinued operations was $0.1 million for the six months ended June 26, 2016.

Backlog

As of June 25, 2017 and June 26, 2016, our backlog was approximately $766.5 million and $874.6 million, respectively, of which $543.8 million was funded in 2017 and $542.3 million was funded in 2016. Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Our funded backlog does not include the full potential value of our contracts because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly or quarterly basis even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriation and the procuring agency allocates funding to the contract.

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

Liquidity and Capital Resources

As of June 25, 2017, we had cash and cash equivalents of $63.3 million compared with cash and cash equivalents of $69.1 million as of December 25, 2016, which includes $5.4 million and $5.2 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds; however, earnings of these foreign subsidiaries are considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. they could be repatriated, and their repatriation into the U.S. may cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional U.S. income taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated. We do not currently intend to repatriate these earnings.

The carrying amount of our total debt, including capital lease obligations, principal due on our Notes, and other term debt decreased from $432.0 million at December 25, 2016 to $370.5 million at June 25, 2017, due to the redemption of $62.7 million of our Notes during the six months ended June 25, 2017, in addition to the principal payment required on our ten-year term loan with a bank in Israel, offset partially by the amortization of the discount on our Notes and the amortization of deferred financing costs.

We use our operating cash flow to finance trade accounts receivable, fund necessary increases in inventory, fund capital expenditures, our internal research and development and product development investments, and our ongoing operations, service our debt and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services since a number of our receivables are contractually billable and due to us only when certain contractual milestones are achieved. Financing increases in inventory balances is necessary to fulfill shipment requirements to meet delivery schedules of our customers. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our days sales outstanding (“DSO”) have decreased to 111 days as of June 25, 2017 from 115 days as of December 25, 2016. Our DSOs can fluctuate from period to period, primarily as a result of certain contractual billing milestones that have not yet been attained, such as equipment shipments and deliveries on certain products, and for certain flight requirements that must be fulfilled on certain aerial target programs, or final billings which are not due until completion on certain of our large critical infrastructure deployment projects and large training systems deliveries, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time. In addition, we used our working capital during the six months ended June 25, 2017 to build inventory of approximately $7.4 million in anticipation of future scheduled product deliveries.

A summary of our net cash provided by (used in) operating activities from continuing operations, investing activities from continuing operations, and financing activities from continuing operations and our cash flows from discontinued operations from our condensed consolidated statements of cash flows is as follows (in millions):

	Six Months Ended
	June 25, 2017	June 26, 2016
Net cash used in operating activities from continuing operations	$(11.3)	$(12.4)
Net cash used in investing activities from continuing operations	(11.9)	(3.5)
Net cash provided by financing activities from continuing operations	17.8	0.5
Net operating cash flows of discontinued operations	(0.1)	0.1
Net investing cash flows of discontinued operations	(0.4)	4.5

Net cash used in operating activities from continuing operations for the six months ended June 25, 2017 was positively impacted by increased operating income as compared to the six months ended June 26, 2016, offset by changes in working capital accounts. The net use in working capital accounts for the six months ended June 25, 2017 includes approximately $4.9 million of internal development investments we are making related to the Low Cost Attritable Unmanned Aerial System Demonstration (“LCASD”) or “Valkyrie”. For fiscal 2017, we expect to spend $7.0 million to $10.0 million on internal product development efforts that are non-capital expenditures related to the LCASD program.

Net cash used in investing activities from continuing operations for the six months ended June 25, 2017 is comprised of capital expenditures, which consist primarily of investments in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business, as well as expenditures related to internal capital investments to build company-owned capital aerial targets and related support equipment and tooling related to the Valkyrie and UTAP-22 or “Mako” platforms for the six months ended June 25, 2017. During the six months ended June 25, 2017, capital expenditures of approximately $7.7 million were incurred in our US business, primarily related to our unmanned combat target initiative. We expect our capital expenditures for fiscal 2017 to be significant due primarily to the capital aerial targets and related support equipment and tooling that we are building related to the Valkyrie and Mako platforms in our US business. These capital expenditures are expected to equal an aggregate of approximately $18.0 million to $23.0 million for fiscal 2017. Net cash used in investing activities for the six months ended June 26, 2016 is comprised of capital expenditures, which consist primarily of investment in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business.

Net cash provided by financing activities from continuing operations for the six months ended June 25, 2017 was primarily net proceeds of $81.9 million from our recent completed equity offering of 11.9 million shares of common stock, partially offset by $64.0 million used to retire approximately $62.7 million in principal amount of outstanding Notes. Net cash provided by financing activities from continuing operations for the six months ended June 26, 2016 was primarily proceeds from our employee stock purchase plan.

The investing cash flow from discontinued operations for the six months ended June 25, 2017 reflects cash used of $0.4 million, primarily related to the discontinued operations of the Herley Entities. The investing cash flow from discontinued operations for the six months ended June 26, 2016 reflects cash used of $4.5 million, primarily related to the reimbursement of taxes related to the sale of the Herley Entities.

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

The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of June 25, 2017, we were in compliance with the covenants contained in the Indenture governing the Notes.

We may redeem some or all of the Notes at 102.625% of the aggregate principal amount of such Notes if redeemed on or before May 15, 2018 and 100% of the aggregate principal amount of such Notes if redeemed on or after May 16, 2018, plus accrued and unpaid interest to the date of redemption.

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

Following the sale of the Herley Entities, we paid down the $41.0 million outstanding under the Credit Agreement and repurchased $175.0 million of the Notes at par, in accordance with the terms of the Indenture.

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

As of June 25, 2017, there was $372.8 million in Notes outstanding.

Other Indebtedness

$110.0 Million Credit Agreement

On May 14, 2014, we entered into a $110.0 million Credit and Security Agreement, dated May 14, 2014 (the “Credit Agreement”), with the lenders from time to time party thereto, SunTrust Bank, as Agent (the “Agent”), PNC Bank, National Association, as Joint Lead Arranger and Documentation Agent, and SunTrust Robinson Humphrey, Inc., as Joint Lead Arranger and Sole Book Runner. The Credit Agreement established a five-year senior secured revolving credit facility in the maximum amount of $110.0 million (subject to a potential increase of the maximum principal amount to $135.0 million, subject to the Agent’s and applicable lenders’ approval as described therein), consisting of a subline for letters of credit in an amount not to exceed $50.0 million, as well as a swingline loan in an aggregate principal amount at any time outstanding not to exceed $10.0 million. The obligations under the Credit Agreement are secured by (i) a first priority lien on our accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property) and (ii) a second priority lien, junior to the lien securing the Notes, on all of our other assets.

The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, and investments, and limits on other various payments, as well as a financial covenant relating to a minimum fixed charge coverage ratio of 1.15:1 (as modified per the Third Amendment and the Fourth Amendment, as defined and discussed below). Events of default under the terms of the Credit Agreement include, but are not limited to: our failure to pay any principal of any loans in full when due and payable; our failure to pay any interest on any loan or any fee or other amount payable under the Credit Agreement within three business days after the date when due and payable; our failure or the failure of any of our subsidiaries to comply with certain covenants and agreements, subject to applicable grace periods and/or notice requirements; any representation, warranty or statement made in or pursuant to the Credit Agreement or any related writing or any other material information furnished by us or any of our subsidiaries to the Agent or the lenders proving to be false or erroneous; and the occurrence of an event or condition having or reasonably likely to have a material adverse effect, which includes a material adverse effect on the business, operations, condition (financial or otherwise) or our prospects or our ability to repay our obligations. Where an event of default arises from certain bankruptcy events, the commitments will automatically and immediately terminate and the principal of, and interest then outstanding on, all of the loans will become immediately due and payable. Subject to certain notice requirements and other conditions, upon the occurrence of an event of default, including the occurrence of a condition having or reasonably likely to have a material adverse effect, commitments may be terminated and the principal of, and interest then outstanding on, all of the loans may become immediately due and payable. As of June 25, 2017, no event of default had occurred and we believe that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Credit Agreement, have not occurred and the likelihood of such events or conditions occurring is remote.

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

The terms of the Third Amendment also included the establishment of a reserve (the “Herley Disposition Proceeds Reinvestment Reserve”) that reduced the maximum $110.0 million total borrowing base on the Credit Agreement. With the sale of the Herley Entities, a $50.8 million reserve was established based upon the collateral carrying value under the Credit Agreement of the Herley Entities disposed. The reserve and therefore the maximum borrowing base were adjusted monthly for the subsequent cumulative reinvestment in similar collateral assets over a period not to have exceeded 360 days from the date of sale of the Herley Entities. As of June 25, 2017, there was no reserve on the maximum borrowings, resulting from a cumulative reinvestment in similar collateral assets since the sale of the Herley Entities in excess of the $50.8 million reserve established at the date of the sale of the Herley Entities. The Company made investments in assets that replaced the collateral, which reinstated the maximum facility to the full $110.0 million as of the end of the first quarter of 2016.

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

As of June 25, 2017, there were no borrowings outstanding on the Credit Agreement and $10.1 million was outstanding on letters of credit, resulting in net borrowing base availability of $72.4 million. We were in compliance with the financial covenants of the Credit Agreement and its amendments as of June 25, 2017.

Debt Acquired in Acquisition

 We assumed a $10.0 million ten-year term loan with a bank in Israel entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance under the term loan as of June 25, 2017 was $1.3 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement governing the term loan contains various covenants, including a minimum net equity covenant as defined in the loan agreement. We were in compliance with all covenants contained in this loan agreement as of June 25, 2017.

New Leases

On May 1, 2017, we entered into an office lease for our new corporate headquarters in San Diego, California. The premises being rented consist of approximately 26,192 square feet of office space. The Lease has an initial term of 10 years and is anticipated to commence in October 2018. The Lease can be extended for one 5-year term, which must be exercised by giving written notice to the Landlord not earlier than 12 months and not later than 10 months prior to the expiration of the initial term. The base rent under the Lease is initially approximately $817,200 per year, escalating over the 10 years at approximately 3.0% per annum. In addition to the base rent, we will pay additional rent for our proportionate share of operating expenses, taxes, utilities and insurance expenses for the complex in which the premises are located.

On May 31, 2017, we entered into two lease agreements for office space consisting of approximately 61,000 square feet in an existing building (“Existing Building”) and 91,000 square feet in a new building that is to be constructed (“New Building”) in Colorado Springs, Colorado. The initial lease term for the Existing Building is from May 31, 2017 to May 31, 2032. Upon completion of the New Building, the lease for the New Building will terminate and the lease for the Existing Building will be amended and restated to cover the New Building and the Existing Building. The lease term for such amended and restated lease will be fifteen years from the rent commencement date of the New Building.

The annual base rent for the Existing Building will be approximately $994,800, with an annual escalation of the lesser of 2% or the consumer price index, and such base rent will be adjusted at a later time based on building improvements funded by the Landlord. The annual base rent for the New Building will depend on the Landlord’s construction costs for the New Building, but the initial annual base rent for the New Building should not exceed approximately $1.9 million. In addition to the base rent, we will pay for taxes, utilities insurance, and maintenance expenses for the New Building and the Existing Building.

With the exception of the new leases described above, there were no other significant changes to our contractual obligations during the first six months of fiscal 2017.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Since December 25, 2016, there have been no material changes in the quantitative or qualitative aspects of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in the Form 10-K.

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 25, 2017.

Changes in Internal Control Over Financial Reporting

We operate under the COSO (Committee of Sponsoring Organizations) 2013 Framework. There was no change in our internal control over financial reporting during the three months ended June 25, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 10 of the Notes to the Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.

Item 1A.  Risk Factors.

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report, as well as the risk factors disclosed in Item 1A to Part I of the Form 10-K, and other reports that we have filed with the SEC. Any of the risks discussed in such reports, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects. There have been no material changes in our risk factors as previously disclosed in the Form 10-K during the period covered by this Quarterly Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

 None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
2.1#†	Stock Purchase Agreement, dated May 31, 2015, among Kratos Defense & Security Solutions, Inc., Herley Industries, Inc., Ultra Electronics Defense Inc. and Ultra Electronics Holdings plc.	10-Q	08/06/2015 (001-34460)	2.4
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc., as amended.	10-K	02/27/2017 (001-34460)	3.1
3.2	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc., as amended.	10-K	02/27/2017 (001-34460)	3.2
4.1	Specimen Stock Certificate.	10-K	02/27/2017 (001-34460)	4.1
4.2	Indenture, dated as of May 14, 2014, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent (including the Form of 7.00% Senior Secured Notes due 2019).	8-K	05/15/2014 (001-34460)	4.1
4.3	Registration Rights Agreement, dated as of May 14, 2014, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors party thereto, and SunTrust Robinson Humphrey, Inc., as Representative of the Initial Purchasers.	8-K	05/15/2014 (001-34460)	10.1
10.1	Office Lease, dated as of May 1, 2017, by and between Kratos Defense & Security Solutions, Inc. and TPP 212 Scripps, LLC.	10-Q	5/04/2017 (001-34460)	10.2
10.2	Lease Agreement, dated as of May 31, 2017, by and between STORE Capital Acquisitions, LLC and Real Time Logic, Inc.				*
10.3	Lease Agreement, dated as of May 31, 2017, by and between STORE Capital Acquisitions, LLC and Real Time Logic, Inc.				*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.				*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.				*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
101
Financial statements from the Quarterly Report on Form 10-Q of Kratos Defense & Security Solutions, Inc. for the quarter ended June 25, 2017 formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Notes to the Condensed Consolidated Financial Statements.
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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ MARIA CERVANTES DE BURGREEN, CPA
Maria Cervantes de Burgreen
Vice President and Corporate Controller
(Principal Accounting Officer)
Date:	July 27, 2017