Form 10-K
period 2017-12-31
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2018-02-28
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
Commission file number 001-34460
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-3818604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates as of June 23, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $822.4 million, based on the closing sale price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on such date. This disclosure excludes shares of common stock held by executive officers, directors and stockholders whose individual ownership exceeds 10% of the common stock outstanding on June 23, 2017 because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of February 23, 2018, 103,513,103 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference
Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K incorporate information by reference from the registrant’s definitive proxy statement filed pursuant to Regulation 14A in connection with the registrant’s 2018 Annual Meeting of Stockholders or an amendment to this annual report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report on Form 10-K.

2

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
 FORM 10-K
 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

PART I.

Item 1. Business.

Overview

Kratos is a government contractor at the forefront of the U.S. Department of Defense’s (the “DoD”) Third Offset Strategy and Rapid Innovation Initiatives. Kratos is a leading technology, intellectual property, proprietary product and system solution company focused on the U.S. and its allies’ national security. Kratos is a recognized industry leader in the rapid development, demonstration and fielding of high technology systems and products at an affordable cost. A key element of our business plan is to make Company-funded investments related to key platforms, products and systems, so that we own the related intellectual property, providing us designed in, sole and single source positions with our offerings. We are an industry leader in high performance, jet powered, unmanned aerial drone target systems used to test weapon systems and to train the warfighter and a provider of high performance unmanned combat aerial systems for force multiplication and amplification. We are also an industry leader in satellite communications, microwave electronics, cyber security/warfare, missile defense and combat and training systems. Our workforce is primarily engineering and technically oriented with a significant number of employees holding national security clearances. Substantially all of our work is performed at customer locations, in a secure facility or at a critical infrastructure location. Our primary end customers are national and homeland security related agencies. We believe that our technology, intellectual property, proprietary products and designed-in positions on our customers’ programs, platforms and systems gives us a competitive advantage and creates a high barrier to entry into our markets. Our entire organization is focused on executing our strategy of becoming the leading technology and intellectual property based company in our industry.

Industry Update

In May 2017, the President signed into law the fiscal year (“FY”) 2017 Consolidated Appropriations Act. In total for 2017, Congress appropriated $524 billion in base discretionary funding for the DoD, consistent with the Budget Control Act of 2011 (the “BCA”). Congress also appropriated approximately $68 billion in Overseas Contingency Operations (“OCO”) funding and approximately $15 billion in additional DoD appropriations.

In May 2017, the President released a revised FY 2018 budget request, which seeks $575 billion for the DoD’s base budget, approximately $52 billion above the statutory caps provided for in the BCA. The President’s budget request also seeks an additional $65 billion in OCO funding for expeditionary needs, not capped by the BCA.

On September 8, 2017, the President signed a continuing resolution which generally funded the government at FY 2017 levels through December 8, 2017. The continuing resolution was extended to December 22, 2017 and further extended to January 19, 2018. As Congress did not enact appropriations legislation or a new continuing resolution by January 19, 2018, on January 20, 2018, the U.S. Government temporarily shut down. On January 22, 2018, a fourth continuing resolution was enacted, which funded the government through February 8, 2018.

On February 9, 2018, the Congress approved and the President signed the Bipartisan Budget Act of 2018, which provides that:

1.	spending limits created by the BCA will be increased by approximately $300 billion over the next two years;

2.	defense spending will be increased by $80 billion in the current FY and by $85 billion next year, to approximately $700 billion and $705 billion, respectively;

3.	domestic spending will be increased by $63 billion this year and by $68 billion next year; and

4.	Congress will suspend the debt limit through March 2019, putting the next debt limit vote past the 2018 midterm elections.

The Congress and the President also executed a fifth continuing resolution authorization through March 23, 2018, to provide congressional appropriators the time required to appropriately document and allocate the authorized spending.

The federal budget and debt ceiling are expected to continue to be the subject of considerable debate, which could have a significant impact on defense spending broadly and the Company’s programs in particular in the future. If a prolonged government shutdown were to occur, it could result in program cancellations and/or stop work orders and could limit our ability to perform on our U.S. Government contracts and the U.S. Government’s ability to make timely payments.

Current Reporting Segments

The Company operates in three reportable segments. The Kratos Government Solutions (“KGS”) reportable segment which is comprised of an aggregation of KGS operating segments, the Unmanned Systems (“US”) reportable segment, and the Public Safety & Security (“PSS”) reportable segment.

KGS has four operating segments: Defense Rocket Support Services (“DRSS”), Microwave Electronics Division (“ME”), Technical and Training Solutions (“TTS”), and Modular Systems (“MS”) that provide technology-based defense solutions, involving products and services, primarily for mission critical U.S. National Security priorities, with the primary focus relating to the nation’s Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance requirements. The US reportable segment provides unmanned aerial systems and unmanned ground and seaborne systems. The PSS reportable segment provides integrated solutions for advanced homeland security, public safety, critical infrastructure security, and security and surveillance systems for government, industrial and commercial customers.

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

Competitive Strengths
We believe that our intellectual property, proprietary products, and technology are strongly aligned with certain of the highest priority spending areas of the DoD, and the DoD’s focus on leveraging technology to defeat or deter peer and near-peer adversaries. We also believe that our proven ability to rapidly design, develop, demonstrate and field leading technology products and systems at an affordable cost differentiates us from our competitors. When combined with our longstanding customer relationships, and the designed-in position of our systems, technology and products into our customers’ platforms, programs, and systems, we believe these factors provide a unique competitive advantage and position us well for accelerated growth.

Specialized national security focus aligned with mission-critical national security priorities. Continued concerns related to the threats posed by certain foreign nations, including nations with peer or near peer capabilities and terrorists have caused the U.S. Government to identify national security as an area of functional and spending priority. Budget pressures, particularly related to DoD spending, have placed a premium on developing and fielding low-cost, high-technology solutions to assist in national security missions. While recent budget pressures have at times caused delays in orders for our business, current budget projections, including the pending fiscal 2018 and 2019 DoD budgets, suggest defense spending will increase over the next few years. The improving outlook for defense spending is primarily focused on enhanced power projection, warfighting readiness, lethality, and recapitalization of key strategic defense systems to address peer and near peer threats. Our primary capabilities and areas of focus, listed below, are strongly aligned with the objectives of the U.S. Government:

•	Unmanned aerial drone, unmanned ground and unmanned seaborne systems

•	Satellite communications and radio frequency interference detection location and mitigation

•	Microwave electronics supporting warfare, missile, radar and communication systems

•	Electronic warfare, attack, missile, and radar systems

•	Intelligence, surveillance and reconnaissance

•	Ballistic missile defense systems

•	Command, control and combat systems

•	Cybersecurity and information assurance

•	Specialized training systems and operational readiness

IP-centric defense company with proprietary products and technology which address critical current and emerging threats faced by U.S. and allied militaries. As a technology-focused defense company at the forefront of the DoD’s strategy of technology rich and affordable systems, our current and growing portfolio of proprietary products, solutions, and related intellectual property addresses some of the most critical needs of U.S. and allied militaries in the fields of unmanned systems, satellite communications, microwave electronics, cybersecurity/warfare, missile defense, combat and training systems. A key element of our customers’ strategy, and where we have invested significantly, is the development of capabilities and intellectual property addressing the recent challenges faced by U.S. and allied militaries in Anti-Access and Aerial-Denial (“A2/AD”) environments. This is evidenced by our significant investment in high-performance Unmanned Aerial Drone System (“UADS”) platforms and technology, which has culminated in a series of Unmanned Combat Aerial System (“UCAS”) contract wins. Additionally, with our satellite and terrestrial ground segment command, control, radio frequency interference monitoring, geolocation and mitigation products and capabilities, we are well-positioned to capitalize on the 2018 DoD budget request of $9.3 billion for space investments, a 29.1 percent increase over the 2017 budget, and a significant portion of which is for the development and protection of U.S. national security space assets and infrastructure. Accordingly, our proprietary products, systems and technologies are developed and refined with the goal of enabling our customers to maintain an advantage over the advanced and constantly evolving threats of adversaries, at an affordable cost. In many instances, we are one of the few companies that produce the mission-critical technology our customers require, or we outperformed our peers in a competitive bidding process. We maintain a strategy of internally funding research and development and owning the intellectual property of many of these high-performance capabilities and systems.
Technology-driven company aligned with and supporting our customers’ increased innovation, technology, and strategic national security initiatives, with focus on speed and affordability. As the DoD works to increase or maintain its technological advantage over adversaries, it has continued its efforts to create breakthrough technologies for national security, accelerate innovation to the warfighter, and repurpose current capabilities to create cost-effective, disruptive technology advances. With our focus on delivering leading edge systems, products and technologies that address the most critical current and emerging threats, our customers include some of the most technologically advanced organizations of the defense establishment, including the Defense Innovation Unit Experimental (“DIUx”), Defense Advanced Research Projects Agency (“DARPA”), Air Force Research Laboratory (“AFRL”), the Strategic Capabilities Office (SCO), the Strategic Command (STRATCOM), the National Aeronautics and Space Administration, the U.S. intelligence community, and other confidential customers. We believe our focus on constant innovation, capability improvements across our product and solutions portfolio, speed of development and production and affordability are key differentiators that align us with and address our customers’ key initiatives.
In-depth understanding of customer missions. We have a reputation for successfully and rapidly designing, developing, demonstrating and fielding mission-critical products, solutions and services to our customers, at an affordable cost. Our long-term relationships with the U.S. Air Force, U.S. Army, U.S. Navy and other national security related customers and agencies enable us to develop an in-depth understanding of their missions, problems and technical requirements. In addition, a substantial number of our employees are located at our customer locations, or at secure manufacturing facilities or at critical infrastructure locations, all of which provides Kratos with valuable strategic insight into our customers’ ongoing missions and future program and mission requirements. This understanding of our customers’ missions, requirements, and needs, in conjunction with the strategic location of our employees, enables us to offer technical solutions tailored to our customers’ specific requirements and evolving mission objectives. In addition, once we are on-site with a customer and providing our products and solutions, we have historically been successful in winning new and recompete business.
Kratos is one of the industry leaders in high performance, jet powered, unmanned aerial target drone systems which are designed to replicate state of the art adversarial fighter aircraft, missiles and other threats. Kratos is the sole source or primary unmanned aerial target drone system provider to the U.S. Air Force, Navy, Army, and numerous allied foreign defense agencies.

Leveraging off of this technology, for which Kratos owns the intellectual property, we made a significant investment over the past four years developing Kratos’ first UCAS, our Unmanned Tactical Aerial Platform (“UTAP-22”), now formally called “Mako.” After successfully achieving the Mako’s first concept flights at the end of 2015, in 2016 we received a $12.6 million single-award contract to demonstrate certain payload integration and loyal wingman teaming with manned aircraft in a major military exercise. This contract is one of the largest recently awarded contracts by the DIUx. We are currently under contract with several additional customers related to Kratos’ Mako.

A select sample of other key Kratos’ UAS products and contracts includes:

•
In 2016, we were awarded two of the four Gremlins Phase I UAS contracts awarded by DARPA, the government’s leader in breakthrough technologies for national security. For one contract we are a prime or lead contractor, and for the other contract we are teamed with a lead partner company.

•	In 2017, we successfully advanced to Phase II of the Gremlin’s program, teamed with our partner company.

•
In 2016 we were awarded the AFRL Low Cost Attritable Strike Demonstration (“LCASD”) UCAS single-award cost share contract. The LCASD is an approximately 30 foot by 22 foot unmanned strike aerial drone system. We expect the initial flight of this leading technology UAS to occur in 2018.

•	In 2016 we were awarded a contract by the DIUx related to our UTAP-22 Mako UCAS.

•
We have redeveloped our Air Force Subscale Aerial Target BQM-167 into what we believe to be the highest performance unmanned aircraft in the world, the U.S. Navy Sub-Sonic Aerial Target (“SSAT”) Drone BQM-177A, with low rate initial production awarded to Kratos in June 2017. We expect the SSAT program to become one of the largest and most important to Kratos in the near term.

•
We recently received a single award of $93 million from the U.S. Army Contract Command for advanced subscale aerial drone systems, an unmanned target aircraft with launchers and associated ground equipment and spares, with an estimated completion date of December 17, 2022.

•
We recently received an approximately $23 million sole source initial production award for a new high performance, jet powered UADS which has been under development, with an expected execution period through 2018.

We believe that our internally developed and owned intellectual property allows us to provide more capable jet powered, unmanned aircraft, designed to fly in A2/AD environments and with performance capabilities equal to or greater than fourth generation manned jet fighter aircraft, at an affordable cost. Kratos’ tactical UAS provide force multiplication and augmentation for manned high performance fighter aircraft. We believe that there are very few high-performance UAS that are as advanced as our technologies addressing the A2/AD environment, which the DoD has identified as a U.S. capabilities gap. As such, consistent with the needs and requirements of the U.S. and allied militaries, we believe that our leadership in these types of high performance unmanned aircraft provides us with a future market opportunity of these types of low-cost, high-performance systems.
We are also an industry leader in ground-based command, control and communications systems for satellites, and a leader in related radio frequency interference identification, geolocation and mitigation. Our primary customers include the U.S. Air Force, Space Command and other agencies. Our microwave electronics business products have designed-in positions on critical combat system programs, including Barak, Gripen, Iron Dome, Sling of David, F-15, F-16 and Arrow. Our advanced capabilities in the training systems and solutions market, including for aircraft and combat vehicles, have allowed us to successfully remain at the forefront of defense industry readiness initiatives. We believe our strategy of internally funding the research and development of many of our systems, products, solutions and capabilities will continue to solidify our position in high growth markets, such as high performance UADS, satellite communications, microwave electronics and training systems, and allow us to grow, over the long-term, at a rate greater than that of the industry.
Diverse base of key contracts with low concentration. Many of our contracts are single-award and/or sole source in nature, where we are the only awardee by the customer. In many cases, our ability to obtain single award, sole source contracts is due to our intellectual property, proprietary products, historical performance qualifications, relative experience and affordability. Additionally, as a result of our business development focus on securing key contracts, we are also a preferred contractor on numerous multi-year, government-wide acquisition contracts (“GWACs”) and multiple award contracts. Our preferred contractor status provides us with the opportunity to bid on billions of dollars of business each year against a discrete number of other pre-qualified companies.

We have a highly diverse base of customers and contracts with no contract representing more than 5% of 2017 revenue. Our fixed-price contracts, the majority of which are production contracts, represent approximately 88% of our 2017 revenue. Our cost-plus-fee contracts and time and materials contracts represent approximately 8% and 4%, respectively, of our 2017 revenue. We believe our diverse base of key contracts and low reliance on any one contract provides us with a stable, balanced revenue stream. Our recent major contract awards, including a $93 million UAS award with the Army, $23 million UAS sole source initial production award, $37 million SSAT low rate initial production contract, $16 million in specialized equipment for radars and systems, $22 million Lot 13 Option Exercise for the Air Force Subscale Aerial Target program, $46 million single award training contract to support the Royal Saudi Naval Forces, $54 million Marine Common Aircrew Trainers, $20 million KC-46 Tanker Maintenance Training System, and multiple tactical UADS awards have continued to allow us to grow the business while maintaining a diverse contract base.
Significant cash flow visibility driven by stable backlog. As of December 31, 2017 and December 25, 2016, our total backlog (see Backlog below) was approximately $730.4 million and $899.7 million respectively, of which approximately $531.1 million was funded in 2017 and $626.1 million was funded in 2016. The majority of our sales are from awards issued under long-term contracts, typically three to five years in duration. Our contract backlog provides visibility into stable future revenue and cash flow over a diverse set of contracts. Importantly, a number of our systems and products are designed-in on and support long term, multi-year/multi-decade programs, which provides significant operational and financial visibility to our Company.
Highly skilled employees and an experienced management team. We deliver our systems, products and services through a skilled and primarily engineering and technically oriented workforce of approximately 2,900 employees. Our senior managers have significant experience with U.S. Government agencies, the U.S. military and U.S. Government contractors. A significant number of Kratos employees hold national security clearances. Members of our management team have experience growing businesses both organically and through acquisitions and delivering significant value to stakeholders. We believe that the cumulative experience and differentiated expertise of our personnel in our core focus areas, coupled with our sizable and technically oriented employee base, allow us to qualify for and bid on larger programs and contracts in a prime contracting role.
Our Strategy
Our strategy is to focus on our core business areas, including Unmanned Systems, Satellite Communications, Cyber Security, Microwave Electronics, Missile Defense and Training Systems. We will continue to invest in differentiating systems, products, technology and intellectual property. We intend to be the leader in rapidly developing, demonstrating and delivering to the warfighter leading technology systems, at an affordable cost.
Internal Growth
We are focused on generating internal growth by capitalizing on our ability to rapidly develop, demonstrate and field leading technology systems and products at an affordable cost. We will make targeted discretionary investments in mission critical DoD priority areas including; unmanned systems, satellite communications, microwave electronics, cyber security and training systems, which have the highest potential for growth based on recent DoD funding requests, and in which we will retain the intellectual property rights.
Expand technology product, solution and service offerings provided to existing customers. We are focused on expanding the technology, products, systems and solutions we provide to our current customers by leveraging our strong relationships, technical capabilities, intellectual property and past performance qualifications as well as by offering a wider range of comprehensive low-cost technology rich products and solutions. In regard to areas of specialization, our product and solution offerings include the manufacturing of specialized defense electronics; integrated technology solutions for satellite command, control and communications; specialized high performance UADS and aircraft for tactical and threat representation target purposes; and Unmanned Ground Systems (“UGS”) and Unmanned Seaborne Systems (“USS”). We believe our understanding of customer needs, missions, requirements and processes, and our ability to rapidly deliver low cost, technology leading systems, products and solutions, position us well for success in the current National Security environment.
Capitalize on current contract base. We are pursuing new program and contract opportunities and awards as we build the business with our expanding technology base, intellectual property ownership, contract portfolio, and product, solution and service offerings. We are also aggressively pursuing several national security priority areas, including high performance UADS, satellite communications command, control, communication and signal monitoring products, microwave electronics for missiles, radars, electronic warfare and communications, cyber security solutions, specialized training systems, autonomy and artificial intelligence systems, robotics, directed energy systems, hypersonic systems, electromagnetic rail gun systems and next generation ballistic missile targets. We are also assessing new tactical program areas and platforms to pursue that are consistent with our core capabilities, technology and intellectual property.

Expand customer and contract base. We are focused on expanding our customer base into areas with significant growth opportunities as indicated by the FY 2018 and 2019 DoD budget request, by leveraging our technology, intellectual property, proprietary products, capabilities, industry reputation, long-term customer relationships and diverse contract base. We also believe that our ability to rapidly develop, demonstrate and field high technology systems and products at an affordable cost is a clear competitive differentiator for our Company. We anticipate that this overall expansion in our capabilities will enable us both to pursue larger program opportunities, higher value work and to further diversify our revenue base across additional U.S. Government, international and commercial customers.
Improve operating margins. We believe that we have opportunities to increase our operating margins and improve profitability by capitalizing on our corporate infrastructure investments as our business grows, production of our products and systems increases and related revenues increase. We are proactively focused on continuously improving efficiencies, reducing costs, and concentrating our efforts on operational excellence.
Invest in strategic growth areas. Over the past several years, we have made significant internally funded investments in strategic growth areas including unmanned tactical aircraft drone systems. Specifically, we have increased internally funded research and development, capital expenditures and infrastructure investments, including executive management, bid, proposal and new business capture, pursuit and related expenses. We have made these investments with the intention of developing, demonstrating, fielding and bringing to production high performance jet powered unmanned aerial combat systems. These investments also allow us to retain the intellectual property rights, design and data packages for these platforms and systems, and to ultimately secure sole source production positions in these strategic growth areas. Specifically, since 2012, we have invested over $85 million in our UAS through internally funded research, development and contract design retrofit costs for new platforms under development and capital expenditures for aircraft and related equipment related to this strategic growth area.

•
We invested in internally funded research, development and capital expenditures to build our own UTAP-22 (Mako) UAS from 2012 to 2015, and demonstrated the capabilities of the UTAP-22 Mako in a flight demonstration in the fall of 2015. As a result, we were awarded an initial $12.6 million prime contract from the DIUx for sensor integration and flight demonstration of our UTAP-22 Mako unmanned aerial system the following year. Under this effort, we integrated certain sensors into our UTAP-22 Mako and participated in a large, complex flight exercise in 2017. We are currently working under a funded contract on Kratos’ UTAP-22 Mako.

•
We received a $40.8 million single award, cost-share contract from the AFRL for the LCASD. Under the LCASD contract award, we are designing, developing, and will deliver, demonstrate and test a technical baseline for a high-speed long-range, low-cost limited life-strike UAS. For our investment, we will retain hard (including two LCASD aircraft) and other assets, and important intellectual property, software, data, platform and system rights, which we believe will be critically important and valuable over the expected long-term life of this platform, including with respect to future production opportunities.

•
We were awarded one of four prime contract awards from the DARPA for the Gremlins program. Under the Gremlins program, DARPA envisions a swarm of approximately 20 high performance unmanned aerial vehicles that are deployed by an inflight aircraft, and are later recovered, inflight, by an aircraft. The approximate $3.9 million Phase I contracts were awarded to four competing companies, with the intent to ultimately down select to one finalist company over a period of approximately 36 months. In 2017, we successfully advanced to Phase II of the Gremlin’s program, teamed with our partner company.

Capitalize on corporate infrastructure investments. In recent periods, we have made significant investments in our senior management and corporate infrastructure related to cyber security threats to our Company, increased and changing regulations we are subject to, and the changing national security industry environment. These investments also included hiring senior executives with significant experience in the national security industry, hiring firms to support us on Capitol Hill, Congressionally and with our customers, strengthening our internal controls over financial reporting and accounting staff in support of increasing public company reporting requirements, expanding our infrastructure in response to increases in cybersecurity protection and related regulatory requirements, and expanding our backlog and bid and proposal pipeline. We expect to be allocating additional resources in our pursuit of new, larger and highly technical prime contract opportunities. We believe our management experience and corporate infrastructure can support a company with a much larger revenue base than ours. Accordingly, we believe that, to the extent our revenue grows, we will be able to leverage this infrastructure base and increase our operating margins.

Customers
A representative list of customers in our KGS and US segments during 2017 included the U.S. Air Force, U.S. Army, U.S. Navy, U.S. Marines, Missile Defense Agency, Space Command, the Department of Homeland Security, the National Aeronautics and Space Administration, Foreign Military Sales (“FMS”), the U.S. Southern Command, STRATCOM, the Strategic Capabilities Office (SCO), DIUx, the Rapid Capabilities Offices, the U.S. intelligence community and certain confidential customers. In 2017, representative customers in the PSS segment included Metropolitan Transportation Authority of New York, Prince George’s County Public Schools, Children’s Hospital of Philadelphia, JP Morgan Chase, Alamo Colleges, City of Galveston, Texas Orthopedic Hospital, Port Authority of New York & New Jersey, Fidelity, Scripps Clinic, PNC Bank, AT&T, Exxon, Calpine Power Plants, DuPont Fabros, BP America, Houston Community College, Siemens, San Francisco Municipal Transportation Agency, and New Flyer.
Revenue from the U.S. Government (which includes FMS) includes revenue from contracts for which we are the prime contractor as well as those for which we are a subcontractor and the ultimate customer is the U.S. Government. Revenues from U.S. Government agency customers in aggregate accounted for approximately 60%, 60% and 61% of total revenues in 2017, 2016, and 2015, respectively.

Revenues from foreign customers were approximately $84.7 million or 11%, $80.1 million or 12%, and $73.2 million or 11% of total revenue for the years ended December 31, 2017, December 25, 2016, and December 27, 2015, respectively.

Backlog

As of December 31, 2017 and December 25, 2016, our backlog was approximately $730.4 million and $899.7 million, respectively, of which $531.1 million was funded in 2017 and $626.1 million was funded in 2016. Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Our funded backlog does not include the full potential value of our contracts because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly or quarterly basis even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriation and the procuring agency allocates funding to the contract.

Unfunded backlog reflects our estimate of future revenue under awarded government contracts and task orders for which either funding has not yet been appropriated or the expenditure has not yet been authorized. Our total backlog does not include estimates of revenue from government wide acquisition contracts (“GWACs”) or General Services Administration (“GSA”) schedules beyond awarded or funded task orders, but our unfunded backlog does include estimates of revenue beyond awarded or funded task orders for other types of indefinite delivery or indefinite quantity (“IDIQ”) contracts based on our experience under such contracts and similar contracts. Unfunded backlog also includes priced options, which consist of the aggregate contract revenues expected to be earned as a result of a customer exercising an option period that has been specifically defined in the original contract award.

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

A significant number of the programs that Kratos systems, products and solutions support are multi-year/multi-decade in nature. Accordingly, based on historical customer usage or operational tempo, the Company has reasonable expectations or visibility of what ultimate orders for Kratos’ systems, products and solutions will be. The Company does not include these expected amounts in its backlog until a related contract award is received.

Management believes that year-to-year comparisons of backlog are not necessarily indicative of future revenues. The actual timing of receipt of revenues, if any, on projects included in backlog could change because many factors affect the scheduling of projects. In addition, cancellations or adjustments to contracts may occur. Backlog is typically subject to large variations from quarter to quarter as existing contracts are renewed or new contracts are awarded. Additionally, all U.S. Government contracts included in backlog, whether or not funded, may be terminated at the convenience of the U.S. Government.

Upon the Company’s adoption of ASU 2014-09 on January 1, 2018, the Company’s backlog will be calculated as the dollar value of the remaining performance obligations on executed contracts. Backlog can include award fees, incentive fees, or other variable consideration estimated at the most likely amount to which the Company is expected to be entitled to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur. Backlog can include both funded and unfunded future revenue under government contracts. Backlog will not include orders for which neither party has performed and which each party has the unilateral right to terminate a wholly unperformed contract without compensating the other party. As such, backlog generally will not include options for additional performance obligations which have not been executed unless they are considered a material right of the base agreement or contract. For IDIQ contracts, only tasks that have been executed should be included for backlog purposes. Based on the expected impact to the reported backlog that will occur upon adoption of ASU 2014-09 on January 1, 2018, we expect that our backlog balance as of December 31, 2017 when recast on a pro forma comparative basis in accordance with ASU 2014-09 will be reduced.

Employees
As of December 31, 2017, we had a work force of approximately 2,900 full-time, part-time and on-call employees.
Competition
Our market is competitive and includes a number of companies in the U.S. defense and National Security industries. Most of the companies that we compete against have significantly greater financial, technical, marketing and other resources and generate greater revenues than we do. Competition in the KGS and US segments include tier one, large U.S. Government contractors and system integrators such as Northrop Grumman, Lockheed Martin, General Dynamics, Raytheon, BAE Systems, L3, Orbital/ATK and Boeing. While we view other government contractors as competitors, we also team with these same companies in joint proposals or in the delivery of our products, solutions and services for customers. Tier two competitors include smaller government contractors such as Mercury Computer, Qinetiq, Cobham, Aerojet Rocketdyne and AAR. Intense competition and long operating cycles are key characteristics of our business within the defense industry. It is also common in the defense industry for work on major programs to be shared among a number of companies. A company competing to be a prime contractor or subcontractor on an award may, upon final award of the contract to another competitor, become a subcontractor for the final prime contractor. It is not unusual to compete for a contract award with a peer company and simultaneously perform as a supplier to or be a customer of that same competitor on other contracts, or vice versa. The nature of major defense programs, conducted under binding contracts, allows companies that perform well to benefit from a level of program continuity not frequently found in other industries.
We believe that the principal competitive factors in our ability to win new business include our intellectual property, proprietary products, technology and our ability to rapidly develop, demonstrate and deliver systems to the warfighter at an affordable cost. Also important is our past performance qualifications, customer relationships, domain and technology expertise, the ability to obtain and replace contract vehicles, the ability to deliver results within budget (time and cost), reputation, accountability, staffing flexibility, and project management expertise. Additionally, our ability to deliver cost effective systems, products, solutions and services that meet our customers’ requirements is also a key differentiator.
In the U.S. defense, IT, and services markets, the U.S. Government has stressed competition and affordability in connection with its future procurement of products and services. This has led to fewer sole source awards, as well as more emphasis on cost competitiveness, with contract awards issued on a Low Price Technically Acceptable (“LPTA”) basis rather than a best value basis, which has negatively impacted our DRSS business in our KGS segment. In addition, competitor bid protests have become more prevalent in the current competitive environment, resulting in further delay of contract procurement activity.
The majority of our government services business is included in our DRSS business. This cost competitive environment resulted in an impairment in the carrying value of our DRSS business in the fourth quarter of 2017. Approximately 10% of Kratos’ business for the year ended December 31, 2017 is IT or government services based. In 2010, Kratos changed its strategy to focus on being a system, product, technology and intellectual property based company and we deemphasized our focus in our legacy government services businesses. See the Note 2 of the Notes to Consolidated Financial Statements contained within this Annual Report on Form 10-K for further discussion.

Research and Development
We believe that our future success depends upon our ability to continue to rapidly develop new products and services, and enhancements to and applications for our existing products and services, to be delivered at an affordable cost. Our research and development expenses were $17.8 million, $13.9 million and $16.2 million in 2017, 2016, and 2015, respectively. We intend to continue our focus on research and development as a key strategy for growth, which will focus on investments in those fields that we believe will offer the greatest opportunity for growth and profitability. Our current primary internal research and development (“IR&D”) focus areas include satellite communications and signal monitoring, unmanned systems, and electronic products.
Intellectual Property
We believe that our continued success depends in large part on our proprietary technology, the intellectual skills of our employees and the ability of our employees to continue to innovate. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights.
As of December 31, 2017, we held a number of U.S. and foreign patents. We do not consider our business to be materially dependent upon any individual patent. We will continue to file and pursue patent applications when and where appropriate to attempt to protect our rights in our proprietary technologies. We also encourage our employees to continue to invent and develop new technologies so as to maintain our competitiveness in the marketplace.
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
We also need special security clearances to continue working on and advancing certain of our programs and contracts with the U.S. Government. Classified programs generally will require that we comply with various Executive Orders, federal laws and regulations and customer security requirements that may include restrictions on how we develop, store, protect and share information, and may require our employees to obtain government clearances.
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
Material Availability
We procure critical material, components, products and subsystems from both domestic and global supply partners. These supply sources may be single sources for certain components and the material provided may have extended lead times. To support our continuing customer needs, we have taken steps to mitigate sourcing risks. This includes working closely with our suppliers to ensure future material and subsystem availability to support our manufacturing plans. In some cases, we have elected to stock reserve material to ensure future availability.

Environmental
Our manufacturing operations are subject to many requirements under environmental laws. In the U.S., the U.S. Environmental Protection Agency and similar state agencies administer laws that restrict the emission of pollutants into the air, discharges of pollutants into bodies of water and disposal of pollutants in the ground. Violations of these laws can result in significant civil and criminal penalties and incarceration. The failure to obtain a permit for certain activities may be a violation of environmental law and subject the owner and operator to civil and criminal sanctions. Most environmental agencies also have the power to shut down an operation if it is operating in violation of environmental law. U.S. laws also allow citizens to bring private enforcement actions in some situations. Outside the U.S., the environmental laws and their enforcement vary and may be more burdensome. We have management programs and processes in place that are intended to minimize the potential for violations of these laws.
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
In fiscal 2017, 2016 and 2015, we generated 60%, 60% and 61%, respectively, of our total revenues from contracts with the U.S. Government (including all branches of the U.S. military and FMS), either as a prime contractor or a subcontractor. We expect to continue to derive most of our revenues from work performed under U.S. Government contracts. See the Industry Update section in Item 1 “Business” contained within this Annual Report for a discussion of the current budgetary and funding constraints on U.S. Government spending and legislation enacted to reduce the U.S. federal deficit. As a result, we have experienced and expect to continue to experience reduced or delayed awards on some of our programs, with a related negative impact to our revenues, earnings and cash flows. Competitor bid protests also have become more prevalent in the current competitive environment resulting from decreased government spending, which has led to further contract award delays. In addition, any future changes to the fiscal policies of the U.S. Government and foreign governmental entities may decrease overall government funding for defense and homeland security, result in delays in the procurement of our products and services due to lack of funding, cause the U.S. Government and government agencies to reduce their purchases under existing contracts, or cause them to exercise their rights to terminate contracts at-will or to abstain from exercising options to renew contracts, any of which would have an adverse effect on our business, financial condition, results of operations and/or cash flows.
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
The budget environment, including sequestration as currently mandated, and uncertainty surrounding the appropriations processes, remain significant long-term risks. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the new Administration and Congress, what challenges budget reductions (required by the BCA and otherwise) will present for the defense industry and whether an annual appropriations bill will be enacted for FY 2018. If an annual appropriations bill is not enacted for FY 2018 or beyond, the U.S. Government may continue to operate under a continuing resolution, restricting new contract or program starts, and we may face a government shutdown of unknown duration. It is likely budget and program decisions made in this environment would have long-term implications for our Company and the entire defense industry.
If the debt ceiling is breached, we may be required to continue to perform for some period of time on certain of our U.S. Government contracts even if the U.S. Government is unable to make timely payments. Unforeseen circumstances could cause an extended debt ceiling breach and have significant short and long-term consequences for our Company, our employees, our suppliers and the defense industry.
Long-term funding for certain programs in which we participate may be reduced, delayed or cancelled. In addition, budget cuts globally could adversely affect the viability of our subcontractors and suppliers and our employee base. While we believe that our business is well-positioned in areas that the DoD and other customers have indicated are areas of focus for future defense spending, the long-term impact of the BCA, other defense spending cuts, the debt ceiling and the ongoing fiscal debates remain uncertain.

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
If we are unable to procure, or experience significant delays in subcontractor or supplier deliveries of, needed materials, components, intellectual property or parts; if our subcontractors or suppliers do not comply with all applicable laws and regulations; if the certifications we receive from them are inaccurate; or if what we receive is counterfeit or otherwise improper, it could have a material adverse effect on our financial position, results of operations and/or cash flows.
We face intense competition from many competitors that have greater resources than we do, which could result in price reductions, reduced profitability or loss of market share.
We operate in highly competitive markets and generally encounter intense competition to win contracts from many other firms, including mid-tier federal contractors with specialized capabilities, large defense contractors and IT service providers. Competition in our markets may increase as a result of a number of factors, such as the entrance of new or larger competitors, including those formed through alliances or consolidation, or the reduction in the overall number of government contracts. We may also face competition from prime contractors for whom we currently serve as subcontractors or teammates if those prime contractors choose to offer customer services of the type that we are currently providing. Recently, procurement award determinations have been based on lowest price, technically acceptable proposals. In addition, we may face competition from our subcontractors who, from time-to-time, seek to obtain prime contractor status on contracts for which they currently serve as a subcontractor to us.

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
For the fiscal year ended December 31, 2017, our US segment accounted for 16.2% of our total revenue. We cannot accurately predict the future growth rate or size of this market. Demand for our products may not increase, or may decrease, either generally or in specific markets, for particular types of products or during particular time periods. There are only a limited number of programs under which the U.S. military, our primary customer, is currently funding the development or purchase of our UAS and UGS products. Although we are seeking to expand our US customer base to include foreign governments, domestic non-military agencies and commercial customers, we cannot assure that our efforts will be successful. The expansion of the UAS and UGS markets in general, and the market for our products in particular, depends on a number of factors, including the following:

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

Additional factors that may cause our financial results to fluctuate from quarter to quarter include those addressed elsewhere in this Item 1A “Risk Factors” and the following factors, among others:

•	the terms of customer contracts that affect the timing of revenue recognition;

•	variability in demand for our services and solutions;

•	commencement, completion or termination of contracts during any particular quarter;

•	timing of shipments and product deliveries;

•	timing of award or performance incentive fee notices;

•	timing of significant bid and proposal costs;

•	the costs of remediating unknown defects, errors or performance problems of our product offerings;

•	variable purchasing patterns under GSA contracts, GWACs, blanket purchase agreements and other IDIQ contracts;

•	restrictions on and delays related to the export of defense articles and services;

•	costs related to government inquiries;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs and joint ventures;

•	strategic investments or changes in business strategy;

•	changes in the extent to which we use subcontractors;

•	seasonal fluctuations in our staff utilization rates;

•	changes in our effective tax rate, including changes in our judgment as to the necessity of the valuation allowance recorded against our deferred tax assets; and

•	the length of sales cycles.

Significant fluctuations in our operating results for a particular quarter could cause us to fall out of compliance with the financial covenants related to our debt, which if not waived, could restrict our access to capital and cause us to take extreme measures to pay down the debt, if any, under our $90.0 million Amended and Restated Credit and Security Agreement, dated November 20, 2017 (the “Credit Agreement”), by and among the Company, the lenders named therein, SunTrust Bank, as Agent (the “Agent”), and SunTrust Robinson Humphrey, Inc. as Lead Arranger and Sole Book Runner. In addition, fluctuations in our financial results could cause our stock price to decline. See the risks and uncertainties related to our ability to raise additional capital below in “We may need additional capital to fund the growth of our business, and financing may not be available on favorable terms or at all.”

Our margins and operating results may suffer if we experience unfavorable changes in the proportion of cost-plus-fee or fixed‑price contracts in our total contract mix.

Although fixed-price contracts entail a greater risk of a reduced profit or financial loss on a contract compared to other types of contracts we enter into, fixed-price contracts typically provide higher profit opportunities because we may be able to benefit from cost savings and operating efficiencies. In contrast, cost-plus-fee contracts are subject to statutory limits on profit margins and generally are the least profitable of our contract types. Our U.S. Government customers typically determine what type of contract we enter into. Cost-plus-fee and fixed-price contracts in our federal business accounted for approximately 13% and 82%, respectively, of our federal business revenues for the year ended December 31, 2017. To the extent that we enter into more cost-plus-fee or less fixed-price contracts in proportion to our total contract mix in the future, our margins and operating results may suffer.

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
As of December 31, 2017, goodwill represented approximately 45% of our total assets. We periodically review the carrying values of our goodwill to determine whether such carrying values exceed the fair value. If impairment testing indicates that the carrying value of a reporting unit exceeds its fair value, the goodwill of the reporting unit is deemed impaired. Accordingly, an impairment charge would be recognized for that reporting unit in the period identified.
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

Given the current market conditions and continued economic uncertainty in the U.S. defense industry, including sequestration and issues surrounding the national debt ceiling, our future revenues, profits and cash flows could be substantially lower than our current projections. Current market conditions including increased price competitiveness specifically in the government services space, including procurements awarded on an LPTA rather than best value basis, can significantly impact our current projections, which specifically resulted in an impairment of the carrying value of our goodwill balance in our Defense Rocket Support Services reporting unit within our Kratos Government Solutions reportable segment. In addition, our ability to penetrate new international markets could also impact our current projections. Additional market factors could impact our projections and our ability to successfully develop new products and platforms. For example, our US reporting unit forecasts include the successful completion of certain performance criteria on new unmanned systems platforms, and acceptance of new unmanned systems platforms on a technical basis as well as from a political and government budgetary standpoint. In addition, market-based inputs to the calculations in the impairment test, such as weighted average cost of capital, and market multiples, could also be negatively impacted. Such circumstances may result in the future deterioration of the fair value of our reporting units and an impairment of our goodwill. Due to continual changes in market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be impaired in future periods. Any resulting impairment loss could harm our profitability and financial condition.

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
Federal and state income tax laws impose restrictions on the utilization of net operating loss (“NOL”) and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 of the Internal Revenue Code of 1986, as amended. We believe we underwent an ownership change in March 2010 that limited the Company’s federal annual utilization of NOL carryforwards. If the entire limitation amount is not utilized in a year, the excess can be carried forward and utilized in future years. For the year ended December 31, 2017, there was no impact of such limitations on the income tax provision since the amount of taxable income did not exceed the cumulative annual limitation amount. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOL or other tax attributes may be further limited.
We expect to incur substantial research and development costs and devote significant resources to identifying and developing new products and services, which could significantly reduce our profitability and may never result in revenue to us.
Our future growth depends on penetrating new markets, adapting existing products to new applications, and introducing new products and services that achieve market acceptance. We plan to incur substantial research and development costs as part of our efforts to design, develop and commercialize new products and services and enhance existing products. We spent $17.8 million, or 2.4% of our revenue, in our fiscal year ended December 31, 2017 on internally funded research and development activities. We believe that there are significant investment opportunities in a number of business areas. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the future. Further, our research and development programs may not produce successful results, and our new products and services may not achieve market acceptance, create additional revenue or become profitable, which could materially harm our business, prospects, financial results and liquidity.
Risks Related to Our Operations

We may need additional capital to fund the growth of our business, and financing may not be available on favorable terms or at all.

We currently anticipate that our available capital resources, including the cash we raised in our recent equity offerings, amounts available under our Credit Agreement and operating cash flow will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, these resources may not be sufficient to fund the long-term growth of our business, especially in the event that we are awarded future multiple sizable production awards related to our tactical drone programs which require significant amounts of working capital to fund such growth. If we determine that it is necessary to raise additional funds, either through an expansion or refinancing of our Credit Agreement or through public or private debt offerings or additional equity financings, additional financing may not be available on terms favorable to us, or at all. Disruptions in the capital and credit markets may continue indefinitely or intensify, which could adversely affect our ability to access these markets. Limitations on our borrowing base contained in our Credit Agreement may limit our access to capital, and we could fall out of compliance with financial and other covenants contained in our Credit Agreement which, if not waived, would restrict our access to capital and could require us to pay down any then-existing debt under the Credit Agreement. Our lenders may not agree to extend additional or continuing credit under our Credit Agreement or waive restrictions on our access to capital. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of available opportunities, develop new products or otherwise respond to competitive pressures and our business, operating results or financial condition could be materially adversely affected.

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

Acquired businesses may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations to the U.S. Government or other customers, we, as the successor owner, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. Acquisitions also frequently result in the recording of goodwill and other intangible assets that are subject to potential impairment in the future that could harm our financial results. In addition, if we finance acquisitions by issuing debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our stock. Acquisitions and/or the related equity financings could also impact our ability to utilize our NOL carryforwards. As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate. Acquisitions frequently involve benefits related to integration of operations. The failure to successfully integrate the operations or to otherwise realize any of the anticipated benefits of the acquisition could seriously harm our financial condition and results of operations.
We also evaluate from time to time the potential disposition of assets or business that may no longer meet our growth, return and/or strategic objectives. Divestitures have inherent risks, including the possibility that any anticipated sale will be delayed or will not occur, the potential failure to realize the perceived strategic or financial merits of the divestment, difficulties in the separation of operations, services, information technology, products and personnel, unexpected costs associated with such separation, diversion of management’s attention from other business concerns and potential post-closing claims for alleged breaches of related agreements, indemnification or other disputes. A failure to successfully complete a disposition or to otherwise realize any of the anticipated benefits of a disposition could seriously harm our financial condition and results of operations.
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

Our international business represents 11% of our total revenue for the year ended December 31, 2017, which may be impacted by changes in foreign national priorities and government budgets and may be further impacted by global economic conditions and fluctuations in foreign currency exchange rates. Continued international economic uncertainty and reductions in consumer spending may result in reductions in our revenue. Additionally, disruptions in international credit markets may materially limit consumer credit availability and restrict credit availability of our customers. Any reduction in international sales of our solutions resulting from reductions in consumer spending or continued disruption in the availability of credit to retailers or consumers, could materially and adversely affect our business, results of operations and financial condition.

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

Violations of the International Traffic in Arms Regulations (“ITAR”) or other applicable trade compliance regulations could result in significant sanctions including fines, more onerous compliance requirements and debarments from export privileges or loss of authorizations needed to conduct aspects of our international business. A violation of ITAR or other applicable trade regulations could have a materially adverse effect on our business, financial condition and results of operations.
Risks Related to Our Outstanding Indebtedness
We have substantial indebtedness, which could adversely affect our cash flow, financial condition and business.
As of December 31, 2017, we had approximately $294.3 million of total indebtedness outstanding, which includes $6.5 million of unamortized debt issuance costs. As a result of this indebtedness, our interest payment obligations are significant. The degree to which we are leveraged could have adverse effects on our business, including the following:

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

•
it may prevent us from raising the funds necessary to repurchase our outstanding 6.5% Notes (as defined below) tendered to us if there is a change of control, which would constitute a default under the Indenture (as defined below) governing our 6.5% Notes and under our Credit Agreement; and

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
If, for any reason, we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which would allow our creditors at that time to declare certain outstanding indebtedness to be due and payable, which would in turn trigger cross‑acceleration or cross‑default rights between the relevant agreements. In addition, the holders of our 6.5% Notes could foreclose against the assets securing the 6.5% Notes and we could be forced into bankruptcy or liquidation and/or our lenders could compel us to apply all of our available cash to repay our borrowings or they could prevent us from making payments on our indebtedness. If the amounts outstanding under any of our indebtedness were to be accelerated, our assets may not be sufficient to repay in full the money owed to the lenders or to our other debt holders.
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
As of December 31, 2017, approximately 11% of our consolidated assets, based on book value, and 10% of our consolidated revenues for the year ended December 31, 2017, were held by foreign subsidiaries, which do not guarantee the 6.5% Notes. Our ability to meet our debt service obligations with cash from foreign subsidiaries will depend upon the results of operations of these subsidiaries and may be subject to legal, contractual or other restrictions and other business considerations. In addition, dividend and interest payments to us from the foreign subsidiaries may be subject to foreign withholding taxes, which would reduce the amount of funds we receive from such foreign subsidiaries. Therefore, to the extent that we must use cash generated in foreign jurisdictions to make principal or interest payments on our debt, there may be a cost associated with repatriating the cash to the U.S. Dividends and other distributions from our foreign subsidiaries may also be subject to fluctuations in currency exchange rates and legal and other restrictions on repatriation, which could further reduce the amount of funds we receive from such foreign subsidiaries.
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
Disclosure of trade secrets could cause harm to our business.
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

Our employees or others acting on our behalf may engage in misconduct or other improper activities, which could cause us to lose contracts or cause us to incur costs.

We are exposed to the risk that employee fraud or other misconduct from our employees or others acting on our behalf could occur. Misconduct by employees or others could include intentional failures to comply with U.S. Government procurement regulations, engaging in unauthorized activities or falsifying time records. Misconduct by our employees or others acting on our behalf could also involve the improper use of our customers’ sensitive or classified information, which could result in regulatory sanctions against us, serious harm to our reputation, a loss of contracts and a reduction in revenues, or cause us to incur costs to respond to any related governmental inquiries. It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could cause us to lose contracts or cause a reduction in revenues. In addition, alleged or actual misconduct by employees or others acting on our behalf could result in investigations or prosecutions of persons engaged in the subject activities, which could result in unanticipated consequences or expenses and management distraction for us regardless of whether we are alleged to have any responsibility.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.
Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected. Our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of December 31, 2017. However, although we continue to devote substantial time and resources to the documentation and testing of our controls, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. Any failure to remediate any future material weaknesses or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our Consolidated Financial Statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
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
The price of our stock has been in the past, and will continue to be, subject to fluctuations as a result of a number of factors, most of which we cannot control, including: failure of our operating results to meet market or analysts’ expectations; general fluctuations in the stock market; actual or anticipated fluctuations in our operating results based on reduced and/or delayed government spending or the threat thereof; fluctuations in the stock prices of companies in our industry; changes in earnings estimated by securities analysts or our ability to meet those estimates; rumors or dissemination of false information; litigation and government inquiries; political and/or military events associated with current worldwide conflicts; and domestic and foreign economic conditions. Such volatility has had a significant effect on the market prices of many companies’ securities for reasons unrelated to their operating performance and, in the past, has led to securities class action litigation. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

Your percentage of ownership in us may be diluted in the future.
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we expect will be granted to our directors, officers and employees.
Future sales of our common stock could cause the market price for our common stock to decline.
We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of our common stock for sale will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales will occur, could cause the market price of our common stock to decline or be depressed.

In the future, we may issue our securities if we need to raise capital in connection with a capital expenditure, working capital requirement or acquisition. The amount of shares of our common stock issued in connection with a capital expenditure, working capital requirement or acquisition could constitute a material portion of our then-outstanding shares of common stock. Any perceived excess in the supply of our shares in the market could negatively impact our share price and any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.
We do not expect to pay any cash dividends for the foreseeable future.
We have not declared any cash dividends since becoming a public company. We currently intend to retain any future earnings to finance the growth and development of the business and, therefore, we do not anticipate that we will pay any cash dividends on shares of our common stock in the foreseeable future. In addition, our ability to pay dividends is restricted by both the Indenture and the Credit Agreement. Any determination to pay dividends in the future will be at the discretion of our board and will be dependent upon our future financial condition, results of operations and capital requirements, general business conditions and other relevant factors as determined by our board. See “Dividend policy.”

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At December 31, 2017, we owned or leased approximately 1.6 million square feet of floor space at 58 separate locations, primarily in the U.S., for manufacturing, warehousing, research and development, administration and various other uses. At December 31, 2017, we leased to third parties 141,451 square feet of our leased facilities, and had vacant floor space of 23,991 square feet. We continually evaluate our current and future space capacity in relation to current and projected future staffing levels. We maintain our properties in good operating condition and believe that the productive capacity of our properties is adequate to meet current contractual requirements and those for the foreseeable future.

We have major operations at the following locations:
Kratos Government Solutions: Huntsville, AL; San Diego, CA; Colorado Springs, CO; Orlando, FL; Baltimore and Lanham, MD; Dallastown, PA; and Alexandria and Chantilly, VA. Locations outside the U.S. include France, Israel, Norway, and the United Kingdom.
Unmanned Systems: Roseville and Sacramento, CA; and Fort Walton Beach, FL.
Public Safety and Security: Fullerton, CA; Newport, DE; Chicago, IL; Indianapolis, IN; Fairlawn, NJ; and Houston, TX.
Corporate and other locations: San Diego, CA.
The following is a summary of our floor space at December 31, 2017:

Square feet (in thousands)	Owned	Leased	Total
Kratos Government Solutions	417	724	1,141
Unmanned Systems	20	204	224
Public Safety and Security	—	153	153
Corporate (includes San Diego operations of KGS, US and PSS segments)	—	34	34
Total	437	1,115	1,552

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

Item 4.  Mine Safety Disclosures.

None.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
Our common stock is listed on the NASDAQ Global Select Market and is traded under the symbol “KTOS”.

The following table sets forth the high and low intraday sales prices for our common stock for the periods indicated, as reported by NASDAQ:

	High	Low
Year Ended December 31, 2017:
Fourth Quarter	$13.75	$9.71
Third Quarter	$13.93	$10.64
Second Quarter	$11.63	$7.37
First Quarter	$9.19	$6.83
Year Ended December 25, 2016:
Fourth Quarter	$8.22	$5.23
Third Quarter	$7.58	$3.75
Second Quarter	$5.58	$3.87
First Quarter	$4.70	$2.80
Holders of Record
On February 23, 2018, the closing sale price of our common stock as reported by the NASDAQ Global Select Market was $12.31 per share. On February 23, 2018, there were 373 shareholders of record of our common stock.

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
The following performance graph presents a comparison of the five year cumulative stockholder return on our common stock against the cumulative total return of a broad equity market index, the Russell 2000 Stock Index, and two customized peer groups consisting of the companies listed below, for the period commencing December 31, 2012 and ending December 31, 2017. The performance graph assumes an initial investment of $100 in our common stock and in each of the Russell 2000 Stock Index and the peer groups, and further assumes that all dividends were reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Kratos Defense & Security Solutions, Inc. the Russell 2000 Index, Old Peer Group (1), and New Peer Group (2)

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

(1)
The companies included in the Company’s Old Peer Group are: AAR Corp., AeroVironment Inc., Arotech Corp., Comtech Telecommunications Corp., CPI Aerostructures Inc., Ducommun Inc., Frequency Electronics Inc., and Sparton Corp. IRobot Corp., which was included in the peer group used in preparing the Performance Graph contained in the Company’s 2016 annual report on Form 10-K, has been excluded because full year standalone performance is not available for such company through 2017.

(2)
The companies included in the Company’s New Peer Group are: AAR Corp., Aerojet Rocketdyne Holdings Inc., AeroVironment Inc., Arotech Corp., Comtech Telecommunications Corp., CPI Aerostructures Inc., Ducommun Inc., Frequency Electronics Inc. and Sparton Corp.

Recent Sales of Unregistered Securities; Use of Proceeds
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

Amounts in millions except per share amounts
	December 31, 2017	December 25, 2016	December 27, 2015	December 28, 2014	December 29, 2013
Consolidated Statements of Operations Data:
Revenues	$751.9	$668.7	$657.1	$763.0	$844.1
Gross profit	197.3	153.6	161.8	179.4	204.5
Operating income (loss)	(5.8)	(18.6)	(4.5)	5.3	18.2
Provision (benefit) for income taxes	(8.2)	8.1	(11.4)	3.9	1.1
Loss from continuing operations	(42.6)	(60.4)	(33.2)	(75.7)	(29.5)
Income (loss) from discontinued operations	(0.1)	(0.1)	53.0	(2.3)	(7.7)
Net income (loss)	$(42.7)	$(60.5)	$19.8	$(78.0)	$(37.2)
Loss from continuing operations per common share:
Basic	$(0.48)	$(0.99)	$(0.56)	$(1.31)	$(0.52)
Diluted	$(0.48)	$(0.99)	$(0.56)	$(1.31)	$(0.52)
Income (loss) from discontinued operations per common share:
Basic	$—	$—	$0.90	$(0.04)	$(0.13)
Diluted	$—	$—	$0.90	$(0.04)	$(0.13)
Net income (loss) per common share:
Basic	$(0.48)	$(0.99)	$0.34	$(1.35)	$(0.65)
Diluted	$(0.48)	$(0.99)	$0.34	$(1.35)	$(0.65)
Weighted average shares:
Basic	89.5	61.3	58.7	57.6	56.8
Diluted	89.5	61.3	58.7	57.6	56.8

	December 31, 2017	December 25, 2016	December 27, 2015	December 28, 2014	December 29, 2013
Consolidated Balance Sheet Data:
Cash and cash equivalents	$129.6	$69.1	$28.5	$33.5	$54.2
Working capital	282.4	176.6	148.0	147.1	174.9
Total assets	1,024.0	948.6	903.3	1,131.2	1,201.6
Short-term debt	0.8	1.0	1.0	1.1	1.3
Long-term debt	293.5	431.0	444.1	655.4	613.9
Long-term debt premium	—	—	—	—	14.5
Total stockholders’ equity	$511.5	$276.4	$254.2	$224.3	$295.8

We incurred acquisition-related expenses of $0.2 million for fiscal 2014 and a benefit of $3.8 million related to acquisition items for fiscal 2013. The 2014 Consolidated Statement of Operations Data includes a loss on extinguishment of debt of $39.1 million related to the refinance of the $625.0 million 10% Senior Secured Notes due in 2017 (the “10% Notes”) with the $625.0 million 7.00% Senior Secured Notes due in 2019 (the “7% Notes”). The 2014 Consolidated Balance Sheet Data reflects the refinancing of the 10% Notes with the 7% Notes. The net proceeds of the 7% Notes was $618.5 million after an original issue discount of $6.5 million. We utilized the net proceeds from the 7% Notes, a $41.0 million draw on the Credit Agreement, as well as cash from operations to extinguish the 10% Notes.

The 2015 Consolidated Statement of Operations Data includes an $80.8 million gain on the disposal of discontinued operations before taxes and a loss of $3.4 million on extinguishment of debt. The 2015 Consolidated Balance Sheet Data includes repayment of $41.0 million outstanding on our Credit Agreement and the repurchase of $175.0 million of our 7% Notes at par.

The 2016 Consolidated Balance Sheet Data includes our equity offering of 13.4 million shares of common stock, which generated net proceeds of $76.2 million and our use of $14.1 million of the net proceeds from the offering to buy back and redeem approximately $14.5 million of our 7% Notes. The 2016 Consolidated Statement of Operations Data and Consolidated Balance Sheet Data were impacted by an $18.7 million loss accrual recorded in 2016 on the LCASD cost share contract, which is expected to be incurred by us over the period of performance of the contract, and was incurred in order to retain the intellectual property rights for the new LCASD platform.

The 2017 Consolidated Statement of Operations Data and Consolidated Balance Sheet Data includes a $24.2 million impairment of the carrying value of the goodwill of our Defense Rocket Support Services reporting unit within its KGS Segment and a $17.3 million loss on extinguishment of debt related to the refinancing of the remaining $372.8 million outstanding balance of the 7% Notes. The 2017 Consolidated Balance Sheet Data also includes our equity offerings of approximately 28.0 million shares of common stock, which generated net proceeds of $269.1 million and our use of $64.0 million of the net proceeds from the offering to buy back and redeem approximately $62.7 million of our 7% Notes. The 2017 Consolidated Balance Sheet Data also reflects the refinancing of the remaining $372.8 million of our 7% Notes with $300.0 million of 6.5% Notes. We incurred debt issuance costs of $6.6 million associated with the new 6.5% Notes. We utilized the net proceeds from the 6.5% Notes, along with cash of $89.7 million to extinguish the 7% Notes.

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

Overview

Kratos is a government contractor at the forefront of the DoD’s Third Offset Strategy and Rapid Innovation Initiatives. Kratos is a leading technology, intellectual property, proprietary product and system company focused on the U.S. and its allies’ national security. Kratos is a recognized industry leader in the rapid development, demonstration and fielding of high technology systems and products at an affordable cost. Kratos’ primary focus areas are unmanned systems, satellite communications, microwave electronics, cyber security/warfare, training systems, missile defense and combat systems. We believe that our technology, intellectual property, proprietary products and designed-in positions on our customers’ programs, platforms and systems, providing us with sole and single source positions with our offerings is a competitive advantage and high barrier to entry into our markets. Our work force is primarily technically oriented and highly skilled with a significant number of employees holding national security clearances. Our entire organization is focused on executing our strategy of becoming the leading technology and intellectual property based company in our industry.

Our primary end customers are U.S. Government agencies, including the DoD, intelligence agencies, and other national and homeland security related agencies. We also conduct business with local, state and foreign governments and domestic and international commercial customers. In fiscal 2017, 2016 and 2015, we generated 60%, 60% and 61%, respectively, of our total revenues from contracts with the U.S. Government (including all branches of the U.S. military), either as a prime contractor or a subcontractor. We believe our stable customer base, strong customer relationships, intellectual property, specialized and differentiated products, broad array of contract vehicles, “designed in” positions on strategic national security platforms, our targeted investments in strategic growth areas, large employee base possessing specialized skills, security clearances, specialized manufacturing facilities and equipment, extensive list of past performance qualifications, and significant management and operational capabilities position us for success.

We were incorporated in the state of New York on December 19, 1994 and began operations in March 1995. We reincorporated in the state of Delaware in 1998.

Industry Background

In May 2017, the President signed into law the FY 2017 Consolidated Appropriations Act. In total for FY 2017, Congress appropriated $524 billion in base discretionary funding for the DoD, consistent with the BCA. Congress also appropriated approximately $68 billion in OCO funding and approximately $15 billion in additional DoD appropriations.

In May 2017, the President released a revised FY 2018 budget request, which seeks $575 billion for the DoD’s base budget, approximately $52 billion above the statutory caps provided for in the BCA. The President’s budget request also seeks an additional $65 billion in OCO funding for expeditionary needs, not capped by the BCA. On September 8, 2017, the President signed a continuing resolution which generally funded the government at FY 2017 levels through December 8, 2017. The continuing resolution was extended to December 22, 2017 and further extended to January 19, 2018. As Congress did not enact appropriations legislation or a new continuing resolution by January 19, 2018, on January 20, 2018, the U.S. Government temporarily shut down. On January 22, 2018, a fourth continuing resolution was enacted, which funds the government through February 8, 2018.

On February 9, 2018, the Congress approved and the President signed the Bipartisan Budget Act of 2018, which provides that:

•	spending limits created by the BCA will be increased by approximately $300 billion over the next two years;

•	defense spending will be increased by $80 billion in the current FY and by $85 billion next year, to approximately $700 billion and $705 billion, respectively;

•	domestic spending will be increased by $63 billion this year and by $68 billion next year; and

•	Congress will suspend the debt limit through March 2019, putting the next debt limit vote past the 2018 midterm elections.

The Congress and the President also executed a fifth continuing resolution authorization through March 23, 2018, to provide congressional appropriators the time required to appropriately document and allocate the authorized spending.

The federal budget and debt ceiling are expected to continue to be the subject of considerable debate, which could have a significant impact on defense spending broadly and the company’s programs in particular in the future.

If a prolonged government shutdown were to occur, it could result in program cancellations and/or stop work orders and could limit our ability to perform on our U.S. Government contracts and the U.S. Government’s ability to make timely payments.

Current Reporting Segments

We operate in three reportable segments. The KGS reportable segment is comprised of an aggregation of KGS operating segments, including microwave electronic products, satellite communications, training systems, modular systems, and defense and rocket support services. The US reportable segment consists of our unmanned aerial, unmanned ground and unmanned seaborne system businesses. The PSS reportable segment provides independent integrated solutions for advanced homeland security, public safety, critical infrastructure, and security and surveillance systems for government and commercial applications. We organize our business segments based primarily on the nature of the products, solutions and services offered. For additional information regarding our reportable segments, see Note 13 of the Notes to Consolidated Financial Statements. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets wherever possible.

Discontinued Operations

On August 21, 2015, we completed the sale of the U.S. and U.K. operations of our Electronic Products Division to Ultra Electronics Holdings plc (“Ultra”), a public limited company formed under the laws of England and Wales and traded on the London Stock Exchange, and Ultra Electronics Defense Inc. (the “Buyer”), a Delaware corporation ultimately owned by Ultra (the “Transaction”). Pursuant to the terms of that certain Stock Purchase Agreement dated May 31, 2015, by and among the Company, Ultra and the Buyer, we sold to the Buyer all of the issued and outstanding capital stock of our wholly owned subsidiary Herley Industries, Inc. (“Herley”) and certain of Herley’s subsidiaries, including Herley-CTI, Inc., EW Simulation Technology, Ltd. and Stapor Research, Inc. (collectively, the “Herley Entities”), for $260.0 million and $5.0 million for taxes incurred as part of the Transaction, less a $2.0 million escrow to satisfy any purchase price adjustments and a working capital adjustment of approximately $8.3 million.

In November 2015, the Company and Ultra settled the working capital adjustment at $8.1 million, and the net cash position at closing, resulting in a net payment to the Company of $2.7 million. This represents the payment from escrow to us of $2.0 million, as well as the payment from Ultra of $0.7 million, reflecting the difference in the estimated working capital and actual working capital and the net cash position at the close of the Transaction. In December 2015, we submitted to Ultra for reimbursement the maximum $5.0 million for taxes incurred as part of the Transaction, which was reimbursed in January 2016.

For additional information regarding discontinued operations, see Note 8 of the Notes to Consolidated Financial Statements.

Key Financial Statement Concepts

As of December 31, 2017, we consider the following factors to be important in understanding our financial statements.

KGS’ and US’ business with the U.S. Government and prime contractors is generally performed under fixed-price, cost reimbursable, or time and materials contracts. Cost reimbursable contracts for the U.S. Government provide for reimbursement of costs plus the payment of a fee. Some cost reimbursable contracts include incentive fees that are awarded based on performance on the contract. Under time and materials contracts, we are reimbursed for labor hours at negotiated hourly billing rates and reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expenses. In accounting for our long-term contracts for production of products and services provided to the U.S. Government and provided to our PSS segment customers under fixed-price contracts, we utilize both cost-to-cost and units delivered measures under the percentage-of-completion method of accounting in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“Topic 605”). Under the units delivered measure of the percentage-of-completion method of accounting, sales are recognized as the units are accepted by the customer generally using sales values for units in accordance with the contract terms. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on deliveries or as computed on the basis of the estimated final average unit costs plus profit. We classify contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts.

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

We manage and assess the performance of our businesses based on our performance on individual contracts and programs obtained generally from government organizations with consideration given to our Critical Accounting Principles and Estimates discussed below. Due to the Federal Acquisition Regulation rules that govern our business, most types of costs are allowable, and we do not focus on individual cost groupings (such as cost of sales or general and administrative costs) as much as we do on total contract costs, which are a key factor in determining contract operating income. As a result, in evaluating our operating performance, we look primarily at changes in sales and service revenues and operating income, including the effects of significant changes in operating income. Changes in contract estimates are reviewed on a contract-by-contract basis and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision in accordance with accounting principles generally accepted in the U.S. (“GAAP”). Significant management judgments and estimates, including the estimated costs to complete the project, which determine the project’s percentage complete, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates.

Results of Operations

Comparison of Results for the Year Ended December 31, 2017 to the Year Ended December 25, 2016

Revenues. Revenues by reportable segment for the years ended December 31, 2017 and December 25, 2016 are as follows (in millions):

	2017	2016	$ Change	% Change
Kratos Government Solutions
Service revenues	$196.5	$221.0	$(24.5)	(11.1)%
Product sales	283.8	244.8	39.0	15.9%
Total Kratos Government Solutions	480.3	465.8	14.5	3.1%
Public Safety & Security - service revenues	149.9	127.1	22.8	17.9%
Unmanned Systems - product sales	121.7	75.8	45.9	60.6%
Total revenues	$751.9	$668.7	$83.2	12.4%

Total service revenues	$346.4	$348.1	$(1.7)	(0.5)%
Total product sales	405.5	320.6	84.9	26.5%
Total revenues	$751.9	$668.7	$83.2	12.4%

Revenues increased $83.2 million to $751.9 million in 2017 from $668.7 million in 2016. The increase in revenues was the result of increased revenues of $14.5 million in our KGS segment primarily resulting from increased shipments and work performed in our satellite communications business of approximately $14.1 million, our simulation and training systems business of approximately $16.1 million and our specialized ground equipment products business of $4.4 million. These increases were offset by a reduction in our government services business of approximately $19.2 million, which has been impacted by continued commoditization and price competiveness in the government services industry due to contract awards on a LPTA basis rather than on a best value basis. Increased revenues of $45.9 million in our US segment resulted from recent contract awards in unmanned combat aerial systems which includes the commencement in July 2017 of low rate initial production of our SSAT/177 aerial targets for the U.S. Navy, as well as an increase in shipments of other unmanned aerial target systems. Increased revenues in our PSS segment of $22.8 million were driven by security system and related communication equipment integration under a security system deployment for a mass transit authority in a large metropolitan area.

Product sales increased $84.9 million to $405.5 million for the year ended December 31, 2017 from $320.6 million for the year ended December 25, 2016, primarily as a result of the increase in product shipments due to the factors discussed above in our KGS and US segments. As a percentage of total revenue, product sales were 53.9% for the year ended December 31, 2017, as compared to 47.9% for the year ended December 25, 2016. Service revenues decreased by $1.7 million to $346.4 million for the year ended December 31, 2017, from $348.1 million for the year ended December 25, 2016, primarily due to the decline in our legacy government services business discussed previously, offset for the most part by the increase in the PSS segment discussed previously.

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

Cost of revenues.  Cost of revenues increased to $554.6 million for the year ended December 31, 2017, from $515.1 million for the year ended December 25, 2016. The $39.5 million increase in cost of revenues was primarily a result of increased revenue discussed above.

Gross margin percentage increased to 26.2% for the year ended December 31, 2017, compared to 23.0% for the year ended December 25, 2016. Margins on services increased to 28.6% for the year ended December 31, 2017 from 26.5% for the year ended December 25, 2016, due primarily to a more favorable mix of revenues and due to the impact of cost reduction actions that we took in 2016 in our modular systems business. Margins on product sales increased for the year ended December 31, 2017, as compared to December 25, 2016 to 24.3% from 19.1%, respectively, primarily as a result of a change in the mix of products sold, and the ramp in production in our US segment as we have commenced low rate initial production on our SSAT/177 program for the U.S. Navy. In addition, the 2016 gross profit and gross margin included an $18.7 million loss accrual recorded on the LCASD cost share contract incurred in order to retain the intellectual property rights for the new LCASD platform. Margins in the KGS segment increased to 27.6% for the year ended December 31, 2017 from 26.3% for the year ended December 25, 2016, primarily as a result of change in the mix of products sold. Margins in the US segment increased to 20.5% for the year ended December 31, 2017 from (2.9)% for the year ended December 25, 2016, which reflects the ramp in low rate initial production, the increase in revenues and the effect from the $18.7 million loss accrual recorded on the LCASD cost share contract during 2016. Margins in the PSS segment increased to 26.6% for the year ended December 31, 2017 from 26.1% for the year ended December 25, 2016 as a result of a more favorable mix of revenues, resulting from the strategic shift in focus on smaller sized, higher margin projects and only selectively bidding on larger sized lower margin projects, the completion of certain lower margin projects, as well as the impact of cost reduction actions that were taken during the year ended December 31, 2017, offset partially by the impact of approximately $4.1 million in unexpected cost growth recorded during 2016 on several large long-term security integration projects which are either completed or nearing completion.

Selling, general and administrative expenses (SG&A).  SG&A increased $14.3 million to $160.6 million for the year ended December 31, 2017, from $146.3 million for the year ended December 25, 2016. The increase was primarily the result of the increase in revenues described previously. As a percentage of revenues, SG&A decreased to 21.4% for fiscal 2017 from 21.9% for fiscal 2016. Excluding amortization of intangibles of $10.4 million for the year ended December 31, 2017, and amortization of intangibles of $10.5 million for the year ended December 25, 2016, SG&A decreased slightly as a percentage of revenues to 20.0% from 20.3% for the year ended December 31, 2017 and December 25, 2016, respectively.

Internal research and development (IR&D) expenses.  IR&D expenses increased to $17.8 million for the year ended December 31, 2017 from $13.9 million for the year ended December 25, 2016. As a percentage of revenues, IR&D increased to 2.4% of revenues for the year ended December 31, 2017 from 2.1% of revenues for the year ended December 25, 2016. IR&D expenditures are primarily related to investments we are making in conjunction with our customers and prospective customers, with the objectives of our products being the new platform for or “designed in” to certain new long term program opportunities and our owning certain intellectual property rights for products that support these programs primarily in our unmanned systems and microwave electronic businesses as well as technology upgrades and refresh activities that are necessary for the next generation of our existing product lines primarily in our satellite communications business.

Merger and acquisition related items. Merger and acquisition related items decreased to $0.0 million for the year ended December 31, 2017, from $1.9 million in the year ended December 25, 2016. The decrease was primarily as a result of a $1.9 million charge related to the settlement of a contract dispute in our PSS business during the first quarter of 2016.

Unused office space and other restructuring. The expense of $0.5 million for the year ended December 31, 2017, was related to employee termination costs associated with personal reduction actions taken during the year. The expense of $10.1 million for the year ended December 25, 2016, was due to a $9.2 million charge that was recorded in the Company’s modular systems business as a result of the closure of one of its manufacturing facilities, as well as, the exit from certain lower margin product business lines and employee termination costs related to personnel reduction actions taken in the first quarter of 2016. The restructuring charge recorded in our modular systems business was comprised of $4.9 million related to fixed and intangible assets, of which $1.4 million was recorded in the fourth quarter of 2016 reflecting the write-down to estimated fair value of one of its facilities, $3.0 million related to exited product lines and $1.3 million related to excess facilities.

Impairment of goodwill. Impairment of goodwill includes a charge of $24.2 million for the year ended December 31, 2017 resulting from the annual impairment test of the carrying value of the goodwill balance of our DRSS reporting unit within the KGS segment. The majority of this business includes our legacy government services business, which we deemphasized and no longer considered a core business area in 2010. The expected future performance for the DRSS reporting unit has been adversely impacted by competitive pressures and commoditization resulting from lower priced technically acceptable awards rather than awards based on best value. Specifically, we were recently notified of losses on two sizable five year contract opportunities, which has significantly impacted the expected future financial performance of the DRSS business.

Other expense, net.  Other expense, net increased to $45.0 million from $33.7 million for the years ended December 31, 2017 and December 25, 2016, respectively. The increase in expense of $11.3 million was primarily related to a $17.3 million loss on the extinguishment of the 7% Notes in 2017, a reduction in net interest of $6.1 million to $28.6 million for the year ended December 31, 2017 from $34.7 million for the year ended December 25, 2016 as a result of the Company’s repurchase and extinguishment of approximately $77.2 million of our 7% Notes since the fourth quarter of 2016.

Provision (benefit) for income taxes from continuing operations. The provision for income taxes from continuing operations changed to a benefit of $8.2 million on a loss from continuing operations before income taxes of $50.8 million for the year ended December 31, 2017 from an expense of $8.1 million on a loss of $52.3 million from continuing operations before income taxes for the year ended December 25, 2016. The tax benefit for the year ended December 31, 2017 was primarily comprised of foreign and state taxes offset by a decrease in the indefinite life deferred tax liability as a result of enactment of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). We have not completed our accounting for the tax effects of enactment of the 2017 Tax Act. We have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax for certain foreign earnings and recognized a provisional tax benefit of $13.2 million in accordance with Staff Accounting Bulletin No. 118. The benefit is included as a component of income tax expense from continuing operations. Taxable income from the one-time transition tax was offset by taxable operating losses generated in the tax year ended December 31, 2017.

Effective January 1, 2018, the 2017 Tax Act requires the acceleration of revenue for tax purposes for certain types of revenue. The new rules require that we do not defer revenue on our unbilled accounts receivable later than the amounts are recognized in revenue for book purposes. This change impacts several accounting methods previously used by us and is expected to result in an acceleration of taxability of such revenue beginning in 2018 as compared with prior U.S. tax laws. Additionally, future interest deductions of the company will be limited to 30% of tax adjusted EBITDA through 2021.

Income (loss) from discontinued operations. There was no significant activity for the year ended December 31, 2017. The loss from discontinued operations was $0.1 million for each of the years ended December 31, 2017, and December 25, 2016.

Comparison of Results for the Year Ended December 25, 2016 to the Year Ended December 27, 2015

Revenues. Revenues by reportable segment for the years ended December 25, 2016 and December 27, 2015 are as follows (in millions):

	2016	2015		$ Change	% Change
Kratos Government Solutions
Service revenues	$221.0	$209.5		$11.5	5.5%
Product sales	244.8	236.6		8.2	3.5%
Total Kratos Government Solutions	465.8	446.1		19.7	4.4%
Public Safety & Security - service revenues	127.1	144.7	—	(17.6)	(12.2)%
Unmanned Systems - product sales	75.8	66.3		9.5	14.3%
Total revenues	$668.7	$657.1		$11.6	1.8%

Total service revenues	$348.1	$354.2		$(6.1)	(1.7)%
Total product sales	320.6	302.9		17.7	5.8%
Total revenues	$668.7	$657.1		$11.6	1.8%

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

Product sales increased $17.7 million to $320.6 million for the year ended December 25, 2016, from $302.9 million for the year ended December 27, 2015, primarily as a result of the increase in product shipments due to the factors discussed above in our KGS and US segments. As a percentage of total revenue, product revenues were 47.9% for the year ended December 25, 2016 as compared to 46.1% for the year ended December 27, 2015. Service revenues decreased by $6.1 million to $348.1 million for the year ended December 25, 2016 from $354.2 million for the year ended December 27, 2015. The decrease was primarily related to the change in strategic direction and the completion of larger security installation projects in our PSS segment, offset partially by increases in our KGS segment as discussed above.

As described in our “Critical Accounting Principles and Estimates” below and in the Notes to Consolidated Financial Statements contained within this Annual Report, we utilize both the cost-to-cost and units delivered measures under the percentage-of-completion method of accounting for recognizing revenue as provided for in Topic 605. When revenue is calculated using the percentage-of-completion method, total costs incurred to date are compared to total estimated costs to complete the contract. These estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated costs to complete projects, which determine the project’s percentage of completion, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates. During the reporting periods contained herein, we did experience revenue and margin adjustments on certain projects based on the aforementioned factors, but the effect of such adjustments, both positive and negative, when evaluated in total, were determined to be immaterial to our Consolidated Financial Statements.

Cost of revenues. Cost of revenues increased to $515.1 million for the year ended December 25, 2016 from $495.3 million for the year ended December 27, 2015. The $19.8 million increase in cost of revenues was primarily a result of increased revenue discussed above, as well as an $18.7 million loss accrual recorded in 2016 on the LCASD cost share contract, which is expected to be incurred by us over the period of performance of the contract, and was incurred in order to retain the intellectual property rights for the new LCASD platform. Cost of revenues was also impacted by approximately $4.1 million in unexpected cost growth on PSS projects recorded during 2016 which negatively impacted our revenues. This unexpected cost growth is primarily related to several large long-term security integration projects which are nearing completion in 2017.

Gross margin percentage decreased to 23.0% for the year ended December 25, 2016 compared to 24.6% for the year ended December 27, 2015. Margins on services increased to 26.5% for the year ended December 25, 2016 from 24.8% for the year ended December 27, 2015, due primarily to a more favorable mix of revenues. Margins on product sales decreased for the year ended December 25, 2016 as compared to December 27, 2015 to 19.1% from 24.5%, respectively, primarily as a result of a change in the mix of products sold. Margins in the KGS segment increased to 26.3% for the year ended December 25, 2016 from 25.4% for the year ended December 27, 2015, primarily as a result of change in the mix of products sold. Margins in the US segment decreased to (2.9)% for the year ended December 25, 2016, from 16.3% for the year ended December 27, 2015, reflecting an $18.7 million loss accrual recorded on the LCASD cost share contract, which is expected to be incurred by the Company over the period of performance of the contract, and was incurred in order to retain the intellectual property rights for the new LCASD platform. Margins in the PSS segment increased slightly to 26.1% for the year ended December 25, 2016, from 26.0% for the year ended December 27, 2015, as a result of a more favorable mix of revenues, resulting from the strategic shift in focus on smaller sized, higher margin projects and only selectively bidding on larger sized lower margin projects, the completion of certain lower margin projects, as well as the impact of cost reduction actions that were taken during the year ended December 25, 2016, offset partially by the impact of approximately $4.1 million in unexpected cost growth recorded during 2016 on several large long-term security integration projects, which are nearing completion.

Selling, general and administrative expenses (SG&A). SG&A decreased $4.4 million to $146.3 million for the year ended December 25, 2016, from $150.7 million for the year ended December 27, 2015. The decrease was primarily the result of a $2.5 million reduction of amortization of intangibles in 2016, as a result of certain intangible assets being fully amortized, as well as cost reduction actions taken by us, offset partially by increased discretionary investments to pursue business opportunities in the unmanned tactical aircraft market. As a percentage of revenues, SG&A decreased to 21.9% for fiscal 2016 from 22.9% for fiscal 2015. Excluding amortization of intangibles of $10.5 million for the year ended December 25, 2016 and amortization of intangibles of $13.0 million for the year ended December 27, 2015, SG&A decreased as a percentage of revenues to 20.3% from 21.0% for the year ended December 25, 2016 and December 27, 2015, respectively, due primarily to the cost reduction actions we have taken and the increased leverage on our public company infrastructure costs as revenues expand.

Internal research and development (IR&D) expenses. IR&D expenses decreased to $13.9 million for the year ended December 25, 2016, from $16.2 million for the year ended December 27, 2015. As a percentage of revenues, IR&D decreased to 2.1% of revenues for the year ended December 25, 2016, from 2.5% of revenues for the year ended December 27, 2015. IR&D expenditures are primarily related to investments we are making in conjunction with our customers and prospective customers, with the objectives of our products being the new platform for, or “designed-in” to, certain new long term program opportunities and our owning certain intellectual property rights for products that support these programs primarily in our unmanned systems and microwave electronic businesses, as well as technology upgrades and refresh activities that are necessary for the next generation of our existing product lines primarily in our satellite communications business.

Merger and acquisition related items. Merger and acquisition related items increased to $1.9 million for the year ended December 25, 2016, from $0.1 million in the year ended December 27, 2015. The increase was primarily a result of a $1.9 million charge related to the settlement of a contract dispute in our PSS business during the first quarter of 2016.

Unused office space and other restructuring. The expense of $10.1 million for the year ended December 25, 2016, was due to a $9.2 million charge that was recorded in our modular systems business as a result of the closure of one of its manufacturing facilities, as well as, the exit from certain lower margin product business lines and employee termination costs related to personnel reduction actions taken in the first quarter of 2016. The restructuring charge recorded in our modular systems business was comprised of $4.9 million related to fixed and intangible assets, of which $1.4 million was recorded in the fourth quarter of 2016 reflecting the write-down to estimated fair value of one of its facilities, $3.0 million related to exited product lines and $1.3 million related to excess facilities. The benefit of $0.7 million for the year ended December 27, 2015 was due to a reduction in the liability for unused office space at our Columbia, Maryland facility resulting from the execution of a recent sublease arrangement, partially offset by an impairment of leasehold improvements, office furniture and equipment at that location, and employee termination costs related to personnel reduction actions taken during the year.

Other expense, net. Other expense, net decreased to $33.7 million from $40.1 million for the years ended December 25, 2016 and December 27, 2015, respectively. The decrease in expense of $6.4 million was primarily related to a $3.4 million loss on the extinguishment of the 10% Notes in the third quarter of 2015, a reduction in interest expense of $1.3 million as a result of the redemption of $175.0 million of our 7% Notes and the repayment of $41.0 million of outstanding borrowings under our Credit Agreement in the third quarter of 2015 which both occurred as a result of our divestiture of the Herley Entities.

Provision (benefit) for income taxes from continuing operations. The provision for income taxes from continuing operations changed to an expense of $8.1 million on a loss from continuing operations before income taxes of $52.3 million for the year ended December 25, 2016, from a benefit of $11.4 million on a loss of $44.6 million from continuing operations before income taxes for the year ended December 27, 2015. The expense for the year ended December 25, 2016 was primarily comprised of a provision for foreign and state taxes increased by the change in the indefinite life deferred tax liability. The benefit for the year ended December 27, 2015 was primarily due to the intra-period allocation rules in ASC Topic 740, Income Taxes. Intra-period allocation rules require us to allocate its provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. In periods in which there is a pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as discontinued operations, the Company must allocate the tax provision to other categories of earnings. A related tax benefit is then recorded in continuing operations. See Note 7 of Notes to Consolidated Financial Statements for a further discussion of our income taxes.

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

Liquidity and Capital Resources

As of December 31, 2017, we had cash and cash equivalents of $129.6 million compared with cash and cash equivalents of $69.1 million as of December 25, 2016, which includes $10.7 million and $5.2 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, however, earnings of these foreign subsidiaries are essentially considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. they could be repatriated, and their repatriation into the U.S. may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

During 2017, we sold approximately 28.0 million shares of our common stock in underwritten public offerings, raising net proceeds of approximately $269.1 million, after deducting underwriting fees and other offering expenses. During the quarter ended March 26, 2017, we repurchased and extinguished $62.7 million of the outstanding 7% Notes, which resulted in a loss of $1.4 million and the realization of $0.4 million of unamortized issuance cost and $0.3 million of unamortized discount resulting in a net loss of $2.1 million.

On November 20, 2017, we issued and sold $300 million aggregate principal amount of 6.5% Notes in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The proceeds from the 6.5% Notes were used to redeem our existing 7% Senior Secured Notes due 2019 (“7% Notes”) and to pay all fees and expenses, including premium and unpaid interest, if any, related thereto. We incurred debt issuance costs of $6.6 million associated with the new 6.5% Notes. We utilized the net proceeds from the sale of the 6.5% Notes, as well as cash from our recent equity offering to extinguish the outstanding 7% Notes.

The total reacquisition price of the 7% Notes was $385.2 million, including a $12.0 million call premium, and $0.3 million of accrued interest. During 2017, we decreased long term indebtedness by $135.5 million utilizing cash on hand and the proceeds from the 6.5% Notes, resulting in a loss on extinguishment of debt of $17.3 million during 2017.

Our total debt, including principal due on the 6.5% Notes, other term debt, and debt issuance costs of $6.5 million, decreased by $137.7 million to $294.3 million as of December 31, 2017 from $432.0 million as of December 25, 2016. The decrease in total debt was due to the buy back, redemption and retirement of approximately $435.5 million of 7% Notes which occurred during 2017, offset by the issuance of $300 million of 6.5% Notes, in addition to the principal payment required on our ten-year term loan with a bank in Israel, offset partially by the amortization of the discount on our 7% Notes and the amortization of deferred financing costs.

We use our operating cash flow to finance trade accounts receivable, fund necessary increases in inventory, which may include leaning forward to procure long-lead materials for certain of our unmanned systems programs at our customer’s requests, prior to receipt of customer contractual funding documents, fund capital expenditures, our IR&D investments, and our ongoing operations, service our debt and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services since a number of our receivables are contractually billable and due to us only when certain contractual milestones are achieved. Financing increases in inventory balances is necessary to fulfill shipment requirements to meet delivery schedules of our customers. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our days sales outstanding (“DSO”) have increased to 121 days as of December 31, 2017 from 115 days as of December 25, 2016. Our DSOs can fluctuate from period to period, primarily as a result of certain contractual billing milestones that have not yet been attained, such as equipment shipments and deliveries on certain products, and for certain flight requirements that must be fulfilled on certain aerial target programs, or final billings which are not due until completion on certain of our large critical infrastructure deployment projects and large training systems deliveries, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time.

A summary of our net cash used in operating activities from continuing operations from our Consolidated Statements of Cash Flows is as follows (in millions):

	Year Ended
	December 31, 2017	December 25, 2016	December 27, 2015
Net cash used in operating activities from continuing operations	$(27.0)	$(12.4)	$(29.7)

Our cash used in operating activities was impacted by interest expense we paid related to our senior secured notes. We paid $28.3 million, $32.4 million, and $43.8 million in interest expense in 2017, 2016, and 2015, respectively. Cash used in operating activities in 2017 and 2016 was also negatively impacted by reduced operating income which reflected discretionary investments we have made in internally funded research and development of $17.8 million in 2017, $13.9 million in 2016 and $16.2 million in 2015, contract development costs on new platforms in our US segment, and increased SG&A expenditures primarily related to business capture pursuits in the tactical unmanned aircraft systems initiatives, as well as changes in working capital accounts. The net use in working capital accounts for 2017 includes approximately $7.7 million of internal development product development investments that are non-capital expenditures we are making related to the LCASD or “Valkyrie”.

Our cash used in investing activities from continuing operations is summarized as follows (in millions):

	Year Ended
	December 31, 2017	December 25, 2016	December 27, 2015
Investing activities:
Cash paid for acquisitions, net of cash acquired	$—	$(5.1)	$—
Proceeds from sale of assets	0.7	0.1	0.9
Change in restricted cash	—	0.3	4.7
Capital expenditures	(26.5)	(9.2)	(11.3)
Net cash used in investing activities from continuing operations	$(25.8)	$(13.9)	$(5.7)

Net cash used in investing activities was primarily driven by capital expenditures in 2017, 2016, and 2015, which reflects investments we made for certain machinery, test equipment, demonstration units and Company-owned aircraft in our unmanned aerial systems business, and to a lesser degree, investments we made in our microwave electronic products business, and our satellite communications business. The 2017 capital expenditures included approximately $13.2 million related to investments we are making in our US segment to build Company-owned tactical aircraft and related equipment related to the LCASD and UTAP-22 or Mako platforms. In addition, we used $5.1 million during the fourth quarter of 2016 to fund a strategic initial investment in a satellite signal monitoring, signal intelligence and location identification technology and product line to enhance our existing satellite communications business offering. An initial purchase price holdback of $0.9 million to provide security for potential indemnification obligations, less any indemnification claims, will be payable in July 2018, in cash or shares of common stock, at our option. In addition, an earn-out of $2.0 million, payable in cash or shares of common stock, at our option, will be payable in July 2018. As of December 31, 2017, the earn-out criteria had been achieved.

Cash provided by (used in) financing activities from continuing operations is summarized as follows (in millions):

	Year Ended
	December 31, 2017	December 25, 2016	December 27, 2015
Financing activities:
Proceeds from the issuance of long-term debt	$300.0	$—	$—
Extinguishment of long-term debt	(448.8)	(14.1)	(175.0)
Proceeds from the issuance of common stock	269.1	76.2	—
Cash paid for contingent acquisition consideration	—	—	(1.1)
Repayment under credit facility	(1.0)	(1.0)	(42.0)
Debt issuance costs	(6.6)	—	—
Proceeds from the exercise of restricted stock units, employee stock options, and employee stock purchase plan	1.5	2.0	3.4
Other	(0.8)	—	—
Net cash provided by (used in) financing activities from continuing operations	$113.4	$63.1	$(214.7)

Net cash provided by financing activities for the year ended December 31, 2017 included $269.1 million in net proceeds from the equity offerings we completed in the first and fourth quarters of 2017 and $300.0 million in proceeds from the issuance of our 6.5% Notes. The net proceeds from the issuance of our 6.5% Notes along with approximately $155.1 million from the proceeds from the equity offerings was used to buy back and redeem approximately $435.5 million of our 7% Notes. Net cash flows provided by financing activities for the year ended December 25, 2016 included $76.2 million in net proceeds from the equity offering we completed in the fourth quarter of 2016, $14.1 million of which was used to buy back and redeem approximately $14.5 million of our Notes. Net cash flows used in financing activities from continuing operations for the year ended December 27, 2015 was primarily due to the repurchase of $175.0 million of our 7% Notes and the repayment of $41.0 million outstanding on our Credit Agreement.

Cash provided by (used in) discontinued operations is summarized as follows (in millions):

	Year Ended
	December 31, 2017	December 25, 2016	December 27, 2015
Net operating cash flows provided by discontinued operations	$—	$0.1	$2.8
Net investing cash flows provided by (used in) discontinued operations	(0.6)	4.0	242.5

The operating cash flow provided by discontinued operations for the year ended December 27, 2015 is substantially related to Herley Industries, Inc. and certain of Herley’s subsidiaries. The investing cash flow provided by discontinued operations for the year ended December 25, 2016 reflects the reimbursement of taxes from the Buyer of the Herley Entities received in 2016. The investing cash flow provided by discontinued operations for the year ended December 27, 2015 reflects cash provided of $243.2 million which is related to the sale of the Herley Entities, net of related transaction expenses.

6.5% Senior Secured Notes due 2025

In November 2017, we issued and sold $300 million aggregate principal amount of 6.5% Senior Secured Notes due 2025 (the “6.5% Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Act”). The net proceeds from the issuance of the 6.5% Notes were $295.5 million after expenses of $4.5 million. We utilized the net proceeds from the sale of the 6.5% Notes, as well as cash from our recent equity offering to extinguish our outstanding 7% Notes. The total reacquisition price of the 7% Notes was $385.2 million, including a $12.0 million call premium, and $0.3 million of accrued interest.

The 6.5% Notes are governed by the Indenture, dated as of November 20, 2017 (the “Indenture”), among the Company, our existing and future domestic subsidiaries parties thereto (the “Subsidiary Guarantors”) and Wilmington Trust, National Association, as trustee and collateral agent (in such capacity, the “2017 Trustee and Collateral Agent”). A Subsidiary Guarantor can be released from its guarantee if (a) all of the capital stock issued by such Subsidiary Guarantor or all or substantially all of the assets of such Subsidiary Guarantor are sold or otherwise disposed of; (b) we designate such Subsidiary Guarantor as an Unrestricted Subsidiary; (c) we exercise our legal defeasance option or our covenant defeasance option; or (d) upon satisfaction and discharge of the Indenture or payment in full in cash of the principal of, premium, if any, and accrued and unpaid interest on the 6.5% Notes.

The 6.5% Notes bear interest at a rate of 6.5% per year from the date of original issuance or from the most recent payment date on which interest has been paid or provided for. Interest on the 6.5% Notes is payable in arrears on May 30 and November 30 of each year, beginning on May 30, 2018. The 6.5% Notes are fully and unconditionally guaranteed by the Subsidiary Guarantors.

The 6.5% Notes and the guarantees (as set forth in the Indenture, the “Guarantees”) are our senior secured obligations and are equal in right of payment with all other senior obligations of the Subsidiary Guarantors’ existing and future secured debt to the extent of the assets securing that secured debt. Our obligations under the 6.5% Notes are secured by a first priority lien on substantially all of our assets and the assets of the Subsidiary Guarantors, except with respect to accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property), on which the holders of the 6.5% Notes have a second priority lien, junior to the lien securing our obligations under the Credit Agreement.

The 6.5% Notes will be redeemable, in whole or in part, at any time on or after November 30, 2020 at the respective redemption prices specified in the Indenture. In addition, we may redeem up to 40% of the 6.5% Notes before November 30, 2020 with the net proceeds of certain equity offerings. We may also redeem some or all of the 6.5% Notes before November 30, 2020 at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest, to, but excluding, the redemption date, if any, plus a “make whole” premium. In addition, during each 12-month period commencing on the issue date and ending on or prior to November 30, 2020, we may redeem up to 10% of the original aggregate principal amount of the 6.5% Notes issued under the Indenture at a redemption price of 103.000% of the principal amount thereof, plus accrued and unpaid interest, to, but excluding, the date of redemption, if any. We may also be required to make an offer to purchase the 6.5% Notes upon a change of control and certain sales of our assets.

The Indenture contains covenants limiting, among other things, our ability and the Subsidiary Guarantors’ ability to: (a) pay dividends on or make distributions or repurchase or redeem the Company’s capital stock or make other restricted payments; (b) incur additional debt and guarantee debt; (c) prepay, redeem or repurchase certain debt; (d) issue certain preferred stock or similar equity securities; (e) make loans and investments; (f) sell assets; (g) incur liens; (h) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (i) enter into transactions with affiliates; and (j) enter into agreements restricting our ability and certain of our subsidiaries’ ability to pay dividends. These covenants are subject to a number of exceptions. As of December 31, 2017, we were in compliance with the covenants contained in the Indenture governing the 6.5% Notes.

The terms of the Indenture require that the net cash proceeds from asset dispositions be either utilized to (i) repay or prepay amounts outstanding under the Credit Agreement unless such amounts are reinvested in similar collateral, (ii) permanently reduce other indebtedness, (iii) make an investment in assets that replace the collateral of the 6.5% Notes or (iii) a combination of (i), (ii) and (iii). To the extent there are any remaining net proceeds from the asset disposition after application of (i), (ii) and (iii), such amounts are required to be utilized to repurchase 6.5% Notes at par.

The Indenture also provides for events of default which, if any of them occurs, would permit or require the principal, premium, if any, interest, if any, and any other monetary obligations on all the then-outstanding 6.5% Notes to become or to be declared due and payable immediately.

7% Senior Secured Notes due 2019

In May 2014, we refinanced our $625.0 million in outstanding 10% Notes with $625.0 million of newly issued 7% Notes. The net proceeds from the issuance of the 7% Notes was $618.5 million after an original issue discount of $6.5 million. We incurred debt issuance costs of $8.8 million associated with the new 7% Notes. We utilized the net proceeds from the 7% Notes, a $41.0 million draw on our Credit Agreement discussed below, as well as cash from operations to extinguish the 10% Notes. The total reacquisition price of the 10% Notes was $661.5 million, including a $31.2 million early termination fee, the write-off of $15.5 million of unamortized issue costs, $12.9 million of unamortized premium, along with $5.3 million of additional interest while in escrow, which resulted in a loss on extinguishment of $39.1 million. On October 16, 2014, we exchanged the outstanding 7% Notes for an equal amount of 7% Notes that had been registered under the Act.

The 7% Notes were governed by the Indenture, dated May 14, 2014, among the Company, all of the Company’s 100% owned domestic subsidiaries, as the Subsidiary Guarantors and Wilmington Trust, National Association, as Trustee and Collateral Agent. We paid interest on the 7%Notes semi-annually, in arrears, on May 15 and November 15 of each year. The 7% Notes included customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control.

Following the sale of the U.S. and U.K. Electronic Products Division (see Note 8 of the Notes to Consolidated Financial Statements), on September 22, 2015, we repurchased $175.0 million of the 7% Notes at par, in accordance with the Indenture and on August 21, 2015 paid down the $41.0 million outstanding on the $110.0 million Credit Agreement. The total reacquisition price of the 7% Notes was $178.4 million including the write off of $1.8 million of unamortized issue costs, $1.4 million of unamortized discount, along with $0.2 million of legal fees, which resulted in a loss on extinguishment of $3.4 million. The Company reinvested all net proceeds remaining after the repurchase of the $175.0 million of 7% Notes in replacement collateral under the Indenture within 360 days following the asset disposition, in accordance with the terms of the Indenture.

During the year ended December 25, 2016, we repurchased and extinguished $14.5 million of the outstanding 7% Notes which resulted in a gain of $0.4 million offset by $0.1 million of unamortized issuance cost and $0.1 million of unamortized discount resulting in a net gain of $0.2 million, in accordance with the terms of the Indenture.

During the year ended December 31, 2017, we redeemed and extinguished the remaining $435.5 million of outstanding 7% Notes as of December 25, 2016, which resulted in a loss on extinguishment of debt of $13.4 million and the realization of $2.3 million of unamortized issuance cost and $1.6 million of unamortized discount, resulting in a loss on extinguishment of debt of $17.3 million..

Other Indebtedness

Credit and Security Agreement

On May 14, 2014, we entered into a $110.0 million Credit and Security Agreement, dated May 14, 2014 (as amended from time to time, the “Credit Agreement”), with the lenders from time to time party thereto, SunTrust Bank, as Agent (the “Agent”), PNC Bank, National Association, as Joint Lead Arranger and Documentation Agent, and SunTrust Robinson Humphrey, Inc., as Joint Lead Arranger and Sole Book Runner. The Credit Agreement established a five-year senior secured revolving credit facility in the maximum amount of $110.0 million (subject to a potential increase of the maximum principal amount to $135.0 million, subject to the Agent’s and applicable lenders’ approval as described therein), consisting of a subline for letters of credit in an amount not to exceed $50.0 million, as well as a swingline loan in an aggregate principal amount at any time outstanding not to exceed $10.0 million. The obligations under the Credit Agreement are secured by a first priority lien on our accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property). The obligations under the Credit Agreement are secured by a second priority lien, junior to the lien securing our senior secured notes, on all of our other assets.

The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, and investments, and limits on other various payments, as well as a financial covenant relating to a minimum fixed charge coverage ratio. Events of default under the terms of the Credit Agreement include, but are not limited to: failure of the Company to pay any principal of any loans in full when due and payable; failure of the Company to pay any interest on any loan or any fee or other amount payable under the Credit Agreement within three business days after the date when due and payable; failure of the Company or any of its subsidiaries to comply with certain covenants and agreements, subject to applicable grace periods and/or notice requirements; any representation, warranty or statement made in or pursuant to the Credit Agreement or any related writing or any other material information furnished by us or any of our subsidiaries to the Agent or the lenders proving to be false or erroneous; and the occurrence of an event or condition having or reasonably likely to have a material adverse effect, which includes a material adverse effect on the business, operations, condition (financial or otherwise) or our prospects or our ability to repay our obligations. Where an event of default arises from certain bankruptcy events, the commitments will automatically and immediately terminate and the principal of, and interest then outstanding on, all of the loans will become immediately due and payable. Subject to certain notice requirements and other conditions, upon the occurrence of an event of default, including the occurrence of a condition having or reasonably likely to have a material adverse effect, commitments may be terminated and the principal of, and interest then outstanding on, all of the loans may become immediately due and payable. As of December 31, 2017, no event of default had occurred and we believe that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Credit Agreement, have not occurred and the likelihood of such events or conditions occurring is remote.

On May 31, 2015, we entered into a third amendment (the “Third Amendment”) to the Credit Agreement. Under the terms of the Third Amendment, the definitions of certain terms of the Credit Agreement were modified, the disposition of the Herley Entities was approved by the lenders, a minimum $175.0 million repurchase of the 7% Notes by the Company was required, and the payment in full of the outstanding balance of the Credit Agreement was required. Additionally, the measurement of the fixed charge coverage ratio of 1.15:1 was modified as follows: (i) the fixed charge coverage ratio will not be measured as of the end of any quarterly reporting period ending after June 30, 2015, if on such date (a) there are no outstanding revolving loans or swingline loans and (b) the aggregate amount outstanding under letters of credit is less than or equal to $17.0 million; and (ii) as to any subsequent quarterly reporting period ending after June 30, 2015, and not covered by (i) above, a fixed charge coverage ratio of at least 1.05:1 must be maintained if the percentage of (a) outstanding revolving loans plus the sum of the outstanding swingline loans and outstanding letters of credit that are in excess of $17.0 million, to (b) the revolving credit commitment, minus the Herley Disposition Proceeds Reinvestment Reserve, as defined below, is greater than 0.00% but less than 15.00% or a fixed charge coverage ratio of at least 1.10:1 must be maintained if the aforementioned percentage is equal to or greater than 15.00% but less than 25.00%. In all other instances, a fixed charge coverage ratio of 1.15:1 must be maintained. For purposes of computing the fixed charge coverage ratio, the associated reduction in consolidated interest expense in connection with the repurchase of 7% Notes with proceeds from the sale of the Herley Entities shall be deemed to have occurred on the first day of the most recently completed four quarterly reporting periods prior to the sale.

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

On November 20, 2017, we entered into an amended and restated Credit Agreement with the lenders from time to time party thereto, the Agent, PNC Bank, National Association, as Joint Lead Arranger and Documentation Agent, and SunTrust Robinson Humphrey, Inc., as Joint Lead Arranger and Sole Book Runner. As amended and restated, the Credit Agreement establishes a five year senior secured revolving credit facility in the aggregate principal amount of $90.0 million (subject to a potential increase of the aggregate principal amount to $115.0 million, subject to SunTrust’s and applicable lenders’ approval), consisting of a subline for letters of credit in an amount not to exceed $50.0 million, as well as a swingline loan in an aggregate principal amount at any time outstanding not to exceed $10.0 million.

Borrowings under the revolving credit facility may take the form of a base rate revolving loan, Eurodollar revolving loan or swing line loan. Base rate revolving loans and swing line loans will bear interest at a rate per annum equal to the sum of the Applicable Margin (as defined in the Credit Agreement) from time to time in effect plus the highest of (i) the Agent’s prime lending rate, as in effect at such time, (ii) the federal funds rate, as in effect at such time, plus 0.50% per annum and (iii) the Adjusted LIBO Rate (as defined in the Credit Agreement) determined at such time for an interest period of one month, plus 1.00% per annum. Eurodollar revolving loans will bear interest a rate per annum equal to the sum of the Applicable Margin from time to time in effect plus the Adjusted LIBO Rate. The Applicable Margin varies between 1.00%-1.50% for base rate revolving loans and swing line loans and 2.00%-2.50% for Eurodollar loans, and is based on several factors including our then-existing borrowing base and the lenders’ total commitment amount and revolving credit exposure. The calculation of our borrowing base takes into account several items relating to us and our subsidiaries, including amounts due and owing under billed and unbilled accounts receivables, then held eligible raw materials inventory, work-in-process inventory, and applicable reserves.

The measurement of a minimum fixed charge coverage ratio was modified in the November 2017 amended and restated Credit Agreement to be required to be measured if Excess Availability, as defined in the Credit Agreement, is less than fifty percent of the lesser of the Borrowing Base or the Total Commitment Amount.

As of December 31, 2017, there were no borrowings outstanding on the Credit Agreement and $9.5 million was outstanding on letters of credit, resulting in net borrowing base availability of $65.8 million. We were in compliance with the financial covenants of the Credit Agreement as of December 31, 2017.

Debt Acquired in Acquisition of Herley

We assumed a $10.0 million ten-year term loan with a bank in Israel that Herley entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of December 31, 2017 was $0.8 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement governing the term loan contains various covenants including a minimum net equity covenant as defined in the loan agreement. We were in compliance with all covenants contained in the loan agreement as of December 31, 2017.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments at December 31, 2017, and the effect such obligations could have on our liquidity and cash flow in future periods (in millions):

	Payments due/forecast by Period
	Total	2018	2019 - 2020	2021 - 2022	2023 and After
Debt, net of interest(1)	$300.8	$0.8	$—	$—	$300.0
Estimated interest on debt(2)	156.0	19.5	39.0	39.0	58.5
Purchase orders(3)	138.2	92.6	45.6	—	—
Operating leases(4)	127.8	18.0	33.8	20.7	55.3
Unrecognized tax benefits, including interest and penalties(5)	—	—	—	—	—
Total commitments and recorded liabilities	$722.8	$130.9	$118.4	$59.7	$413.8

(1)
The 6.5% Notes in the aggregate outstanding principal amount of $300.0 million are due November 30, 2025. See Note 4 in the Notes to Consolidated Financial Statements contained within this Annual Report for further details.

(2)
Includes interest payments based on current interest rates for variable rate debt and the 6.5% Notes. See Note 4 in the Notes to Consolidated Financial Statements contained within in this Annual Report for further details.

(3)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or services have not been performed.

(4)
We have entered into or acquired various non-cancelable operating lease agreements that expire on various dates through 2033. The amounts include $3.3 million in excess facility costs and exclude expected sublease income. See Note 5 in the Notes to Consolidated Financial Statements contained within this Annual Report for further details.

(5)
As of December 31, 2017, we have a $6.8 million noncurrent liability for uncertain tax positions and a $3.8 million guarantor liability, all of which may result in cash payments. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlements with the taxing authorities.

As of December 31, 2017, we have $9.5 million of standby letters of credit outstanding. Our letters of credit are primarily related to milestone payments received from foreign customers for which the customer has not yet received the product. Additional information regarding our financial commitments at December 31, 2017 is provided in the Notes to Consolidated Financial Statements contained in this Annual Report, specifically Note 14.

Other Liquidity Matters

We believe our cash on hand, together with funds available under the Credit Agreement and cash expected to be generated from operating activities will be sufficient to fund our anticipated working capital and other cash needs for at least the next 12 months. As discussed in Item 1A “Risk Factors” contained within this Annual Report, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in our industry deteriorate, our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues or further reduce our expenses, we may experience, in the future, a significant long-term negative impact to our financial results and cash flows from operations. In such a situation, we could fall out of compliance with our financial and other covenants which, if not waived, could limit our liquidity and capital resources.

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

Revenue recognition. We generate our revenue primarily from three different types of contractual arrangements: cost-plus-fee contracts, time-and-materials contracts, and fixed-price contracts. Revenue on cost-plus-fee contracts is recognized to the extent of allowable costs incurred plus an estimate of the applicable fees earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. We recognize the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding performance, including any interim performance evaluations rendered by the customer. Revenue on time-and-materials contracts is recognized to the extent of billable rates times hours delivered for services provided, to the extent of material cost for products delivered to customers, and to the extent of expenses incurred on behalf of the customers.

We have three primary basic categories of fixed-price contracts: fixed unit price, fixed-price level of effort, and fixed-price completion. Revenue recognition methods on fixed-price contracts will vary depending on the nature of the work and the contract terms. Revenues on fixed-price service contracts are recorded as work is performed in accordance with Topic 605. Topic 605 generally requires revenue to be deferred until all of the following have occurred: (1) there is a contract in place, (2) delivery has occurred or services have been provided, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Revenues on fixed-price contracts that require delivery of specific items may be recorded based on a price per unit basis as units are delivered. Revenue for fixed-price contracts in which we are paid a specific amount to provide services for a stated period of time is recognized ratably over the service period.

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

In accounting for our long-term contracts for production of products provided to the U.S. Government, we utilize both cost-to-cost and units delivered measures under the percentage-of-completion method of accounting under the provisions of Topic 605. Under the units delivered measure of the percentage-of-completion method of accounting, sales are recognized as the units are accepted by the customer generally using sales values for units in accordance with the contract terms. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on units delivered or as computed on the basis of the estimated final average unit costs plus profit. We classify contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts. Significant management judgments and estimates, including but not limited to the estimated costs to complete projects, must be made and used in connection with the revenue recognized in any accounting period. A cancellation, schedule delay, or modification of a fixed-price contract that is accounted for using the percentage-of-completion method may adversely affect our gross margins for the period in which the contract is modified or canceled. Under certain circumstances, a cancellation or negative modification could result in us having to reverse revenue that we recognized in a prior period, thus significantly reducing the amount of revenues we recognize for the period in which the adjustment is made. Correspondingly, a positive modification may positively affect our gross margins. In addition, a schedule delay or modification can result in an increase in estimated cost to complete the project, which would also result in an impact to our gross margin. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

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

In accordance with Topic 360, we assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could individually or in combination trigger an impairment review, include the following:

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

Goodwill and Purchased Intangibles. The purchase price of an acquired business is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair values, with the excess recorded as goodwill. Such fair value assessments require judgments and estimates that can be affected by contract performance and other factors over time, which may cause final amounts to differ materially from original estimates.

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

We perform our impairment test for goodwill in accordance with ASC Topic 350, Intangibles-Goodwill and Other (“Topic 350”). We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We determine our reporting units by first identifying our operating segments, and then assessing whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics.

KGS has four operating segments: Defense Rocket Support Services (“DRSS”), Microwave Electronics Division (“ME”), Technical and Training Solutions (“TTS”), and Modular Systems (“MS”) that provide technology based defense solutions, involving products and services, primarily for mission critical U.S. National Security priorities, with the primary focus relating to the nation’s Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance requirements. The PSS operating segment provides integrated solutions for advanced homeland security, public safety, critical infrastructure security, and security and surveillance systems for government, industrial and commercial customers. The US reportable segment provides unmanned aerial systems, unmanned ground, and unmanned seaborne systems. We have identified our reporting units to be the DRSS, ME, TTS, and MS operating segments, within its KGS reportable segment, the US reportable segment, and the PSS business to be tested for potential impairment in its fiscal year 2017 annual test.
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

•
We use estimates of market participant weighted average cost of capital (“WACC”) as a basis for determining the discount rates to apply to our reporting units’ future expected cash flows. The significant assumptions within our WACC are: (a) equity risk premium, (b) beta, (c) size premium adjustments, (d) cost of debt and (e) capital structure assumptions. In addition, we use a company specific risk adjustment which is a subjective adjustment that, by its very nature does not include market related data, but instead examines the prospects of the reporting unit relative to the broader industry to determine if there are specific factors, which may make it more “risky” relative to the industry.

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

During the fourth quarter of 2017, as a result of our annual impairment test of the carrying value of its goodwill balances, we recorded a non-cash impairment charge of $24.2 million of the carrying value of the goodwill of our DRSS reporting unit within the KGS segment, which the majority of this business and revenues includes our legacy government services business. In 2010, we changed our strategy to focus on being a systems, product, technology and intellectual property based company and deemphasized the legacy government services businesses. Over the past several years, similar to other businesses operating in the federal government technical services space, this business has been adversely impacted by competitive pressures and commoditization resulting from lower priced technically acceptable awards rather than awards based on best value or that are technologically or performance differentiated. Specifically, we were recently notified of losses on two new sizable five year contract opportunities where Kratos was underbid on cost, which significantly impacted the expected future financial performance of this business.

The goodwill of the PSS, US, and KGS reportable segments, after the impact of the impairment recorded during the fourth quarter of 2017, are $35.6 million, $97.3 million and $328.3 million, respectively, at December 31, 2017.

In determining the fair value of our reporting units, there are key assumptions related to our future operating performance and revenue growth. If the actual operating performance and financial results are not consistent with our assumptions, a further impairment in our $461.2 million goodwill and $22.0 million long-lived intangibles could occur in future periods. In particular, the US reporting unit fair value includes assumptions that the development of the high performance UCAS product is successful and we are awarded future contracts for the UCAS product and other new tactical unmanned aircraft systems. Additionally, the US reporting unit fair value assumes that the U.S. Navy will exercise options under the existing current contract and we will commence low rate initial production for the Sub-Sonic Aerial Target. For certain of our reporting units, the fair value includes assumptions of the entry to new international markets for which we have not yet penetrated. Additional risks for goodwill across all reporting units include, but are not limited to, the risks discussed in Item 1A “Risk Factors” contained within this Annual Report and:

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

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our provision for income taxes in each of the tax jurisdictions in which we conduct business. This process involves estimating our actual current tax expense in conjunction with the evaluation and measurement of temporary differences resulting from differing treatment of certain items for tax and accounting purposes. These temporary differences result in the establishment of deferred tax assets and liabilities, which are recorded on a net basis. We then assess on a periodic basis the probability that our net deferred tax assets will be recovered and therefore realized from future taxable income and to the extent we believe that recovery is not more likely than not, a valuation allowance is established to address such risk resulting in an additional related provision for income taxes during the period.

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

We have a valuation allowance at December 31, 2017 due to management’s overall assessment of risks and uncertainties related to our future ability to realize and, hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences and future tax deductions resulting from certain types of stock option exercises, before they expire.

The 2017 effective tax rate at December 31, 2017 for annual and interim reporting periods could be impacted if uncertain tax positions that are not recognized at December 31, 2017 are settled at an amount which differs from our estimate. Finally, during 2017 and thereafter, if we are impacted by a change in the valuation allowance as of December 31, 2017 resulting from a change in judgment regarding the realizability of deferred tax assets beyond December 31, 2017, such effect will be recognized in the interim period in which the change occurs.

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

The valuation provisions of Topic 718 apply to new awards and to awards that are outstanding on the effective date and subsequently modified or canceled. We use the Black-Scholes option pricing model and a lattice options pricing model for market condition options to estimate the fair value of our stock options at the grant date. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. The lattice options pricing model breaks down the time to expiration into potentially a very large number of time intervals, or steps, which makes it possible to check at every point in an option’s life for the possibility of early exercise. Our employee stock options are generally subject to vesting restrictions and are generally not transferable.

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

Exposure to market risk for foreign currency exchange rate risk is related to receipts from customers, payments to suppliers and intercompany loans denominated in foreign currencies. Accordingly, a strengthening of the U.S. dollar (“USD”) or a strengthening of certain foreign currencies such as the Israeli Shekel will negatively impact revenues and gross margins expressed in consolidated USD terms. We currently enter into limited foreign currency forward contracts to manage foreign currency exchange rate risk because exchange rate fluctuations have had, and we expect will have, minimal impact on our operating results and cash flows.

Our cash and cash equivalents as of December 31, 2017 were $129.6 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on our net loss for the year ended December 31, 2017.

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

As required by Rule 13a-15(b) and 15d-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer

concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or because the degree of compliance with the policies and procedures may deteriorate.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2017.

Our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial accounting and reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of the fiscal year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2018 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2017.

Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2018 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2018 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2018 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2017.

Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2018 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2017.

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

(a) (3)  Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date (File No.)	Exhibit	Filed- Furnished Herewith
2.1+*	Stock Purchase Agreement, dated May 31, 2015, by and among Kratos Defense & Security Solutions, Inc., Herley Industries, Inc., Ultra Electronics Holdings plc and Ultra Electronics Defense Inc.	10-Q	08/06/2015 (001-34460)	2.4
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc., as amended.	10-K	2/27/2017 (001-34460)	3.1
3.2	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc., as amended.	10-K	2/27/2017 (001-34460)	3.2
4.1	Specimen Stock Certificate.	10-K	2/27/2017 (001-34460)	4.1
4.2	Indenture, dated as of May 14, 2014, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors as named therein and party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent (including the Form of 7.00% Senior Secured Notes due 2019).	8-K	05/15/2014 (001-34460)	4.1

4.3	Registration Rights Agreement, dated as of May 14, 2014, among Kratos Defense & Security Solutions, Inc., as Issuer, and SunTrust Robinson Humphrey, Inc., as Representative of the Initial Purchasers.	8-K	05/15/2014 (001-34460)	10.1
4.4	Indenture, dated as of November 20, 2017, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent.	8-K	11/21/2017 (001-34460)	4.1
4.5
First Supplemental Indenture, dated as of December 21, 2017, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantor as party thereto, and Wilmington Trust, National Association, as Trustee.
					*
10.1#	Form of Indemnification Agreement by and between Kratos Defense & Security Solutions, Inc. and its directors and executive officers.	10-Q	08/04/2011 (001-34460)	10.8
10.2#	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	07/31/2017 (001-34460)	99.1
10.3#	2000 Nonstatutory Stock Option Plan.	10-Q	11/14/2000 (000-27231)	10.2
10.4#	Form of Stock Option Agreement and Form of Stock Option Grant Notice used in connection with the 2000 Nonstatutory Stock Option Plan.	10-Q	11/14/2000 (000-27231)	10.3
10.5#	2005 Equity Incentive Plan.	S-8	08/01/2005 (333-127060)	99.2
10.6#	Form of Stock Option Agreement pursuant to the 2005 Equity Incentive Plan.	S-8	08/01/2005 (333-127060)	99.1
10.7#	Form of Restricted Stock Unit Agreement and Form of Notice of Grant of Restricted Stock Units under the 2005 Equity Incentive Plan.	8-K	01/17/2007 (000-27231)	99.3
10.8#	Herley Industries, Inc. 1997 Stock Option Plan.	S-8	04/08/2011 (333-173383)	4.11
10.9#	Herley Industries, Inc. 2000 Stock Option Plan.	S-8	04/08/2011 (333-173383)	4.13
10.10#	Herley Industries, Inc. 2003 Stock Option Plan.	S-8	04/08/2011 (333-173383)	4.14
10.11#	Herley Industries, Inc. Amended and Restated 2006 New Employee Stock Option Plan.	S-8	04/08/2011 (333-173383)	4.15
10.12#	2011 Equity Incentive Plan.	DEF 14A	04/15/2011 (001-34460)	n/a
10.13#	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement pursuant to the 2011 Equity Incentive Plan.	8-K	11/18/2011 (001-34460)	10.2
10.14#	2014 Equity Incentive Plan.	S-8	07/31/2017 (001-34460)	99.2
10.15#	Form of Restricted Stock Unit Grant & Notice and Form of Restricted Stock Unit Award Agreement pursuant to the 2014 Equity Incentive Plan.	10-Q	11/07/2014 (001-34460)	10.1
10.16#	Second Amended and Restated Executive Employment Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Eric DeMarco.	10-Q	08/04/2011 (001-34460)	10.3

10.17#	Second Amended and Restated Severance and Change of Control Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Deanna Lund.	10-Q	08/04/2011 (001-34460)	10.4
10.18	Sublease Agreement, dated as of December 17, 2009, by and between Amylin Pharmaceuticals, Inc., as Sublessor, and Kratos Defense & Security Solutions, Inc., as Sublessee.	10-K	03/11/2010 (001-34460)	10.26
10.19#	Herley Industries, Inc. Amended and Restated 2010 Stock Plan, and the related Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement.	S-8	03/08/2012 (333-179977)	4.10
10.20#	Amended and Restated Integral Systems, Inc. 2008 Stock Incentive Plan, and the related Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units and Restricted Stock Unit Award Agreement.	S-8	03/08/2012 (333-179977)	4.11
10.21	Standstill Agreement, dated May 14, 2012, between Kratos Defense & Security Solutions, Inc., Bandel Carano, Oak Investment Partners IX, L.P., Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Oak X Affiliates Fund, L.P., Oak Investment Partners X, L.P., and Oak Investment Partners XIII, L.P.	8-K	05/15/2012 (001-34460)	10.1
10.22#	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement, entered into between Kratos Defense & Security Solutions, Inc. and certain employees of Composite Engineering, Inc.	S-8	07/27/2012 (333-182910)	4.12
10.23#	Employment Agreement, effective January 1, 2015, by and between Kratos Defense & Security Solutions, Inc. and Richard Poirier.	8-K	03/12/2015 (001-34460)	10.1
10.24#	Bonus Agreement, dated June 1, 2015, by and between Kratos Defense & Security Solutions, Inc. and Richard Poirier.	8-K	06/02/2015 (001-34460)	10.1
10.25#	Employment Agreement, effective August 5, 2016, by and between Kratos Defense & Security Solutions, Inc. and Gerald Beaman.	8-K	08/09/2016 (001-34460)	10.1
10.26#	Employment Agreement, effective January 1, 2017, by and between Kratos Defense & Security Solutions, Inc. and Phil Carrai.	8-K	12/08/2016 (001-34460)	10.1
10.27	Credit and Security Agreement, dated as of May 14, 2014, among Kratos Defense & Security Solutions, Inc., as Borrower, the Lenders named therein, SunTrust Bank, as Agent, PNC Bank, National Association, as Joint Lead Arranger and Documentation Agent, and SunTrust Robinson Humphrey, Inc., as Joint Lead Arranger and Sole Book Runner.	8-K	05/15/2014 (001-34460)	10.2
10.28	Third Amendment to Credit and Security Agreement, dated May 31, 2015, among Kratos Defense & Security Solutions, Inc., as Borrower, each of the Credit Parties and Required Lenders party thereto and SunTrust Bank as Agent.	10-Q	08/06/2015 (001-34460)	10.1

10.29	Fourth Amendment to Credit and Security Agreement, dated August 20, 2015, among Kratos Defense & Security Solutions, Inc., as Borrower, each of the Credit Parties and Required Lenders party thereto and SunTrust Bank as Agent.	8-K	08/24/2015 (001-34460)	10.1
10.30	Amended and Restated Credit and Security Agreement, dated as of November 20, 2017, among Kratos Defense & Security Solutions, Inc., as Borrower, the lenders named therein, SunTrust Bank, as Agent, and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Sole Book Runner.	8-K	11/21/2017 (001-34460)	10.1
10.31	Office Lease, dated as of May 1, 2017, by and between Kratos Defense & Security Solutions, Inc. and TPP 212 Scripps, LLC.	10-Q	5/04/2017 (001-34460)	10.2
10.32	Lease Agreement, dated as of May 31,2017, by and between STORE Capital Acquisitions, LLC and Real Time Logic, Inc.	10-Q	07/27/2017 (001-34460)	10.2
10.33	Lease Agreement, dated as of May 31, 2017, by and between STORE Capital Acquisitions, LLC and Real Time Logic, Inc.	10-Q	07/27/2017 (001-34460)	10.3
10.34
Fifth Amendment to Credit and Security Agreement, dated July 22, 2016, among Kratos Defense & Security Solutions, Inc., as Borrower, each of the Credit Parties and Required Lenders party thereto and SunTrust Bank as Agent.
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
101
Financial statements from the Annual Report on Form 10-K of Kratos Defense & Security Solutions, Inc. for the year ended December 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to the Consolidated Financial Statements.
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
Date: February 28, 2018

Kratos Defense & Security Solutions, Inc.

/s/ Eric M. DeMarco
By:	Eric M. DeMarco President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric M. DeMarco Eric M. DeMarco	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2018

/s/ Deanna H. Lund Deanna H. Lund	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 28, 2018

/s/ Maria Cervantes de Burgreen Maria Cervantes de Burgreen	Vice President and Corporate Controller (Principal Accounting Officer)	February 28, 2018

/s/ Scott Anderson Scott Anderson	Director	February 28, 2018

/s/ Bandel Carano Bandel Carano	Director	February 28, 2018

/s/ William Hoglund William Hoglund	Director	February 28, 2018

/s/ Scot Jarvis Scot Jarvis	Director	February 28, 2018

/s/ Jane E. Judd Jane E. Judd	Director	February 28, 2018

/s/ Sam Liberatore Sam Liberatore	Director	February 28, 2018

/s/ Amy Zegart Amy Zegart	Director	February 28, 2018

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Kratos Defense & Security Solutions, Inc.
Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kratos Defense & Security Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and December 25, 2016, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three fiscal years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 25, 2016, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Adoption of New Accounting Pronouncement
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for the impairment of goodwill and intangible assets prospectively beginning December 26, 2016, with the adoption of Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

San Diego, CA
February 28, 2018

We have served as the Company’s auditor since 2013.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and December 25, 2016
 (in millions, except par value and number of shares)

	2017	2016
Assets
Current assets:
Cash and cash equivalents	$129.6	$69.1
Restricted cash	0.4	0.5
Accounts receivable, net	268.4	229.4
Inventoried costs	50.4	55.4
Income taxes receivable	2.4	4.6
Prepaid expenses	12.9	8.9
Other current assets	7.2	5.2
Total current assets	471.3	373.1
Property, plant and equipment, net	61.2	49.8
Goodwill	461.2	485.4
Intangible assets, net	22.0	32.6
Other assets	8.3	7.7
Total assets	$1,024.0	$948.6
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48.8	$52.7
Accrued expenses	45.6	50.0
Accrued compensation	34.8	39.1
Accrued interest	1.7	3.6
Billings in excess of costs and earnings on uncompleted contracts	47.2	41.8
Other current liabilities	8.9	6.7
Current portion of long-term debt	0.8	1.0
Current liabilities of discontinued operations	1.1	1.6
Total current liabilities	188.9	196.5
Long-term debt principal, net of current portion	293.5	431.0
Deferred income tax liability	7.0	17.3
Other long-term liabilities	19.3	23.7
Long-term liabilities of discontinued operations	3.8	3.7
Total liabilities	512.5	672.2
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 authorized, 0 shares outstanding at December 31, 2017 and December 25, 2016	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 103,297,525 and 73,945,533 shares issued and outstanding at December 31, 2017 and December 25, 2016, respectively	—	—
Additional paid-in capital	1,233.7	956.2
Accumulated other comprehensive loss	(1.4)	(1.7)
Accumulated deficit	(720.8)	(678.1)
Total stockholders’ equity	511.5	276.4
Total liabilities and stockholders’ equity	$1,024.0	$948.6

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Years ended December 31, 2017, December 25, 2016, and December 27, 2015
(in millions, except per share amounts)

	2017	2016	2015
Service revenues	$346.4	$348.1	$354.2
Product sales	405.5	320.6	302.9
Total revenues	751.9	668.7	657.1
Cost of service revenues	247.5	255.8	266.5
Cost of product sales	307.1	259.3	228.8
Total costs	554.6	515.1	495.3
Gross profit	197.3	153.6	161.8
Selling, general and administrative expenses	160.6	146.3	150.7
Merger and acquisition related items	—	1.9	0.1
Research and development expenses	17.8	13.9	16.2
Impairment of goodwill	24.2	—	—
Unused office space and other restructuring	0.5	10.1	(0.7)
Operating loss from continuing operations	(5.8)	(18.6)	(4.5)
Other income (expense):
Interest expense, net	(28.6)	(34.7)	(36.0)
Gain (loss) on extinguishment of debt	(17.3)	0.2	(3.4)
Other income (expense), net	0.9	0.8	(0.7)
Total other expense, net	(45.0)	(33.7)	(40.1)
Loss from continuing operations before income taxes	(50.8)	(52.3)	(44.6)
Provision (benefit) for income taxes from continuing operations	(8.2)	8.1	(11.4)
Loss from continuing operations	(42.6)	(60.4)	(33.2)
Discontinued operations (Note 8)
Income (loss) from operations of discontinued component (including gain on disposal of $80.8 million for the year ended December 27, 2015)	—	(0.1)	75.5
Income tax expense	0.1	—	22.5
Income (loss) from discontinued operations	(0.1)	(0.1)	53.0
Net income (loss)	$(42.7)	$(60.5)	$19.8
Basic income and loss per common share:
Loss from continuing operations	$(0.48)	$(0.99)	$(0.56)
Income from discontinued operations	—	—	0.90
Net income (loss) per common share	$(0.48)	$(0.99)	$0.34
Diluted income and loss per common share:
Loss from continuing operations	$(0.48)	$(0.99)	$(0.56)
Income from discontinued operations	—	—	0.90
Net income (loss) per common share	$(0.48)	$(0.99)	$0.34
Weighted average common shares outstanding:
Basic	89.5	61.3	58.7
Diluted	89.5	61.3	58.7
Comprehensive Income (Loss)
Net income (loss) from above	$(42.7)	$(60.5)	$19.8
Other comprehensive income (loss):
Change in cumulative translation adjustment	0.1	(0.5)	0.1
Postretirement benefit reserve adjustment net of tax expense	0.2	0.2	0.2
Other comprehensive income (loss), net of tax	0.3	(0.3)	0.3
Comprehensive income (loss)	$(42.4)	$(60.8)	$20.1

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2017, December 25, 2016, and December 27, 2015
(in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 28, 2014	57.8	$—	$863.4	$(1.7)	$(637.4)	$224.3
Stock-based compensation	—	—	6.4	—	—	6.4
Issuance of common stock for employee stock purchase plan, options and warrants	0.9	—	4.0	—	—	4.0
Restricted stock issued and related taxes	0.4	—	(0.6)	—	—	(0.6)
Net income	—	—	—	—	19.8	19.8
Other comprehensive income, net of tax	—	—	—	0.3	—	0.3
Balance, December 27, 2015	59.1	—	873.2	(1.4)	(617.6)	254.2
Stock-based compensation	—	—	5.1	—	—	5.1
Issuance of common stock for cash	13.4	—	75.8	—	—	75.8
Issuance of common stock for employee stock purchase plan, options and warrants	0.8	—	2.6	—	—	2.6
Restricted stock issued and related taxes	0.6	—	(0.5)	—	—	(0.5)
Net loss	—	—	—	—	(60.5)	(60.5)
Other comprehensive loss, net of tax	—	—	—	(0.3)	—	(0.3)
Balance, December 25, 2016	73.9	—	956.2	(1.7)	(678.1)	276.4
Stock-based compensation	—	—	7.8	—	—	7.8
Issuance of common stock for cash	28.0	—	268.2	—	—	268.2
Issuance of common stock for employee stock purchase plan, options and warrants	0.7	—	3.5	—	—	3.5
Restricted stock issued and related taxes	0.7	—	(2.0)	—	—	(2.0)
Net loss	—	—	—	—	(42.7)	(42.7)
Other comprehensive income, net of tax	—	—	—	0.3	—	0.3
Balance, December 31, 2017	103.3	$—	$1,233.7	$(1.4)	$(720.8)	$511.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2017, December 25, 2016, and December 27, 2015
(in millions)

	2017	2016	2015
Operating activities:
Net income (loss)	$(42.7)	$(60.5)	$19.8
Income (loss) from discontinued operations	(0.1)	(0.1)	53.0
Loss from continuing operations	(42.6)	(60.4)	(33.2)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	22.5	22.8	25.5
Deferred income taxes	(10.2)	4.7	0.9
Stock-based compensation	7.8	5.1	6.1
Goodwill impairment charge	24.2	—	—
Loss (gain) on extinguishment of debt	17.3	(0.2)	3.4
Non-cash income tax benefit	—	—	(18.7)
Amortization of deferred financing costs	1.3	1.5	1.9
Amortization of premium and discount on Senior Secured Notes	0.7	0.9	1.1
Provision for doubtful accounts	0.1	0.3	0.4
Litigation related charges	—	1.7	—
Provision for non-cash restructuring charges	—	9.1	—
Change in accrual for excess facilities	—	—	(2.3)

Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(39.1)	(24.7)	10.3
Inventoried costs	7.1	(2.7)	(8.2)
Prepaid expenses	(4.0)	1.8	(3.5)
Other assets	(2.6)	3.2	(3.2)
Accounts payable	(3.4)	2.9	2.9
Accrued expenses	(5.4)	16.5	0.6
Accrued compensation	(4.4)	2.3	(4.4)
Accrued interest	(1.9)	(0.3)	1.5
Billings in excess of costs and earnings on uncompleted contracts	5.4	(0.4)	(7.3)
Income tax receivable and payable	1.7	1.2	(3.1)
Other liabilities	(1.5)	2.3	(0.4)
Net cash used in operating activities from continuing operations	(27.0)	(12.4)	(29.7)
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(5.1)	—
Proceeds from sale of assets	0.7	0.1	0.9
Change in restricted cash	—	0.3	4.7
Capital expenditures	(26.5)	(9.2)	(11.3)
Net cash used in investing activities from continuing operations	(25.8)	(13.9)	(5.7)
Financing activities:
Proceeds from the issuance of long-term debt	300.0	—	—
Extinguishment of long-term debt	(448.8)	(14.1)	(175.0)
Proceeds from the issuance of common stock	269.1	76.2	—
Repayments under credit facility	(1.0)	(1.0)	(42.0)
Cash paid for contingent acquisition consideration	—	—	(1.1)
Debt issuance costs	(6.6)	—	—
Proceeds from exercise of restricted stock units, employee stock options, and employee stock purchase plan	1.5	2.0	3.4
Other	(0.8)	—	—
Net cash provided by (used in) financing activities from continuing operations	113.4	63.1	(214.7)
Net cash flows of continuing operations	60.6	36.8	(250.1)
Net operating cash flows of discontinued operations	—	0.1	2.8
Net investing cash flows of discontinued operations	(0.6)	4.0	242.5
Effect of exchange rate changes on cash and cash equivalents	0.5	(0.3)	(0.2)
Net increase (decrease) in cash and cash equivalents	60.5	40.6	(5.0)
Cash and cash equivalents at beginning of year	69.1	28.5	33.5
Cash and cash equivalents at end of year	$129.6	$69.1	$28.5
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$28.3	$32.4	$43.8
Net cash paid during the year for income taxes	$(0.9)	$—	$8.8
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued expenses	$1.6	$2.1	$—
Liability for contingent consideration and goodwill related to acquisition	$—	$5.1	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Summary of Significant Accounting Policies

(a)	Description of Business

Kratos is a mid-tier government contractor at the forefront of the U.S. Department of Defense’s (the “DoD”) Third Offset Strategy. Kratos is a leading technology, intellectual property and proprietary product and solution company focused on the U.S. and its allies’ national security. Kratos is a recognized industry leader in the rapid development, demonstration and fielding of high technology systems and products at an affordable cost. Kratos’ primary focus areas are unmanned systems, satellite communications, microwave electronics, cyber security/warfare, missile defense and combat systems. The Company believes that its technology, intellectual property, proprietary products and designed-in positions on its customers’ platforms and systems is a competitive advantage and high barrier to entry to the markets in which it operates. The Company’s work force is primarily technically oriented, highly skilled with a significant number holding national security clearances. The Company’s entire organization is focused on executing its strategy of becoming the leading technology and intellectual property based company in its industry.

The Company conducts most of its business with the U.S. Government (which includes foreign military sales) and performs work as the prime contractor, subcontractor, or preferred supplier. The Company also conducts business with local, state, and foreign governments and domestic and international commercial customers.

The Company operates in three reportable segments. The Kratos Government Solutions (“KGS”) reportable segment is comprised of an aggregation of operating segments, including its microwave electronic products, satellite communications, modular systems and rocket support operating segments. The Unmanned Systems (“US”) reportable segment consists of its unmanned aerial system, unmanned ground and unmanned seaborne system businesses. The Public Safety & Security (“PSS”) reportable segment consists of its businesses that provide independent integrated solutions for advanced homeland security, public safety, critical infrastructure, and security and surveillance systems for government and commercial applications. The Company organizes its business segments based primarily on the nature of the products, solutions and services offered. Transactions between segments are negotiated and accounted for under terms and conditions similar to other government and commercial contracts, and these intercompany transactions are eliminated in consolidation. For additional information regarding the Company’s operating segments, see Note 13 of these notes to consolidated financial statements.

(b)	Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Kratos and its 100% owned subsidiaries, for which all intercompany transactions have been eliminated in consolidation.

(c)    Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year, with interim fiscal periods ending on the last Sunday of each calendar quarter. There were 53 calendar weeks in the fiscal year ending on December 31, 2017, and 52 calendar weeks in the fiscal years ended on December 25, 2016 and December 27, 2015.

(d)	Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include revenue recognition, valuation of long-lived assets including identifiable intangibles and goodwill, accounting for income taxes including the related valuation allowance on the deferred tax asset and uncertain tax positions, contingencies and litigation, contingent acquisition consideration, and stock-based compensation. In the future, the Company may realize actual results that differ from the current reported estimates and if the estimates that the Company has used change in the future, such changes could have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

(e)	Revenue Recognition

The Company typically generates its revenue from three different types of contractual arrangements: cost-plus-fee contracts, time-and-materials contracts, and fixed-price contracts. Revenue on cost-plus-fee contracts is recognized to the extent of allowable costs incurred plus an estimate of the applicable fees earned. The Company considers fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract and recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as its prior award experience and communications with the customer regarding performance, including any interim performance evaluations rendered by the customer. Revenue on time-and-materials contracts is recognized to the extent of billable rates times hours delivered for services provided, to the extent of material cost for products delivered to customers, and to the extent of expenses incurred on behalf of the customers.

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

On a portion of the fixed price-completion contracts, revenue is recognized in accordance with Topic 605 using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable indirect expenses for government contracts. These cost estimates are reviewed and, if necessary, revised on a contract-by-contract basis. If, as a result of this review, management determines that a loss on a contract is probable, then the full amount of estimated loss is charged to operations in the period. As of December 31, 2017 and December 25, 2016, accrued expenses included the accrual for losses on contracts of $10.3 million and $17.7 million, respectively.

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

From time to time, the Company may proceed with work based on customer direction prior to the completion and signing of formal contract documents. The Company has a formal review process for approving any such work. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. The Company bases its estimates on previous experiences with the customer, communications with the customer regarding funding status, and its knowledge of available funding for the contract or program. As of December 31, 2017 and December 25, 2016, approximately $1.9 million and $2.0 million, respectively, of the Company’s unbilled accounts receivable balance were under an authorization to proceed or work order from its customers where a formal purchase order had not yet been received.

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

For the years ended December 31, 2017, December 25, 2016 and December 27, 2015, there were no incremental tax benefits from stock options exercised in the periods. The following table shows the amounts recognized in the consolidated financial statements for 2017, 2016 and 2015 for stock-based compensation expense related to stock options, stock awards and stock offered under the Company’s employee stock purchase plan (in millions, except per share amounts).

	2017	2016	2015
Selling, general and administrative expenses	$7.8	$5.1	$6.1
Total cost of employee stock-based compensation included in operating loss from continuing operations	7.8	5.1	6.1
Impact on net loss per common share:
Basic and diluted	$(0.09)	$(0.08)	$(0.10)

(j)	Allowance for Doubtful Accounts

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

The following table outlines the balance of the Company’s allowance for doubtful accounts for 2017, 2016 and 2015. The table identifies the additional provisions each year as well as the write-offs that utilized the allowance (in millions).

Allowance for Doubtful Accounts	Balance at Beginning of Year	Provisions	Write-offs/Recoveries	Balance at End of Year
Year ended December 27, 2015	$1.9	$0.4	$(0.5)	$1.8
Year ended December 25, 2016	$1.8	$0.3	$(0.4)	$1.7
Year ended December 31, 2017	$1.7	$0.1	$(1.2)	$0.6

(k)	Cash and Cash Equivalents

The Company’s cash equivalents consist of its highly liquid investments with an original maturity of three months or less when purchased by the Company.

The Company has restricted cash accounts of approximately $0.4 million at December 31, 2017 and $0.5 million at December 25, 2016. As of December 31, 2017 and December 25, 2016, restricted cash consists primarily of a deposit securing foreign letters of credit related to payment and performance bonds on international contracts.

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

At the time of classifying assets as held for sale and at the end of each reporting period, the Company compares the carrying value of these assets to estimates of fair value to assess for impairment. The Company compares the carrying value to estimates of fair value utilizing the assistance of third-party broker opinions of value to assist in its fair value estimates.

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

In accordance with Topic 350, the Company classifies intangible assets into two categories: (1) intangible assets with finite lives subject to amortization and (2) intangible assets with indefinite lives not subject to amortization. Separately, the Company tests intangible assets with finite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. The Company records an impairment charge when the carrying value of the finite lived intangible asset is not recoverable by the cash flows generated from the use of the asset.

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

(o)    Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

Long-lived assets are reviewed for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

(r)    Debt Issuance Costs

Fees paid to obtain debt financing and revolving credit facilities or amendments under such debt financing and revolving credit facilities are treated as debt issuance costs and are capitalized and amortized over the expected term of the related debt or revolving credit facility and are shown as a financing activity in the consolidated statements of cash flows. Issuance costs related to debt are presented in the consolidated balance sheets as a direct deduction from the carrying amount of the associated debt liability. Issuance costs related to a revolving credit facility are included in other assets in the consolidated balance sheets.

(s)	Interest Expense, Net

Interest expense, net is summarized in the following table (in millions):

	2017	2016	2015
Interest expense incurred primarily on the Company’s Senior Secured Notes	$(29.1)	$(34.7)	$(36.0)
Miscellaneous interest income	0.5	—	—
Interest expense, net	$(28.6)	$(34.7)	$(36.0)

(t)	Foreign Currency

For operations outside the U.S. that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are generally translated at end-of-period exchange rates. Translation adjustments are included as a separate component of accumulated other comprehensive loss.

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

The aggregate foreign currency transaction gain (loss) included in determining net loss for the years ended December 31, 2017, December 25, 2016, and December 27, 2015 was approximately $0.4 million, $0.4 million, and $(0.8) million, respectively, which is included in other income (expense), net on the accompanying consolidated statements of operations and comprehensive income (loss).

(u)    Recent Accounting Pronouncements

On December 22, 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP related to the enactment of the comprehensive tax legislation, commonly referred to as the Tax Cut and Jobs Act (the “2017 Tax Act”). This guidance was adopted in the fourth quarter of 2017. Additional information regarding our adoption of this guidance is contained in Note 7.

In May 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-09 (“ASU 2017-09”), Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 was issued to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this ASU are effective for annual periods beginning after December 15, 2017. The Company does not expect that the standard will have a material effect on its consolidated financial statements and will apply this guidance to applicable transactions after the adoption date.

In January 2017, the FASB issued ASU 2017-04 (“ASU 2017-04”), Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 amends the guidance to simplify the subsequent measurement of goodwill by removing Step 2 of the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company adopted this new guidance in 2017 in its assessment of the carrying value of the DRSS reporting unit, which resulted in a $24.2 million impairment charge.

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

In February 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 requires that lessees recognize assets and liabilities for the rights and obligations underlying leases with a lease term of more than one year. The amendments in this ASU are effective for annual periods beginning after December 15, 2018. Early adoption is permitted. The standard must be applied using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements. The Company has developed an implementation plan to evaluate the contracts across all the business segments, has educated both management and other employees on the effects of the new guidance and has preliminarily assessed the internal control structure in order to adopt the ASU on January 1, 2019.

In May 2014, the FASB issued ASU 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers. ASU 2014-09 establishes a broad principle that would require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has also issued several updates to ASU 2014-09. The new standard supersedes GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the present standards. It also requires additional disclosures. ASU 2014-09 may be applied either retrospectively or through the use of a modified-retrospective method. The full retrospective method requires companies to recast each prior reporting period presented as if the new guidance had always existed. Under the modified retrospective method, companies would recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings at the date of initial application. The Company adopted the new revenue standard effective January 1, 2018, through the use of the modified-retrospective method.

The Company commenced a detailed analysis of the impact of ASU 2014-09 in 2016, by evaluating its impact on selected contracts at each of the Company’s business segments. With this baseline understanding, the Company developed a project plan to evaluate the contracts across all the business segments, spent significant effort in education of both management and other employees on the effects of the new guidance and assessed the internal control structure in order to adopt the ASU on January 1, 2018. ASU 2014-09 also requires expanded disclosure regarding the nature, timing, and uncertainty of revenue, cash flow and customer contract balances, including how and when performance obligations are satisfied and the relationship between revenue recognized and changes in contract balances during a reporting period. An entity is also required to disclose requirements for the remaining performance obligations. Disclosure includes the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period and an explanation of when the entity expects to recognize as revenue the amount of remaining performance obligations. The entity can disclose on a quantitative basis using the time bands that would be most appropriate for the duration of the remaining performance obligations or by using qualitative information.

The Company has evaluated these disclosure requirements and has incorporated the collection of relevant data into its quarterly processes. The Company also designed and implemented specific controls based on its evaluation of the impact of ASU 2014-09, including the calculation of the cumulative effect of adopting ASU 2014-09. Significant changes to the Company’s accounting systems were not determined to be necessary upon adoption of ASU 2014-09. Several new controls were added and certain current controls have been modified to incorporate the revisions that have been made to the Company’s accounting policies and practices.

Based upon an assessment of material active contracts as of December 31, 2017, the Company has determined that the impact on the results of operations and cash flows upon adoption are not material. The Company also does not expect the impact in the periods after adoption to be material. Under ASU 2014-09, revenue is recognized as control transfers to the customer. As such, revenue for the Company’s contracts will generally be recognized over time using the cost-to-cost method, which is consistent with the revenue recognition model in use for the majority of contracts prior to adoption. For those contracts where revenue was previously recognized as units are delivered, in most cases the accounting for those contracts changed under ASU 2014-09 such that revenue will be recognized as costs are incurred. This change will generally result in an acceleration of revenue as compared with the pre-adoption revenue recognition method for those contracts.

The Company expects the cumulative effect of adopting ASU 2014-09 to result in an increase in revenue of less than $2 million and an increase in operating income of less than $2 million. These changes principally reflect the impact of converting contracts applying the units-of-delivery under the old revenue guidance to the cost-to-cost method of accounting. The cumulative effect of adoption of the new revenue guidance will be recognized as an increase in contract assets, a reduction in inventoried costs, an increase in contract liabilities and a net decrease in accumulated deficit as of January 1, 2018.

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

The KGS reportable segment has four operating segments: Defense Rocket Support Services (“DRSS”), Microwave Electronics (“ME”), Technical and Training Solutions (“TTS”), and Modular Systems (“MS”). All of the KGS operating segments provide technology based defense solutions, involving products and services, primarily for mission critical U.S. National Security priorities, with the primary focus relating to the nation’s Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance requirements. The PSS reportable business segment provides integrated solutions for advanced homeland security, public safety, critical infrastructure security, and security and surveillance systems for government, industrial and commercial customers. The US reportable segment consists of our unmanned aerial system, unmanned ground, and unmanned seaborne system businesses.

The Company identified its reporting units to be the DRSS, ME, TTS, MS, US and PSS operating segments. In order to test for potential impairment, the Company estimates the fair value of each of its reporting units based on a comparison and weighting of the income approach, specifically the discounted cash flow method and the market approach, which estimates the fair value of the Company’s reporting units based upon comparable market prices and recent transactions and also validates the reasonableness of the implied multiples from the income approach. The Company reconciles the fair value of its reporting units to its market capitalization based upon the last business day of fiscal October and assumes a control premium. The Company uses this methodology to determine the fair value of its reporting units for comparison to their corresponding book values because there are no observable inputs available, a Level 3 measurement (See Note 9). If the book value exceeds the estimated fair value for a reporting unit a potential impairment is indicated, and Topic 350 prescribes the approach for determining the impairment amount, if any.

The Company adopted ASU 2017-04 which amends the guidance to simplify the subsequent measurement of goodwill by removing Step 2 of the goodwill impairment test. This new guidance requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. As a result of the annual goodwill impairment test, the Company recorded a $24.2 million impairment charge which represented the excess of the carrying amount of goodwill compared to the fair value of the DRSS reporting unit.

In determining the fair value for the reporting units, there are key assumptions relating to future operating performance and revenue growth. If the actual operating performance and financial results are not consistent with the Company’s assumptions, an impairment of the remaining balance in its $461.2 million goodwill and $22.0 million long-lived intangible assets could occur in future periods. Market factors that could impact the Company’s ability to successfully develop new products include the successful completion of certain unmanned system platforms and the successful acceptance of new unmanned system platforms, including from a political and budgetary standpoint. For example, the US reporting unit fair value includes assumptions that the development of the high performance Unmanned Combat Aerial System (“UCAS”) product is successful and the Company is awarded future contracts for the UCAS product and other new tactical aerial systems. Additionally, the US reporting unit fair value assumes that the Company will receive follow on orders for the Sub-Sonic Aerial Target, which is currently under contract with the U.S. Navy.

During the fourth quarter of 2017, as a result of the Company’s annual impairment test of the carrying value of its goodwill balances, the Company recorded an impairment charge of $24.2 million of the carrying value of the goodwill of its DRSS business reported in its KGS segment, which majority of business and revenue includes the Company’s legacy government services business. In 2010, the Company changed its strategy to focus on being a system, product, technology and intellectual property based company and deemphasized our legacy government services businesses which are no longer considered a core business. Over the past several years, similar to other businesses operating in the federal government technical services space, this business has been adversely impacted by competitive pressures and commoditization resulting from lower priced technically acceptable awards rather than awards based on best value or that are technologically or performance differentiated. Specifically, the Company was recently notified of losses on two new sizable five year contract opportunities where Kratos was underbid on cost, which significantly impacted the expected future financial performance of this business.

The carrying amounts of goodwill as of December 31, 2017 and December 25, 2016 by reportable segment are as follows (in millions):

	As of December 31, 2017
	PSS	US	KGS	Total
Gross value	$53.9	$111.1	$567.8	$732.8
Less accumulated impairment	18.3	13.8	239.5	271.6
Net	$35.6	$97.3	$328.3	$461.2

	As of December 25, 2016
	PSS	US	KGS	Total
Gross value	$53.9	$111.1	$567.8	$732.8
Less accumulated impairment	18.3	13.8	215.3	247.4
Net	$35.6	$97.3	$352.5	$485.4

(b)	Purchased Intangible Assets

The following table sets forth information for acquired finite-lived and indefinite-lived intangible assets (in millions):

	As of December 31, 2017			As of December 25, 2016
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$53.7	$(50.2)	$3.5	$53.7	$(44.9)	$8.8
Contracts and backlog	30.8	(25.7)	5.1	30.8	(23.7)	7.1
Developed technology and technical know-how	25.0	(18.6)	6.4	25.2	(15.7)	9.5
Trade names	1.4	(1.3)	0.1	1.4	(1.1)	0.3
Total finite-lived intangible assets	110.9	(95.8)	15.1	111.1	(85.4)	25.7
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$117.8	$(95.8)	$22.0	$118.0	$(85.4)	$32.6

The aggregate amortization expense for finite-lived intangible assets was $10.4 million, $10.5 million and $13.0 million, for the years ended December 31, 2017, December 25, 2016, and December 27, 2015, respectively. The Company records all amortization expense in selling, general and administrative expenses.

The estimated future amortization expense of acquired intangible assets with finite lives as of December 31, 2017 is as follows (in millions):

Fiscal Year	Amount
2018	$5.9
2019	5.1
2020	3.0
2021	1.1
Total	$15.1

Note 3.    Balance Sheet Details

The detail of certain assets in the consolidated balance sheets consists of the following (in millions).

Cash and cash equivalents

The Company’s cash equivalents consist of overnight cash sweep accounts that are invested on a daily basis. Cash and cash equivalents at December 31, 2017 and December 25, 2016 were $129.6 million and $69.1 million, respectively and approximated their fair value.

Accounts receivable, net (in millions)

Receivables including amounts due under long-term contracts are summarized as follows:

	December 31, 2017	December 25, 2016
Billed, current	$101.5	$102.8
Unbilled, current	167.5	128.3
Total current accounts receivable	269.0	231.1
Allowance for doubtful accounts	(0.6)	(1.7)
Total accounts receivable, net	$268.4	$229.4

Unbilled receivables represent the balance of recoverable costs and accrued profit, composed principally of revenue recognized on contracts for which billings have not been presented to the customer because the amounts were earned but not contractually billable as of the balance sheet date. Retainages receivable were $6.6 million as of December 31, 2017 and $6.2 million as of December 25, 2016 and are included in accounts receivable net.

Substantially all accounts receivable at December 31, 2017, are expected to be collected in 2018. The Company does not believe it has significant exposure to credit risk, as accounts receivable and the related unbilled amounts are primarily from contracts where the end customer is the U.S. Government.

U.S. Government contract receivables where the Company is the prime contractor included in accounts receivable, net (in millions)

	December 31, 2017	December 25, 2016
Billed	$17.3	$15.6
Unbilled	55.3	39.3
Total U.S. Government contract receivables	$72.6	$54.9

Inventoried costs, net of progress payments (in millions)

	December 31, 2017	December 25, 2016
Raw materials	$35.4	$31.9
Work in process	11.4	22.1
Finished goods	2.3	1.4
Supplies and other	1.9	1.8
Subtotal inventoried costs	51.0	57.2
Less customer advances and progress payments	(0.6)	(1.8)
Total inventoried costs	$50.4	$55.4

Property and equipment, net (in millions)

	December 31, 2017	December 25, 2016
Land and buildings	$12.1	$12.2
Computer equipment and software	30.1	26.9
Machinery and equipment	49.9	47.2
Furniture and office equipment	5.7	5.3
Leasehold improvements	11.2	9.9
Construction in progress	19.8	6.1
Property and equipment	128.8	107.6
Accumulated depreciation and amortization	(67.6)	(57.8)
Total property and equipment, net	$61.2	$49.8

Depreciation expense was $12.1 million, $12.3 million and $12.5 million for the years ended December 31, 2017, December 25, 2016, and December 27, 2015, respectively.

Note 4.    Debt

(a)    Issuance of 6.5% Senior Secured Notes due 2025

In November 2017, the Company issued and sold $300 million aggregate principal amount of 6.5% Senior Secured Notes due 2025 (the “6.5% Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Act”). The Company incurred debt issuance costs of $6.6 million associated with the new 6.5% Notes. The Company utilized the net proceeds from the sale of the 6.5% Notes, as well as cash from its recent equity offering to extinguish the outstanding 7% Notes. The total reacquisition price of the 7% Notes was $385.2 million, including a $12.0 million call premium, and $0.3 million of accrued interest.

The 6.5% Notes are governed by the Indenture, dated as of November 20, 2017 (the “Indenture”), among the Company, the Company’s existing and future domestic subsidiaries parties thereto (the “Subsidiary Guarantors”) and Wilmington Trust, National Association, as trustee and collateral agent (in such capacity, the “2017 Trustee and Collateral Agent”). A Subsidiary Guarantor can be released from its guarantee if (a) all of the capital stock issued by such Subsidiary Guarantor or all or substantially all of the assets of such Subsidiary Guarantor are sold or otherwise disposed of; (b) the Company designates such Subsidiary Guarantor as an Unrestricted Subsidiary; (c) the Company exercises its legal defeasance option or its covenant defeasance option; or (d) upon satisfaction and discharge of the Indenture or payment in full in cash of the principal of, premium, if any, and accrued and unpaid interest on the 6.5% Notes.

The 6.5% Notes bear interest at a rate of 6.5% per year from the date of original issuance or from the most recent payment date on which interest has been paid or provided for. Interest on the 6.5% Notes is payable in arrears on May 30 and November 30 of each year, beginning on May 30, 2018. The 6.5% Notes are fully and unconditionally guaranteed by the Subsidiary Guarantors.

The 6.5% Notes and the guarantees (as set forth in the Indenture, the “Guarantees”) are the Company’s senior secured obligations and are equal in right of payment with all other senior obligations of the Subsidiary Guarantors’ existing and future secured debt to the extent of the assets securing that secured debt. The Company’s obligations under the 6.5% Notes are secured by a first priority lien on substantially all of the Company’s assets and the assets of the Subsidiary Guarantors, except with respect to accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property), on which the holders of the 6.5% Notes have a second priority lien, junior to the lien securing the Company’s obligations under the Credit Agreement.

The 6.5% Notes will be redeemable, in whole or in part, at any time on or after November 30, 2020 at the respective redemption prices specified in the Indenture. In addition, the Company may redeem up to 40% of the 6.5% Notes before November 30, 2020 with the net proceeds of certain equity offerings. The Company may also redeem some or all of the 6.5% Notes before November 30, 2020 at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest, to, but excluding, the redemption date, if any, plus a “make whole” premium. In addition, during each 12-month period commencing on the issue date and ending on or prior to November 30, 2020, the Company may redeem up to 10% of the original aggregate principal amount of the 6.5% Notes issued under the Indenture at a redemption price of 103.000% of the principal amount thereof, plus accrued and unpaid interest, to, but excluding, the date of redemption, if any. The Company may also be required to make an offer to purchase the 6.5% Notes upon a change of control and certain sales of its assets.

The Indenture contains covenants limiting, among other things, the Company’s ability and the Subsidiary Guarantors’ ability to: (a) pay dividends on or make distributions or repurchase or redeem the Company’s capital stock or make other restricted payments; (b) incur additional debt and guarantee debt; (c) prepay, redeem or repurchase certain debt; (d) issue certain preferred stock or similar equity securities; (e) make loans and investments; (f) sell assets; (g) incur liens; (h) consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; (i) enter into transactions with affiliates; and (j) enter into agreements restricting the Company’s ability and certain of its subsidiaries’ ability to pay dividends. These covenants are subject to a number of exceptions. As of December 31, 2017, the Company was in compliance with the covenants contained in the Indenture governing the 6.5% Notes.

The terms of the Indenture require that the net cash proceeds from asset dispositions be either utilized to (i) repay or prepay amounts outstanding under the Credit Agreement unless such amounts are reinvested in similar collateral, (ii) permanently reduce other indebtedness, (iii) make an investment in assets that replace the collateral of the 6.5% Notes or (iii) a combination of (i), (ii) and (iii). To the extent there are any remaining net proceeds from the asset disposition after application of (i), (ii) and (iii), such amounts are required to be utilized to repurchase 6.5% Notes at par.

The Indenture also provides for events of default which, if any of them occurs, would permit or require the principal, premium, if any, interest, if any, and any other monetary obligations on all the then-outstanding 6.5% Notes to become or to be declared due and payable immediately.

(b)	Issuance of 7.00% Senior Secured Notes due 2019

In May 2014, the Company refinanced its $625.0 million 10% Senior Secured Notes due in 2017 (the “10% Notes”) with $625.0 million of newly issued 7.00% Senior Secured Notes due in 2019 (the “7% Notes”). The net proceeds of the 7% Notes was $618.5 million after an original issue discount of $6.5 million. The Company incurred debt issuance costs of $8.8 million associated with the new 7% Notes. The Company utilized the net proceeds from the 7% Notes, a $41.0 million draw on the Credit Agreement discussed below, as well as cash from operations to extinguish the 10% Notes. The total reacquisition price of the 10% Notes was $661.5 million including a $31.2 million early termination fee, the write-off of $15.5 million of unamortized issue costs, $12.9 million of unamortized premium, along with $5.3 million of additional interest while in escrow, which resulted in a loss on extinguishment of $39.1 million. On October 16, 2014, the Company exchanged the outstanding 7% Notes for an equal amount of 7% Notes that had been registered under the Act.

The 7% Notes were governed by an Indenture dated May 14, 2014 (the “Indenture”) among the Company, certain of the Company’s subsidiaries and Wilmington Trust, National Association, as Trustee and Collateral Agent. The Company paid interest on the 7% Notes semi-annually, in arrears, on May 15 and November 15 of each year. The 7% Notes included customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control.

Following the sale of the Herley Entities (as defined below) (see Note 8 - Discontinued Operations), the Company, on August 21, 2015, paid down the $41.0 million outstanding on the $110.0 million Credit Agreement and on September 22, 2015, repurchased $175.0 million of the 7% Notes at par, in accordance with the Indenture. In connection with the $175.0 million repurchase of 7% Notes, the Company wrote off $1.8 million of unamortized issue costs, $1.4 million of unamortized discount, and incurred $0.2 million of legal fees, which resulted in a loss on extinguishment of debt of $3.4 million. The Company reinvested all net proceeds remaining after the repurchase of the $175.0 million of 7% Notes in replacement collateral under the Indenture within the 360 days following the asset disposition in accordance with the terms of the Indenture.

During the year ended December 25, 2016, the Company repurchased and extinguished $14.5 million of the outstanding 7% Notes, which resulted in a gain of $0.4 million offset by $0.1 million of unamortized issuance cost and $0.1 million of unamortized discount resulting in a net gain of $0.2 million.

During the year ended December 31, 2017, the Company redeemed and extinguished the remaining $435.5 million of outstanding 7% Notes as of December 25, 2016, which resulted in a loss of $13.4 million and the realization of $2.3 million of unamortized issuance cost and $1.6 million of unamortized discount resulting in a loss on extinguishment of debt of $17.3 million.

(c)    Other Indebtedness

Credit and Security Agreement

On May 14, 2014, the Company entered into a $110.0 million Credit and Security Agreement, dated May 14, 2014 (as amended from time to time, the “Credit Agreement”), with the lenders from time to time party thereto, SunTrust Bank, as Agent (the “Agent”), PNC Bank, National Association, as Joint Lead Arranger and Documentation Agent, and SunTrust Robinson Humphrey, Inc., as Joint Lead Arranger and Sole Book Runner. The Credit Agreement established a five-year senior secured revolving credit facility in the maximum amount of $110.0 million (subject to a potential increase of the maximum principal amount to $135.0 million, subject to the Agent’s and applicable lenders’ approval as described therein), consisting of a subline for letters of credit in an amount not to exceed $50.0 million, as well as a swingline loan in an aggregate principal amount at any time outstanding not to exceed $10.0 million. The obligations under the Credit Agreement are secured by a first priority lien on the Company’s accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property). The obligations under the Credit Agreement are secured by a second priority lien, junior to the lien securing the Notes, on all of the Company’s other assets.

The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, and investments, and limits on other various payments, as well as a financial covenant relating to a minimum fixed charge coverage ratio. Events of default under the terms of the Credit Agreement include, but are not limited to: failure of the Company to pay any principal of any loans in full when due and payable; failure of the Company to pay any interest on any loan or any fee or other amount payable under the Credit Agreement within three business days after the date when due and payable; failure of the Company or any of its subsidiaries to comply with certain covenants and agreements, subject to applicable grace periods and/or notice requirements; any representation, warranty or statement made in or pursuant to the Credit Agreement or any related writing or any other material information furnished by the Company or any of its subsidiaries to the Agent or the lenders proving to be false or erroneous; and the occurrence of an event or condition having or reasonably likely to have a material adverse effect, which includes a material adverse effect on the business, operations, condition (financial or otherwise) or prospects of the Company or the ability of the Company to repay its obligations. Where an event of default arises from certain bankruptcy events, the commitments will automatically and immediately terminate and the principal of, and interest then outstanding on, all of the loans will become immediately due and payable. Subject to certain notice requirements and other conditions, upon the occurrence of an event of default, including the occurrence of a condition having or reasonably likely to have a material adverse effect, commitments may be terminated and the principal of, and interest then outstanding on, all of the loans may become immediately due and payable. As of December 31, 2017, no event of default had occurred and the Company believes that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Credit Agreement, have not occurred and the likelihood of such events or conditions occurring is remote.

On May 31, 2015, the Company entered into a third amendment (the “Third Amendment”) to the Credit Agreement. Under the terms of the Third Amendment, the definitions of certain terms of the Credit Agreement were modified, the disposition of the Herley Entities was approved by the lenders, a minimum $175.0 million repurchase of the 7% Notes by the Company was required and the payment in full of the outstanding balance of the Credit Agreement was required upon consummation of the sale of the Herley Entities. Additionally, the measurement of the fixed charge coverage ratio of 1.15:1 was modified as follows: (i) the fixed charge coverage ratio will not be measured as of the end of any quarterly reporting period ending after June 30, 2015, if on such date (a) there are no outstanding revolving loans or swingline loans and (b) the aggregate amount outstanding under letters of credit is less than or equal to $17.0 million, and (ii) as to any subsequent quarterly reporting period ending after June 30, 2015, and not covered by (i) above, a fixed charge coverage ratio of at least 1.05:1 must be maintained if the percentage of (a) outstanding revolving loans plus the sum of the outstanding swingline loans and outstanding letters of credit that are in excess of $17.0 million, to (b) the revolving credit commitment, minus the Herley Disposition Proceeds Reinvestment Reserve, as defined below, is greater than 0.00% but less than 15.00% or a fixed charge coverage ratio of at least 1.10:1 must be maintained if the aforementioned percentage is equal to or greater than 15.00% but less than 25.00%. In all other instances, a fixed charge coverage ratio of at least 1.15:1 must be maintained. For purposes of computing the fixed charge coverage ratio, the associated reduction in consolidated interest expense in connection with the repurchase of 7% Notes with proceeds from the sale of the Herley Entities shall be deemed to have occurred on the first day of the most recently completed four quarterly reporting periods prior to the sale.

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

On November 20, 2017, the Company entered into an amended and restated Credit Agreement with the lenders from time to time party thereto, the Agent, PNC Bank, National Association, as Joint Lead Arranger and Documentation Agent, and SunTrust Robinson Humphrey, Inc., as Joint Lead Arranger and Sole Book Runner. As amended and restated, the Credit Agreement establishes a five year senior secured revolving credit facility in the aggregate principal amount of $90.0 million (subject to a potential increase of the aggregate principal amount to $115.0 million, subject to SunTrust’s and applicable lenders’ approval), consisting of a subline for letters of credit in an amount not to exceed $50.0 million, as well as a swingline loan in an aggregate principal amount at any time outstanding not to exceed $10.0 million.

Borrowings under the revolving credit facility may take the form of a base rate revolving loan, Eurodollar revolving loan or swingline loan. Base rate revolving loans and swingline loans will bear interest at a rate per annum equal to the sum of the Applicable Margin (as defined in the Credit Agreement) from time to time in effect plus the highest of (i) the Agent’s prime lending rate, as in effect at such time, (ii) the federal funds rate, as in effect at such time, plus 0.50% per annum and (iii) the Adjusted LIBO Rate (as defined in the Credit Agreement) determined at such time for an interest period of one month, plus 1.00% per annum. Eurodollar revolving loans will bear interest a rate per annum equal to the sum of the Applicable Margin from time to time in effect plus the Adjusted LIBO Rate. The Applicable Margin varies between 1.00%-1.50% for base rate revolving loans and swingline loans and 2.00%-2.50% for Eurodollar loans, and is based on several factors including the Company’s then-existing borrowing base and the lenders’ total commitment amount and revolving credit exposure. The calculation of the Company’s borrowing base takes into account several items relating to the Company and its subsidiaries, including amounts due and owing under billed and unbilled accounts receivables, then held eligible raw materials inventory, work-in-process inventory, and applicable reserves.

The measurement of a minimum fixed charge coverage ratio was modified in the November 2017 amended and restated Credit Agreement to be required to be measured if Excess Availability, as defined in the Credit Agreement, is less than fifty percent of the lesser of the Borrowing Base or the Total Commitment Amount.

As of December 31, 2017, there were no borrowings outstanding on the Credit Agreement; there was $9.5 million outstanding on letters of credit, resulting in net borrowing base availability of $65.8 million. The Company was in compliance with the financial covenants of the Credit Agreement as of December 31, 2017.

Debt Acquired in Acquisition

The Company has a 10-year term loan with a bank in Israel entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of December 31, 2017 and December 25, 2016 was $0.8 million and $1.8 million, respectively. The loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement governing the term loan contains various covenants, including a minimum net equity covenant as defined in the loan agreement. The Company was in compliance with all covenants contained in the loan agreement as of December 31, 2017.

Fair Value of Long-term Debt

Carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at December 31, 2017 and December 25, 2016 are presented in the following table:

	As of December 31, 2017			As of December 25, 2016
$ in millions	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Long-term debt	$300.8	$294.3	$312.7	$437.3	$432.0	$423.6

The fair value of the Company’s long-term debt was based upon actual trading activity (Level 1, Observable inputs —quoted prices in active markets).

As of December 31, 2017, the difference between the carrying amount of $294.3 million and the principal amount of $300.8 million presented in the previous table, is the unamortized debt issuance costs of $6.5 million, which are being accreted to interest expense over the term of the related debt. As of December 25, 2016, the difference between the carrying amount of

$432.0 million and the principal amount of $437.3 million presented in the above table is the net unamortized original issue discount of $2.4 million and the unamortized debt issuance costs of $2.9 million, which are being accreted to interest expense over the term of the related debt.

Future maturities of long-term debt are $0.8 million in 2018, and $300.0 million in 2025.

Note 5.    Lease Commitments

The Company leases certain facilities and equipment under operating leases having terms expiring at various dates through 2033.

Future minimum lease payments under operating leases as of December 31, 2017, which does not include $7.4 million in sublease income on the Company’s operating leases, are as follows (in millions):

Year	Operating Leases
2018	$18.0
2019	19.5
2020	14.3
2021	11.4
2022	9.3
Thereafter	55.3
Total future minimum lease payments	$127.8

Gross rent expense under operating leases for the years ended December 31, 2017, December 25, 2016, and December 27, 2015 was $21.5 million, $21.6 million, and $23.1 million, respectively. Total sublease income for the years ended December 31, 2017, December 25, 2016, and December 27, 2015, totaling $3.4 million, $3.3 million, and $3.3 million, respectively, has been netted against rent expense.

The Company’s accrual for excess facilities was $3.3 million and $4.0 million, as of December 31, 2017 and December 25, 2016, respectively. The accruals are included in other current liabilities and other long-term liabilities on the consolidated balance sheets. The Company estimates that the remaining accrual will be paid through 2020.

The accrual for excess facilities is as follows (in millions):

Excess Facilities
Balance as of December 27, 2015	$5.5
Adjustment of excess facility accrual	—
Cash payments	(1.5)
Balance as of December 25, 2016	4.0
Adjustments of excess facility accruals	—
Cash payments	(0.7)
Balance as of December 31, 2017	$3.3

The lease on certain office facilities includes scheduled base rent increases over the term of the lease. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. In addition to the base rent payment, the Company pays a monthly allocation of the building’s operating expenses. The Company has recorded deferred rent, included in accrued expenses and other long-term liabilities, of $3.3 million, and $3.9 million, at December 31, 2017 and December 25, 2016, respectively, to reflect the excess of rent expense over cash payments since inception of the respective leases.

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

The following shares were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive (in millions):

	December 31, 2017	December 25, 2016	December 27, 2015
Shares from stock options and awards	0.1	1.4	1.9

Note 7.    Income Taxes

In December 2017, the 2017 Tax Act was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The 2017 Tax Act also provides for a one-time transition tax on certain foreign earnings and the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as prospective changes beginning in 2018, including repeal of the domestic manufacturing deduction, acceleration of tax revenue recognition, modification of NOL carryforwards, capitalization of research and development expenditures (starting in 2022), additional limitations on executive compensation deductions and limitations on the deductibility of interest.

On December 22, 2017, the SEC issued SAB 118, which provides companies with additional guidance on how to account for the 2017 Tax Act in its financial statements, allowing companies to use a measurement period. At December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the 2017 Tax Act; however, as described below, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. For these items, the Company recognized provisional amounts in accordance with SAB 118, which are included as a component of income tax expense from continuing operations. The Company expects to finalize these provisional estimates before the end of 2018 after completing its review and analysis, including review and analysis of any interpretations issued during this measurement period.

With the adoption of a minimum tax on foreign earnings, the Company will be subject to tax on global intangible low-taxed income (“GILTI”) in future years. The Company is continuing to evaluate this provision and will not make a policy election on how to account for GILTI (as a period expense or as part of its rate on deferred taxes) until it has the necessary information available, including the interpretations of the new rules, to analyze the impacts and complete its analysis. The Company will make an election before the end of 2018. Because the Company has not made a policy election, no amounts for GILTI are included in its deferred taxes.

Reduction of the U.S. Corporate Income Tax Rate
The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company’s net deferred liability was remeasured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a $6.9 million income tax benefit for the year ended December 31, 2017 and a corresponding $6.9 million decrease in net deferred tax liabilities as of December 31, 2017.

Modification of Net Operating Loss Carryforward Periods
The Company scheduled the expected reversal of deferred tax assets and liabilities and determined that approximately $6.3 million of federal deferred tax assets will likely generate a net operating loss with an indefinite-lived carryforward period. As such, $6.3 million of federal deferred tax assets were recognized without the need for a valuation allowance. These assets were netted with indefinite-lived deferred tax liabilities and resulted in a benefit recorded to income taxes.

Transition Tax on Foreign Earnings
The one-time transition tax on certain foreign earnings resulted in a $6.2 million decrease to deferred tax assets due to the reduction in net operating loss carryforwards. The decrease in deferred tax assets was offset by a corresponding decrease to the valuation allowance. The determination of the transition tax requires further analysis regarding the amount and composition of the Company’s historical foreign earnings, which is expected to be completed before the end of 2018.

Effective January 1, 2018, the 2017 Tax Act requires the acceleration of revenue for tax purposes for certain types of revenue. The new rules require the Company to not defer revenue on unbilled accounts receivable later than when the amounts are recognized as revenue for book purposes. This change impacts several accounting methods previously used by the Company and is expected to result in an acceleration of taxability of such revenue beginning in 2018 as compared with prior U.S. tax laws. Additionally, future interest deductions of the Company will be limited to 30% of tax adjusted EBITDA through 2021.

Although the Company believes the significant impacts from the 2017 Tax Act are those described above, it continues to review and evaluate the other provisions of the 2017 Tax Act. This review could result in changes to the amounts that it has provisionally recorded. The Company expects to complete this review and evaluation before the end of 2018.

The components of income (loss) from continuing operations before income taxes for the years ended December 31, 2017, December 25, 2016, and December 27, 2015 are comprised of the following (in millions):

	2017	2016	2015
Domestic	$(54.2)	$(61.8)	$(54.2)
Foreign	3.4	9.5	9.6
Total	$(50.8)	$(52.3)	$(44.6)

The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2017, December 25, 2016, and December 27, 2015 are comprised of the following (in millions):

	2017	2016	2015
Federal income taxes:
Current	$(0.7)	$(0.5)	$(15.7)
Deferred	(9.0)	4.0	1.4
Total Federal	(9.7)	3.5	(14.3)
State and local income taxes
Current	0.7	2.3	0.8
Deferred	(0.7)	0.7	—
Total State and local	—	3.0	0.8
Foreign income taxes:
Current	2.0	1.5	1.2
Deferred	(0.5)	0.1	0.9
Total Foreign	1.5	1.6	2.1
Total	$(8.2)	$8.1	$(11.4)

A reconciliation of the total income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate of 35% to the loss from continuing operations before income taxes for the years ended December 31, 2017, December 25, 2016, and December 27, 2015 is as follows (in millions):

	2017	2016	2015
Income tax (benefit) at federal statutory rate	$(17.8)	$(18.3)	$(15.6)
State taxes, net of federal tax benefit and valuation allowance	0.7	0.2	(0.2)
Difference in tax rates between U.S. and foreign	—	0.1	(0.7)
Increase (decrease) in valuation allowance	(45.6)	19.1	—
Nondeductible expense	1.1	0.7	0.8
Increase in reserve for uncertain tax positions	1.3	2.2	0.9
Changes to indefinite life items and separate state deferred taxes	(2.2)	4.1	3.4
One-time transition tax on previously undistributed foreign earnings	6.2	—	—
Goodwill impairment	8.1	—	—
Impact related to the 2017 Tax Act	40.0	—	—
Total	$(8.2)	$8.1	$(11.4)

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of December 31, 2017 and December 25, 2016 are as follows (in millions):

	2017	2016
Deferred tax assets:
Allowance for doubtful accounts	$0.2	$0.4
Sundry accruals	1.5	2.2
Vacation accrual	3.2	4.7
Stock-based compensation	3.1	5.2
Payroll related accruals	2.1	2.9
Lease accruals	2.5	4.5
Investments	1.3	2.0
Net operating loss carryforwards	95.7	124.8
Tax credit carryforwards	9.5	9.4
Deferred revenue	1.9	2.5
Reserves and other	6.1	11.9
	127.1	170.5
Valuation allowance	(87.5)	(133.1)
Total deferred tax assets, net of valuation allowance	39.6	37.4
Deferred tax liabilities:
Unearned revenue	(38.8)	(43.0)
Other intangibles	(5.4)	(7.0)
Property and equipment, principally due to differences in depreciation	(0.7)	(2.0)
Other	(1.7)	(2.7)
Total deferred tax liabilities	(46.6)	(54.7)
Net deferred tax liability	$(7.0)	$(17.3)

In assessing the Company’s ability to realize deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As such, management has determined that it is appropriate to maintain a full valuation allowance against the Company’s deferred tax assets, with the exception of an amount equal to its deferred tax liabilities, which can be expected to reverse over a definite life and certain foreign and separate state deferred tax assets. Management will continue to evaluate the necessity to maintain a valuation allowance against the Company’s net deferred tax assets. During fiscal 2017, the Company recorded a net decrease in its federal valuation allowance of $47.8 million.

At December 31, 2017, the Company had federal tax loss carryforwards of $390.7 million and various state tax loss carryforwards of $348.7 million. The federal tax loss carryforwards will begin to expire in 2020 and state tax loss carryforwards will begin to expire in 2018 in certain states.
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
In March 2010, an “ownership change” occurred that will limit the utilization of NOL carryforwards. In July 2011, another “ownership change” occurred. The March 2010 ownership change limitation is more restrictive. In prior years the Company acquired corporations with NOL carryforwards at the date of acquisition (“Acquired NOLs”). The Acquired NOLs are subject to separate limitations that may further restrict the use of Acquired NOLs. As a result, the Company’s federal annual utilization of NOL carryforwards was limited to at least $27.0 million a year for the five years succeeding the March 2010 ownership change and at least $11.6 million for each year thereafter subject to separate limitations for Acquired NOLs. If the entire limitation amount is not utilized in a year, the excess can be carried forward and utilized in future years. For the year ended December 31, 2017, there was no impact of such limitations on the income tax provision since the amount of taxable income did not exceed the annual limitation amount. However, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOLs or other tax attributes may be further limited. As discussed elsewhere, deferred tax assets relating to the NOLs and credit carryforwards are offset by a full valuation allowance. In addition, utilization of state tax loss carryforwards is dependent upon sufficient taxable income apportioned to the states.
The Company has not provided deferred U.S. income taxes or foreign withholding taxes of approximately $7.7 million on temporary differences relating to the outside basis in its investment in foreign subsidiaries, which are essentially permanent in duration. As of December 31, 2017, all accumulated undistributed earnings of our foreign subsidiaries were subject to the one-time transition tax on foreign earnings required by the 2017 Tax Act. It is the Company’s intention to permanently reinvest undistributed earnings of its foreign subsidiaries. As of December 31, 2017, the Company has $10.7 million of cash and cash equivalents available for distribution.

The Company is subject to taxation in the U.S., various state tax jurisdictions and various foreign tax jurisdictions. The Company’s tax years for 2000 and later are subject to examination by the U.S. and state tax authorities due to the existence of NOL carryforwards. Generally, the Company’s tax years for 2002 and later are subject to examination by various foreign tax authorities, as well.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

Balance as of December 28, 2014	$16.4
Increases related to prior periods (acquired entities)	0.4
Increases related to current year tax positions	0.9
Decreases related to disposition	(0.5)
Balance as of December 27, 2015	17.2
Increases related to prior periods (acquired entities)	1.4
Increases related to current year tax positions	0.2
Expiration of applicable statutes of limitations	(0.2)
Balance as of December 25, 2016	18.6
Increases related to prior periods	0.4
Increases related to current year tax positions	1.1
Expiration of applicable statutes of limitations	(0.6)
Decrease in federal tax rate	(3.9)
Balance as of December 31, 2017	$15.6

Included in the balance of unrecognized tax benefits at December 31, 2017, are $15.6 million of tax benefits that, if recognized, would affect the effective tax rate. Included in this amount is $11.0 million that would become a deferred tax asset if the tax benefit were recognized. As such, this benefit may be impacted by a corresponding valuation allowance depending upon the Company’s consolidated financial position at the time the benefits are recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the years ended December 31, 2017, December 25, 2016 and December 27, 2015, the Company recorded $0.5 million, $0.9 million, and $0.2 million, respectively, in interest or penalties. These amounts are netted by a benefit for interest and penalties related to the reversal of prior positions as noted above of $0.2 million, $0.0 million, and $0.1 million for the years ended December 31, 2017, December 25, 2016, and December 27, 2015, respectively. As of December 31, 2017, December 25, 2016, and December 27, 2015, the Company had recorded total interest and penalties of $2.2 million, $1.9 million and $1.0 million, respectively.

The Company believes that it is reasonably possible that as much as $0.4 million of the liabilities for uncertain tax positions will expire within 12 months of December 31, 2017 due to the expiration of various applicable statues of limitations.

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

Immediately prior to the closing of the Transaction, the outstanding shares of the capital stock of (i) General Microwave Corporation, a New York corporation, and its direct and indirect wholly owned subsidiaries General Microwave Israel Corporation, a Delaware corporation, General Microwave Israel (1987) Ltd., an Israeli company, and Herley GMI Eyal Ltd., an Israeli company, (ii) MSI Acquisition Corp., a Delaware corporation and its wholly owned subsidiary Micro Systems, Inc., a Florida corporation, and (iii) Herley-RSS, Inc., a Delaware corporation, were distributed as a dividend by Herley to the Company and continued their current operations as wholly owned subsidiaries of the Company.

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

The following table presents the results of discontinued operations (in millions):

	Year ended December 31, 2017	Year ended December 25, 2016	Year ended December 27, 2015
Revenue	$—	$—	$59.7
Cost of sales	—	—	40.6
Selling, general and administrative expenses	—	0.1	15.2
Interest expense, net	—	—	9.1
Other net income (expense) items that are not major	—	—	0.1
Loss from discontinued operations before income taxes	—	(0.1)	(5.3)
Gain on disposal of discontinued operations before income taxes	—	—	80.8
Total gain (loss) of discontinued operations before income taxes	—	(0.1)	75.5
Income tax expense	0.1	—	22.5
Income (loss) from discontinued operations	$(0.1)	$(0.1)	$53.0

The results for the year ended December 27, 2015 are through the date of disposal of August 21, 2015.

There was $4.2 million of depreciation and amortization expense included in selling, general and administrative expenses for the year ended December 27, 2015.

Interest expense is included based on an allocation consistent with the redemption of $175.0 million of the Notes and the repayment of $41.0 million in outstanding borrowings on the Credit Agreement that was repaid upon the completion of the sale of the Herley Entities in accordance with the terms and conditions of the Indenture and the Credit Agreement. Refer to Note 4 for further discussion.

Intra-period tax allocation rules require the Company to allocate its provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as discontinued operations, the Company must allocate the tax provision to the other categories of earnings. A related tax benefit is then recorded in continuing operations. Due to the intra-period allocation rules, the Company recorded income tax expense of $0.1 million and $22.5 million in discontinued operations for the years ended December 31, 2017, and December 27, 2015, respectively. There was no income tax recorded in discontinued operations for the year ended December 25, 2016.

The following is a summary of the assets and liabilities of discontinued operations as of December 31, 2017 and December 25, 2016 (in millions):

	December 31, 2017	December 25, 2016
Accrued compensation	$—	$0.6
Other current liabilities	1.1	1.0
Current liabilities of discontinued operations	$1.1	$1.6
Other long-term liabilities of discontinued operations	$3.8	$3.7

Note 9.     Fair Value Measurement

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
On March 7, 2017 and September 12, 2017, the Company sold approximately 11.9 million and 16.1 million, respectively, shares of common stock at a purchase price of $7.25 and $12.25, respectively, per share in underwritten public offerings. The Company received gross proceeds of approximately $283.5 million. After deducting underwriting fees and other offering expenses, the Company received approximately $269.1 million in net proceeds. The Company used the net proceeds to repurchase and extinguish $135.5 million of its outstanding 7% Notes.

The remainder of the funds will be used for general corporate purposes, including funding expected growth and strategic investments in the Company’s high performance unmanned aerial vehicle business area and other new programs under contract.

(b)    Stock Option Plans and Restricted Stock Unit Plans

In March 2014 the Company’s board of directors (the “Board”) approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan is the successor to the Kratos Defense & Security Solutions, Inc. 2011 Equity Incentive Plan, the Kratos Defense & Security Solutions, Inc. Amended and Restated 2005 Equity Incentive Plan, the Kratos Defense & Security Solutions, Inc. 2000 Nonstatutory Stock Option Plan, the Kratos Defense & Security Solutions, Inc. 1999 Equity Incentive Plan, the Amended and Restated Integral Systems, Inc. 2008 Stock Incentive Plan, the Amended and Restated Herley Industries, Inc. 2010 Stock Plan, the Herley Industries, Inc. 2003 Stock Option Plan, the Henry Bros. Electronics, Inc. 2007 Stock Option Plan, the Henry Bros. Electronics, Inc. 2006 Stock Option Plan, the Amended and Restated 2005 Digital Fusion, Inc. Equity Incentive Plan, the 2000 Digital Fusion, Inc. Stock Option Plan, the 1999 Digital Fusion, Inc. Stock Option Plan, and the 1998 Digital Fusion, Inc. Stock Option Plan (collectively, the “Prior Plans”).

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

As of March 27, 2014, there were 2,306,256 shares remaining available for issuance under the Prior Plans. The total number of awards outstanding under all of the Prior Plans and outside of any Prior Plan was 5,511,322 as of March 27, 2014. The 2014 Plan decreased the number of shares remaining available for issuance under its equity compensation plans from 2,306,256 to 1,550,000, although, per the 2014 Plan, up to 5,511,322 shares subject to outstanding awards under the Prior Plans and non-plan grants could potentially become Returning Shares available for issuance under the 2014 Plan. In May 2017, the Company’s shareholders approved an amendment to the 2014 Plan to increase the aggregate number of shares that may be issued under the plan by 2,500,000 shares.

The Board may grant equity-based awards to selected employees, directors and consultants of the Company pursuant to its 2014 Plan. As of December 31, 2017, there were 3,954,912 shares reserved for issuance for future grant under the 2014 Plan. The Board may amend or terminate the 2014 Plan at any time. Certain amendments, including an increase in the share reserve, require stockholder approval. Generally, options and restricted stock units outstanding vest over periods not exceeding ten years. When the Company grants stock options, they are granted with a per share exercise price not less than the fair market value of the Company’s common stock on the date of grant, and generally would be exercisable for up to ten years from the grant date.

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

	2017	2016	2015
Stock Options
Expected life	10.0	10.0	10.0
Risk-free interest rate(1)	2.2% - 2.5%	1.8% - 2.4%	2.1% - 2.3%
Volatility(2)	53.8% - 55.0%	55.2% - 55.8%	54.4% - 54.7%
Forfeiture rate(3)	5.0%	5.0%	5.0%
Dividend yield(4)	—%	—%	—%

(1) The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant with a term equal to the expected term of the options.
(2) In 2017, 2016, and 2015, the Company estimated implied volatility based upon trailing volatility.
(3) Forfeitures are estimated at the time of grant based upon historical information. Forfeitures will be revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.
(4) The Company has no history or expectation of paying dividends on its common stock.

A summary of the status of the Company’s stock option plan as of December 31, 2017, and changes in options outstanding under the plan for the year ended December 31, 2017, is as follows:

	Number of Shares Under Option	Weighted-Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(000’s)			(000’s)
Options outstanding at December 25, 2016	963	$8.05	5.2	$1,924.1
Granted	7	$9.78
Exercised	(49)	$8.85
Forfeited or expired	(22)	$16.40
Options outstanding at December 31, 2017	899	$7.82	4.4	4,224.8
Options exercisable at December 31, 2017	322	$12.91	3.4	$965.6

As of December 31, 2017, there was $0.1 million of total unrecognized stock-based compensation expense related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of .5 years. Upon exercise of an option, the Company issues new shares of common stock.

During the years ended December 31, 2017, December 25, 2016, and December 27, 2015 the following values relate to the grants and exercises under the Company’s option plans:

	2017	2016	2015
Weighted average grant date fair value of options granted	$6.39	$3.36	$3.31
Total intrinsic value of options exercised (in thousands)	$67.1	$—	$—

The following table summarizes the Company’s Restricted Stock Unit activity:

	Restricted Stock Units (000’s)	Weighted-Average Grant Date Fair Value
Nonvested balance at December 25, 2016	2,246	$6.81
Grants	1,180	$7.45
Vested	(841)	$7.48
Forfeitures	(20)	$7.28
Vested but not released	(307)	$7.24
Nonvested balance at December 31, 2017	2,258	$6.83

As of December 31, 2017, there was $7.2 million of total unrecognized stock-based compensation expense related to nonvested restricted stock units which is expected to be recognized over a remaining weighted-average vesting period of 3.1 years. The fair value of restricted stock unit awards that vested in 2017, 2016, and 2015 was $6.3 million, $4.7 million, and $3.6 million, respectively.

(c)	Amended and Restated Employee Stock Purchase Plan

In August 1999, the Board approved the 1999 Employee Stock Purchase Plan (as amended from time to time, the “Purchase Plan”). A total of 5,200,000 shares of common stock had been previously approved for reservation of the Company’s common stock for purchase by employees under the Purchase Plan. In May 2017, the Company’s shareholders approved an amendment to the Purchase Plan to increase the maximum number of shares of common stock that may be issued under the Purchase Plan by 3,000,000 shares. The Purchase Plan qualifies as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Service Code. Unless otherwise determined by the Compensation Committee of the Board, all employees are eligible to participate in the Purchase Plan, so long as they are employed by the Company (or a subsidiary designated by the Board) for at least 20 hours per week and were customarily employed by the Company (or a subsidiary designated by the Board) for at least 5 months per calendar year.

Employees who actively participate in the Purchase Plan are eligible to have up to 15% of their earnings for each purchase period withheld pursuant to the Purchase Plan. The amount that is withheld is used at various purchase dates within the offering period to purchase shares of common stock. The price paid for common stock at each such purchase date is equal to the lower of 85% of the fair market value of the common stock at the commencement date of that offering period or 85% of the fair market value of the common stock on the relevant purchase date. Employees are also able to end their participation in the offering at any time during the offering period, and participation ends automatically upon termination of employment. From the Purchase Plan’s inception through December 31, 2017, the cumulative number of shares of common stock that have been issued under the Purchase Plan is 5.0 million and approximately 3.2 million shares are available for future issuance. During fiscal 2017, approximately 870,000 shares were issued under the plan at an average price of $5.65.

The fair value of Kratos’ Purchase Plan shares for 2017 was estimated using the Black-Scholes option pricing model. The assumptions and resulting fair values of options granted for 2017, 2016 and 2015 were as follows:

	Offering Periods January 1 to December 31 2017	Offering Periods January 1 to December 31, 2016	Offering Periods January 1 to December 31, 2015
Expected term (in years)(1)	0.5	0.5	0.5
Risk-free interest rate(2)	.62% - 1.14%	0.36% - 0.49%	0.11% - 0.12%
Expected volatility(3)	44.38% - 53.70%	53.00% - 55.55%	39.63% - 40.91%
Expected dividend yield(4)	—%	—%	—%
Weighted average grant-date fair value per share	$2.51	$1.23	$1.43

(1)	The expected term is equivalent to the offering period.

(2)	The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant with a term equal to the expected term.
(3)    The Company estimated implied volatility based upon trailing volatility.
(4)    The Company has no history or expectation of paying dividends on its common stock.

As of December 31, 2017, there was no material unrecognized compensation expense related to the Purchase Plan.

Note 11.    Retirement Plans

The Company provides eligible employees the opportunity to participate in defined-contribution savings plans (commonly known as 401(k) plans), which permit contributions on a before-tax basis. Generally, salaried employees and certain hourly employees are eligible to participate in the plans. Under most plans, the employee may contribute to various investment alternatives. In certain plans, the Company matches a portion of the employees’ contributions. The Company’s matching contributions to these defined-contribution savings plans totaled $4.7 million in 2017, $4.3 million in 2016, and $4.9 million in 2015.

Note 12.    Significant Customers

Revenue from the U.S. Government (which includes Foreign Military Sales) includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $452.8 million, $398.3 million, and $402.9 million or 60%, 60%, and 61%, of total revenue for the years ended December 31, 2017, December 25, 2016, and December 27, 2015, respectively.

Note 13.    Segment Information

The Company operates in three reportable segments. The KGS reportable segment is comprised of an aggregation of KGS operating segments, including defense and rocket support services, microwave electronic products and satellite communications, technical and training solutions, and modular systems operating segments. The US reportable segment consists of the Company’s unmanned aerial, unmanned ground, unmanned seaborne and command, control and communications system business. The KGS and US segments provide products, solutions and services for mission critical national security programs. KGS and US customers primarily include national security related agencies, the DoD, intelligence agencies and classified agencies, and to a lesser degree, international government agencies and domestic and international commercial customers. The PSS segment designs, engineers, deploys, operates, integrates into command and control infrastructure, maintains and operates security and surveillance solutions for homeland security, public safety, critical infrastructure, government and commercial customers. PSS customers include those in the critical infrastructure, power generation, power transport, nuclear energy, financial, IT, healthcare, education, transportation and petro-chemical industries, as well as certain government and military customers.

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

As discussed in “Discontinued Operations” in Note 8 of these notes to consolidated financial statements, the Company began reporting the Herley Entities as discontinued operations effective in the second quarter of fiscal 2015. Prior to the decision to sell the Herley Entities, the Company reported their financial results in the KGS reportable segment. Accordingly, segment results have been recast for 2015 to reflect the disposition of the Herley Entities as discontinued operations.

As certain overhead type costs previously allocated to the Herley Entities were not allocable to discontinued operations, prior period corporate costs have been reallocated amongst the continuing reportable segments.

Revenues, operating income (loss) and assets disclosed below provided by the Company’s reportable segments for the years ended December 31, 2017, December 25, 2016, and December 27, 2015, are as follows (in millions):

	2017	2016	2015
Revenues:
Kratos Government Solutions
Service revenues	$196.5	$221.0	$209.5
Product sales	283.8	244.8	236.6
Total Kratos Government Solutions	480.3	465.8	446.1
Public Safety & Security
Service revenues	149.9	127.1	144.7
Product sales	—	—	—
Total Public Safety & Security	149.9	127.1	144.7
Unmanned Systems
Service revenues	—	—	—
Product sales	121.7	75.8	66.3
Total Unmanned Systems	121.7	75.8	66.3
Total revenues	$751.9	$668.7	$657.1
Depreciation and amortization:
Kratos Government Solutions	$14.3	$14.9	$18.2
Public Safety & Security	0.4	0.5	0.6
Unmanned Systems	7.8	7.4	6.7
Total depreciation and amortization	$22.5	$22.8	$25.5
Operating income (loss) from continuing operations:
Kratos Government Solutions	$1.7	$17.3	$16.1
Public Safety & Security	3.8	(3.0)	2.6
Unmanned Systems	(3.0)	(27.7)	(16.2)
Corporate activities	(8.3)	(5.2)	(7.0)
Total operating loss from continuing operations	$(5.8)	$(18.6)	$(4.5)

Revenues from foreign customers were approximately $84.7 million or 11%, $80.1 million or 12% and $73.2 million or 11% of total revenue for the years ended December 31, 2017, December 25, 2016, and December 27, 2015, respectively.

Included in the 2016 operating losses for the US reportable segment is an $18.7 million loss accrual recorded on the Air Force Research Laboratory (“AFRL”) Low-Cost Attritable Strike UAS Demonstration (“LCASD”) cost share contract awarded in July 2016. Included in the 2015 operating losses for the US reportable segment are increased costs of $5.7 million, primarily related to certain retrofits necessary to address product design changes as well as due to a contract conversion adjustment on certain of the Company’s aerial platforms.

Included in the 2016 operating losses for the PSS reportable segment is a $1.9 million charge related to the settlement of a contract dispute and $4.1 million in unexpected cost growth on several large long-term security integration projects which are nearing completion.

Included in the 2017 operating loss for the KGS reportable segment is a $24.2 million impairment of the carrying value of the goodwill of the DRSS business within the KGS segment.

Included in the 2016 operating income for the KGS reportable segment is a $9.2 million charge that was recorded in the Company’s modular systems business as a result of the closure of one of its manufacturing facilities, and the exit from certain lower margin product business lines.

Reportable segment assets are as follows (in millions):

	December 31, 2017	December 25, 2016	December 27, 2015
Assets:
Kratos Government Solutions	$597.9	$609.8	$606.8
Unmanned Systems	201.9	172.1	162.0
Public Safety & Security	97.4	92.0	96.8
Corporate activities	126.8	74.7	37.7
Total assets	$1,024.0	$948.6	$903.3

Assets of foreign subsidiaries in the KGS segment were $116.7 million, $113.7 million and $106.2 million as of December 31, 2017, December 25, 2016 and December 27, 2015, respectively.

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

Other Litigation Matters

The Company is subject to normal and routine litigation arising from the ordinary course and conduct of business, and, at times, as a result of acquisitions and dispositions. Such disputes include, for example, commercial, employment, intellectual property, environmental and securities matters. The aggregate amounts accrued related to these matters are not material to the total liabilities of the Company. The Company intends to defend itself in any such matters and does not currently believe that the outcome of any such matters will have a material adverse impact on its financial condition, results of operations or cash flows.

Note 15.     Quarterly Financial Data (Unaudited)

The following financial information reflects all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 31, 2017 and December 25, 2016, is as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2017
Revenues	$167.8	$185.7	$196.2	$202.2
Gross profit	45.1	47.4	48.1	56.7
Operating income (loss) from continuing operations	1.7	2.6	3.1	(13.2)
Provision (benefit) for income taxes	1.5	1.8	0.2	(11.7)
Loss from continuing operations	(9.9)	(6.2)	(4.2)	(22.3)
Income (loss) from discontinued operations	(0.1)	—	(0.1)	0.1
Net loss	$(10.0)	$(6.2)	$(4.3)	$(22.2)
Basic loss per common share:
Loss from continuing operations	$(0.13)	$(0.07)	$(0.05)	$(0.21)
Income (loss) from discontinued operations	$—	$—	$—	$—
Net loss per common share	$(0.13)	$(0.07)	$(0.05)	$(0.21)
Diluted loss per common share:
Loss from continuing operations	$(0.13)	$(0.07)	$(0.05)	$(0.21)
Income (loss) from discontinued operations	$—	$—	$—	$—
Net loss per common share	$(0.13)	$(0.07)	$(0.05)	$(0.21)

In the fourth quarter of 2017, the Company recorded an impairment of $24.2 million of the carrying value of the goodwill related to its DRSS reporting unit within its KGS reportable segment. The Company also recorded a $15.2 million loss on extinguishment of debt in the fourth quarter of 2017 related to the redemption and extinguishment of the Company’s 7% Notes.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2016
Revenues	$153.0	$168.2	$165.4	$182.1
Gross profit	35.9	45.2	25.9	46.6
Operating income (loss) from continuing operations	(10.2)	—	(13.0)	4.6
Provision for income taxes	3.6	1.8	1.9	0.8
Loss from continuing operations	(22.2)	(10.3)	(23.5)	(4.4)
Income (loss) from discontinued operations	—	(0.1)	(0.1)	0.1
Net loss	$(22.2)	$(10.4)	$(23.6)	$(4.3)
Basic loss per common share:
Loss from continuing operations	$(0.37)	$(0.17)	$(0.39)	$(0.07)
Income (loss) from discontinued operations	$—	$—	$—	$—
Net loss per common share	$(0.37)	$(0.17)	$(0.39)	$(0.07)
Diluted loss per common share:
Loss from continuing operations	$(0.37)	$(0.17)	$(0.39)	$(0.07)
Income (loss) from discontinued operations	$—	$—	$—	$—
Net loss per common share	$(0.37)	$(0.17)	$(0.39)	$(0.07)

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

Note 16.     Condensed Consolidating Financial Statements

The Company has $300.0 million in outstanding 6.5% Notes (see Note 4). The 6.5% Notes are guaranteed by the Subsidiary Guarantors and are collateralized by the assets of certain of the Company’s 100% owned subsidiaries. The 6.5% Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and the Company. There are no contractual restrictions limiting cash transfers from guarantor subsidiaries by dividends, loans or advances to the Company. The 6.5% Notes are not guaranteed by the Company’s foreign subsidiaries (the “Non-Guarantor Subsidiaries”).

The following tables present condensed consolidating financial statements for the parent company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, respectively, for 2017, 2016, and 2015. The consolidating financial information below follows the same accounting policies as described in the consolidated financial statements, except for the use of the equity method of accounting to reflect ownership interests in wholly-owned subsidiaries, which are eliminated upon consolidation.

Condensed Consolidating Balance Sheet December 31, 2017 (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$121.1	$(2.2)	$10.7	$—	$129.6
Accounts receivable, net	—	239.9	28.5	—	268.4
Amounts due from affiliated companies	238.1	—	—	(238.1)	—
Inventoried costs	—	32.2	18.2	—	50.4
Other current assets	3.9	15.6	3.4	—	22.9
Total current assets	363.1	285.5	60.8	(238.1)	471.3
Property, plant and equipment, net	1.9	52.5	6.8	—	61.2
Goodwill	—	418.3	42.9	—	461.2
Intangible assets, net	—	15.8	6.2	—	22.0
Investment in subsidiaries	471.1	70.0	—	(541.1)	—
Other assets	0.8	7.5	—	—	8.3
Total assets	$836.9	$849.6	$116.7	$(779.2)	$1,024.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2.3	$42.0	$4.5	$—	$48.8
Accrued expenses	5.7	38.3	3.3	—	47.3
Accrued compensation	5.6	25.3	3.9	—	34.8
Billings in excess of costs and earnings on uncompleted contracts	—	42.6	4.6	—	47.2
Amounts due to affiliated companies	—	206.4	31.7	(238.1)	—
Other current liabilities	1.4	4.6	3.7	—	9.7
Current liabilities of discontinued operations	1.0	—	0.1	—	1.1
Total current liabilities	16.0	359.2	51.8	(238.1)	188.9
Long-term debt, net of current portion	293.5	—	—	—	293.5
Other long-term liabilities	12.1	7.3	6.9	—	26.3
Non-current liabilities of discontinued operations	3.8	—	—	—	3.8
Total liabilities	325.4	366.5	58.7	(238.1)	512.5
Total stockholders’ equity	511.5	483.1	58.0	(541.1)	511.5
Total liabilities and stockholders’ equity	$836.9	$849.6	$116.7	$(779.2)	$1,024.0

Condensed Consolidating Balance Sheet December 25, 2016 (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$67.2	$(3.3)	$5.2	$—	$69.1
Accounts receivable, net	—	197.9	31.5	—	229.4
Amounts due from affiliated companies	204.6	—	—	(204.6)	—
Inventoried costs	—	37.2	18.2	—	55.4
Other current assets	6.3	11.6	1.3	—	19.2
Total current assets	278.1	243.4	56.2	(204.6)	373.1
Property, plant and equipment, net	1.6	41.7	6.5	—	49.8
Goodwill	—	442.5	42.9	—	485.4
Intangible assets, net	—	24.5	8.1	—	32.6
Investment in subsidiaries	458.0	67.5	—	(525.5)	—
Other assets	0.4	7.3	—	—	7.7
Total assets	$738.1	$826.9	$113.7	$(730.1)	$948.6
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4.5	$43.7	$4.5	$—	$52.7
Accrued expenses	5.6	44.5	3.5	—	53.6
Accrued compensation	4.0	31.2	3.9	—	39.1
Billings in excess of costs and earnings on uncompleted contracts	—	38.9	2.9	—	41.8
Amounts due to affiliated companies	—	174.6	30.0	(204.6)	—
Other current liabilities	1.4	4.1	2.2	—	7.7
Current liabilities of discontinued operations	1.5	—	0.1	—	1.6
Total current liabilities	17.0	337.0	47.1	(204.6)	196.5
Long-term debt, net of current portion	430.2	—	0.8	—	431.0
Other long-term liabilities	10.8	19.9	10.3	—	41.0
Non-current liabilities of discontinued operations	3.7	—	—	—	3.7
Total liabilities	461.7	356.9	58.2	(204.6)	672.2
Total stockholders’ equity	276.4	470.0	55.5	(525.5)	276.4
Total liabilities and stockholders’ equity	$738.1	$826.9	$113.7	$(730.1)	$948.6

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Year Ended December 31, 2017 (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$334.3	$12.1	$—	$346.4
Product sales	—	360.2	60.0	(14.7)	405.5
Total revenues	—	694.5	72.1	(14.7)	751.9
Cost of service revenues	—	238.6	8.9	—	247.5
Cost of product sales	—	274.4	47.4	(14.7)	307.1
Total costs	—	513.0	56.3	(14.7)	554.6
Gross profit	—	181.5	15.8	—	197.3
Selling, general and administrative expenses	9.1	163.6	12.6	—	185.3
Research and development expenses	—	16.6	1.2	—	17.8
Operating income (loss) from continuing operations	(9.1)	1.3	2.0	—	(5.8)
Other income (expense):
Interest income (expense), net	(28.9)	0.2	0.1	—	(28.6)
Loss on extinguishment of debt	(17.3)	—	—	—	(17.3)
Other income (expense), net	—	0.2	0.7	—	0.9
Total other income (expense), net	(46.2)	0.4	0.8	—	(45.0)
Income (loss) from continuing operations before income taxes	(55.3)	1.7	2.8	—	(50.8)
Provision (benefit) for income taxes from continuing operations	0.4	(8.9)	0.3	—	(8.2)
Income (loss) from continuing operations	(55.7)	10.6	2.5	—	(42.6)
Loss from discontinued operations	(0.1)	—	—	—	(0.1)
Equity in net income (loss) of subsidiaries	13.1	2.5	—	(15.6)	—
Net income (loss)	$(42.7)	$13.1	$2.5	$(15.6)	$(42.7)
Comprehensive income (loss)	$(42.4)	$13.1	$2.8	$(15.9)	$(42.4)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Year Ended December 25, 2016 (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$330.9	$17.2	$—	$348.1
Product sales	—	273.8	54.6	(7.8)	320.6
Total revenues	—	604.7	71.8	(7.8)	668.7
Cost of service revenues	—	244.0	11.8	—	255.8
Cost of product sales	—	225.0	42.1	(7.8)	259.3
Total costs	—	469.0	53.9	(7.8)	515.1
Gross profit	—	135.7	17.9	—	153.6
Selling, general and administrative expenses	6.3	142.3	9.7	—	158.3
Research and development expenses	—	13.5	0.4	—	13.9
Operating income (loss) from continuing operations	(6.3)	(20.1)	7.8	—	(18.6)
Other income (expense):
Interest expense, net	(34.6)	(0.1)	—	—	(34.7)
Gain on extinguishment of debt	0.2	—	—	—	0.2
Other income (expense), net	—	0.2	0.6	—	0.8
Total other income (expense), net	(34.4)	0.1	0.6	—	(33.7)
Income (loss) from continuing operations before income taxes	(40.7)	(20.0)	8.4	—	(52.3)
Provision (benefit) for income taxes from continuing operations	(0.1)	7.0	1.2	—	8.1
Income (loss) from continuing operations	(40.6)	(27.0)	7.2	—	(60.4)
Loss from discontinued operations	(0.1)	—	—	—	(0.1)
Equity in net income (loss) of subsidiaries	(19.8)	7.2	—	12.6	—
Net income (loss)	$(60.5)	$(19.8)	$7.2	$12.6	$(60.5)
Comprehensive income (loss)	$(60.8)	$(19.8)	$6.9	$12.9	$(60.8)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Year Ended December 27, 2015 (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$339.0	$15.2	$—	$354.2
Product sales	—	262.3	56.3	(15.7)	302.9
Total revenues	—	601.3	71.5	(15.7)	657.1
Cost of service revenues	—	255.5	11.0	—	266.5
Cost of product sales	—	203.1	41.4	(15.7)	228.8
Total costs	—	458.6	52.4	(15.7)	495.3
Gross profit	—	142.7	19.1	—	161.8
Selling, general and administrative expenses	10.1	130.8	9.2	—	150.1
Research and development expenses	—	15.7	0.5	—	16.2
Operating income (loss) from continuing operations	(10.1)	(3.8)	9.4	—	(4.5)
Other income (expense):			.
Interest expense, net	(35.8)	(0.1)	(0.1)	—	(36.0)
Loss on extinguishment of debt	(3.4)	—	—	—	(3.4)
Other income (expense), net	—	(3.3)	2.6	—	(0.7)
Total other income (expense), net	(39.2)	(3.4)	2.5	—	(40.1)
Income (loss) from continuing operations before income taxes	(49.3)	(7.2)	11.9	—	(44.6)
Provision (benefit) for income taxes from continuing operations	(17.8)	4.4	2.0	—	(11.4)
Income (loss) from continuing operations	(31.5)	(11.6)	9.9	—	(33.2)
Income (loss) from discontinued operations	71.8	(21.1)	2.3	—	53.0
Equity in net income (loss) of subsidiaries	(20.5)	12.2	—	8.3	—
Net income (loss)	$19.8	$(20.5)	$12.2	$8.3	$19.8
Comprehensive income (loss)	$20.1	$(20.5)	$12.3	$8.2	$20.1

Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2017 (in million)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(25.9)	$(8.8)	$7.7	$—	$(27.0)
Investing activities:
Investment in affiliated companies	(33.2)	—	—	33.2	—
Capital expenditures	(0.8)	(23.9)	(1.8)	—	(26.5)
Proceeds from sale of assets	—	0.7	—	—	0.7
Net cash provided by (used in) investing activities from continuing operations	(34.0)	(23.2)	(1.8)	33.2	(25.8)
Financing activities:
Proceeds from the issuance of long-term debt	300.0	—	—	—	300.0
Extinguishment of long-term debt	(448.8)	—	—	—	(448.8)
Repayments under credit facility	—	—	(1.0)	—	(1.0)
Debt issuance costs	(6.6)	—	—	—	(6.6)
Proceeds from the issuance of common stock	269.1	—	—	—	269.1
Proceeds from exercise of restricted stock units, employee stock options, employee stock purchase plan, and other	0.7	—	—	—	0.7
Financings from affiliated companies	—	33.2	—	(33.2)	—
Net cash provided by (used in) financing activities from continuing operations	114.4	33.2	(1.0)	(33.2)	113.4
Net cash flows of continuing operations	54.5	1.2	4.9	—	60.6
Net investing cash flows from discontinued operations	(0.6)	—	—	—	(0.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.5	—	0.5
Net increase in cash and cash equivalents	$53.9	$1.2	$5.4	$—	$60.5

Condensed Consolidating Statement of Cash Flows Year Ended December 25, 2016 (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(26.3)	$16.6	$(2.7)	$—	$(12.4)
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(5.1)	—	—	(5.1)
Change in restricted cash	—	0.3	—	—	0.3
Investment in affiliated companies	—	(3.0)	—	3.0	—
Capital expenditures	(0.5)	(7.1)	(1.6)	—	(9.2)
Proceeds from the sale of assets	—	0.1	—	—	0.1
Net cash provided by (used in) investing activities from continuing operations	(0.5)	(14.8)	(1.6)	3.0	(13.9)
Financing activities:
Extinguishment of long-term debt	(14.1)	—	—	—	(14.1)
Repayments under credit facility	—	—	(1.0)	—	(1.0)
Proceeds from the issuance of common stock	76.2	—	—	—	76.2
Proceeds from exercise of restricted stock units, employee stock options, and employee stock purchase plan	2.0	—	—	—	2.0
Financings from affiliated companies	3.0	—	—	(3.0)	—
Net cash provided by (used in) financing activities from continuing operations	67.1	—	(1.0)	(3.0)	63.1
Net cash flows of continuing operations	40.3	1.8	(5.3)	—	36.8
Net operating cash flows from discontinued operations	0.4	(0.3)	—	—	0.1
Net investing cash flows from discontinued operations	4.0	—	—	—	4.0
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.3)	—	(0.3)
Net increase (decrease) in cash and cash equivalents	$44.7	$1.5	$(5.6)	$—	$40.6

Condensed Consolidating Statement of Cash Flows Year Ended December 27, 2015 (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(2.0)	$(30.8)	$3.1	$—	$(29.7)
Investing activities:
Change in restricted cash	—	4.7	—	—	4.7
Investment in affiliated companies	(33.8)	—	—	33.8	—
Capital expenditures	(1.0)	(9.5)	(0.8)	—	(11.3)
Proceeds from the sale of assets	—	0.9	—	—	0.9
Net cash provided by (used in) investing activities from continuing operations	(34.8)	(3.9)	(0.8)	33.8	(5.7)
Financing activities:
Extinguishment of long-term debt	(175.0)	—	—	—	(175.0)
Repayments under credit facility	(41.0)	—	(1.0)	—	(42.0)
Proceeds from exercise of restricted stock units, employee stock options, and employee stock purchase plan	3.4	—	—	—	3.4
Financing from affiliated companies	—	33.8	—	(33.8)	—
Other, net	—	(1.1)	—	—	(1.1)
Net cash provided by (used in) financing activities from continuing operations	(212.6)	32.7	(1.0)	(33.8)	(214.7)
Net cash flows of continuing operations	(249.4)	(2.0)	1.3	—	(250.1)
Net operating cash flows from discontinued operations	—	3.1	(0.3)	—	2.8
Net investing cash flows from discontinued operations	243.2	(0.4)	(0.3)	—	242.5
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.2)	—	(0.2)
Net increase (decrease) in cash and cash equivalents	$(6.2)	$0.7	$0.5	$—	$(5.0)

Note 17.     Subsequent Event

The Company announced on February 28, 2018 that it has signed a definitive agreement to divest its PSS business for approximately $69 million in cash, subject to a net working capital target at closing, with the estimated net cash proceeds expected to be received by Kratos of approximately $70 million including a negotiated transaction services agreement amount between the two companies, receipt by Kratos of approximately $7 million in net working capital retained by Kratos, and associated transaction fees and expenses. The transaction is expected to close in the next 90 days, contingent on customary closing and regulatory conditions. As a result of the expected divestiture, the PSS segment will be reflected as a discontinued operation going forward in the Company’s consolidated financial statements. Accordingly, all prior year financial statement comparative data in future periodic filings will be recast to reflect this business as discontinued operations for all periods presented.