Form 10-Q
period 2018-04-01
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2018-05-10
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of May 7, 2018, 103,513,103 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2018

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)
 (Unaudited)

	April 1, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$127.8	$130.5
Restricted cash	0.4	0.4
Accounts receivable, net	57.7	74.2
Unbilled receivable, net	151.2	138.1
Inventoried costs	48.2	49.0
Prepaid expenses	6.8	11.1
Other current assets	12.9	9.5
Current assets of discontinued operations	52.1	58.6
Total current assets	457.1	471.4
Property, plant and equipment, net	61.5	58.0
Goodwill	425.7	425.7
Intangible assets, net	20.3	22.0
Other assets	7.8	8.1
Non-current assets of discontinued operations	38.8	38.8
Total assets	$1,011.2	$1,024.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31.3	$34.7
Accrued expenses	33.8	40.9
Accrued compensation	34.1	30.2
Accrued interest	6.6	1.7
Billings in excess of costs and earnings on uncompleted contracts	38.2	42.8
Other current liabilities	7.8	9.4
Current liabilities of discontinued operations	23.2	29.2
Total current liabilities	175.0	188.9
Long-term debt principal, net of current portion	293.6	293.5
Other long-term liabilities	24.2	24.1
Non-current liabilities of discontinued operations	5.9	6.0
Total liabilities	498.7	512.5
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares outstanding at April 1, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 103,513,103 and 103,297,525 shares issued and outstanding at April 1, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	1,237.2	1,233.7
Accumulated other comprehensive loss	(1.5)	(1.4)
Accumulated deficit	(723.2)	(720.8)
Total stockholders’ equity	512.5	511.5
Total liabilities and stockholders’ equity	$1,011.2	$1,024.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended
	April 1, 2018	March 26, 2017
Service revenues	$46.0	$49.2
Product sales	97.0	82.8
Total revenues	143.0	132.0
Cost of service revenues	32.9	35.0
Cost of product sales	69.3	60.9
Total costs	102.2	95.9
Gross profit	40.8	36.1
Selling, general and administrative expenses	29.8	30.0
Research and development expenses	3.6	4.4
Unused office space, restructuring expenses, and other	0.4	0.3
Operating income from continuing operations	7.0	1.4
Other income (expense):
Interest expense, net	(5.1)	(8.2)
Loss on extinguishment of debt	—	(2.1)
Other income, net	0.3	0.2
Total other expense, net	(4.8)	(10.1)
Income (loss) from continuing operations before income taxes	2.2	(8.7)
Provision for income taxes from continuing operations	0.9	1.4
Income (loss) from continuing operations	1.3	(10.1)
Discontinued operations
Income (loss) from operations of discontinued component	(3.9)	0.3
Income tax benefit (expense)	0.4	(0.2)
Income (loss) from discontinued operations	(3.5)	0.1
Net loss	$(2.2)	$(10.0)
Basic income (loss) per common share:
Net income (loss) from continuing operations	$0.01	$(0.13)
Net loss from discontinued operations	(0.03)	—
Net loss per common share	$(0.02)	$(0.13)
Diluted income (loss) per common share:
Net income (loss) from continuing operations	$0.01	$(0.13)
Net loss from discontinued operations	(0.03)	—
Net loss per common share	$(0.02)	$(0.13)

Weighted average common shares outstanding:
Basic	103.7	77.3
Diluted	105.7	77.3
Comprehensive Loss
Net loss (from above)	$(2.2)	$(10.0)
Change in cumulative translation adjustment	(0.1)	0.1
Comprehensive loss	$(2.3)	$(9.9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	April 1, 2018	March 26, 2017
Operating activities:
Net loss	$(2.2)	$(10.0)
Less: Income (loss) from discontinued operations	(3.5)	0.1
Income (loss) from continuing operations	1.3	(10.1)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	4.5	5.5
Stock-based compensation	1.7	2.1
Deferred income taxes	—	0.8
Amortization of deferred financing costs	0.2	0.4
Amortization of discount on Senior Secured Notes	—	0.2
Loss on extinguishment of debt	—	2.1
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and unbilled receivables	2.2	1.6
Inventoried costs	1.3	(8.9)
Prepaid expenses and other assets	0.8	(3.8)
Accounts payable	(3.0)	0.1
Accrued compensation	3.8	(2.7)
Accrued expenses	(6.1)	—
Advance payments received on contracts	(0.6)	0.7
Accrued interest	4.9	6.0
Billings in excess of costs and earnings on uncompleted contracts	(3.7)	1.2
Income tax receivable and payable	0.2	0.4
Other liabilities	(1.0)	(1.0)
Net cash provided by (used in) operating activities from continuing operations	6.5	(5.4)
Investing activities:
Capital expenditures	(6.7)	(5.1)
Net cash used in investing activities from continuing operations	(6.7)	(5.1)
Financing activities:
Extinguishment of long-term debt	—	(64.0)
Debt issuance costs	(0.1)	—
Proceeds from the issuance of common stock	(1.1)	81.9
Repayment of debt	(0.2)	(0.3)
Proceeds from exercise of restricted stock units, employee stock options, and employee stock purchase plan	1.8	0.8
Net cash provided by financing activities from continuing operations	0.4	18.4
Net cash flows of continuing operations	0.2	7.9
Net operating cash flows of discontinued operations	(3.1)	(4.3)
Net investing cash flows of discontinued operations	—	(0.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.2	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(2.7)	3.4
Cash, cash equivalents and restricted cash at beginning of period	130.9	70.7
Cash, cash equivalents and restricted cash at end of period	$128.2	$74.1

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

 The information as of April 1, 2018 and for the three months ended April 1, 2018 and March 26, 2017 is unaudited. The condensed consolidated balance sheet as of December 31, 2017 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. (“GAAP”) These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2018 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

As discussed in “Discontinued Operations” in Note 3, on February 28, 2018, the Company entered into an agreement to sell the operations of its Public Safety & Security business unit which had previously been reported as a separate reportable business segment. Accordingly, PSS (as defined below) and its subsidiaries have been classified as held for sale and reported in discontinued operations in the condensed consolidated financial statements for all periods presented.

(b)	Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries for which all inter-company transactions have been eliminated in consolidation.

(c)	Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year, with interim fiscal periods ending on the last Sunday of each calendar quarter. The three month periods ended April 1, 2018 and March 26, 2017 consisted of 13-week periods. There are 52 calendar weeks in the fiscal year ending on December 30, 2018 and 53 calendar weeks in the fiscal year ending on December 31, 2017.

(d)    Accounting Estimates

There have been no significant changes in the Company’s accounting estimates for the three months ended April 1, 2018 as compared to the accounting estimates described in the Form 10-K.

(e)    Accounting Standards Updates

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18 (“ASU 2016-18”), Statement of Cash Flows (Topic 230) - Restricted Cash, which requires that restricted cash and cash equivalents be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows. The new standard is effective for public entities for fiscal years beginning after December 15, 2017 and for interim periods therein. The Company adopted ASU 2016-18 as of January 1, 2018. The adoption of the ASU 2016-18 did not have a material impact on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 (“ASU 2016-15”), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is designed to clarify how entities should classify cash receipts and cash payments in the statement of cash flows. ASU 2016-15 became effective for the Company beginning January 1, 2018. The standard requires retrospective application. The adoption of the ASU 2016-15 did not have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 requires that lessees recognize assets and liabilities for the rights and obligations underlying leases with a lease term of more than one year. The amendments in this ASU are effective for annual periods beginning after December 15, 2018. The FASB has proposed a change that would allow a company to elect an optional transition method that applies the new lease requirements through a cumulative-effect adjustment in the period of adoption. The Company expects to adopt the standard on December 31, 2018 using the proposed optional transition method if finalized in its current form. The Company is reviewing its leases to determine the impact of the adoption of ASU 2016-02 on its consolidated financial statements.

Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, as amended (Topic 606) (“ASC 606”), which establishes a broad principle that requires entities to assess the products or services promised in contracts with customers at contract inception to determine the appropriate unit at which to record revenues, which is referred to as a performance obligation. Revenue is recognized when control of the promised products or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those products or services. The new standard supersedes GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the present standards. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

ASC 606 may be applied either retrospectively or through the use of a modified-retrospective method. The full retrospective method requires companies to recast each prior reporting period presented as if the new guidance had always existed. Under the modified retrospective method, companies would recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings at the date of initial application. The Company adopted the new revenue standard through the use of the modified-retrospective method. The cumulative effects of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018 was recorded as a decrease in opening equity of $0.2 million. Additional disclosures have been included in Note 2 in accordance with the ASU. The following changes were made to our condensed consolidated balance sheet on January 1, 2018 as a result of the adoption of ASC 606 (in millions):

	Balance at January 1, 2018	ASC 606 Adjustment	Adjusted Balance at January 1, 2018

Assets
Unbilled receivable, net	$138.1	$1.3	$139.4
Inventoried costs	49.0	(0.3)	48.7

Liabilities
Accrued expenses	$40.9	$(0.6)	$40.3
Billings in excess of costs and earnings on uncompleted contracts	42.8	1.8	44.6

Stockholders’ Equity
Accumulated deficit	$(720.8)	$(0.2)	(721.0)

The following table summarizes the impacts of ASC 606 adoption on the Company’s operating income from continuing operation for the three months ended April 1, 2018 (in millions):

	For the period ended April 1, 2018
		Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
	As Reported
Service revenues	$46.0	$46.0	$—
Product sales	97.0	89.3	7.7
Total revenues	143.0	135.3	7.7
Cost of service revenue	32.9	32.9	—
Cost of product sales	69.3	65.1	4.2
Total costs	102.2	98.0	4.2
Gross profit	40.8	37.3	3.5
Selling, general and administrative expenses	29.8	29.8	—
Total operating income from continuing operations	$7.0	$3.5	$3.5

The following table summarizes the impacts of ASC 606 adoption on the Company’s balance sheet as of April 1, 2018 (in millions):

	April 1, 2018
		Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
	As Reported
Assets
Accounts receivable	$57.7	$55.6	$2.1
Unbilled receivables	151.2	147.1	4.1
Inventoried costs	48.2	52.4	(4.2)

Liabilities
Billings in excess of costs and earnings on uncompleted contracts	38.2	39.7	(1.5)

Stockholders’ Equity
Accumulated deficit	$(723.2)	$(726.7)	$3.5

Other than the adjustments noted above, there have been no changes in the Company’s significant accounting policies for the three months ended April 1, 2018 as compared to the significant accounting policies described in the Form 10-K.

(f)	Fair Value of Financial Instruments

The carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at April 1, 2018 and December 31, 2017 are presented in Note 9. The carrying value of all other financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued expenses, billings in excess of cost and earnings on uncompleted contracts, income taxes payable and short-term debt, approximated their estimated fair values at April 1, 2018 and December 31, 2017 due to the short-term nature of these instruments.

(g)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation

Note 2. Revenue Recognition

As described in Note 1, the Company adopted ASC 606 on January 1, 2018, using the modified retrospective method. The Company recorded a decrease in opening equity of $0.2 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact of adopting ASC 606 for the three months ended April 1, 2018 was an increase of $7.7 million to revenues and a corresponding increase in cost of revenues of $4.2 million. Total net cash provided by operating activities from continuing operations, total net cash used by investing activities from continuing operations and total net cash provided by financing activities on our consolidated statements of cash flows were not impacted by the adoption of ASC 606. Discontinued operations were not affected by the implementation of ASC 606.

The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for periods prior to January 1, 2018 were prepared under the guidance of ASC 605, Revenue Recognition. The adoption of ASC 606 represents a change in accounting principle. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these services.

Prior to the adoption of ASC 606, the Company recognized the majority of its revenues using the percentage-of-completion method of accounting. Based on the nature of products provided or services performed, revenue was recorded as costs were incurred (the “percentage-of-completion cost-to-cost method”) or as units were delivered (the “percentage-of-completion units-of-delivery method”). For the majority of contracts, the customer obtains control or receives benefits as work is performed on the contract. As a result, under ASC 606 revenue is recognized over a period of time utilizing the cost-to-cost method. This change generally results in an acceleration of revenue for contracts that were historically accounted for using the percentage-of-completion units-of-delivery method as revenues are now recognized earlier in the performance period as costs are incurred.

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. The majority of the Company’s contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected-cost-plus-margin approach, under which the Company forecasts the expected costs of satisfying a performance obligation and then adds an appropriate margin for that distinct good or service.

Remaining Performance Obligations

Since the Company’s adoption of ASC 606 on January 1, 2018, revenues from remaining performance obligations are now calculated as the dollar value of the remaining performance obligations on executed contracts. On April 1, 2018, the Company had approximately $551.8 million of remaining performance obligations. The Company expects to recognize approximately 55% of the remaining performance obligations as revenue in 2018, an additional 26% by 2020, and the balance thereafter.

Contract Estimates

Due to the nature of the work required to be performed on many performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. It is common for the Company’s long-term contracts to contain award fees, incentive fees, or other provisions that can either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. Variable consideration is estimated at the most likely amount to which the Company is expected to be entitled. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available.

Contracts are often modified to account for changes in contract specifications and requirements. Contract modifications are considered to exist when the modification either creates new or changes the existing enforceable rights and obligations. Most of the Company’s contract modifications are for goods or services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price, and the measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.

There is a Company-wide standard and disciplined quarterly Estimate at Completion (EAC) process in which management reviews the progress and execution of outstanding performance obligations. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (e.g., the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product) and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g., to estimate increases in wages and prices for materials and related support cost allocations), execution by subcontractors, the availability and timing of funding from customers and overhead cost rates, among other variables.

Based on this analysis, any quarterly adjustments to net sales, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if it is determined the Company will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if it is determined the Company will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of the Company’s performance obligations. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined. No adjustment on any one contract was material to our unaudited Condensed Consolidated Financial Statements for the three-month periods ended April 1, 2018, and March 26, 2017.

Contract Assets and Liabilities

For each of the Company’s contracts, the timing of revenue recognition, customer billings, and cash collections results in a net contract asset or liability at the end of each reporting period. Fixed-price contracts are typically billed to the customer either using progress payments, whereby amounts are billed monthly as costs are incurred or work is completed, or performance based payments, which are based upon the achievement of specific, measurable events or accomplishments defined and valued at contract inception. Cost-type contracts are typically billed to the customer on a monthly or semi-monthly basis.
Contract assets consist of unbilled receivables, primarily related to long-term contracts where revenue recognized under the cost-to-cost method exceeds amounts billed to customers. Unbilled receivables are classified as current assets and, in accordance with industry practice, include amounts that may be billed and collected beyond one year due to the long term nature of many of our contracts. Accumulated contract costs in unbilled receivables include direct production costs, factory and engineering overhead, production tooling costs, and, for government contracts, recovery of allowable general and administrative expenses. Unbilled receivables also include certain estimates of variable consideration described above. These contract assets are not considered a significant financing component of the Company’s contracts as the payment terms are intended to protect the customer in the event the Company does not perform on its obligations under the contract.

Contract liabilities include advance payments and billings in excess of revenue recognized. Certain customers make advance payments prior to the satisfaction of the Company’s performance obligations on the contract. These amounts are recorded as contract liabilities until such performance obligations are satisfied, either over time as costs are incurred or at a point in time when deliveries are made. Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements.

Net contract assets (liabilities) are as follows (in millions):

	April 1, 2018	January 1, 2018	Net Change
Contract assets	$151.2	$139.4	$11.8
Contract liabilities	$40.7	$46.8	$(6.1)
Net contract assets	$110.5	$92.6	$17.9

The change in the balances of the company’s contract assets and liabilities primarily results from the advance payments from customers exceeding reductions from recognition of revenue as performance obligations were satisfied and related billings.

Disaggregation of Revenue

The following series of tables presents our revenue disaggregated by several categories. For the majority of contracts, the customer obtains control or receives benefits as work is performed on the contract. Revenue by contract type was as follows (in millions):

Three Months Ended
April 1, 2018
Revenues
Kratos Government Solutions
Fixed price	$101.8
Cost plus fee	7.2
Time and materials	6.2
Total Kratos Government Solutions	115.2
Unmanned Systems
Fixed price	21.9
Cost plus fee	5.5
Time and materials	0.4
Total Unmanned Systems	27.8
Total Revenues	$143.0

Revenue by customer was as follows:

Three Months Ended
April 1, 2018
Revenues
Kratos Government Solutions
US Government
Department of Defense (DoD)	$73.5
Non-DoD	3.3
Total US Government	76.8
US Commercial	17.4
Non-US Government	7.5
Non-US Commercial	13.5
Total Kratos Government Solutions	115.2
Unmanned Systems
US Government
Department of Defense (DoD)	24.1
Non-DoD	0.1
Total US Government	24.2
US Commercial	—
Non-US Government	3.5
Non-US Commercial	0.1
Total Unmanned Systems	27.8
Total Revenues	$143.0

Note 3. Discontinued Operations

On February 28, 2018, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) to sell the operations of Kratos Public Safety & Security Solutions, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“PSS”), with Securitas Electronic Security, Inc., a Delaware corporation (“Buyer”). Pursuant to the Purchase Agreement, the Company has agreed to sell to Buyer all of the issued and outstanding capital stock of PSS for a purchase price of $69 million in cash, subject to a net working capital adjustment at closing (the “Transaction”). The Company expects to receive approximately $70 million of net cash proceeds from the Transaction, after taking into account amounts to be paid by the Company pursuant to a negotiated transaction services agreement between the Company and Buyer, receipt by the Company of approximately $7 million in net working capital to be retained by the Company, and associated transaction fees and expenses. The Company currently expects the Transaction to close in the second quarter of 2018, following the completion of required regulatory and other related approvals.

In accordance with ASC 360-10-45-9, Property, Plant, and Equipment (Topic 360) and ASC 205-20-45-3 Presentation of Financial Statements (Topic 205), PSS and its subsidiaries have been classified as held for sale and reported in discontinued operations in the accompanying condensed consolidated financial statements for all periods presented.

The following table presents the results of discontinued operations (in millions):

	April 1, 2018	March 26, 2017
Revenue	$23.9	$36.8
Cost of sales	18.9	27.8
Selling, general and administrative expenses	8.1	8.7
Other expense	0.8	—
Income (loss) from discontinued operations before income taxes	(3.9)	0.3
Income tax benefit (expense)	0.4	(0.2)
Income (loss) from discontinued operations	$(3.5)	$0.1

Revenue and operating results for the three months ended April 1, 2018 were impacted by approximately $1.8 million and $2.0 million, respectively, of cost adjustments on certain security system deployment projects for a mass transit authority. Transaction expenses of $0.8 million primarily comprised of legal fees related to the pending disposition were included in Other expense for the three months ended April 1, 2018. Depreciation expense included in Selling, general and administrative expenses was $0.1 million and $0.1 million for the three months ended April 1, 2018 and March 26, 2017, respectively.

The following is a summary of the assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets as of April 1, 2018 and December 31, 2017 (in millions):

	April 1, 2018	December 31, 2017
Cash and cash equivalents	$(0.7)	$(0.9)
Accounts receivable, net and unbilled receivables, net	48.6	56.0
Inventoried costs	2.6	1.5
Other current assets	1.6	2.0
Current assets of discontinued operations	$52.1	$58.6

Property, plant and equipment, net	$3.0	$3.0
Goodwill	35.6	35.6
Other assets	0.2	0.2
Non-current assets of discontinued operations	$38.8	$38.8

Accounts payable	$9.4	$14.2
Accrued expenses	3.4	4.7
Accrued compensation	4.9	4.6
Billings in excess of cost and earnings on uncompleted contracts	4.5	4.3
Other current liabilities	1.0	1.4
Current liabilities of discontinued operations	$23.2	$29.2
Non-current liabilities of discontinued operations	$5.9	$6.0

Note 4. Goodwill and Intangible Assets

(a)	Goodwill

The carrying amounts of goodwill as of April 1, 2018 and December 31, 2017 by reportable segment are as follows (in millions):

	Kratos Government Solutions	Unmanned Systems	Total
Gross value	$567.9	$111.1	$679.0
Less accumulated impairment	239.5	13.8	253.3
Net	$328.4	$97.3	$425.7

(b)    Purchased Intangible Assets

The following table sets forth information for finite-lived and indefinite-lived intangible assets (in millions):

	As of April 1, 2018			As of December 31, 2017
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$52.6	$(49.5)	$3.1	$52.6	$(49.1)	$3.5
Contracts and backlog	29.9	(25.3)	4.6	29.9	(24.8)	5.1
Developed technology and technical know-how	25.0	(19.3)	5.7	25.0	(18.6)	6.4
Trade names	1.4	(1.4)	—	1.4	(1.3)	0.1
Total finite-lived intangible assets	108.9	(95.5)	13.4	108.9	(93.8)	15.1
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$115.8	$(95.5)	$20.3	$115.8	$(93.8)	$22.0

Consolidated amortization expense related to intangible assets subject to amortization was $1.7 million and $2.6 million for the three months ended April 1, 2018 and March 26, 2017, respectively.

Note 5. Inventoried Costs

Inventoried costs consisted of the following components (in millions):

	April 1, 2018	December 31, 2017
Raw materials	$33.2	$35.9
Work in process	13.0	11.4
Finished goods	2.0	2.3
Subtotal inventoried costs	48.2	49.6
Less: Customer advances and progress payments	—	(0.6)
Total inventoried costs	$48.2	$49.0

Note 6. Stockholders’ Equity

A summary of the changes in stockholders’ equity is provided below (in millions):

	For the Three Months Ended
	April 1, 2018	March 26, 2017
Stockholders’ equity at beginning of period	$511.5	$276.4
Impact from adoption of ASC 606 (Note 1)	(0.2)	—
Comprehensive loss:
Net loss	(2.2)	(10.0)
Change in cumulative translation adjustment	(0.1)	0.1
Total comprehensive loss	(2.3)	(9.9)
Stock-based compensation	1.7	2.1
Issuance of common stock for cash	—	81.9
Issuance of common stock for employee stock purchase plan	1.8	1.4
Restricted stock units exchanged for taxes	—	(0.5)
Stockholders’ equity at end of period	$512.5	$351.4

The components of accumulated other comprehensive loss are as follows (in millions):

	April 1, 2018	March 26, 2017
Cumulative translation adjustment	$(1.1)	$(1.0)
Post-retirement benefit reserve adjustment net of tax expense	(0.4)	(0.6)
Total accumulated other comprehensive loss	$(1.5)	$(1.6)

There were no reclassifications from accumulated other comprehensive loss to net loss for the three months ended April 1, 2018 and March 26, 2017.

Common stock issued by the Company for the three months ended April 1, 2018 and March 26, 2017 was as follows (in millions):

	For the Three Months Ended
	April 1, 2018	March 26, 2017
Shares outstanding at beginning of the period	103.3	73.9
Stock issued for cash	—	11.9
Stock issued for employee stock purchase plan, stock options and restricted stock units exercised	0.2	0.6
Shares outstanding at end of the period	103.5	86.4

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

Shares from stock options and awards, excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive, were 0.3 million and 0.2 million for the three months ended April 1, 2018 and March 26, 2017, respectively.

Note 8. Income Taxes

The Tax Act subjects certain payments made by a U.S. company to a related foreign company to certain minimum taxes (Base Erosion Anti-Abuse Tax or “BEAT”) and imposes a new minimum tax on certain non-U.S. earnings (Global Intangible Low-Tax Income or “GILTI”). We have elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred. We estimate that the effect from the BEAT and GILTI taxes on our estimated annual effective tax rate will not be material.

The U.S. government enacted tax legislation commonly known as the U.S. Tax Cuts and Jobs Act of 2017 on December 22, 2017 (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including but not limited to, a reduction to the U.S. federal corporate income tax rate from 35% to 21%; a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; eliminating the corporate alternative minimum tax (“AMT”) and changing realization of AMT credits; changing rules related to uses and limitations of net operating loss (“NOL”) carryforwards created in tax years after December 31, 2017; changes to the limitations on available interest expense deductions; and changes to other existing deductions and business-related exclusions. The SEC issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date to complete the accounting under ASC 740, “Income Taxes.” The Company’s accounting for the income tax effects of the Tax Act is incomplete. In accordance with SAB 118, we were able to make reasonable estimates on certain effects of the Tax Act reflected in the financial statements as of December 31, 2017. There have been no material changes to the provisional amounts as disclosed in the Form 10-K. We are continuing to evaluate the estimates used to record and disclose the effects of the Tax Act.

A reconciliation of the income tax expense (benefit) from continuing operations computed by applying the statutory federal income tax rate of 21% to income from continuing operations before income taxes to the income tax provision for the three months ended April 1, 2018 and applying the statutory federal income tax rate of 35% to loss from continuing operations before income taxes to the income tax provision for the three months ended March 26, 2017 was as follows (in millions):

	April 1, 2018	March 26, 2017
Income tax expense (benefit) at federal statutory rate	$0.5	$(3.1)
State and foreign taxes, net of federal tax benefit and valuation allowance	0.2	0.2
GILTI	0.1	—
Nondeductible expenses and other	0.2	0.4
Impact of deferred tax liabilities for indefinite-lived assets	0.4	1.2
Increase in reserves for uncertain tax positions	0.2	0.1
Increase (decrease) in federal valuation allowance	(0.7)	2.6
Total income tax provision	$0.9	$1.4

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
For the three months ended April 1, 2018, there was no impact of such limitations on the income tax provision, since the amount of taxable income did not exceed the annual limitation amount. However, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOLs or other tax attributes may be further limited.
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
As of December 31, 2017, the Company had $14.0 million of unrecognized tax benefits that, if recognized, would impact the effective income tax rate for continuing operations, subject to possible offset by an increase in the deferred tax asset valuation allowance. During the three months ended April 1, 2018, unrecognized tax benefits increased by $0.1 million relating to various current year positions. As of December 31, 2017, the Company had $1.6 million of unrecognized tax benefits related to discontinued operations. During the three months ended April 1, 2018, there was no change in unrecognized tax benefits related to discontinued operations.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the three months ended April 1, 2018 and March 26, 2017, the Company recorded an expense for interest and penalties of $0.1 million. For the three months ended April 1, 2018 and March 26, 2017, there was no material benefit recorded related to the removal of interest and penalties. The Company believes that it is reasonably possible that as much as $0.4 million of the liabilities for uncertain tax positions will expire within twelve months of April 1, 2018 due to the expiration of various applicable statutes of limitations.

Note 9. Debt

(a)    Issuance of 6.5% Senior Secured Notes due 2025

In November 2017, the Company issued and sold $300 million aggregate principal amount of 6.5% Senior Secured Notes due 2025 (the “6.5% Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Act”). The Company incurred debt issuance costs of $6.6 million associated with the new 6.5% Notes. The Company utilized the net proceeds from the sale of the 6.5% Notes, as well as cash from its recent equity offering to extinguish the outstanding 7% Notes (as defined below). The total reacquisition price of the 7% Notes was $385.2 million, including a $12.0 million call premium, and $0.3 million of accrued interest.

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

The 6.5% Notes and the guarantees (as set forth in the Indenture, the “Guarantees”) are the Company’s senior secured obligations and are equal in right of payment with all other senior obligations of the Subsidiary Guarantors’ existing and future secured debt to the extent of the assets securing that secured debt. The Company’s obligations under the 6.5% Notes are secured by a first priority lien on substantially all of the Company’s assets and the assets of the Subsidiary Guarantors, except with respect to accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property), on which the holders of the 6.5% Notes have a second priority lien, junior to the lien securing the Company’s obligations under the Credit Agreement (as defined below).

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

The Indenture contains covenants limiting, among other things, the Company’s ability and the Subsidiary Guarantors’ ability to: (a) pay dividends on or make distributions or repurchase or redeem the Company’s capital stock or make other restricted payments; (b) incur additional debt and guarantee debt; (c) prepay, redeem or repurchase certain debt; (d) issue certain preferred stock or similar equity securities; (e) make loans and investments; (f) sell assets; (g) incur liens; (h) consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; (i) enter into transactions with affiliates; and (j) enter into agreements restricting the Company’s ability and certain of its subsidiaries’ ability to pay dividends. These covenants are subject to a number of exceptions. As of April 1, 2018, the Company was in compliance with the covenants contained in the Indenture governing the 6.5% Notes.

The terms of the Indenture require that the net cash proceeds from asset dispositions be either utilized to (i) repay or prepay amounts outstanding under the Credit Agreement unless such amounts are reinvested in similar collateral, (ii) permanently reduce other indebtedness, (iii) make an investment in assets that replace the collateral of the 6.5% Notes or (iv) a combination of (i), (ii) and (iii). To the extent there are any remaining net proceeds from the asset disposition after application of (i), (ii) and (iii), such amounts are required to be utilized to repurchase the 6.5% Notes at par.

The Indenture also provides for events of default which, if any such event occurs, would permit or require the principal, premium, if any, interest, if any, and any other monetary obligations on all the then-outstanding 6.5% Notes to become or to be declared due and payable immediately.

As of April 1, 2018, there was $300.0 million of 6.5% Notes outstanding.

(b)	Issuance of 7.00% Senior Secured Notes due 2019

In May 2014, the Company refinanced its $625.0 million of 10% Senior Secured Notes due in 2017 (the “10% Notes”) with $625.0 million of newly issued 7.00% Senior Secured Notes due in 2019 (the “7% Notes”, and collectively with the 6.5% Notes, the “Notes”). The net proceeds from the issuance of the 7% Notes was $618.5 million after an original issue discount of $6.5 million. The Company incurred debt issuance costs of $8.8 million associated with the 7% Notes. The Company utilized the net proceeds from the issuance of the 7% Notes, a $41.0 million draw on its Credit Agreement, as well as cash from operations to extinguish the 10% Notes. The total reacquisition price of the 10% Notes was $661.5 million including a $31.2 million early termination fee, the write-off of $15.5 million of unamortized issue costs, $12.9 million of unamortized premium, along with $5.3 million of additional interest while in escrow, which resulted in a loss on extinguishment of debt of $39.1 million. On October 16, 2014, the Company exchanged the outstanding 7% Notes for an equal amount of 7% Notes that had been registered under the Act.

The 7% Notes were governed by an Indenture dated May 14, 2014 among the Company, certain of the Company’s subsidiaries and Wilmington Trust, National Association, as trustee and collateral agent. The Company paid interest on the 7% Notes semi-annually, in arrears, on May 15 and November 15 of each year. The 7% Notes included customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control.

During the year ended December 25, 2016, the Company repurchased and extinguished $14.5 million of the outstanding 7% Notes, which resulted in a gain of $0.4 million offset by $0.1 million of unamortized issuance cost and $0.1 million of unamortized discount resulting in a gain on extinguishment of debt of $0.2 million.

During the quarter ended March 26, 2017, the Company repurchased and extinguished $62.7 million of the outstanding 7% Notes, which resulted in a loss of $1.4 million and the realization of $0.4 million of unamortized issuance cost and $0.3 million of unamortized discount resulting in a loss on extinguishment of debt of $2.1 million.

During the quarter ended December 31, 2017, the Company redeemed and extinguished the remaining $372.8 million of outstanding 7% Notes, which resulted in a loss of $12.0 million and the realization of $1.9 million of unamortized issuance cost and $1.3 million of unamortized discount resulting in a loss on extinguishment of debt of $15.2 million.

(c)    Other Indebtedness

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

On May 31, 2015, the Company entered into a third amendment (the “Third Amendment”) to the Credit Agreement. Under the terms of the Third Amendment, the definitions of certain terms of the Credit Agreement were modified, the disposition by the Company of Herley Industries, Inc. (“Herley”) and certain of Herley’s subsidiaries, including Herley-CTI, Inc., EW Simulation Technology, Ltd. and Stapor Research, Inc. (collectively, the “Herley Entities”), was approved by the lenders, a minimum $175.0 million repurchase of the 7% Notes by the Company was required and the payment in full of the outstanding balance of the Credit Agreement was required. Additionally, the measurement of the fixed charge coverage ratio of 1.15:1 was modified as follows: (i) the fixed charge coverage ratio will not be measured as of the end of any quarterly reporting period ending after June 30, 2015, if on such date (a) there are no outstanding revolving loans or swingline loans and (b) the aggregate amount outstanding under letters of credit is less than or equal to $17.0 million, and (ii) as to any subsequent quarterly reporting period ending after June 30, 2015, and not covered by clause (i) above, a fixed charge coverage ratio of at least 1.05:1 must be maintained if the percentage of (a) outstanding revolving loans plus the sum of the outstanding swingline loans and outstanding letters of credit that are in excess of $17.0 million, to (b) the revolving credit commitment, minus the Herley Disposition Proceeds Reinvestment Reserve (as defined in the Third Amendment) is greater than 0.00% but less than 15.00% or a fixed charge coverage ratio of at least 1.10:1 must be maintained if the aforementioned percentage is equal to or greater than 15.00% but less than 25.00%. In all other instances, a fixed charge coverage ratio of at least 1.15:1 must be maintained. For purposes of computing the fixed charge coverage ratio, the associated reduction in consolidated interest expense in connection with the repurchase of the 7% Notes with proceeds from the sale of the Herley Entities shall be deemed to have occurred on the first day of the most recently completed four quarterly reporting periods prior to the sale.

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

Borrowings under the revolving credit facility may take the form of a base rate revolving loan, Eurodollar revolving loan or swingline loan. Base rate revolving loans and swingline loans will bear interest at a rate per annum equal to the sum of the Applicable Margin (as defined in the Credit Agreement) from time to time in effect plus the highest of (i) the Agent’s prime lending rate, as in effect at such time, (ii) the federal funds rate, as in effect at such time, plus 0.50% per annum and (iii) the Adjusted LIBO Rate (as defined in the Credit Agreement) determined at such time for an interest period of one month, plus 1.00% per annum. Eurodollar revolving loans will bear interest at a rate per annum equal to the sum of the Applicable Margin from time to time in effect plus the Adjusted LIBO Rate. The Applicable Margin varies between 1.00%-1.50% for base rate revolving loans and swingline loans and 2.00%-2.50% for Eurodollar loans, and is based on several factors including the Company’s then-existing borrowing base and the lenders’ total commitment amount and revolving credit exposure. The calculation of the Company’s borrowing base takes into account several items relating to the Company and its subsidiaries, including amounts due and owing under billed and unbilled accounts receivable, then held eligible raw materials inventory, work-in-process inventory, and applicable reserves.

The measurement of a minimum fixed charge coverage ratio under the Credit Agreement was modified in November 2017 to require measurement if Excess Availability (as defined in the Credit Agreement) is less than fifty percent of the lesser of the borrowing base or the total commitment amount.

As of April 1, 2018, there were no borrowings outstanding on the Credit Agreement and $9.6 million outstanding on letters of credit, resulting in net borrowing base availability of $59.0 million. The Company was in compliance with the financial covenants of the Credit Agreement and its amendments as of April 1, 2018.

Debt Acquired in Acquisition

The Company has a $10.0 million ten-year term loan with a bank in Israel entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance under the term loan as of April 1, 2018 was $0.5 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement governing the term loan contains various covenants, including a minimum net equity covenant as defined in the loan agreement. The Company was in compliance with all covenants contained in the loan agreement as of April 1, 2018.

Fair Value of Long-term Debt

Carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at April 1, 2018 and December 31, 2017 are presented in the following table:

	As of April 1, 2018			As of December 31, 2017
$ in millions	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Total long-term debt including current portion	$300.5	$294.1	$312.5	$300.8	$294.3	$312.7

The fair value of the Company’s long-term debt was based upon actual trading activity (Level 1, Observable inputs -quoted prices in active markets).

 As of April 1, 2018, the difference between the carrying amount of $294.1 million and the principal amount of $300.5 million presented in the table above is the unamortized debt issuance costs of $6.4 million, which are being accreted to interest expense over the term of the related debt. As of December 31, 2017, the difference between the carrying amount of $294.3 million and the principal amount of $300.8 million presented in the table above is the unamortized debt issuance costs of $6.5 million, which are being accreted to interest expense over the term of the related debt.

Note 10. Segment Information

The Company operates in two reportable segments. The Kratos Government Solutions (“KGS”) reportable segment is comprised of an aggregation of KGS operating segments, including the microwave electronic products, satellite communications, modular systems and defense and rocket support services operating segments. The Unmanned Systems (“US”) reportable segment consists of its unmanned aerial system and unmanned ground and seaborne system businesses. The KGS and US segments provide products, solutions and services for mission critical national security programs. KGS and US customers primarily include national security related agencies, the U.S. Department of Defense (the “DoD”), intelligence agencies and classified agencies, and to a lesser degree, international government agencies and domestic and international commercial customers.

As discussed in “Discontinued Operations” in Note 3, on February 28, 2018, the Company entered into a Purchase Agreement to sell the operations of its Public Safety & Security business unit which had previously been reported as a separate reportable business segment. Accordingly, PSS and its subsidiaries have been classified as held for sale and reported in discontinued operations in the accompanying condensed consolidated financial statements for all periods presented.

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

 Revenues, depreciation and amortization, and operating income (loss) generated by the Company’s reportable segments for the three month periods ended April 1, 2018 and March 26, 2017 are as follows (in millions):

	Three Months Ended
	April 1, 2018	March 26, 2017
Revenues:
Kratos Government Solutions
Service revenues	$46.0	$49.2
Product sales	69.2	67.2
Total Kratos Government Solutions	115.2	116.4
Unmanned Systems
Service revenues	—	—
Product sales	27.8	15.6
Total Unmanned Systems	27.8	15.6
Total revenues	$143.0	$132.0
Depreciation & amortization:
Kratos Government Solutions	$3.6	$3.7
Unmanned Systems	0.9	1.8
Total depreciation and amortization	$4.5	$5.5
Operating income (loss) from continuing operations:
Kratos Government Solutions	$7.9	$9.1
Unmanned Systems	0.8	(5.0)
Total segment operating income	8.7	4.1
Unallocated corporate expense, net	(1.7)	(2.7)
Total operating income from continuing operations	$7.0	$1.4

Note 11. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $100.9 million and $96.3 million, or 71% and 73% of total Kratos revenue, for the three months ended April 1, 2018 and March 26, 2017, respectively.

Note 12. Commitments and Contingencies

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

Note 13. Condensed Consolidating Financial Statements

As of April 1, 2018, the Company had $300.0 million in outstanding Notes (see Note 9). The Notes are guaranteed by the Subsidiary Guarantors and are collateralized by the assets of all of the Company’s 100% owned subsidiaries. The Notes are fully and unconditionally guaranteed on a joint and several basis by each Subsidiary Guarantor and the Company. There are no contractual restrictions with respect to the Notes limiting cash transfers from Subsidiary Guarantors by dividends, loans or advances to the Company. The Notes are not guaranteed by the Company’s foreign subsidiaries (the “Non-Guarantor Subsidiaries”).

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

Condensed Consolidating Balance Sheet April 1, 2018 (Unaudited) (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash, cash equivalents and restricted cash	$118.2	$(1.6)	$11.6	$—	$128.2
Accounts receivable and unbilled receivables, net	—	181.8	27.1	—	208.9
Amounts due from affiliated companies	240.3	—	—	(240.3)	—
Inventoried costs	—	29.9	18.3	—	48.2
Other current assets	3.1	12.1	4.5	—	19.7
Current assets of discontinued operations	—	52.1	—	—	52.1
Total current assets	361.6	274.3	61.5	(240.3)	457.1
Property, plant and equipment, net	1.7	53.0	6.8	—	61.5
Goodwill	—	382.8	42.9	—	425.7
Intangible assets, net	—	14.6	5.7	—	20.3
Investment in subsidiaries	475.4	72.7	—	(548.1)	—
Other assets	0.8	7.0	—	—	7.8
Non-current assets of discontinued operations	—	38.8	—	—	38.8
Total assets	$839.5	$843.2	$116.9	$(788.4)	$1,011.2
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2.2	$25.2	$3.9	$—	$31.3
Accrued expenses	8.7	29.8	1.9	—	40.4
Accrued compensation	5.0	25.6	3.5	—	34.1
Billings in excess of costs and earnings on uncompleted contracts	—	36.0	2.2	—	38.2
Amounts due to affiliated companies	—	207.6	32.7	(240.3)	—
Other current liabilities	0.7	2.3	4.8	—	7.8
Current liabilities of discontinued operations	0.6	22.5	0.1	—	23.2
Total current liabilities	17.2	349.0	49.1	(240.3)	175.0
Long-term debt, net of current portion	293.6	—	—	—	293.6
Other long-term liabilities	12.4	4.7	7.1	—	24.2
Non-current liabilities of discontinued operations	3.8	2.1	—	—	5.9
Total liabilities	327.0	355.8	56.2	(240.3)	498.7
Total stockholders’ equity	512.5	487.4	60.7	(548.1)	512.5
Total liabilities and stockholders’ equity	$839.5	$843.2	$116.9	$(788.4)	$1,011.2

Condensed Consolidating Balance Sheet December 31, 2017 (Unaudited) (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash, cash equivalents and restricted cash	$121.3	$(1.1)	$10.7	$—	$130.9
Accounts receivable and unbilled receivables, net	—	183.8	28.5	—	212.3
Amounts due from affiliated companies	238.1	—	—	(238.1)	—
Inventoried costs	—	30.8	18.2	—	49.0
Other current assets	3.7	13.5	3.4	—	20.6
Current assets of discontinued operations	—	58.6	—	—	58.6
Total current assets	363.1	285.6	60.8	(238.1)	471.4
Property, plant and equipment, net	1.9	49.3	6.8	—	58.0
Goodwill	—	382.8	42.9	—	425.7
Intangible assets, net	—	15.8	6.2	—	22.0
Investment in subsidiaries	471.1	70.0	—	(541.1)	—
Other assets	0.8	7.3	—	—	8.1
Non-current assets of discontinued operations	—	38.8	—	—	38.8
Total assets	$836.9	$849.6	$116.7	$(779.2)	$1,024.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2.3	$27.9	$4.5	$—	$34.7
Accrued expenses	5.7	33.6	3.3	—	42.6
Accrued compensation	5.6	20.7	3.9	—	30.2
Billings in excess of costs and earnings on uncompleted contracts	—	38.2	4.6	—	42.8
Amounts due to affiliated companies	—	206.4	31.7	(238.1)	—
Other current liabilities	1.4	4.3	3.7	—	9.4
Current liabilities of discontinued operations	1.0	28.1	0.1	—	29.2
Total current liabilities	16.0	359.2	51.8	(238.1)	188.9
Long-term debt, net of current portion	293.5	—	—	—	293.5
Other long-term liabilities	12.1	5.1	6.9	—	24.1
Non-current liabilities of discontinued operations	3.8	2.2	—	—	6.0
Total liabilities	325.4	366.5	58.7	(238.1)	512.5
Total stockholders’ equity	511.5	483.1	58.0	(541.1)	511.5
Total liabilities and stockholders’ equity	$836.9	$849.6	$116.7	$(779.2)	$1,024.0

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended April 1, 2018 (Unaudited) (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$42.7	$3.3	$—	$46.0
Product sales	—	85.5	16.4	(4.9)	97.0
Total revenues	—	128.2	19.7	(4.9)	143.0
Cost of service revenues	—	30.4	2.5	—	32.9
Cost of product sales	—	63.2	11.0	(4.9)	69.3
Total costs	—	93.6	13.5	(4.9)	102.2
Gross profit	—	34.6	6.2	—	40.8
Selling, general and administrative expenses	0.4	26.7	3.1	—	30.2
Research and development expenses	—	3.2	0.4	—	3.6
Operating income (loss) from continuing operations	(0.4)	4.7	2.7	—	7.0
Other income (expense):
Interest income (expense), net	(5.2)	0.1	—	—	(5.1)
Other income (expense), net	(0.8)	0.8	0.3	—	0.3
Total other income (expense), net	(6.0)	0.9	0.3	—	(4.8)
Income (loss) from continuing operations before income taxes	(6.4)	5.6	3.0	—	2.2
Provision for income taxes from continuing operations	0.1	0.5	0.3	—	0.9
Income (loss) from continuing operations	(6.5)	5.1	2.7	—	1.3
Loss from discontinued operations	—	(3.5)	—	—	(3.5)
Equity in net income (loss) of subsidiaries	4.3	2.7	—	(7.0)	—
Net income (loss)	$(2.2)	$4.3	$2.7	$(7.0)	$(2.2)
Comprehensive income (loss)	$(2.3)	$4.3	$2.6	$(6.9)	$(2.3)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended March 26, 2017 (Unaudited) (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$46.6	$2.6	$—	$49.2
Product sales	—	73.3	12.7	(3.2)	82.8
Total revenues	—	119.9	15.3	(3.2)	132.0
Cost of service revenues	—	33.1	1.9	—	35.0
Cost of product sales	—	54.0	10.1	(3.2)	60.9
Total costs	—	87.1	12.0	(3.2)	95.9
Gross profit	—	32.8	3.3	—	36.1
Selling, general and administrative expenses	2.1	25.1	3.1	—	30.3
Research and development expenses	—	4.0	0.4	—	4.4
Operating income (loss) from continuing operations	(2.1)	3.7	(0.2)	—	1.4
Other income (expense):
Interest income (expense), net	(8.2)	—	—	—	(8.2)
Loss on extinguishment of debt	(2.1)	—	—	—	(2.1)
Other income (expense), net	—	—	0.2	—	0.2
Total other income (expense), net	(10.3)	—	0.2	—	(10.1)
Income (loss) from continuing operations before income taxes	(12.4)	3.7	—	—	(8.7)
Provision for income taxes from continuing operations	0.1	1.0	0.3	—	1.4
Income (loss) from continuing operations	(12.5)	2.7	(0.3)	—	(10.1)
Income (loss) from discontinued operations	(0.1)	0.2	—	—	0.1
Equity in net income (loss) of subsidiaries	2.6	(0.3)	—	(2.3)	—
Net income (loss)	$(10.0)	$2.6	$(0.3)	$(2.3)	$(10.0)
Comprehensive income (loss)	$(9.9)	$2.6	$(0.2)	$(2.4)	$(9.9)

Condensed Consolidating Statement of Cash Flows Three Months Ended April 1, 2018 (Unaudited) (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(3.1)	$10.2	$(0.6)	$—	$6.5
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(1.9)	1.9	—	—
Investment in affiliated companies	—	—	—	—	—
Change in restricted cash	—	—	—	—	—
Proceeds from sale of assets	—	—	—	—	—
Capital expenditures	—	(6.2)	(0.5)	—	(6.7)
Net cash provided by (used in) investing activities from continuing operations	—	(8.1)	1.4	—	(6.7)
Financing activities:
Repayment of debt	—	—	(0.2)	—	(0.2)
Debt issuance costs	(0.1)	—	—	—	(0.1)
Proceeds from the issuance of common stock	(1.1)	—	—	—	(1.1)
Proceeds from the sale of employee stock purchase plan shares	1.8	—	—	—	1.8
Net cash provided by (used in) financing activities from continuing operations	0.6	—	(0.2)	—	0.4
Net cash flows of continuing operations	(2.5)	2.1	0.6	—	0.2
Net operating cash flows from discontinued operations	(0.4)	(2.7)	—	—	(3.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	0.2	—	0.2
Net increase (decrease) in cash, cash equivalents and restricted cash	$(2.9)	$(0.6)	$0.8	$—	$(2.7)

Condensed Consolidating Statement of Cash Flows Three Months Ended March 26, 2017 (Unaudited) (in millions)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(1.5)	$(4.7)	$0.8	$—	$(5.4)
Investing activities:
Investment in affiliated companies	(14.6)	—	—	14.6	—
Capital expenditures	—	(4.9)	(0.2)	—	(5.1)
Net cash provided by (used in) investing activities from continuing operations	(14.6)	(4.9)	(0.2)	14.6	(5.1)
Financing activities:
Extinguishment of long-term debt	(64.0)	—	—	—	(64.0)
Repayment of debt	—	—	(0.3)	—	(0.3)
Proceeds from the issuance of common stock	81.9	—	—	—	81.9
Proceeds from the sale of employee stock purchase plan shares	0.8	—	—	—	0.8
Financing from affiliated companies	—	14.6	—	(14.6)	—
Net cash provided by (used in) financing activities from continuing operations	18.7	14.6	(0.3)	(14.6)	18.4
Net cash flows of continuing operations	2.6	5.0	0.3	—	7.9
Net operating cash flows from discontinued operations	(0.4)	(3.9)	—	—	(4.3)
Net investing cash flows from discontinued operations	(0.2)	—	—	—	(0.2)
Net increase in cash, cash equivalents and restricted cash	$2.0	$1.1	$0.3	$—	$3.4

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” relating to our future financial performance, the market for our services and our expansion plans and opportunities. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements reflect our current beliefs, expectations and projections, are based on assumptions, and are subject to known and unknown risks and uncertainties that could cause our actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of these factors are beyond our ability to control or predict. As a result, you should not place undue reliance on forward-looking statements. Important risks and uncertainties that could cause our actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, but are not limited to: changes or cutbacks in spending or the appropriation of funding by the federal government, including the U.S. Department of Defense (the “DoD”), which could cause delays, cancellations or reductions of key government contracts; bid protests; changes in the scope or timing of our projects; the timing, rescheduling or cancellation of significant customer contracts and agreements, or consolidation by or the loss of key customers; risks of adverse regulatory action or litigation; risks associated with debt leverage; failure to successfully achieve our integration, cost reduction or divestiture strategies; risks related to security breaches, cybersecurity attacks or other significant disruptions of our information systems; and competition in the marketplace, which could reduce revenues and profit margins, as well as the additional risks and uncertainties described in this Quarterly Report, in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2018 (the “Form 10-K”), and in other reports that we have filed with the SEC. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except as required by law, we assume no responsibility for updating any forward-looking statements, whether as a result of new information, future events or otherwise.

All references to “us,” “we,” “our,” the “Company” and “Kratos” refer to Kratos Defense & Security Solutions, Inc., a Delaware corporation, and its wholly owned subsidiaries.

Overview

Kratos is a government contractor at the forefront of the U.S. Department of Defense’s (the “DoD”) Third Offset Strategy and Rapid Innovation Initiatives. Kratos is a leading technology, intellectual property, proprietary product and system company focused on the U.S. and its allies’ national security. Kratos is a recognized industry leader in the rapid development, demonstration and fielding of high technology systems and products at an affordable cost. A key element of our business plan is to make Company-funded investments related to key platforms, products and systems, so that we own the related intellectual property, providing us designed in, sole and single source positions with our offerings. We are an industry leader in high performance, jet powered, unmanned aerial drone target systems used to test weapon systems and to train the warfighter and a provider of high performance unmanned combat aerial systems for force multiplication and amplification. We are also an industry leader in space communications, microwave electronics, cyber security/warfare, missile defense and combat and training systems. Our workforce is primarily engineering and technically oriented with a significant number of employees holding national security clearances. Substantially all of our work is performed at customer locations, in a secure facility or at a critical infrastructure location. Our primary end customers are national and homeland security related agencies. We believe that our technology, intellectual property, proprietary products and designed-in positions on our customers’ programs, platforms and systems gives us a competitive advantage and creates a high barrier to entry into our markets. Our entire organization is focused on executing our strategy of becoming the leading technology and intellectual property based company in our industry.

Industry Update

On February 9, 2018, Congress approved and the President signed the Bipartisan Budget Act of 2018, which provides that:

1.	spending limits created by the Budget Control Act of 2011 will be increased by approximately $300 billion over the next two years;

2.	defense spending will be increased by $80 billion in the current fiscal year (“FY”) and by $85 billion next year, to approximately $700 billion and $705 billion, respectively;

3.	domestic spending will be increased by $63 billion this year and by $68 billion next year; and

4.	Congress will suspend the debt limit through March 2019, putting the next debt limit vote past the 2018 midterm elections.

Congress and the President also executed a fifth continuing resolution authorization through March 23, 2018, to provide congressional appropriators the time required to appropriately document and allocate the authorized spending. On March 23, 2018, the President signed the Omnibus Appropriations Act for FY18, which provides $1.3 trillion in discretionary funding for federal agencies. In total for FY 2018, Congress appropriated approximately $700 billion for national security, including approximately $630 billion for base discretionary funding and approximately $70 billion in Overseas Contingency Operations funding.

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

Reportable Segments

The Company has historically operated in three reportable segments. The Kratos Government Solutions (“KGS”) reportable segment is comprised of an aggregation of KGS operating segments, including our microwave electronic products, satellite communications, modular systems and defense and rocket support services operating segments. The Unmanned Systems (“US”) reportable segment consists of our unmanned aerial system and unmanned ground and seaborne system businesses. The Public Safety & Security reportable segment (which has been classified as discontinued operations - see Note 3) provides independent integrated solutions for advanced homeland security, public safety, critical infrastructure, and security and surveillance systems for government and commercial applications. We organize our business segments based primarily on the nature of the products, solutions and services offered. Transactions between segments are negotiated and accounted for under terms and conditions similar to other government and commercial contracts, and these intercompany transactions are eliminated in consolidation.

On February 28, 2018, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) to sell the operations of Kratos Public Safety & Security Solutions, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“PSS”), to Securitas Electronic Security, Inc. a Delaware corporation (“Buyer”). Pursuant to the Purchase Agreement, we agreed to sell to the Buyer all of the issued and outstanding capital stock of PSS for a purchase price of $69 million in cash, subject to a net working capital adjustment at closing (the “Transaction”). We expect to receive approximately $70 million of net cash proceeds from the Transaction, after taking into account amounts to be paid by us pursuant to a negotiated transaction services agreement between us and the Buyer, receipt of approximately $7 million in net working capital to be retained by us and associated transaction fees and expenses. We currently expect the Transaction to close in the second quarter of 2018, following the completion of required regulatory and other related approvals.

For additional information regarding our reportable segments, see Note 10 of the Notes to Condensed Consolidated Financial Statements. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets wherever possible.

Key Financial Statement Concepts

Effective January 1, 2018, we adopted the requirements of ASC 606, Revenue from Contracts with Customers (“ASC 606”), utilizing the modified retrospective method as discussed in Notes 1 and 2 to the accompanying Condensed Consolidated Financial Statements. Other than the adoption of ASC 606, there have been no changes to our key financial statement concepts for the three months ended April 1, 2018. For a complete description of our business and a discussion of our critical accounting matters, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.

Comparison of Results for the Three Months Ended April 1, 2018 to the Three Months Ended March 26, 2017

Revenues.  Revenues by operating segment for the three months ended April 1, 2018 and March 26, 2017 are as follows (dollars in millions):

	April 1, 2018	March 26, 2017	$ change	% change
Kratos Government Solutions
Service revenues	$46.0	$49.2	$(3.2)	(6.5)%
Product sales	69.2	67.2	2.0	3.0%
Total Kratos Government Solutions	115.2	116.4	(1.2)	(1.0)%
Unmanned Systems Product sales	27.8	15.6	12.2	78.2%
Total revenues	$143.0	$132.0	$11.0

Total service revenues	$46.0	$49.2	$(3.2)	(6.5)%
Total product sales	97.0	82.8	14.2	17.1%
Total revenues	$143.0	$132.0	$11.0	8.3%

Revenues increased $11.0 million to $143.0 million for the three months ended April 1, 2018 from $132.0 million for the three months ended March 26, 2017. Revenues in our KGS segment decreased $1.2 million due to reductions of approximately $8.1 million resulting from contract losses in our legacy government services business which has been impacted by continued commoditization and price competitiveness in the government services industry due to contract awards on a lowest price technically acceptable (LPTA) basis rather than on a best value basis. These reductions were substantially offset by the approximately $3.2 million impact from the acceleration in revenue recognition resulting from the implementation of ASC 606 along with growth of approximately $3.6 million resulting from recent contract awards in our satellite communications, microwave products and training solutions businesses. Revenues in our US segment increased due to the approximately $4.4 million impact from the acceleration in revenue recognition resulting from the implementation of ASC 606 along with recent contract awards for our aerial target products, which include the commencement in July 2017 of low rate initial production of our SSAT/177 aerial targets for the U.S. Navy and the recent award from the U.S. Army for high performance unmanned aerial systems.

Product sales increased $14.2 million to $97.0 million for the three months ended April 1, 2018 from $82.8 million for the three months ended March 26, 2017, primarily as a result of a $7.7 million impact from the acceleration in revenue recognition resulting from the implementation of ASC 606 along with an increase in production activity in our US segment. As a percentage of total revenue, product sales were 67.8% for the three months ended April 1, 2018 as compared to 62.7% for the three months ended March 26, 2017. Service revenues decreased by $3.2 million to $46.0 million for the three months ended April 1, 2018 from $49.2 million for the three months ended March 26, 2017. The decrease was primarily related to reductions in our legacy government services businesses within KGS.

Cost of Revenues.  Cost of revenues increased $6.3 million to $102.2 million for the three months ended April 1, 2018 from $95.9 million for the three months ended March 26, 2017. The increase in cost of revenues was primarily a result of the increase in revenues discussed above.

Gross margin increased to 28.5% for the three months ended April 1, 2018 from 27.3% for the three months ended March 26, 2017. Margins on services decreased to 28.5% for the three months ended April 1, 2018 from 28.9% for the three months ended March 26, 2017, due primarily to a less favorable mix of revenues. Margins on products increased to 28.6% for the three months ended April 1, 2018 from 26.4% for the three months ended March 26, 2017, primarily due to the mix of products produced. Margins in the KGS segment remained flat at 29.8% for the three months ended April 1, 2018 and 29.8% for the three months ended March 26, 2017. Margins in the US segment increased to 23.4% for the three months ended April 1, 2018 from 9.0% for the three months ended March 26, 2017, primarily due to a more favorable mix of products being produced during the three months ended April 1, 2018 and due to the migration from development to production on certain platforms and the leverage on the overhead and manufacturing base due to the increase in production volumes.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expense was $29.8 million for the three months ended April 1, 2018 and $30.0 million for the three months ended March 26, 2017. As a percentage of revenues, SG&A decreased to 20.8% at April 1, 2018 from 22.7% at March 26, 2017, which is primarily due to the leverage on the fixed SG&A infrastructure as revenues have increased, as well as the impact of cost reduction actions taken during 2017.

Research and Development (“R&D”) Expenses.  R&D expenses decreased $0.8 million to $3.6 million for the three months ended April 1, 2018 from $4.4 million for the three months ended March 26, 2017, with the primary decreases in the Company’s satellite and communications business. As a percentage of revenues, R&D decreased to 2.5% for the three months ended April 1, 2018 from 3.3% of revenues in the three months ended March 26, 2017. R&D expenditures are primarily related to investments we are making in conjunction with our customers, with the objectives of the Company’s products being the new platform for or “designed-in” to certain new long-term program opportunities and the Company owning certain intellectual property rights for products that support these programs as well as technology upgrades and refresh activities that are necessary for the next generation of our existing product lines specifically in our technology and satellite communications business.

Unused Office Space, Restructuring Expenses, and Other. The expense of $0.4 million for the three months ended April 1, 2018 was primarily due to employee termination costs related to personnel reduction actions taken in the first quarter of 2018. The expense of $0.3 million for the three months ended March 26, 2017 was primarily due to employee termination costs related to personnel reduction actions taken in the first quarter of 2017.

Other Expense, Net.  Other expense, net decreased to $4.8 million from $10.1 million for the three months ended April 1, 2018 and March 26, 2017, respectively. The decrease in expense of $5.3 million is primarily related to the loss of $1.4 million and the realization of $0.4 million of unamortized issuance cost and $0.3 million of unamortized discount from the repurchase and extinguishment of $62.7 million of our 7% Notes (as defined below), resulting in a $2.1 million loss on extinguishment of debt in the first quarter of 2017 along with a $3.0 million reduction in interest expense reflecting the Company’s refinance of its Senior Notes in November 2017, which resulted in a reduced borrowing rate from 7.0% to 6.5% and a reduced outstanding principal balance from $431 million to $300 million.

Provision for Income Taxes.  Income tax expense for the three months ended April 1, 2018 and March 26, 2017 was $0.9 million and $1.4 million, respectively. For the three months ended April 1, 2018 and March 26, 2017, the expense was a function of the estimated effective tax rate for the year. The estimated effective tax rate is driven by estimated foreign taxes, estimated federal and state taxes, permanent book/tax differences, tax amortization of intangible assets that have an indefinite life under accounting principles generally accepted in the U.S. and the projected income or loss for the year.

Loss from Discontinued Operations. The loss from discontinued operations was $3.5 million for the three months ended April 1, 2018, which includes a $2.0 million increase in contract costs on certain security system deployment projects for a metropolitan transit authority and $0.8 million of transaction expenses related to the pending disposition. The income from discontinued operations was $0.1 million for the three months ended March 26, 2017.

Backlog

     Since our adoption of ASC 606 on January 1, 2018, revenues from remaining performance obligations, also referred to as total backlog, are now calculated as the dollar value of our remaining performance obligations on executed contracts. On April 1, 2018, we had approximately $551.8 million of total backlog, of which $495.4 million was funded. We expect to recognize approximately 55% of the remaining total backlog as revenue in 2018, an additional 26% by 2020 and the balance thereafter. The adoption of ASC 606 resulted in a reduction of approximately $138.6 million of our total backlog as of April 1, 2018. Our comparable total backlog balance as of March 26, 2017, applying the requirements under ASC 606, was approximately $587.8 million of which $521.7 million was funded.

Total backlog is our estimate of the amount of revenue expected to be realized over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Total backlog can include award fees, incentive fees, or other variable consideration estimated at the most likely amount to which the Company is expected to be entitled to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur. Total backlog can include both funded and unfunded future revenue under government contracts. Total backlog does not include orders for which neither party has performed and which each party has the unilateral right to terminate a wholly unperformed contract without compensating the other party. As such, total backlog generally does not include options for additional performance obligations which have not been executed unless they are considered a material right of the base agreement/contract. For indefinite delivery or indefinite quantity (“IDIQ”) contracts, only awarded or funded task orders are included for backlog purposes.

We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus an estimate of the future revenue expected to be realized from commercial contracts that are under firm orders. Funded backlog does not include the full potential value of the Company’s contracts because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly or quarterly basis even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriation and the procuring agency allocates funding to the contract.

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

Liquidity and Capital Resources

As of April 1, 2018, we had cash and cash equivalents of $127.8 million compared with cash and cash equivalents of $130.5 million as of December 31, 2017, which includes $11.6 million and $10.7 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, however, earnings of these foreign subsidiaries are essentially considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. they could be repatriated, and their repatriation into the U.S. may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

Our total debt, including capital lease obligations, principal due on our Notes, and other term debt decreased from $294.3 million at December 31, 2017 to $294.1 million at April 1, 2018, due to the principal payment required on our ten-year term loan with a bank in Israel, offset partially by the amortization of the discount on our Notes and the amortization of deferred financing costs.

We use our operating cash flow to finance trade accounts receivable, fund necessary increases in inventory, fund capital expenditures, our internal research and development investments and our ongoing operations, service our debt and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services since a number of our receivables are contractually billable and due to us only when certain contractual milestones are achieved. Financing increases in inventory balances is necessary to fulfill shipment requirements to meet delivery schedules of our customers. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our days sales outstanding have increased to 133 days at April 1, 2018 from 116 days as of December 31, 2017, primarily as a result of certain contractual billing milestones that have not yet been attained, such as equipment shipments and deliveries on certain products, and for certain flight requirements that must be fulfilled on certain aerial target programs, or final billings which are not due until completion on certain projects, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time. In addition, we used our working capital during the three months ended March 26, 2017 to build inventory of approximately $8.9 million in anticipation of future scheduled product deliveries.

A summary of our net cash provided by (used in) operating activities from continuing operations, investing activities from continuing operations, and financing activities from continuing operations and our cash flows from discontinued operations from our condensed consolidated statements of cash flows is as follows (in millions):

	Three Months Ended
	April 1, 2018	March 26, 2017
Net cash provided by (used in) operating activities from continuing operations	$6.5	$(5.4)
Net cash used in investing activities from continuing operations	(6.7)	(5.1)
Net cash provided by financing activities from continuing operations	0.4	18.4
Net operating cash flows of discontinued operations	(3.1)	(4.3)
Net investing cash flows of discontinued operations	$—	$(0.2)

Net cash provided by operating activities from continuing operations for the three months ended April 1, 2018 was positively impacted by increased operating income as compared to the three months ended March 26, 2017, offset by changes in working capital accounts. The net use in working capital accounts for the three months ended April 1, 2018 includes approximately $1.1 million of internal development investments we are making related to the Low Cost Attritable Unmanned Aerial System Demonstration (“LCASD”). For fiscal 2018, we expect to spend an additional $5.0 million to $7.0 million on internal development efforts that are the remaining non-capital expenditures related for the LCASD program.

Net cash used in investing activities from continuing operations for the three months ended April 1, 2018 is comprised of capital expenditures, which consist primarily of investments in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business for the three months ended April 1, 2018. Net cash used in investing activities for the three months ended March 26, 2017 is comprised of capital expenditures, which consist primarily of investment in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business, as well as expenditures related to internal capital investments to build Company-owned capital aerial targets and related support equipment and tooling related to the LCASD and UTAP-22 platforms. During the three months ended April 1, 2018, capital expenditures of approximately $4.5 million were incurred in our US business, primarily related to our unmanned combat target initiative. We expect our capital expenditures for fiscal 2018 to be significant due primarily to the capital aerial targets and related support equipment and tooling that we are building related to the LCASD and UTAP-22 platforms in our US business. These capital expenditures are expected to equal an aggregate of approximately $23.0 million to $26.0 million for fiscal 2018, with approximately $14.0 to $17.0 million related to our unmanned aerial system business.

Net cash provided by financing activities from continuing operations was $0.4 million for the three months ended April 1, 2018. Net cash provided by financing activities from continuing operations for the three months ended March 26, 2017 was primarily net proceeds of $81.9 million from an equity offering of 11.9 million shares of common stock, partially offset by $64.0 million used to retire approximately $62.7 million in principal amount of outstanding 7% Notes.

The operating cash flows of discontinued operations for the three month period ended April 1, 2018 is substantially related to the discontinued operations of our Public Safety & Security business unit, including transaction expenses incurred related to the pending divestiture of this business. The operating cash flows of discontinued operations for the three month period ended March 26, 2017 is substantially related to the discontinued operations of our Public Safety & Security business unit. The investing cash flows of discontinued operations for the three months ended March 26, 2017 reflects cash used of $0.2 million, primarily related to the discontinued operations of Herley Industries, Inc. (“Herley”) and certain of Herley’s subsidiaries, including Herley-CTI, Inc., EW Simulation Technology, Ltd. and Stapor Research, Inc. (collectively, the “Herley Entities”).

Contractual Obligations and Commitments

Issuance of 6.5% Senior Secured Notes due 2025

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

The 6.5% Notes are governed by the Indenture, dated as of November 20, 2017 (the “Indenture”), among the Company, our existing and future domestic subsidiaries parties thereto (the “Subsidiary Guarantors”) and Wilmington Trust, National Association, as trustee and collateral agent. A Subsidiary Guarantor can be released from its guarantee if (a) all of the capital stock issued by such Subsidiary Guarantor or all or substantially all of the assets of such Subsidiary Guarantor are sold or otherwise disposed of; (b) we designate such Subsidiary Guarantor as an Unrestricted Subsidiary (as defined in the Indenture); (c) we exercise our legal defeasance option or our covenant defeasance option; or (d) upon satisfaction and discharge of the Indenture or payment in full in cash of the principal of, premium, if any, and accrued and unpaid interest on the 6.5% Notes.

The 6.5% Notes bear interest at a rate of 6.5% per year from the date of original issuance or from the most recent payment date on which interest has been paid or provided for. Interest on the 6.5% Notes is payable in arrears on May 30 and November 30 of each year, beginning on May 30, 2018. The 6.5% Notes are fully and unconditionally guaranteed by the Subsidiary Guarantors.

The 6.5% Notes and the guarantees (as set forth in the Indenture, the “Guarantees”) are our senior secured obligations and are equal in right of payment with all other senior obligations of the Subsidiary Guarantors’ existing and future secured debt to the extent of the assets securing that secured debt. Our obligations under the 6.5% Notes are secured by a first priority lien on substantially all of our assets and the assets of the Subsidiary Guarantors, except with respect to accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property), on which the holders of the 6.5% Notes have a second priority lien, junior to the lien securing our obligations under the Credit Agreement (as defined below).

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

The Indenture contains covenants limiting, among other things, our ability and the Subsidiary Guarantors’ ability to: (a) pay dividends on or make distributions or repurchase or redeem our capital stock or make other restricted payments; (b) incur additional debt and guarantee debt; (c) prepay, redeem or repurchase certain debt; (d) issue certain preferred stock or similar equity securities; (e) make loans and investments; (f) sell assets; (g) incur liens; (h) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (i) enter into transactions with affiliates; and (j) enter into agreements restricting our ability and certain of its subsidiaries’ ability to pay dividends. These covenants are subject to a number of exceptions. As of April 1, 2018, we were in compliance with the covenants contained in the Indenture governing the 6.5% Notes.

The terms of the Indenture require that the net cash proceeds from asset dispositions be either utilized to (i) repay or prepay amounts outstanding under the Credit Agreement unless such amounts are reinvested in similar collateral, (ii) permanently reduce other indebtedness, (iii) make an investment in assets that replace the collateral of the 6.5% Notes or (iv) a combination of (i), (ii) and (iii). To the extent there are any remaining net proceeds from the asset disposition after application of (i), (ii) and (iii), such amounts are required to be utilized to repurchase the 6.5% Notes at par.

The Indenture also provides for events of default which, if any such event occurs, would permit or require the principal, premium, if any, interest, if any, and any other monetary obligations on all the then-outstanding 6.5% Notes to become or to be declared due and payable immediately.

As of April 1, 2018, there was $300.0 million of 6.5% Notes outstanding.

Issuance of 7.00% Senior Secured Notes due 2019

In May 2014, we refinanced our $625.0 million of 10% Senior Secured Notes due in 2017 (the “10% Notes”) with $625.0 million of newly issued 7.00% Senior Secured Notes due in 2019 (the “7% Notes”, and collectively with the 6.5% Notes, the “Notes”). The net proceeds from the issuance of the 7% Notes was $618.5 million after an original issue discount of $6.5 million. We incurred debt issuance costs of $8.8 million associated with the 7% Notes. We utilized the net proceeds from the issuance of the 7% Notes, a $41.0 million draw on our Credit Agreement, as well as cash from operations to extinguish the 10% Notes. The total reacquisition price of the 10% Notes was $661.5 million including a $31.2 million early termination fee, the write-off of $15.5 million of unamortized issue costs, $12.9 million of unamortized premium, along with $5.3 million of additional interest while in escrow, which resulted in a loss on extinguishment of debt of $39.1 million. On October 16, 2014, we exchanged the outstanding 7% Notes for an equal amount of 7% Notes that had been registered under the Act.

The 7% Notes were governed by an Indenture, dated May 14, 2014, among the Company, certain of the Company’s 100% owned domestic subsidiaries and Wilmington Trust, National Association, as trustee and collateral agent. We paid interest on the 7% Notes semi-annually, in arrears, on May 15 and November 15 of each year. The 7% Notes included customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control.

During the year ended December 25, 2016, we repurchased and extinguished $14.5 million of the outstanding 7% Notes, which resulted in a gain of $0.4 million offset by $0.1 million of unamortized issuance cost and $0.1 million of unamortized discount resulting in a gain on extinguishment of debt of $0.2 million.

During the quarter ended March 26, 2017, we repurchased and extinguished $62.7 million of the outstanding 7% Notes, which resulted in a loss of $1.4 million and the realization of $0.4 million of unamortized issuance cost and $0.3 million of unamortized discount resulting in a loss on extinguishment of debt of $2.1 million.

During the quarter ended December 31, 2017, we redeemed and extinguished the remaining $372.8 million of outstanding 7% Notes, which resulted in a loss of $12.0 million and the realization of $1.9 million of unamortized issuance cost and $1.3 million of unamortized discount resulting in a loss on extinguishment of debt of $15.2 million.

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

The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, and investments, and limits on other various payments, as well as a financial covenant relating to a minimum fixed charge coverage ratio of 1.15:1 (as modified per the Third Amendment and the Fourth Amendment, as defined and discussed below). Events of default under the terms of the Credit Agreement include, but are not limited to: our failure to pay any principal of any loans in full when due and payable; our failure to pay any interest on any loan or any fee or other amount payable under the Credit Agreement within three business days after the date when due and payable; our failure or the failure of any of our subsidiaries to comply with certain covenants and agreements, subject to applicable grace periods and/or notice requirements; any representation, warranty or statement made in or pursuant to the Credit Agreement or any related writing or any other material information furnished by us or any of our subsidiaries to the Agent or the lenders proving to be false or erroneous; and the occurrence of an event or condition having or reasonably likely to have a material adverse effect, which includes a material adverse effect on the business, operations, condition (financial or otherwise) or our prospects or our ability to repay our obligations. Where an event of default arises from certain bankruptcy events, the commitments will automatically and immediately terminate and the principal of, and interest then outstanding on, all of the loans will become immediately due and payable. Subject to certain notice requirements and other conditions, upon the occurrence of an event of default, including the occurrence of a condition having or reasonably likely to have a material adverse effect, commitments may be terminated and the principal of, and interest then outstanding on, all of the loans may become immediately due and payable. As of April 1, 2018, no event of default had occurred and we believe that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Credit Agreement, have not occurred and the likelihood of such events or conditions occurring is remote.

On May 31, 2015, we entered into a third amendment (the “Third Amendment”) to the Credit Agreement. Under the terms of the Third Amendment, the definitions of certain terms of the Credit Agreement were modified, the disposition of the Herley Entities was approved by the lenders, a minimum $175.0 million repurchase of the 7% Notes by us was required, and the payment in full of the outstanding balance of the Credit Agreement was required. Additionally, the measurement of the fixed charge coverage ratio of 1.15:1 was modified as follows: (i) the fixed charge coverage ratio will not be measured as of the end of any quarterly reporting period ending after June 30, 2015, if on such date (a) there are no outstanding revolving loans or swingline loans and (b) the aggregate amount outstanding under letters of credit is less than or equal to $17.0 million, and (ii) as to any subsequent quarterly reporting period ending after June 30, 2015, and not covered by clause (i) above, a fixed charge coverage ratio of at least 1.05:1 must be maintained if the percentage of (a) outstanding revolving loans plus the sum of the outstanding swingline loans and outstanding letters of credit that are in excess of $17.0 million, to (b) the revolving credit commitment, minus the Herley Disposition Proceeds Reinvestment Reserve (as defined in the Third Amendment) is greater than 0.00% but less than 15.00% or a fixed charge coverage ratio of at least 1.10:1 must be maintained if the aforementioned percentage is equal to or greater than 15.00% but less than 25.00%. In all other instances, a fixed charge coverage ratio of at least 1.15:1 must be maintained. For purposes of computing the fixed charge coverage ratio, the associated reduction in consolidated interest expense in connection with the repurchase of the 7% Notes with proceeds from the sale of the Herley Entities shall be deemed to have occurred on the first day of the most recently completed four quarterly reporting periods prior to the sale.

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

Borrowings under the revolving credit facility may take the form of a base rate revolving loan, Eurodollar revolving loan or swingline loan. Base rate revolving loans and swingline loans will bear interest at a rate per annum equal to the sum of the Applicable Margin (as defined in the Credit Agreement) from time to time in effect plus the highest of (i) the Agent’s prime lending rate, as in effect at such time, (ii) the federal funds rate, as in effect at such time, plus 0.50% per annum and (iii) the Adjusted LIBO Rate (as defined in the Credit Agreement) determined at such time for an interest period of one month, plus 1.00% per annum. Eurodollar revolving loans will bear interest at a rate per annum equal to the sum of the Applicable Margin from time to time in effect plus the Adjusted LIBO Rate. The Applicable Margin varies between 1.00%-1.50% for base rate revolving loans and swingline loans and 2.00%-2.50% for Eurodollar loans, and is based on several factors including our then-existing borrowing base and the lenders’ total commitment amount and revolving credit exposure. The calculation of our borrowing base takes into account several items relating to us and our subsidiaries, including amounts due and owing under billed and unbilled accounts receivable, then held eligible raw materials inventory, work-in-process inventory, and applicable reserves.

The measurement of a minimum fixed charge coverage ratio under the Credit Agreement was modified in November 2017 to require measurement if Excess Availability (as defined in the Credit Agreement) is less than fifty percent of the lesser of the borrowing base or the total commitment amount.

As of April 1, 2018, there were no borrowings outstanding on the Credit Agreement and $9.6 million was outstanding on letters of credit, resulting in net borrowing base availability of $59.0 million. We were in compliance with the financial covenants of the Credit Agreement and its amendments as of April 1, 2018.

Debt Acquired in Acquisition

 We assumed a $10.0 million ten-year term loan with a bank in Israel entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance under the term loan as of April 1, 2018 was $0.5 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement governing the term loan contains various covenants, including a minimum net equity covenant as defined in the loan agreement. We were in compliance with all covenants contained in the loan agreement as of April 1, 2018.

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

Effective January 1, 2018, we adopted the requirements of ASC 606 utilizing the modified retrospective method as discussed in Notes 1 and 2 to the accompanying Condensed Consolidated Financial Statements. Other than the adoption of ASC 606, there have been no significant changes to our “Critical Accounting Policies or Estimates” as compared to the significant accounting policies described in the Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Since December 31, 2017, there have been no material changes in the quantitative or qualitative aspects of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in the Form 10-K.

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 1, 2018.

Changes in Internal Control Over Financial Reporting

We operate under the COSO (Committee of Sponsoring Organizations) 2013 Framework. There was no change in our internal control over financial reporting during the three months ended April 1, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 12 of the Notes to the Condensed Consolidated Financial Statements contained within this Quarterly Report for a discussion of our legal proceedings.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
2.1#†	Stock Purchase Agreement, dated May 31,2015, among Kratos Defense & Security Solutions, Inc., Herley Industries, Inc., Ultra Electronics Defense Inc. and Ultra Electronics Holdings plc.	10-Q	08/06/2015 (001-34460)	2.4
2.2#	Stock Purchase Agreement, dated February 28, 2018, among Kratos Defense & Security Solutions, Inc., Kratos Public Safety & Security Solutions, Inc. and Securitas Electronic Security, Inc.				*
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc., as amended.	10-K	02/27/2017 (001-34460)	3.1
3.2	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc.,as amended.	10-K	02/27/2017 (001-34460)	3.2
4.1	Specimen Stock Certificate.	10-K	02/27/2017 (001-34460)	4.1
4.2	Indenture, dated as of May 14, 2014, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent (including the Form of 7.00% Senior Secured Notes due 2019).	8-K	05/15/2014 (001-34460)	4.1
4.3	Registration Rights Agreement, dated as of May 14, 2014, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors party thereto, and SunTrust Robinson Humphrey, Inc., as Representative of the Initial Purchasers.	8-K	05/15/2014 (001-34460)	10.1
4.4	Indenture, dated as of November 20, 2017, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent.	8-K	11/21/2017 (001-34460)	4.1
4.5	First Supplemental Indenture, dated as of December 21, 2017, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantor as party thereto, and Wilmington Trust, National Association, as Trustee.	10-K	02/28/2018 (001-34460)	4.5
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.				*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.				*
101
Financial statements from the Quarterly Report on Form 10-Q of Kratos Defense & Security Solutions, Inc. for the quarter ended April 1, 2018 formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Notes to the Condensed Consolidated Financial Statements.
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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ MARIA CERVANTES DE BURGREEN, CPA
Maria Cervantes de Burgreen
Vice President and Corporate Controller
(Principal Accounting Officer)
Date:	May 10, 2018