Form 10-Q
period 2018-07-01
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2018-08-02
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
As of July 27, 2018, 103,737,760 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2018

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)
 (Unaudited)

	July 1, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$182.8	$130.5
Restricted cash	0.3	0.4
Accounts receivable, net	66.2	74.2
Unbilled receivables, net	160.6	138.1
Inventoried costs	49.0	49.0
Prepaid expenses	8.4	11.1
Other current assets	10.1	9.5
Current assets of discontinued operations	7.4	58.6
Total current assets	484.8	471.4
Property, plant and equipment, net	62.1	58.0
Goodwill	425.7	425.7
Intangible assets, net	18.8	22.0
Other assets	7.2	8.1
Non-current assets of discontinued operations	—	38.8
Total assets	$998.6	$1,024.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39.8	$34.7
Accrued expenses	38.4	40.9
Accrued compensation	34.1	30.2
Accrued interest	1.7	1.7
Billings in excess of costs and earnings on uncompleted contracts	32.9	42.8
Other current liabilities	13.0	9.4
Current liabilities of discontinued operations	8.1	29.2
Total current liabilities	168.0	188.9
Long-term debt principal, net of current portion	293.8	293.5
Other long-term liabilities	24.0	24.1
Non-current liabilities of discontinued operations	6.3	6.0
Total liabilities	492.1	512.5
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares outstanding at July 1, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 103,524,353 and 103,297,525 shares issued and outstanding at July 1, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	1,238.8	1,233.7
Accumulated other comprehensive loss	(1.4)	(1.4)
Accumulated deficit	(730.9)	(720.8)
Total stockholders’ equity	506.5	511.5
Total liabilities and stockholders’ equity	$998.6	$1,024.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Service revenues	$47.0	$53.8	$93.0	$103.0
Product sales	104.2	94.1	201.2	176.9
Total revenues	151.2	147.9	294.2	279.9
Cost of service revenues	33.2	39.1	66.1	74.1
Cost of product sales	78.7	71.3	148.0	132.2
Total costs	111.9	110.4	214.1	206.3
Gross profit	39.3	37.5	80.1	73.6
Selling, general and administrative expenses	30.1	31.9	59.9	61.9
Research and development expenses	3.6	4.1	7.2	8.5
Restructuring expenses and other	3.0	—	3.4	0.3
Operating income from continuing operations	2.6	1.5	9.6	2.9
Other income (expense):
Interest expense, net	(5.7)	(7.2)	(10.8)	(15.4)
Loss on extinguishment of debt	—	—	—	(2.1)
Other income (expense), net	(0.6)	0.1	(0.3)	0.3
Total other expense, net	(6.3)	(7.1)	(11.1)	(17.2)
Loss from continuing operations before income taxes	(3.7)	(5.6)	(1.5)	(14.3)
Provision for income taxes from continuing operations	0.1	1.3	1.0	2.7
Loss from continuing operations	(3.8)	(6.9)	(2.5)	(17.0)
Discontinued operations
Income (loss) from operations of discontinued components	(5.7)	1.3	(9.6)	1.6
Income tax benefit (expense)	1.8	(0.6)	2.2	(0.8)
Income (loss) from discontinued operations	(3.9)	0.7	(7.4)	0.8
Net loss	$(7.7)	$(6.2)	$(9.9)	$(16.2)
Basic and diluted loss per common share:
Loss from continuing operations	$(0.04)	$(0.08)	$(0.02)	$(0.21)
Income (loss) from discontinued operations	(0.03)	0.01	(0.08)	0.01
Net loss per common share	$(0.07)	$(0.07)	$(0.10)	$(0.20)

Basic and diluted weighted average common shares outstanding	103.7	86.6	103.7	82.0
Comprehensive Loss
Net loss (from above)	$(7.7)	$(6.2)	$(9.9)	$(16.2)
Change in cumulative translation adjustment	0.1	—	—	0.1
Comprehensive loss	$(7.6)	$(6.2)	$(9.9)	$(16.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	July 1, 2018	June 25, 2017
Operating activities:
Net loss	$(9.9)	$(16.2)
Loss (income) from discontinued operations	7.4	(0.8)
Loss from continuing operations	(2.5)	(17.0)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	9.2	10.9
Stock-based compensation	3.4	4.0
Deferred income taxes	(0.7)	2.2
Amortization of deferred financing costs	0.5	0.7
Amortization of discount on Senior Secured Notes	—	0.4
Loss on extinguishment of debt	—	2.1
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	8.1	7.7
Unbilled receivables	(23.7)	(9.9)
Inventoried costs	0.5	(7.2)
Prepaid expenses and other assets	3.2	(5.9)
Accounts payable	6.0	3.6
Accrued expenses	(1.4)	(5.6)
Accrued compensation	3.9	(2.9)
Advance payments received on contracts	(0.6)	1.4
Accrued interest	—	(0.5)
Billings in excess of costs and earnings on uncompleted contracts	(8.9)	(0.4)
Income tax receivable and payable	(1.0)	1.2
Other liabilities	5.4	(1.1)
Net cash provided by (used in) operating activities from continuing operations	1.4	(16.3)
Investing activities:
Capital expenditures	(11.0)	(12.5)
Proceeds from sale of assets	67.9	0.6
Net cash provided by (used in) investing activities from continuing operations	56.9	(11.9)
Financing activities:
Extinguishment of long-term debt	—	(64.0)
Debt issuance costs	(0.1)	—
Proceeds (costs) from the issuance of common stock	(1.1)	81.7
Repayment of debt	(0.5)	(0.5)
Proceeds from exercise of restricted stock units, employee stock options, and employee stock purchase plan	1.8	0.6
Net cash provided by financing activities from continuing operations	0.1	17.8
Net cash flows of continuing operations	58.4	(10.4)
Net operating cash flows of discontinued operations	(6.1)	4.0
Net investing cash flows of discontinued operations	—	(0.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	0.1
Net increase (decrease) in cash, cash equivalents and restricted cash	52.2	(6.7)
Cash, cash equivalents and restricted cash at beginning of period	130.9	70.7
Cash, cash equivalents and restricted cash at end of period	$183.1	$64.0

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

 The information as of July 1, 2018 and for the three and six months ended July 1, 2018 and June 25, 2017 is unaudited. The condensed consolidated balance sheet as of December 31, 2017 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 28, 2018 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

 As discussed in “Discontinued Operations” in Note 3, these condensed consolidated financial statements have been recast for all periods presented to reflect the disposition of the Company's Public Safety & Security business unit. Accordingly, PSS (as defined below) and its subsidiaries have been reported in discontinued operations in the condensed consolidated financial statements for all periods presented.

(b)	Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries for which all inter-company transactions have been eliminated in consolidation.

(c)	Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year. The three and six month periods ended July 1, 2018 and June 25, 2017 consisted of 13-week periods. There are 52 calendar weeks in the fiscal year ending on December 30, 2018 and 53 calendar weeks in the fiscal year ending on December 31, 2017.

(d)    Accounting Estimates

There have been no significant changes in the Company’s accounting estimates for the three and six months ended July 1, 2018 as compared to the accounting estimates described in the Form 10-K.

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

In February 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 requires that lessees recognize assets and liabilities for the rights and obligations underlying leases with a lease term of more than one year. The amendments in this ASU are effective for annual periods beginning after December 15, 2018. The FASB has proposed a change that would allow a company to elect an optional transition method that applies the new lease requirements through a cumulative-effect adjustment in the period of adoption. The Company expects to adopt the standard on December 31, 2018 using the proposed optional transition method if finalized in its current form. The Company is currently identifying and implementing appropriate changes to its policies, business processes, systems and controls to support lease accounting and disclosures under ASU 2016-02. The Company is reviewing its leases to determine the impact of the adoption of ASU 2016-02 on its consolidated financial statements.

Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, as amended (Topic 606) (“ASC 606”), which establishes a broad principle that requires entities to assess the products or services promised in contracts with customers at contract inception to determine the appropriate unit at which to record revenues, which is referred to as a performance obligation. Revenue is recognized when control of the promised products or services is transferred to customers, at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those products or services. The new standard supersedes GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the present standards. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

ASC 606 may be applied either retrospectively or through the use of a modified-retrospective method. The full retrospective method requires companies to recast each prior reporting period presented as if the new guidance had always existed. Under the modified retrospective method, companies would recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings at the date of initial application. The Company adopted the new revenue standard through the use of the modified-retrospective method. The cumulative effects of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018 was recorded as a decrease in opening equity of $0.2 million. Additional disclosures have been included in Note 2 in accordance with the ASU. The following changes were made to the Company’s condensed consolidated balance sheet on January 1, 2018 as a result of the adoption of ASC 606 (in millions):

	Balance at January 1, 2018	ASC 606 Adjustment	Adjusted Balance at January 1, 2018

Assets
Unbilled receivables, net	$138.1	$1.3	$139.4
Inventoried costs	49.0	(0.3)	48.7

Liabilities
Accrued expenses	$40.9	$(0.6)	$40.3
Billings in excess of costs and earnings on uncompleted contracts	42.8	1.8	44.6

Stockholders’ Equity
Accumulated deficit	$(720.8)	$(0.2)	$(721.0)

The following table summarizes the impacts of ASC 606 adoption on the Company’s operating income from continuing operations for the three and six months ended July 1, 2018 (in millions):

	For the three months ended			For the six months ended
	July 1, 2018			July 1, 2018
		Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)		Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
	As Reported			As Reported
Service revenues	$47.0	$47.0	$—	$93.0	$93.0	$—
Product sales	104.2	100.6	3.6	201.2	190.0	11.2
Total revenues	151.2	147.6	3.6	294.2	283.0	11.2
Cost of service revenue	33.2	33.2	—	66.1	66.1	—
Cost of product sales	78.7	74.7	4.0	148.0	139.7	8.3
Total costs	111.9	107.9	4.0	214.1	205.8	8.3
Gross profit	39.3	39.7	(0.4)	80.1	77.2	2.9
Selling, general and administrative expenses	30.1	30.1	—	59.9	59.9	—
Operating income from continuing operations	$2.6	$3.0	$(0.4)	$9.6	$6.7	$2.9

The following table summarizes the impacts of ASC 606 adoption on the Company’s balance sheet as of July 1, 2018 (in millions):

	July 1, 2018
		Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
	As Reported
Assets
Accounts receivable, net	$66.2	$65.4	$0.8
Unbilled receivables, net	160.6	151.9	8.7
Inventoried costs	49.0	57.3	(8.3)

Liabilities
Billings in excess of costs and earnings on uncompleted contracts	32.9	34.6	(1.7)

Stockholders’ Equity
Accumulated deficit	$(730.9)	$(733.8)	$2.9

Other than the adjustments noted above, there have been no changes in the Company’s significant accounting policies for the six months ended July 1, 2018 as compared to the significant accounting policies described in the Form 10-K.

(f)	Fair Value of Financial Instruments

The carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at July 1, 2018 and December 31, 2017 are presented in Note 9. The carrying value of all other financial instruments, including cash equivalents, accounts receivable, unbilled receivables, accounts payable, accrued expenses, billings in excess of cost and earnings on uncompleted contracts, income taxes payable and short-term debt, approximated their estimated fair values at July 1, 2018 and December 31, 2017 due to the short-term nature of these instruments.

Note 2. Revenue Recognition

As described in Note 1, the Company adopted ASC 606 on January 1, 2018, using the modified retrospective method. The Company recorded a decrease in opening equity of $0.2 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact of adopting ASC 606 for the three months ended July 1, 2018 was an increase of $3.6 million to revenues and a corresponding increase in cost of revenues of $4.0 million. The impact of adopting ASC 606 for the six months ended July 1, 2018 was an increase of $11.2 million to revenues and a corresponding increase in cost of revenues of $8.3 million. Total net cash provided by operating activities from continuing operations, total net cash provided by investing activities from continuing operations and total net cash provided by financing activities on the Company’s consolidated statements of cash flows were not impacted by the adoption of ASC 606. Discontinued operations were not affected by the implementation of ASC 606.

The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for periods prior to January 1, 2018 were prepared under the guidance of FASB Accounting Standards Codification (“ASC”) 605, Revenue Recognition. The adoption of ASC 606 represents a change in accounting principle. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services and products. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these services and products.

Prior to the adoption of ASC 606, the Company recognized the majority of its revenues using the percentage-of completion method of accounting. Based on the nature of products provided or services performed, revenue was recorded as costs were incurred (the “percentage-of-completion cost-to-cost method”) or as units were delivered (the “percentage-of completion units-of-delivery method”). For the majority of contracts, the customer obtains control or receives benefits as work is performed on the contract. As a result, under ASC 606 revenue is recognized over a period of time utilizing the percentage-of-completion cost-to-cost method. This change generally results in an acceleration of revenue for contracts that were historically accounted for using the percentage-of-completion units-of-delivery method as revenues are now recognized earlier in the performance period as costs are incurred.

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

Remaining Performance Obligations

Since the Company’s adoption of ASC 606 on January 1, 2018, revenues from remaining performance obligations are now calculated as the dollar value of the remaining performance obligations on executed contracts. On July 1, 2018, the Company had approximately $501.9 million of remaining performance obligations. The Company expects to recognize approximately 44% of the remaining performance obligations as revenue in 2018, an additional 34% by 2020, and the balance thereafter.

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

Based on this analysis, any quarterly adjustments to net sales, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if it is determined the Company will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if it is determined the Company will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of the Company’s performance obligations. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined. No adjustment on any one contract was material to the Company’s unaudited condensed consolidated financial statements for the six month periods ended July 1, 2018 and June 25, 2017. Total adjustments were not significant for the six month period ended July 1, 2018.

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

Contract assets consist of unbilled receivables, primarily related to long-term contracts where revenue recognized under the cost-to-cost method exceeds amounts billed to customers. Unbilled receivables are classified as current assets and, in accordance with industry practice, include amounts that may be billed and collected beyond one year due to the long term nature of many of the Company’s contracts. Accumulated contract costs in unbilled receivables include direct production costs, factory and engineering overhead, production tooling costs, and, for government contracts, recovery of allowable general and administrative expenses. Unbilled receivables also include certain estimates of variable consideration described above. These contract assets are not considered a significant financing component of the Company’s contracts as the payment terms are intended to protect the customer in the event the Company does not perform on its obligations under the contract.

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

Net contract assets (liabilities) are as follows (in millions):

	July 1, 2018	January 1, 2018	Net Change
Contract assets	$160.6	$139.4	$21.2
Contract liabilities	$35.3	$46.8	$(11.5)
Net contract assets	$125.3	$92.6	$32.7

Contract assets increased $21.2 million during the six months ended July 1, 2018, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the six months ended July 1, 2018 for which the Company has not yet billed. There were no significant impairment losses related to any receivables or contract assets arising from the Company’s contracts with customers during the six months ended July 1, 2018. Contract liabilities decreased $11.5 million during the six months ended July 1, 2018, primarily due to revenue recognized in excess of payments received on these performance obligations.  For the three and six months ended July 1, 2018, the Company recognized revenue of $18.5 million and $29.5 million, respectively, that was previously included in the beginning balance of contract liabilities.

Disaggregation of Revenue

The following series of tables presents the Company’s revenue disaggregated by several categories. For the majority of contracts, the customer obtains control or receives benefits as work is performed on the contract. Revenue by contract type was as follows (in millions):

	Three Months Ended	Six Months Ended
	July 1, 2018	July 1, 2018
Kratos Government Solutions
Fixed price	$101.5	$203.3
Cost plus fee	7.2	14.4
Time and materials	6.9	13.1
Total Kratos Government Solutions	115.6	230.8
Unmanned Systems
Fixed price	29.1	51.0
Cost plus fee	5.9	11.4
Time and materials	0.6	1.0
Total Unmanned Systems	35.6	63.4
Total Revenues	$151.2	$294.2

Revenue by customer was as follows:

	Three Months Ended	Six Months Ended
	July 1, 2018	July 1, 2018
Kratos Government Solutions
U.S. Government (1)	$72.1	$143.0
International (2)	29.0	55.9
U.S. Commercial and other customers	14.5	31.9
Total Kratos Government Solutions	115.6	230.8
Unmanned Systems
U.S. Government (1)	28.9	53.0
International (2)	6.6	10.3
U.S. Commercial and other customers	0.1	0.1
Total Unmanned Systems	35.6	63.4
Total Revenues	$151.2	$294.2

(1) Sales to the U.S. Government include sales from contracts for which we are the prime contractor, as well as those for which we are a subcontractor and the ultimate customer is the U.S. Government. Each of the Company's segments derives substantial revenue from the U.S. Government.

(2) International sales include sales from contracts for which we are the prime contractor, as well as those for which we are a subcontractor and the ultimate customer is an international customer. These sales include foreign military sales contracted through the U.S. Government, direct sales with governments outside the U.S. and commercial sales with customers outside the U.S.

Note 3. Discontinued Operations

On February 28, 2018, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) to sell the operations of Kratos Public Safety & Security Solutions, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“PSS”), to Securitas Electronic Security, Inc., a Delaware corporation (“Buyer”). On June 11, 2018, the Company completed the sale of all of the issued and outstanding capital stock of PSS to Buyer for a purchase price of $69 million in cash, subject to a net working capital adjustment at closing (the “Transaction”). The Company expects to receive approximately $70 million of net cash proceeds from the Transaction, after taking into account amounts to be paid by the Company pursuant to a negotiated transaction services agreement between the Company and Buyer, receipt by the Company of approximately $7 million in net working capital to be retained by the Company, and associated transaction fees and expenses. The Company currently expects that the net working capital retained by the Company will be collected by the end of 2018 once certain legacy projects are completed and the project close-out process has been completed. The Company incurred approximately $2.7 million of transaction related costs, which has been reflected in the loss from discontinued operations in the periods incurred. The Company expects to recognize a net break-even on the Transaction once the aggregate net proceeds described above have been collected. Any changes or adjustments to the expected net proceeds will be reflected in future periods.

The terms of the Indenture (as defined below) for the Company’s 6.5% Notes (as defined below) require that the net cash proceeds from asset dispositions (within 360 days from the date of any such sale) be either utilized to (i) repay or prepay amounts outstanding under the Credit Agreement (as defined below) unless such amounts are reinvested in similar collateral, (ii) permanently reduce other secured indebtedness and equally and ratably reduce obligations under the 6.5% Notes through open market purchases of 6.5% Notes at or above par, (iii) make an investment in assets that replace the collateral for the 6.5% Notes or (iv) a combination of (i), (ii) and (iii). To the extent there are any remaining net proceeds from such asset disposition after application of (i), (ii) and (iii), such amounts are required to be utilized to repurchase the 6.5% Notes at par.

The Company intends to utilize the net proceeds from the Transaction to fund growth initiatives by making investments in similar collateral in accordance with the terms of the Indenture.

In accordance with ASC 360-10-45-9, Property, Plant, and Equipment (Topic 360) and ASC 205-20-45-3 Presentation of Financial Statements (Topic 205), PSS and its subsidiaries have been reported in discontinued operations in the accompanying condensed consolidated financial statements for all periods presented.

The following table presents the results of discontinued operations (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Revenue	$19.2	$37.9	$43.1	$74.7
Cost of sales	14.5	28.0	33.4	55.8
Selling, general and administrative expenses	8.5	8.7	16.6	17.4
Other (income) expense, net	1.9	(0.1)	2.7	(0.1)
Income (loss) from discontinued operations before income taxes	(5.7)	1.3	(9.6)	1.6
Gain on disposal of discontinued operations before income taxes	—	—	—	—
Total gain (loss) on discontinued operations before income taxes	(5.7)	1.3	(9.6)	1.6
Income tax benefit (expense)	1.8	(0.6)	2.2	(0.8)
Income (loss) from discontinued operations	$(3.9)	$0.7	$(7.4)	$0.8

Operating results for 2018 are through the date of divestiture of June 11, 2018. Revenue and operating results for the six months ended July 1, 2018 were impacted by approximately $1.8 million and $2.0 million, respectively, of cost adjustments on certain security system deployment projects for a mass transit authority. Transaction expenses of $1.9 million and $2.7 million primarily comprised of investment advisory fees, legal fees, and other direct transaction expenses related to the Transaction were included in Other (income) expense, net for the three and six months ended July 1, 2018, respectively. Depreciation expense included in Selling, general and administrative expenses was $0.1 million and $0.1 million for the three months ended July 1, 2018 and June 25, 2017, respectively, and $0.1 million and $0.1 million for the six months ended July 1, 2018 and June 25, 2017, respectively.

The following is a summary of the assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets as of July 1, 2018 and December 31, 2017 (in millions):

	July 1, 2018	December 31, 2017
Cash and cash equivalents	$—	$(0.9)
Accounts receivable, net and unbilled receivables, net	7.1	56.0
Inventoried costs	—	1.5
Other current assets	0.3	2.0
Current assets of discontinued operations	$7.4	$58.6

Property, plant and equipment, net	$—	$3.0
Goodwill	—	35.6
Other assets	—	0.2
Non-current assets of discontinued operations	$—	$38.8

Accounts payable	$0.8	$14.2
Accrued expenses	0.5	4.7
Accrued compensation	—	4.6
Billings in excess of cost and earnings on uncompleted contracts	—	4.3
Other current liabilities	6.8	1.4
Current liabilities of discontinued operations	$8.1	$29.2
Non-current liabilities of discontinued operations	$6.3	$6.0

Note 4. Goodwill and Intangible Assets

(a)	Goodwill

The carrying amounts of goodwill as of July 1, 2018 and December 31, 2017 by reportable segment are as follows (in millions):

	Kratos Government Solutions	Unmanned Systems	Total
Gross value	$567.9	$111.1	$679.0
Less accumulated impairment	239.5	13.8	253.3
Net	$328.4	$97.3	$425.7

(b)    Purchased Intangible Assets

The following table sets forth information for finite-lived and indefinite-lived intangible assets (in millions):

	As of July 1, 2018			As of December 31, 2017
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$52.6	$(49.9)	$2.7	$52.6	$(49.1)	$3.5
Contracts and backlog	29.9	(25.7)	4.2	29.9	(24.8)	5.1
Developed technology and technical know-how	25.0	(20.0)	5.0	25.0	(18.6)	6.4
Trade names	1.4	(1.4)	—	1.4	(1.3)	0.1
Total finite-lived intangible assets	108.9	(97.0)	11.9	108.9	(93.8)	15.1
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$115.8	$(97.0)	$18.8	$115.8	$(93.8)	$22.0

Consolidated amortization expense related to intangible assets subject to amortization was $3.2 million and $5.3 million for the six months ended July 1, 2018 and June 25, 2017, respectively.

Note 5. Inventoried Costs

Inventoried costs consisted of the following components (in millions):

	July 1, 2018	December 31, 2017
Raw materials	$32.4	$35.9
Work in process	14.6	11.4
Finished goods	2.0	2.3
Subtotal inventoried costs	49.0	49.6
Less: Customer advances and progress payments	—	(0.6)
Total inventoried costs	$49.0	$49.0

Note 6. Stockholders’ Equity

A summary of the changes in stockholders’ equity is provided below (in millions):

	For the Six Months Ended
	July 1, 2018	June 25, 2017
Stockholders’ equity at beginning of period	$511.5	$276.4
Impact from the adoption of ASC 606 (Note 1)	(0.2)	—
Comprehensive loss:
Net loss	(9.9)	(16.2)
Change in cumulative translation adjustment	—	0.1
Total comprehensive loss	(9.9)	(16.1)
Exercise of stock options and warrants	—	0.4
Stock-based compensation	3.4	4.0
Issuance of common stock for cash	—	81.9
Issuance of common stock for employee stock purchase plan	1.8	1.4
Restricted stock units traded for taxes	(0.1)	(1.0)
Stockholders’ equity at end of period	$506.5	$347.0

The components of accumulated other comprehensive loss are as follows (in millions):

	For the Six Months Ended
	July 1, 2018	June 25, 2017
Cumulative translation adjustment	$(1.0)	$(0.9)
Post-retirement benefit reserve adjustment net of tax expense	(0.4)	(0.6)
Accumulated other comprehensive loss	$(1.4)	$(1.5)

There were no reclassifications from accumulated other comprehensive loss to net loss for the six months ended July 1, 2018 and June 25, 2017.

Common stock issued by the Company for the six months ended July 1, 2018 and June 25, 2017 was as follows (in millions):

	For the Six Months Ended
	July 1, 2018	June 25, 2017
Shares outstanding at beginning of the period	103.3	73.9
Stock issued for cash	—	11.9
Stock issued for employee stock purchase plan, stock options and restricted stock units exercised	0.2	0.8
Shares outstanding at end of the period	103.5	86.6

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

Shares from stock options and awards, excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive, were 0.4 million and 0.4 million for the three and six months ended July 1, 2018, respectively, and 0.2 million and 0.2 million for the three and six months ended June 25, 2017, respectively.

Note 8. Income Taxes

The U.S. government enacted tax legislation commonly known as the U.S. Tax Cuts and Jobs Act of 2017 on December 22, 2017 (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including but not limited to, a reduction to the U.S. federal corporate income tax rate from 35% to 21%; a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries (the “Transition Tax”); eliminating the corporate alternative minimum tax (AMT) and changing realization of AMT credits; changing rules related to uses and limitations of net operating loss (NOL) carryforwards created in tax years after December 31, 2017; changes to the limitations on available interest expense deductions; and changes to other existing deductions and business-related exclusions. The SEC issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which provides guidance on the accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date to complete the accounting under ASC 740, “Income Taxes.” The Company’s accounting for the income tax effects of the Tax Act is incomplete. In accordance with SAB 118, the Company was able to make reasonable estimates on certain effects of the Tax Act reflected in the financial statements as of December 31, 2017. There have been no material changes to the provisional amounts as disclosed in the 2017 Form 10-K. We are continuing to evaluate the estimates used to record and disclose the effects of the Tax Act.

The Tax Act subjects a U.S. parent to the base erosion minimum tax (“BEAT”) and a current tax on its global intangible low-taxed income (“GILTI”). The Company has elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred. The Company estimates that the effect from the BEAT and GILTI taxes on its effective tax rate will not be material.

A reconciliation of the income tax provision from continuing operations computed by applying the statutory federal income tax rate of 21% to loss from continuing operations before income taxes to the income tax provision for the three and six months ended July 1, 2018, and applying the statutory federal income tax rate of 35% to loss from continuing operations before income taxes to the income tax provision for the three and six months ended June 25, 2017 was as follows (in millions):

	For the Three Months Ended		For the Six Months Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Income tax benefit at federal statutory rate	$(0.8)	$(2.0)	$(0.3)	$(5.0)
State and foreign taxes, net of federal tax benefit and valuation allowance	(0.1)	0.2	0.1	0.4
GILTI	(0.3)	—	(0.2)	—
Nondeductible expenses and other	(0.3)	0.6	(0.2)	1.0
Impact of deferred tax liabilities for indefinite-lived assets	(0.8)	1.6	(0.4)	2.7
Increase (decrease) in reserves for uncertain tax positions	1.1	(0.1)	1.4	—
Increase in federal valuation allowance	1.3	1.0	0.6	3.6
Total income tax provision	$0.1	$1.3	$1.0	$2.7

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
For the six months ended July 1, 2018, such limitations did not impact the income tax provision, since the amount of taxable income did not exceed the annual limitation amount. However, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOLs or other tax attributes may be further limited.
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
As of December 31, 2017, the Company had $14.0 million of unrecognized tax benefits that, if recognized, would impact the Company’s effective income tax rate for continuing operations, subject to possible offset by an increase in the deferred tax asset valuation allowance. During the six months ended July 1, 2018, unrecognized tax benefits increased by $1.0 million relating to various current year positions. As of December 31, 2017, the Company had $1.6 million of unrecognized tax benefits related to discontinued operations. During the six months ended July 1, 2018, there was a decrease of $1.6 million in unrecognized tax benefits related to discontinued operations due to the disposition of the Company’s PSS division. In connection with the Company’s disposition of the PSS division, the Company entered into an agreement to indemnify the Buyer for any pre-acquisition tax liabilities. As a result of this arrangement, the Company recorded amounts that have historically been classified as unrecognized tax benefits into other long term liabilities.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the six months ended July 1, 2018 and June 25, 2017, a $0.4 million expense and $0.2 million expense, respectively, were recorded related to interest and penalties related to unrecognized tax benefits. For the six months ended July 1, 2018, there was a decrease of $0.8 million for interest and penalties removed as a result of the disposition of PSS. For the six months ended June 25, 2017, there was no material benefit recorded related to the removal of interest and penalties. The Company believes that it is reasonably possible that as much as $0.4 million of the liabilities for uncertain tax positions will expire within twelve months of July 1, 2018 due to the expiration of various applicable statutes of limitation.

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

The 6.5% Notes are governed by the Indenture, dated as of November 20, 2017 (the “Indenture”), among the Company, the Company’s existing and future domestic subsidiaries parties thereto (the “Subsidiary Guarantors”) and Wilmington Trust,

National Association, as trustee and collateral agent. A Subsidiary Guarantor can be released from its guarantee if (i) all of the capital stock issued by such Subsidiary Guarantor or all or substantially all of the assets of such Subsidiary Guarantor are sold or otherwise disposed of; (ii) the Company designates such Subsidiary Guarantor as an Unrestricted Subsidiary (as defined in the Indenture); (iii) the Company exercises its legal defeasance option or its covenant defeasance option; or (iv) upon satisfaction and discharge of the Indenture or payment in full in cash of the principal of, premium, if any, and accrued and unpaid interest on the 6.5% Notes.

The 6.5% Notes bear interest at a rate of 6.5% per year from the date of original issuance or from the most recent payment date on which interest has been paid or provided for. Interest on the 6.5% Notes is payable in arrears on May 30 and November 30 of each year, beginning on May 30, 2018. The 6.5% Notes are fully and unconditionally guaranteed by the Subsidiary Guarantors.

The 6.5% Notes and the guarantees (as set forth in the Indenture) are the Company’s senior secured obligations and are equal in right of payment with all other senior obligations of the Subsidiary Guarantors’ existing and future secured debt to the extent of the assets securing that secured debt. The Company’s obligations under the 6.5% Notes are secured by a first priority lien on substantially all of the Company’s assets and the assets of the Subsidiary Guarantors, except with respect to accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property), on which the holders of the 6.5% Notes have a second priority lien, junior to the lien securing the Company’s obligations under the Credit Agreement (as defined below).

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

The Indenture contains covenants limiting, among other things, the Company’s ability and the Subsidiary Guarantors’ ability to: (i) pay dividends on or make distributions or repurchase or redeem the Company’s capital stock or make other restricted payments; (ii) incur additional debt and guarantee debt; (iii) prepay, redeem or repurchase certain debt; (iv) issue certain preferred stock or similar equity securities; (v) make loans and investments; (vi) sell assets; (vii) incur liens; (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; (ix) enter into transactions with affiliates; and (x) enter into agreements restricting the Company’s ability and certain of its subsidiaries’ ability to pay dividends. These covenants are subject to a number of exceptions. As of July 1, 2018, the Company was in compliance with the covenants contained in the Indenture governing the 6.5% Notes.

The terms of the Indenture require that the net cash proceeds from asset dispositions (within 360 days from the date of any such sale) be either utilized to (i) repay or prepay amounts outstanding under the Credit Agreement unless such amounts are reinvested in similar collateral, (ii) permanently reduce other secured indebtedness and equally and ratably reduce obligations under the 6.5% Notes through open market purchases of 6.5% Notes at or above par, (iii) make an investment in assets that replace the collateral for the 6.5% Notes or (iv) a combination of (i), (ii) and (iii). To the extent there are any remaining net proceeds from such asset disposition after application of (i), (ii) and (iii), such amounts are required to be utilized to repurchase the 6.5% Notes at par.

The Indenture also provides for events of default which, if any such event occurs, would permit or require the principal, premium, if any, interest, if any, and any other monetary obligations on all the then-outstanding 6.5% Notes to become or to be declared due and payable immediately.

As of July 1, 2018, there was $300.0 million in 6.5% Notes outstanding. Following the Transaction (see Note 3), the Company currently intends to invest the net proceeds from the Transaction in replacement collateral under the Credit Agreement and Indenture within the 360 days following the Transaction.

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

The 7% Notes were governed by an Indenture, dated May 14, 2014 among the Company, certain of the Company’s subsidiaries and Wilmington Trust, National Association, as trustee and collateral agent. The Company paid interest on the 7% Notes semi-annually, in arrears, on May 15 and November 15 of each year. The 7% Notes included customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control.

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

(c)    Other Indebtedness

Credit Agreement

On May 14, 2014, the Company entered into a $110.0 million Credit and Security Agreement, dated May 14, 2014 (the “Credit Agreement”), with the lenders from time to time party thereto, SunTrust Bank, as Agent (the “Agent”), PNC Bank, National Association, as Joint Lead Arranger and Documentation Agent (“PNC Bank”), and SunTrust Robinson Humphrey, Inc., as Joint Lead Arranger and Sole Book Runner (“SunTrust Robinson Humphrey”). The Credit Agreement established a five-year senior secured revolving credit facility in the maximum amount of $110.0 million (subject to a potential increase of the maximum principal amount to $135.0 million, subject to the Agent’s and applicable lenders’ approval as described therein), consisting of a subline for letters of credit in an amount not to exceed $50.0 million, as well as a swingline loan in an aggregate principal amount at any time outstanding not to exceed $10.0 million. The obligations under the Credit Agreement are secured by (i) a first priority lien on the Company’s accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property) and (ii) a second priority lien, junior to the lien securing the Notes, on all of the Company’s other assets.

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

On May 31, 2015, the Company entered into a third amendment (the “Third Amendment”) to the Credit Agreement. Under the terms of the Third Amendment, the definitions of certain terms of the Credit Agreement were modified, the disposition by the Company of Herley Industries, Inc. and certain of Herley’s subsidiaries, including Herley CTI, Inc., EW Simulation Technology, Ltd. and Stapor Research, Inc. (collectively, the “Herley Entities”), was approved by the lenders, a minimum $175.0 million repurchase of the 7% Notes by the Company was required and the payment in full of the outstanding balance of the Credit Agreement was required. Additionally, the measurement of the fixed charge coverage ratio of 1.15:1 was modified as follows: (i) the fixed charge coverage ratio will not be measured as of the end of any quarterly reporting period ending after June 30, 2015, if on such date (a) there are no outstanding revolving loans or swingline loans and (b) the aggregate amount outstanding under letters of credit is less than or equal to $17.0 million, and (ii) as to any subsequent quarterly reporting period ending after June 30, 2015, and not covered by clause (i) above, a fixed charge coverage ratio of at least 1.05:1 must be maintained if the percentage of (a) outstanding revolving loans plus the sum of the outstanding swingline loans and outstanding letters of credit that are in excess of $17.0 million, to (b) the revolving credit commitment, minus the Herley Disposition Proceeds Reinvestment Reserve (as defined in the Third Amendment) is greater than 0.00% but less than 15.00% or a fixed charge coverage ratio of at least 1.10:1 must be maintained if the aforementioned percentage is equal to or greater than 15.00% but less than 25.00%. In all other instances, a fixed charge coverage ratio of at least 1.15:1 must be maintained. For purposes of computing the fixed charge coverage ratio, the associated reduction in consolidated interest expense in connection with the repurchase of the 7% Notes with proceeds from the sale of the Herley Entities shall be deemed to have occurred on the first day of the most recently completed four quarterly reporting periods prior to the sale.

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

On November 20, 2017, the Company entered into an amended and restated Credit Agreement with the lenders from time to time party thereto, the Agent, PNC Bank and SunTrust Robinson Humphrey. As amended and restated, the Credit Agreement establishes a five-year senior secured revolving credit facility in the aggregate principal amount of $90.0 million (subject to a potential increase of the aggregate principal amount to $115.0 million, subject to the Agent’s and applicable lenders’ approval), consisting of a subline for letters of credit in an amount not to exceed $50.0 million, as well as a swingline loan in an aggregate principal amount at any time outstanding not to exceed $10.0 million.

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

On June 11, 2018, the Company entered into a first amendment (the “First Amendment”) to the amended and restated Credit Agreement. Among other things, the First Amendment permitted the consummation of the Transaction, provided that certain conditions, including application of the proceeds in accordance with the terms of documents governing the Company’s outstanding indebtedness, were satisfied.

As of July 1, 2018, there were no borrowings outstanding on the Credit Agreement and $9.3 million outstanding on letters of credit, resulting in net borrowing base availability of $57.1 million. The Company was in compliance with the financial covenants of the Credit Agreement and its amendments as of July 1, 2018.

Debt Acquired in Acquisition

The Company has a $10.0 million ten-year term loan with a bank in Israel entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance under the term loan as of July 1, 2018 was $0.3 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR, plus a margin of 1.5%. The loan agreement governing the term loan contains various covenants, including a minimum net equity covenant as defined in the loan agreement. The Company was in compliance with all covenants contained in this loan agreement as of July 1, 2018.

Fair Value of Long-term Debt

Carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at July 1, 2018 and December 31, 2017 are presented in the following table:

	As of July 1, 2018			As of December 31, 2017
$ in millions	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Total long-term debt including current portion	$300.3	$294.1	$311.5	$300.8	$294.3	$312.7

The fair value of the Company’s long-term debt was based upon actual trading activity (Level 1, Observable inputs -quoted prices in active markets).

 As of July 1, 2018, the difference between the carrying amount of $294.1 million and the principal amount of $300.3 million presented in the table above is the unamortized debt issuance costs of $6.2 million, which are being accreted to interest expense over the term of the related debt. As of December 31, 2017, the difference between the carrying amount of $294.3 million and the principal amount of $300.8 million presented in the table above is the unamortized debt issuance costs of $6.5 million, which are being accreted to interest expense over the term of the related debt.

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

As discussed in “Discontinued Operations” in Note 3, on June 11, 2018, the Company completed the sale of its PSS business unit which had previously been reported as a separate reportable business segment. Accordingly, PSS and its subsidiaries have been reported in discontinued operations in the accompanying condensed consolidated financial statements for all periods presented.

The Company organizes its reportable segments based on the nature of the products, solutions and services offered. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts. This presentation is consistent with the Company’s operating structure. In the following table, total operating income (loss) from continuing operations of the reportable business segments is reconciled to the corresponding consolidated amount. The reconciling item “unallocated corporate expense, net” includes costs for certain stock-

based compensation programs (including stock-based compensation costs for stock options, employee stock purchase plan and restricted stock units), the effects of items not considered part of management’s evaluation of segment operating performance, merger, acquisition and restructuring expenses, and other corporate costs not allocated to the segments, and other miscellaneous corporate activities.

 Revenues, depreciation and amortization, and operating income generated by the Company’s reportable segments for the three and six month periods ended July 1, 2018 and June 25, 2017 are as follows (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Revenues:
Kratos Government Solutions
Service revenues	$47.0	$53.8	$93.0	$103.0
Product sales	68.6	71.9	137.8	139.1
Total Kratos Government Solutions	115.6	125.7	230.8	242.1
Unmanned Systems
Service revenues	—	—	—	—
Product sales	35.6	22.2	63.4	37.8
Total Unmanned Systems	35.6	22.2	63.4	37.8
Total revenues	$151.2	$147.9	$294.2	$279.9
Depreciation & amortization:
Kratos Government Solutions	$3.3	$3.6	$6.9	$7.3
Unmanned Systems	1.4	1.8	2.3	3.6
Total depreciation and amortization	$4.7	$5.4	$9.2	$10.9
Operating income from continuing operations:
Kratos Government Solutions	$5.0	$5.2	$12.9	$14.3
Unmanned Systems	2.0	(1.9)	2.8	(6.9)
Unallocated corporate expense, net	(4.4)	(1.8)	(6.1)	(4.5)
Operating income from continuing operations	$2.6	$1.5	$9.6	$2.9

Included in the corporate operating income from continuing operations for the three and six months ended July 1, 2018 is $2.3 million and $0.5 million of costs related to a pending legal settlement and associated legal costs, respectively, for a matter involving a former employee that was part of an acquisition of a legacy government services company in 2006.

Note 11. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales contracted through the U.S. government, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government, including foreign military sales, amounted to approximately $106.6 million and $111.3 million, or 70% and 75% of total revenue, for the three months ended July 1, 2018 and June 25, 2017, respectively, and $207.5 million and $207.6 million, or 71% and 74% of total revenue, for the six months ended July 1, 2018 and June 25, 2017, respectively.

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

Other Litigation Matters

The Company is subject to normal and routine litigation arising from the ordinary course and conduct of business and, at times, as a result of acquisitions and dispositions. Such disputes include, for example, commercial, employment, intellectual property, environmental and securities matters. The aggregate amounts accrued related to these matters are not material to the total liabilities of the Company. The Company intends to defend itself in any such matters and does not currently believe that the outcome of any such matters will have a material adverse impact on the Company’s financial condition, results of operations or cash flows. During the second quarter of 2018, the Company entered into a pending legal settlement for $2.3 million related to a matter involving a former employee that was part of an acquisition of a legacy government services company in 2006. The pending settlement and related legal fees of approximately $0.5 million are included in operating expenses for the quarter ended July 1, 2018.

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

Overview

Kratos is a government contractor at the forefront of the DoD’s Third Offset Strategy and Rapid Innovation Initiatives. Kratos is a leading technology, intellectual property, proprietary product and system company focused on the U.S. and its allies’ national security. Kratos is a recognized industry leader in the rapid development, demonstration and fielding of high technology systems and products at an affordable cost. A key element of our business plan is to make Company-funded investments related to key platforms, products and systems, so that we own the related intellectual property, providing us designed in, sole and single source positions with our offerings. We are an industry leader in high performance, jet powered, unmanned aerial drone target systems used to test weapon systems and to train the warfighter and a provider of high performance unmanned combat aerial systems for force multiplication and amplification. We are also an industry leader in space communications, microwave electronics, cyber security/warfare, missile defense and combat and training systems. Our workforce is primarily engineering and technically oriented with a significant number of employees holding national security clearances. Substantially all of our work is performed at customer locations, in a secure facility. Our primary end customers are national and homeland security related agencies. We believe that our technology, intellectual property, proprietary products and designed-in positions on our customers’ programs, platforms and systems gives us a competitive advantage and creates a high barrier to entry into our markets. Our entire organization is focused on executing our strategy of becoming the leading technology and intellectual property based company in our industry.

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

Reportable Segments

The Company has historically operated in three reportable segments. The Kratos Government Solutions (“KGS”) reportable segment is comprised of an aggregation of KGS operating segments, including our microwave electronic products, satellite communications, modular systems and defense and rocket support services operating segments. The Unmanned Systems (“US”) reportable segment consists of our unmanned aerial system and unmanned ground and seaborne system businesses. The Public Safety & Security reportable segment (which was divested in June 2018 and has been classified as discontinued operations - see Note 3) previously provided independent integrated solutions for advanced homeland security, public safety, critical infrastructure, and security and surveillance systems for government and commercial applications. We organize our business segments based primarily on the nature of the products, solutions and services offered. Transactions between segments are negotiated and accounted for under terms and conditions similar to other government and commercial contracts, and these intercompany transactions are eliminated in consolidation.

On June 11, 2018, we completed the sale of all the issued and outstanding capital stock of Kratos Public Safety & Security Solutions, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“PSS”), to Securitas Electronic Security, Inc., a Delaware corporation (“Buyer”). Pursuant to the terms of that certain Stock Purchase Agreement, dated February 28, 2018, by and among Kratos, PSS and the Buyer (the “Stock Purchase Agreement”), the Buyer agreed to purchase all of the issued and outstanding capital stock of PSS for a purchase price of $69 million in cash, subject to a net working capital adjustment at closing (the “Transaction”). We expect to receive approximately $70 million of net cash proceeds from the Transaction, after taking into account amounts to be paid by us pursuant to a negotiated transaction services agreement between us and the Buyer, receipt of approximately $7.0 million in net working capital to be retained by the Company, and associated transaction fees and expenses. We currently expect that the net working capital retained by the Company will be collected by the end of 2018 once certain legacy projects are completed and the project close-out process has been completed.

For additional information regarding our reportable segments, see Note 10 of the Notes to condensed consolidated financial statements. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets wherever possible.

Key Financial Statement Concepts

Effective January 1, 2018, we adopted the requirements of Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), utilizing the modified retrospective method as discussed in Notes 1 and 2 to the accompanying condensed consolidated financial statements. Other than the adoption of ASC 606, there have been no changes to our key financial statement concepts for the six months ended July 1, 2018. For a complete description of our business and a discussion of our critical accounting matters, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Form 10-K.

Comparison of Results for the Three Months Ended July 1, 2018 to the Three Months Ended June 25, 2017

Revenues.  Revenues by operating segment for the three months ended July 1, 2018 and June 25, 2017 are as follows (dollars in millions):

	July 1, 2018	June 25, 2017	$ change	% change
Kratos Government Solutions
Service revenues	$47.0	$53.8	$(6.8)	(12.6)%
Product sales	68.6	71.9	(3.3)	(4.6)%
Total Kratos Government Solutions	115.6	125.7	(10.1)	(8.0)%
Unmanned Systems product sales	35.6	22.2	13.4	60.4%
Total revenues	$151.2	$147.9	$3.3

Total service revenues	$47.0	$53.8	$(6.8)	(12.6)%
Total product sales	104.2	94.1	10.1	10.7%
Total revenues	$151.2	$147.9	$3.3	2.2%

Revenues increased $3.3 million to $151.2 million for the three months ended July 1, 2018 from $147.9 million for the three months ended June 25, 2017. Revenues in our KGS segment decreased $10.1 million due to reductions of approximately $8.8 million resulting from contract losses in our legacy government services business which has been impacted by continued commoditization and price competitiveness in the government services industry due to contract awards on a lowest price technically acceptable (“LPTA”) basis rather than on a best value basis and reductions of approximately $1.5 million in our modular systems business. These reductions were substantially offset by approximately $6.3 million of growth in the ballistic missile targets, microwave products and training solutions businesses. Revenues in our US segment increased due to recent contract awards for our aerial target products, which include the commencement in July 2017 of low rate initial production of our SSAT/177 aerial targets for the U.S. Navy and the recent award from the U.S. Army for high performance unmanned aerial systems, aggregating approximately $10.7 million of increased revenues for the three months ended July 1, 2018, along with the approximately $2.7 million impact from the acceleration in revenue recognition resulting from the implementation of ASC 606.

Product sales increased $10.1 million to $104.2 million for the three months ended July 1, 2018 from $94.1 million for the three months ended June 25, 2017, as a result of a $3.6 million impact from the acceleration in revenue recognition resulting from the implementation of ASC 606 along with an increase in production activity in our US segment. As a percentage of total revenue, product sales were 68.9% for the three months ended July 1, 2018 as compared to 63.6% for the three months ended June 25, 2017. Service revenues decreased by $6.8 million to $47.0 million for the three months ended July 1, 2018 from $53.8 million for the three months ended June 25, 2017. The decrease was primarily related to reductions in our legacy government services businesses within KGS.

Cost of Revenues.  Cost of revenues increased $1.5 million to $111.9 million for the three months ended July 1, 2018 from $110.4 million for the three months ended June 25, 2017. The increase in cost of revenues was primarily a result of the revenue changes discussed above.

Gross margin increased to 26.0% for the three months ended July 1, 2018 from 25.4% for the three months ended June 25, 2017. Margins on services increased to 29.4% for the three months ended July 1, 2018 from 27.3% for the three months ended June 25, 2017, due primarily to a more favorable mix of revenues. Margins on product sales increased to 24.5% for the three months ended July 1, 2018 from 24.2% for the three months ended June 25, 2017, due primarily to the mix of products shipped. Margins in the KGS segment increased to 27.6% for the three months ended July 1, 2018 from 25.5% for the three months ended June 25, 2017, primarily as a result of a more favorable mix of revenues. Margins in the US segment decreased to 20.8% for the three months ended July 1, 2018 from 24.3% for the three months ended June 25, 2017, primarily due to a less favorable mix of products being produced during the three months ended July 1, 2018.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expense was $30.1 million for the three months ended July 1, 2018 and $31.9 million for the three months ended June 25, 2017. As a percentage of revenues, SG&A decreased to 19.9% at July 1, 2018 from 21.6% at June 25, 2017 primarily as a result of cost reduction actions taken by the Company.

Research and Development (“R&D”) Expenses.  R&D expenses were $3.6 million for the three months ended July 1, 2018 and $4.1 million for the three months ended June 25, 2017. As a percentage of revenues, R&D decreased to 2.4% for the three months ended July 1, 2018 from 2.8% of revenues in the three months ended June 25, 2017. R&D expenditures are primarily related to investments we are making in conjunction with our customers, with the objectives of the Company’s products being the new platform for or “designed-in” to certain new long-term program opportunities and the Company owning certain intellectual property rights for products that support these programs as well as technology upgrades and refresh activities that are necessary for the next generation of our existing product lines specifically in our technology and satellite communications business.

Restructuring Expenses and Other. The expense of $3.0 million for the three months ended July 1, 2018 was due to a pending litigation settlement of $2.3 million, approximately $0.5 million of litigation-related fees and approximately $0.2 million of employee termination costs related to personnel reduction actions taken in the second quarter of 2018. There was $0.0 million expense for the three months ended June 25, 2017.

Other Expense, Net.  Other expense, net, decreased to $6.3 million from $7.1 million for the three months ended July 1, 2018 and June 25, 2017, respectively. The decrease in expense of $0.8 million is primarily related to a $1.5 million reduction in interest expense reflecting the Company’s refinance of its 7% Notes in November 2017, which resulted in a reduced borrowing rate from 7.0% to 6.5% and a reduced outstanding principal balance from $431 million to $300 million.

Provision for Income Taxes.  Income tax expense for the three months ended July 1, 2018 and June 25, 2017 was $0.1 million and $1.3 million, respectively. For the three months ended July 1, 2018 and June 25, 2017, the expense was primarily a function of the estimated effective tax rate for the year. The estimated effective tax rate is driven by estimated foreign taxes, estimated federal and state taxes, permanent book/tax differences, tax amortization of intangible assets that have an indefinite life under accounting principles generally accepted in the U.S. (“GAAP”) and the projected income or loss for the year.

Income (loss) from Discontinued Operations.  The loss from discontinued operations was $3.9 million for the three months ended July 1, 2018, which includes a gain from disposal of $0.0 million and a loss of $2.0 million from operating activities through the completion of the Transaction and approximately $1.9 million of transaction-related expenses. The income from discontinued operations was $0.7 million for the three months ended June 25, 2017.

Comparison of Results for the Six Months Ended July 1, 2018 to the Six Months Ended June 25, 2017

Revenues.  Revenues by operating segment for the six months ended July 1, 2018 and June 25, 2017 are as follows (dollars in millions):

	July 1, 2018	June 25, 2017	$ change	% change
Kratos Government Solutions
Service revenues	$93.0	$103.0	$(10.0)	(9.7)%
Product sales	137.8	139.1	(1.3)	(0.9)%
Total Kratos Government Solutions	230.8	242.1	(11.3)	(4.7)%
Unmanned Systems product sales	63.4	37.8	25.6	67.7%
Total revenues	$294.2	$279.9	$14.3

Total service revenues	$93.0	$103.0	$(10.0)	(9.7)%
Total product sales	201.2	176.9	24.3	13.7%
Total revenues	$294.2	$279.9	$14.3	5.1%

Revenues increased $14.3 million to $294.2 million for the six months ended July 1, 2018 from $279.9 million for the six months ended June 25, 2017. Revenues in our KGS segment decreased $11.3 million due to reductions of approximately $16.9 million resulting from contract losses in our legacy government services business which has been impacted by continued commoditization and price competitiveness in the government services industry due to contract awards on a LPTA basis rather than on a best value basis. These reductions were substantially offset by the approximately $4.1 million impact from the acceleration in revenue recognition resulting from the implementation of ASC 606 along with growth of approximately $8.7 million resulting from recent contract awards and production in our satellite communications, microwave products and training solutions businesses. Revenues in our US segment increased due to the approximately $7.2 million impact from the acceleration in revenue recognition resulting from the implementation of ASC 606 along with recent contract awards for our aerial target products, which include the commencement in July 2017 of low rate initial production of our SSAT/177 aerial targets for the U.S. Navy and the recent award from the U.S. Army for high performance unmanned aerial systems, which resulted in increased revenues of $18.4 million.

Product sales increased $24.3 million to $201.2 million for the six months ended July 1, 2018 from $176.9 million for the six months ended June 25, 2017, primarily as a result of a $11.3 million impact from the acceleration in revenue recognition resulting from the implementation of ASC 606, along with an increase in production activity in our US segment. As a percentage of total revenue, product sales were 68.4% for the six months ended July 1, 2018 as compared to 63.2% for the six months ended June 25, 2017. Service revenues decreased by $10.0 million to $93.0 million for the six months ended July 1, 2018 from $103.0 million for the six months ended June 25, 2017. The decrease was primarily related to reductions in our legacy government services businesses within KGS.

Cost of Revenues.  Cost of revenues increased $7.8 million to $214.1 million for the six months ended July 1, 2018 from $206.3 million for the six months ended June 25, 2017. The increase in cost of revenues was primarily a result of the revenue changes discussed above.

Gross margin increased to 27.2% for the six months ended July 1, 2018 from 26.3% for the six months ended June 25, 2017. Margins on services increased to 28.9% for the six months ended July 1, 2018 from 28.1% for the six months ended June 25, 2017, due primarily to a more favorable mix of revenues. Margins on product sales increased to 26.4% for the six months ended July 1, 2018 from 25.3% for the six months ended June 25, 2017, primarily due to the mix of products shipped. Margins in the KGS segment increased to 28.7% for the six months ended July 1, 2018 from 27.6% for the six months ended June 25, 2017, primarily as a result of a more favorable mix of revenues. Margins in the US segment increased to 21.9% for the six months ended July 1, 2018 from 18.0% for the six months ended June 25, 2017, primarily due to a more favorable mix of products produced and shipped during the six months ended July 1, 2018 and due to the migration from development to production on certain platforms and the leverage on the overhead and manufacturing base due to the increase in production volumes.

SG&A Expenses.  SG&A expense was $59.9 million for the six months ended July 1, 2018 and $61.9 million for the six months ended June 25, 2017. As a percentage of revenues, SG&A decreased to 20.4% at July 1, 2018 from 22.1% at June 25, 2017, which is primarily due to the leverage on the fixed SG&A infrastructure as revenues have increased, as well as the impact of cost reduction actions taken by the Company.

R&D Expenses.  R&D expenses were $7.2 million for the six months ended July 1, 2018 and $8.5 million for the six months ended June 25, 2017. As a percentage of revenues, R&D decreased to 2.4% for the six months ended July 1, 2018 from 3.0% of revenues in the six months ended June 25, 2017. R&D expenditures are primarily related to investments we are making in conjunction with our customers, with the Company’s objectives for its products being the new platform for or “designed-in” to certain new long-term program opportunities and the Company owning certain intellectual property rights for products that support these programs as well as technology upgrades and refresh activities that are necessary for the next generation of our existing product lines specifically in our technology and satellite communications business.

Restructuring Expenses and Other. The expense of $3.4 million for the six months ended July 1, 2018 was primarily due to a pending litigation settlement, related legal costs of approximately $2.8 million and employee termination costs of approximately $0.6 million related to personnel reduction actions taken in the first and second quarters of 2018. The expense of $0.3 million for the six months ended June 25, 2017 was primarily due to employee termination costs related to personnel reduction actions taken in the first and second quarters of 2017.

Other Expense, Net.  Other expense, net, decreased to $11.1 million from $17.2 million for the six months ended July 1, 2018 and June 25, 2017, respectively. The decrease in other expense, net, of $6.1 million is primarily related to the loss of $1.4 million and the realization of $0.4 million of unamortized issuance cost and $0.3 million of unamortized discount from the repurchase and extinguishment of $62.7 million of our 7% Notes, which resulted in a $2.1 million loss on extinguishment of debt in the first quarter of 2017 along with a $4.5 million reduction in interest expense reflecting the Company’s refinance of its Senior Notes in November 2017, which resulted in a reduced borrowing rate from 7.0% to 6.5% and a reduced outstanding principal balance from $431 million to $300 million.

Provision for Income Taxes.  Income tax expense for the six months ended July 1, 2018 and June 25, 2017 was $1.0 million and $2.7 million, respectively. For the six months ended July 1, 2018 and June 25, 2017, the expense was primarily a function of the estimated effective tax rate for the year. The estimated effective tax rate is driven by estimated foreign taxes, estimated federal and state taxes, permanent book/tax differences, tax amortization of intangible assets that have an indefinite life under GAAP and the projected income or loss for the year.

 Income (loss)from Discontinued Operations. The loss from discontinued operations was $7.4 million for the six months ended July 1, 2018 which includes a gain from disposal of $0.0 million and a loss of $4.7 million from operating activities through the completion of the Transaction and approximately $2.7 million of transaction-related expenses. The income from discontinued operations was $0.8 million for the six months ended June 25, 2017.

Backlog

 Since our adoption of ASC 606 on January 1, 2018, revenues from remaining performance obligations, also referred to as total backlog, are now calculated as the dollar value of our remaining performance obligations on executed contracts. On July 1, 2018, we had approximately $501.9 million of total backlog, of which $451.9 million was funded. We expect to recognize approximately 44% of the remaining total backlog as revenue in 2018, an additional 34% by 2020 and the balance thereafter. The adoption of ASC 606 resulted in a reduction of approximately $200.2 million of our total backlog as of July 1, 2018. Our comparable total backlog balance as of June 25, 2017, applying the requirements under ASC 606, was approximately $542.6 million of which $456.9 million was funded.

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

Liquidity and Capital Resources

As of July 1, 2018, we had cash and cash equivalents of $182.8 million compared with cash and cash equivalents of $130.5 million as of December 31, 2017, which includes $9.0 million and $10.7 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds; however, earnings of these foreign subsidiaries are considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. they could be repatriated, and their repatriation into the U.S. may cause us to incur additional U.S. income taxes or foreign withholding taxes. We do not currently intend to repatriate these earnings.

Our total debt, including principal due on our Notes, and other term debt decreased from $294.3 million at December 31, 2017 to $294.1 million at July 1, 2018, due to the principal payment required on our ten-year term loan with a bank in Israel, offset partially by the amortization of the discount on our Notes and the amortization of deferred financing costs.

We use our operating cash flow to finance trade accounts receivable, fund necessary increases in inventory, fund capital expenditures, our internal research and development investments, our product development investments, and our ongoing operations, service our debt and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services since a number of our receivables are contractually billable and due to us only when certain contractual milestones are achieved. Financing increases in inventory balances is necessary to fulfill shipment requirements to meet delivery schedules of our customers. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our days sales outstanding have increased to 137 days as of July 1, 2018 from 116 days as of December 31, 2017, primarily as a result of certain contractual billing milestones that have not yet been attained, such as equipment shipments and deliveries on certain products, and for certain flight requirements that must be fulfilled on certain aerial target programs, or final billings which are not due until completion on certain projects, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time.

A summary of our net cash provided by (used in) operating activities from continuing operations, investing activities from continuing operations, and financing activities from continuing operations and our cash flows from discontinued operations from our condensed consolidated statements of cash flows is as follows (in millions):

	Six Months Ended
	July 1, 2018	June 25, 2017
Net cash provided by (used in) operating activities from continuing operations	$1.4	$(16.3)
Net cash provided by (used in) investing activities from continuing operations	56.9	(11.9)
Net cash provided by financing activities from continuing operations	0.1	17.8
Net operating cash flows of discontinued operations	(6.1)	4.0
Net investing cash flows of discontinued operations	—	(0.4)

Net cash provided by operating activities from continuing operations for the six months ended July 1, 2018 was positively impacted by increased operating income as compared to the six months ended June 25, 2017, offset by changes in working capital accounts. The net use in working capital accounts for the six months ended July 1, 2018 includes approximately $1.8 million of internal development investments we are making related to the Low Cost Attritable Unmanned Aerial System Demonstration (“LCASD”). For fiscal 2018, we expect to spend $7.0 million to $10.0 million on internal product development efforts that are the remaining non-capital expenditures related for the LCASD program.

Net cash provided by investing activities from continuing operations for the six months ended July 1, 2018 was positively impacted by the approximately $67.9 million net proceeds, net of related transaction expenses, received from the Transaction. These proceeds were partially offset by capital expenditures of $11.0 million, which consist primarily of investments in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business. We expect to receive approximately $70 million of net cash proceeds from the Transaction, after taking into account amounts to be paid by us pursuant to a negotiated transaction services agreement between us and the Buyer, receipt of approximately $7 million in net working capital to be retained by us, and associated transaction fees and expenses. We currently expect that the net working capital retained by the Company will be collected by the end of 2018 once certain legacy projects are completed and the project close-out process has been completed.

Net cash used in investing activities for the six months ended June 25, 2017 is comprised of capital expenditures, which consist primarily of investment in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business, as well as expenditures related to internal capital investments to build Company-owned capital aerial targets and related support equipment and tooling related to the LCASD and UTAP-22 platforms. During the six months ended July 1, 2018, capital expenditures of approximately $7.2 million were incurred in our US business, primarily related to our unmanned combat target initiative. We expect our capital expenditures for fiscal 2018 to be significant due primarily to the capital aerial targets and related support equipment and tooling that we are building related to the LCASD and UTAP-22 platforms in our US business. These capital expenditures are expected to equal an aggregate of approximately $23.0 million to $26.0 million for fiscal 2018, with approximately $14.0 to $17.0 million related to our unmanned aerial system business.

Net cash provided by financing activities from continuing operations was $0.1 million for the six months ended July 1, 2018. Net cash provided by financing activities from continuing operations for the six months ended June 25, 2017 was primarily net proceeds of $81.9 million from our equity offering of 11.9 million shares of common stock, partially offset by $64.0 million used to retire approximately $62.7 million in principal amount of outstanding 7% Notes.

The operating cash flows of discontinued operations for the six month period ended July 1, 2018 is substantially related to the discontinued operations of our Public Safety & Security business unit. The operating cash flows of discontinued operations for the six month period ended June 25, 2017 is substantially related to the discontinued operations of our Public Safety & Security business unit. The investing cash flow from discontinued operations for the six months ended June 25, 2017 reflects cash used of $0.4 million, primarily related to the discontinued operations of Herley Industries, Inc. (“Herley”) and certain of Herley’s subsidiaries, including Herley-CTI, Inc., EW Simulation Technology, Ltd. and Stapor Research, Inc. (collectively, the “Herley Entities”).

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

The 6.5% Notes are governed by the Indenture, dated as of November 20, 2017 (the “Indenture”), among the Company, our existing and future domestic subsidiaries parties thereto (the “Subsidiary Guarantors”) and Wilmington Trust, National Association, as trustee and collateral agent. A Subsidiary Guarantor can be released from its guarantee if (i) all of the capital stock issued by such Subsidiary Guarantor or all or substantially all of the assets of such Subsidiary Guarantor are sold or otherwise disposed of; (ii) we designate such Subsidiary Guarantor as an Unrestricted Subsidiary (as defined in the Indenture); (iii) we exercise our legal defeasance option or our covenant defeasance option; or (iv) upon satisfaction and discharge of the Indenture or payment in full in cash of the principal of, premium, if any, and accrued and unpaid interest on the 6.5% Notes.

The 6.5% Notes bear interest at a rate of 6.5% per year from the date of original issuance or from the most recent payment date on which interest has been paid or provided for. Interest on the 6.5% Notes is payable in arrears on May 30 and November 30 of each year, beginning on May 30, 2018. The 6.5% Notes are fully and unconditionally guaranteed by the Subsidiary Guarantors.

The 6.5% Notes and the guarantees (as set forth in the Indenture) are our senior secured obligations and are equal in right of payment with all other senior obligations of the Subsidiary Guarantors’ existing and future secured debt to the extent of the assets securing that secured debt. Our obligations under the 6.5% Notes are secured by a first priority lien on substantially all of our assets and the assets of the Subsidiary Guarantors, except with respect to accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property), on which the holders of the 6.5% Notes have a second priority lien, junior to the lien securing our obligations under the Credit Agreement (as defined below).

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

The Indenture contains covenants limiting, among other things, our ability and the Subsidiary Guarantors’ ability to: (i) pay dividends on or make distributions or repurchase or redeem our capital stock or make other restricted payments; (ii) incur additional debt and guarantee debt; (iii) prepay, redeem or repurchase certain debt; (iv) issue certain preferred stock or similar equity securities; (v) make loans and investments; (vi) sell assets; (vii) incur liens; (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (ix) enter into transactions with affiliates; and (x) enter into agreements restricting our ability and certain of its subsidiaries’ ability to pay dividends. These covenants are subject to a number of exceptions. As of July 1, 2018, we were in compliance with the covenants contained in the Indenture governing the 6.5% Notes.

The terms of the Indenture require that the net cash proceeds from asset dispositions (within 360 days from the date of any such sale) be either utilized to (i) repay or prepay amounts outstanding under the Credit Agreement unless such amounts are reinvested in similar collateral, (ii) permanently reduce other secured indebtedness and equally and ratably reduce obligations under the 6.5% Notes through open market purchases of 6.5% Notes at or above par, (iii) make an investment in assets that replace the collateral for the 6.5% Notes or (iv) a combination of (i), (ii) and (iii). To the extent there are any remaining net proceeds from such asset disposition after application of (i), (ii) and (iii), such amounts are required to be utilized to repurchase the 6.5% Notes at par.

The Indenture also provides for events of default which, if any such event occurs, would permit or require the principal, premium, if any, interest, if any, and any other monetary obligations on all the then-outstanding 6.5% Notes to become or to be declared due and payable immediately.

As of July 1, 2018, there was $300.0 million of 6.5% Notes outstanding.

Following the Transaction (see Note 3 of the Notes to the condensed consolidated financial statements), the Company currently intends to invest the net proceeds from the Transaction in replacement collateral under the Credit Agreement and Indenture within the 360 days following the Transaction.

Issuance of 7.00% Senior Secured Notes due 2019

In May 2014, we refinanced our $625.0 million of 10% Senior Secured Notes due in 2017 (the “10% Notes”) with $625.0 million of newly issued 7.00% Senior Secured Notes due in 2019 (the “7% Notes” and collectively with the 6.5% Notes, the “Notes”). The net proceeds from the issuance of the 7% Notes was $618.5 million after an original issue discount of $6.5 million. We incurred debt issuance costs of $8.8 million associated with the 7% Notes. We utilized the net proceeds from the issuance of the 7% Notes, a $41.0 million draw on our Credit Agreement, as well as cash from operations to extinguish the 10% Notes. The total reacquisition price of the 10% Notes was $661.5 million including a $31.2 million early termination fee, the write-off of $15.5 million of unamortized issue costs, $12.9 million of unamortized premium, along with $5.3 million of additional interest while in escrow, which resulted in a loss on extinguishment of debt of $39.1 million. On October 16, 2014, we exchanged the outstanding 7% Notes for an equal amount of 7% Notes that had been registered under the Act.

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

Other Indebtedness

Credit Agreement

On May 14, 2014, we entered into a $110.0 million Credit and Security Agreement, dated May 14, 2014 (the “Credit Agreement”), with the lenders from time to time party thereto, SunTrust Bank, as Agent (the “Agent”), PNC Bank, National Association, as Joint Lead Arranger and Documentation Agent (“PNC Bank”), and SunTrust Robinson Humphrey, Inc., as Joint Lead Arranger and Sole Book Runner (“SunTrust Robinson Humphrey”). The Credit Agreement established a five-year senior secured revolving credit facility in the maximum amount of $110.0 million (subject to a potential increase of the maximum principal amount to $135.0 million, subject to the Agent’s and applicable lenders’ approval as described therein), consisting of a subline for letters of credit in an amount not to exceed $50.0 million, as well as a swingline loan in an aggregate principal amount at any time outstanding not to exceed $10.0 million. The obligations under the Credit Agreement are secured by (i) a first priority lien on our accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property) and (ii) a second priority lien, junior to the lien securing the Notes, on all of our other assets.

The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, and investments, and limits on other various payments, as well as a financial covenant relating to a minimum fixed charge coverage ratio of 1.15:1 (as modified per the Third Amendment and the Fourth Amendment, as defined and discussed below). Events of default under the terms of the Credit Agreement include, but are not limited to: our failure to pay any principal of any loans in full when due and payable; our failure to pay any interest on any loan or any fee or other amount payable under the Credit Agreement within three business days after the date when due and payable; our failure or the failure of any of our subsidiaries to comply with certain covenants and agreements, subject to applicable grace periods and/or notice requirements; any representation, warranty or statement made in or pursuant to the Credit Agreement or any related writing or any other material information furnished by us or any of our subsidiaries to the Agent or the lenders proving to be false or erroneous; and the occurrence of an event or condition having or reasonably likely to have a material adverse effect, which includes a material adverse effect on the business, operations, condition (financial or otherwise) or our prospects or our ability to repay our obligations. Where an event of default arises from certain bankruptcy events, the commitments will automatically and immediately terminate and the principal of, and interest then outstanding on, all of the loans will become immediately due and payable. Subject to certain notice requirements and other conditions, upon the occurrence of an event of default, including the occurrence of a condition having or reasonably likely to have a material adverse effect, commitments may be terminated and the principal of, and interest then outstanding on, all of the loans may become immediately due and payable. As of July 1, 2018, no event of default had occurred and we believe that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Credit Agreement, have not occurred and the likelihood of such events or conditions occurring is remote.

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

On November 20, 2017, we entered into an amended and restated Credit Agreement with the lenders from time to time party thereto, the Agent, PNC Bank and SunTrust Robinson Humphrey, Inc. As amended and restated, the Credit Agreement establishes a five-year senior secured revolving credit facility in the aggregate principal amount of $90.0 million (subject to a potential increase of the aggregate principal amount to $115.0 million, subject to SunTrust’s and applicable lenders’ approval), consisting of a subline for letters of credit in an amount not to exceed $50.0 million, as well as a swingline loan in an aggregate principal amount at any time outstanding not to exceed $10.0 million.

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

On June 11, 2018, we entered into a first amendment (the “First Amendment”) to the amended and restated Credit Agreement. Among other things, the First Amendment permitted the consummation of the Transaction, provided that certain conditions, including application of the proceeds in accordance with the terms of documents governing our outstanding indebtedness, were satisfied.

As of July 1, 2018, there were no borrowings outstanding on the Credit Agreement and $9.3 million was outstanding on letters of credit, resulting in net borrowing base availability of $57.1 million. We were in compliance with the financial covenants of the Credit Agreement and its amendments as of July 1, 2018.

Debt Acquired in Acquisition

 We assumed a $10.0 million ten-year term loan with a bank in Israel entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance under the term loan as of July 1, 2018 was $0.3 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement governing the term loan contains various covenants, including a minimum net equity covenant as defined in the loan agreement. We were in compliance with all covenants contained in this loan agreement as of July 1, 2018.

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 1, 2018.

Changes in Internal Control Over Financial Reporting

We operate under the COSO (Committee of Sponsoring Organizations) 2013 Framework. There was no change in our internal control over financial reporting during the three months ended July 1, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

 None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
2.1#†	Stock Purchase Agreement, dated May 31, 2015, among Kratos Defense & Security Solutions, Inc., Herley Industries, Inc., Ultra Electronics Defense Inc. and Ultra Electronics Holdings plc.	10-Q	08/06/2015 (001-34460)	2.4
2.2#	Stock Purchase Agreement, dated February 28, 2018, among Kratos Defense & Security Solutions, Inc., Kratos Public Safety & Security Solutions, Inc. and Securitas Electronic Security, Inc.	10-Q	05/10/2018 (001-34460)	2.2
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc., as amended.	10-K	02/27/2017 (001-34460)	3.1
3.2	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc., as amended.	10-K	02/27/2017 (001-34460)	3.2
4.1	Specimen Stock Certificate.	10-K	02/27/2017 (001-34460)	4.1
4.2	Indenture, dated as of May 14, 2014, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent (including the Form of 7.00% Senior Secured Notes due 2019).	8-K	05/15/2014 (001-34460)	4.1
4.3	Registration Rights Agreement, dated as of May 14, 2014, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors party thereto, and SunTrust Robinson Humphrey, Inc., as Representative of the Initial Purchasers.	8-K	05/15/2014 (001-34460)	10.1
4.4	Indenture, dated as of November 20, 2017, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent.	8-K	11/21/2017 (001-34460)	4.1
4.5	First Supplemental Indenture, dated as of December 21, 2017, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantor as party thereto, and Wilmington Trust, National Association, as Trustee.	10-K	02/28/2018 (001-34460)	4.5
10.1	First Amendment to Amended and Restated Credit and Security Agreement, dated June 11, 2018, among Kratos Defense & Security Solutions, Inc., as Borrower, each of the Credit Parties and Required Lenders party thereto and SunTrust Bank, as Agent.	8-K	06/13/2018 (001-34460)	10.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.				*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.				*
101
Financial statements from the Quarterly Report on Form 10-Q of Kratos Defense & Security Solutions, Inc. for the quarter ended July 1, 2018 formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Notes to the Condensed Consolidated Financial Statements.
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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ MARIA CERVANTES DE BURGREEN, CPA
Maria Cervantes de Burgreen
Vice President and Corporate Controller
(Principal Accounting Officer)
Date:	August 2, 2018