Form 10-Q
period 2018-09-30
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2018-11-06
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number 001-34460

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-3818604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10680 Treena St., Suite 600
San Diego, CA 92131
(858) 812-7300
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

4820 Eastgate Mall, Suite 200
San Diego, CA 92121
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
As of November 2, 2018, 103,752,514 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

INDEX

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017 (unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2018 and October 1, 2017 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and October 1, 2017 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Mine Safety Disclosures	36

Item 5.	Other Information	36

Item 6.	Exhibits	37

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)
 (Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$187.2	$130.5
Restricted cash	0.3	0.4
Accounts receivable, net	60.1	74.2
Unbilled receivables, net	166.1	138.1
Inventoried costs	48.6	49.0
Prepaid expenses	14.2	11.1
Other current assets	11.9	9.5
Current assets of discontinued operations	8.2	58.6
Total current assets	496.6	471.4
Property, plant and equipment, net	65.2	58.0
Goodwill	425.7	425.7
Intangible assets, net	17.5	22.0
Other assets	6.9	8.1
Non-current assets of discontinued operations	—	38.8
Total assets	$1,011.9	$1,024.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41.8	$34.7
Accrued expenses	38.7	40.9
Accrued compensation	32.2	30.2
Accrued interest	6.5	1.7
Billings in excess of costs and earnings on uncompleted contracts	40.5	42.8
Other current liabilities	5.4	9.4
Current liabilities of discontinued operations	7.0	29.2
Total current liabilities	172.1	188.9
Long-term debt principal, net of current portion	294.0	293.5
Other long-term liabilities	27.6	24.1
Non-current liabilities of discontinued operations	6.3	6.0
Total liabilities	500.0	512.5
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 103,752,514 and 103,297,525 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	1,242.4	1,233.7
Accumulated other comprehensive loss	(1.3)	(1.4)
Accumulated deficit	(729.2)	(720.8)
Total stockholders’ equity	511.9	511.5
Total liabilities and stockholders’ equity	$1,011.9	$1,024.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Service revenues	$54.9	$47.6	$147.9	$150.6
Product sales	104.5	109.5	305.7	286.4
Total revenues	159.4	157.1	453.6	437.0
Cost of service revenues	34.3	32.7	100.4	106.8
Cost of product sales	81.0	87.2	229.0	219.4
Total costs	115.3	119.9	329.4	326.2
Gross profit	44.1	37.2	124.2	110.8
Selling, general and administrative expenses	29.5	32.9	89.4	94.8
Research and development expenses	4.4	4.2	11.6	12.7
Restructuring expenses and other	0.1	—	3.5	0.3
Operating income from continuing operations	10.1	0.1	19.7	3.0
Other income (expense):
Interest expense, net	(5.0)	(7.7)	(15.8)	(23.1)
Loss on extinguishment of debt	—	—	—	(2.1)
Other income (expense), net	(0.3)	0.6	(0.6)	0.9
Total other expense, net	(5.3)	(7.1)	(16.4)	(24.3)
Income (loss) from continuing operations before income taxes	4.8	(7.0)	3.3	(21.3)
Provision (benefit) for income taxes from continuing operations	3.4	(1.1)	4.4	1.6
Income (loss) from continuing operations	1.4	(5.9)	(1.1)	(22.9)
Discontinued operations
Income (loss) from operations of discontinued components	0.5	2.9	(9.1)	4.5
Income tax benefit (expense)	(0.2)	(1.3)	2.0	(2.1)
Income (loss) from discontinued operations	0.3	1.6	(7.1)	2.4
Net income (loss)	$1.7	$(4.3)	$(8.2)	$(20.5)
Basic income (loss) per common share:
Income (loss) from continuing operations	$0.01	$(0.07)	$(0.01)	$(0.27)
Income (loss) from discontinued operations	0.01	0.02	(0.07)	0.03
Net income (loss) per common share	$0.02	$(0.05)	$(0.08)	$(0.24)
Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.01	$(0.07)	$(0.01)	$(0.27)
Income (loss) from discontinued operations	0.01	0.02	(0.07)	0.03
Net income (loss) per common share	$0.02	$(0.05)	$(0.08)	$(0.24)

Weighted average common shares outstanding:
Basic	103.9	90.5	103.8	85.0
Diluted	106.4	90.5	103.8	85.0
Comprehensive Income (loss)
Net income (loss) (from above)	$1.7	$(4.3)	$(8.2)	$(20.5)
Change in cumulative translation adjustment	—	(0.2)	—	(0.1)
Comprehensive income (loss)	$1.7	$(4.5)	$(8.2)	$(20.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2018	October 1, 2017
Operating activities:
Net loss	$(8.2)	$(20.5)
Loss (income) from discontinued operations	7.1	(2.4)
Loss from continuing operations	(1.1)	(22.9)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	13.6	16.8
Stock-based compensation	5.1	6.8
Deferred income taxes	0.5	1.8
Amortization of deferred financing costs	0.7	1.0
Amortization of discount on Senior Secured Notes	—	0.6
Loss on extinguishment of debt	—	2.1
Provision for doubtful accounts	0.4	0.1
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	13.8	10.4
Unbilled receivables	(29.2)	(24.8)
Inventoried costs	0.9	(4.7)
Prepaid expenses and other assets	(4.2)	(5.3)
Accounts payable	8.2	(4.0)
Accrued expenses	(1.0)	(7.8)
Accrued compensation	2.0	(4.2)
Advance payments received on contracts	(0.6)	(0.6)
Accrued interest	4.8	6.5
Billings in excess of costs and earnings on uncompleted contracts	(1.3)	10.7
Income tax receivable and payable	(0.8)	1.3
Other liabilities	3.6	(0.7)
Net cash provided by (used in) operating activities from continuing operations	15.4	(16.9)
Investing activities:
Cash paid for acquisitions, net of cash acquired	(2.9)	0.2
Capital expenditures	(17.9)	(18.7)
Proceeds from sale of assets	67.0	0.7
Net cash provided by (used in) investing activities from continuing operations	46.2	(17.8)
Financing activities:
Extinguishment of long-term debt	—	(64.0)
Debt issuance costs	(0.1)	—
Proceeds from the issuance of common stock	(1.1)	268.0
Repayment of debt	(0.8)	(0.8)
Proceeds from exercise of restricted stock units, employee stock options, and employee stock purchase plan	3.7	1.5
Net cash provided by financing activities from continuing operations	1.7	204.7
Net cash flows of continuing operations	63.3	170.0
Net operating cash flows of discontinued operations	(6.4)	(0.5)
Net investing cash flows of discontinued operations	—	(0.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	0.5
Net increase in cash, cash equivalents and restricted cash	56.6	169.4
Cash, cash equivalents and restricted cash at beginning of period	130.9	70.7
Cash, cash equivalents and restricted cash at end of period	$187.5	$240.1

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

 The information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and October 1, 2017 is unaudited. The condensed consolidated balance sheet as of December 31, 2017 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 28, 2018 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

 As discussed in “Discontinued Operations” in Note 3, these condensed consolidated financial statements have been recast for all periods presented to reflect the disposition of the Company’s Public Safety & Security business unit. Accordingly, PSS (as defined below) and its subsidiaries have been reported in discontinued operations in the condensed consolidated financial statements for all periods presented.

(b)	Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries for which all inter-company transactions have been eliminated in consolidation.

(c)	Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year. The three month periods ended September 30, 2018 and October 1, 2017 consisted of a 13-week period and a 14-week periods respectively. The nine month periods ended September 30, 2018 and October 1, 2017 consisted of a 39-week period and a 40-week period, respectively. There are 52 calendar weeks in the fiscal year ending on December 30, 2018 and 53 calendar weeks in the fiscal year ending on December 31, 2017.

(d)    Accounting Estimates

There have been no significant changes in the Company’s accounting estimates for the three and nine months ended September 30, 2018 as compared to the accounting estimates described in the Form 10-K.

(e)    Accounting Standards Updates

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18 (“ASU 2016-18”), Statement of Cash Flows (Topic 230) - Restricted Cash, which requires that restricted cash and cash equivalents be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows. ASU 2016-18 is effective for public entities for fiscal years beginning after December 15, 2017 and for interim periods therein. The Company adopted ASU 2016-18 as of January 1, 2018. The adoption of the ASU 2016-18 did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 (“ASU 2016-15”), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is designed to clarify how entities should classify cash receipts and cash payments in the statement of cash flows. ASU 2016-15 became effective for the Company beginning January 1, 2018. The standard requires retrospective application. The adoption of the ASU 2016-15 did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 requires that lessees recognize assets and liabilities for the rights and obligations underlying leases with a lease term of more than one year. The amendments in this ASU are effective for annual periods beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018-11, which, among other things, allows a company to elect an optional transition method that applies the new lease requirements through a cumulative-effect adjustment in the period of adoption. The Company expects to adopt the standard on December 31, 2018 using the optional transition method. The Company is currently identifying and implementing appropriate changes to its policies, business processes, systems and controls to support lease accounting and disclosures under ASU 2016-02. The majority of the Company’s existing lease arrangements are classified as operating leases, which the Company expects will continue to be classified as operating under the new standard. The Company does not expect the impact on the results of operations and cash flows after adoption to be material.

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

The following table summarizes the impacts of ASC 606 adoption on the Company’s operating income from continuing operations for the three and nine months ended September 30, 2018 (in millions):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
		Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)		Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
	As Reported			As Reported
Service revenues	$54.9	$54.9	$—	$147.9	$147.9	$—
Product sales	104.5	99.2	5.3	305.7	284.7	21.0
Total revenues	159.4	154.1	5.3	453.6	432.6	21.0
Cost of service revenue	34.3	34.3	—	100.4	100.4	—
Cost of product sales	81.0	77.2	3.8	229.0	213.5	15.5
Total costs	115.3	111.5	3.8	329.4	313.9	15.5
Gross profit	44.1	42.6	1.5	124.2	118.7	5.5
Selling, general and administrative expenses	29.5	29.5	—	89.4	89.4	—
Operating income from continuing operations	$10.1	$8.6	$1.5	$19.7	$14.2	$5.5

The following table summarizes the impacts of ASC 606 adoption on the Company’s balance sheet as of September 30, 2018 (in millions):

	September 30, 2018
		Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
	As Reported
Assets
Accounts receivable, net	$60.1	$59.6	$0.5
Unbilled receivables, net	166.1	148.3	17.8
Inventoried costs	48.6	64.1	(15.5)

Liabilities
Billings in excess of costs and earnings on uncompleted contracts	40.5	43.2	(2.7)

Stockholders’ Equity
Accumulated deficit	$(729.2)	$(734.7)	$5.5

Other than the adjustments noted above, there have been no changes in the Company’s significant accounting policies for the nine months ended September 30, 2018 as compared to the significant accounting policies described in the Form 10-K.

(f)	Fair Value of Financial Instruments

The carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017 are presented in Note 9. The carrying value of all other financial instruments, including cash equivalents, accounts receivable, unbilled receivables, accounts payable, accrued expenses, billings in excess of cost and earnings on uncompleted contracts, income taxes payable and short-term debt, approximated their estimated fair values at September 30, 2018 and December 31, 2017 due to the short-term nature of these instruments.

Note 2. Revenue Recognition

As described in Note 1, the Company adopted ASC 606 on January 1, 2018, using the modified retrospective method. The Company recorded a decrease in opening equity of $0.2 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact of adopting ASC 606 for the three months ended September 30, 2018 was an increase of $5.3 million to revenues and a corresponding increase in cost of revenues of $3.8 million. The impact of adopting ASC 606 for the nine months ended September 30, 2018 was an increase of $21.0 million to revenues and a corresponding increase in cost of revenues of $15.5 million. Total net cash provided by operating activities from continuing operations, total net cash provided by investing activities from continuing operations and total net cash provided by financing activities on the Company’s consolidated statements of cash flows were not impacted by the adoption of ASC 606. Discontinued operations were not affected by the implementation of ASC 606.

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

Remaining Performance Obligations

Since the Company’s adoption of ASC 606 on January 1, 2018, revenues from remaining performance obligations are now calculated as the dollar value of the remaining performance obligations on executed contracts. On September 30, 2018, the Company had approximately $571.7 million of remaining performance obligations. The Company expects to recognize approximately 23.3% of the remaining performance obligations as revenue in 2018, an additional 42.6% by 2020, and the balance thereafter.

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

There is a Company-wide standard and disciplined quarterly Estimate at Completion (EAC) process in which management reviews the progress and execution of outstanding performance obligations. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include management’s judgment about the ability and cost to achieve the schedule (e.g., the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product) and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g., to estimate increases in wages and prices for materials and related support cost allocations), execution by subcontractors, the availability and timing of funding from customers and overhead cost rates, among other variables.

Based on this analysis, any quarterly adjustments to net sales, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if it is determined the Company will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if it is determined the Company will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation’s percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of the Company’s performance obligations. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined. No adjustment on any one contract was material to the Company’s unaudited condensed consolidated financial statements for the nine month periods ended September 30, 2018 and October 1, 2017. Total adjustments were not significant for the nine month period ended September 30, 2018.

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

Net contract assets and liabilities are as follows (in millions):

	September 30, 2018	January 1, 2018	Net Change
Contract assets	$166.1	$139.4	$26.7
Contract liabilities	$42.8	$46.8	$(4.0)
Net contract assets	$123.3	$92.6	$30.7

Contract assets increased $26.7 million during the nine months ended September 30, 2018, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the nine months ended September 30, 2018 for which the Company has not yet billed the customers. There were no significant impairment losses related to any receivables or contract assets arising from the Company’s contracts with customers during the nine months ended September 30, 2018. Contract liabilities decreased $4.0 million during the nine months ended September 30, 2018, primarily due to revenue recognized in excess of payments received on these performance obligations.  For the three and nine months ended September 30, 2018, the Company recognized revenue of $14.5 million and $33.1 million, respectively, that was previously included in the beginning balance of contract liabilities.

Disaggregation of Revenue

The following series of tables presents the Company’s revenue disaggregated by several categories. For the majority of contracts, the customer obtains control or receives benefits as work is performed on the contract. Revenue by contract type was as follows (in millions):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Kratos Government Solutions
Fixed price	$108.5	$311.8
Cost plus fee	10.3	24.7
Time and materials	7.3	20.4
Total Kratos Government Solutions	126.1	356.9
Unmanned Systems
Fixed price	25.9	76.9
Cost plus fee	7.1	18.5
Time and materials	0.3	1.3
Total Unmanned Systems	33.3	96.7
Total Revenues	$159.4	$453.6

Revenue by customer was as follows (in millions):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Kratos Government Solutions
U.S. Government (1)	$90.8	$245.3
International (2)	22.3	66.7
U.S. Commercial and other customers	13.0	44.9
Total Kratos Government Solutions	126.1	356.9
Unmanned Systems
U.S. Government (1)	30.0	83.0
International (2)	2.7	13.0
U.S. Commercial and other customers	0.6	0.7
Total Unmanned Systems	33.3	96.7
Total Revenues	$159.4	$453.6

(1) Sales to the U.S. Government include sales from contracts for which the Company is the prime contractor, as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. Each of the Company’s segments derives substantial revenue from the U.S. Government. These sales include foreign military sales contracted through the U.S. Government.

(2) International sales include sales from contracts for which the Company is the prime contractor, as well as those for which the Company is a subcontractor and the ultimate customer is an international customer. These sales include direct sales with governments outside the U.S. and commercial sales with customers outside the U.S.

Note 3. Discontinued Operations

On February 28, 2018, the Company entered into a Stock Purchase Agreement to sell the operations of Kratos Public Safety & Security Solutions, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“PSS”), to Securitas Electronic Security, Inc., a Delaware corporation (“Buyer”). On June 11, 2018, the Company completed the sale of all of the issued and outstanding capital stock of PSS to Buyer for a purchase price of $69 million in cash, subject to a net working capital adjustment at closing (the “Transaction”). The Company expects to receive approximately $70 million of net cash proceeds from the Transaction, subject to a net working capital adjustment, after taking into account amounts to be paid by the Company pursuant to a negotiated transaction services agreement between the Company and Buyer, receipt by the Company of approximately $7 million in net working capital to be retained by the Company, and associated transaction fees and expenses. The Company currently expects that the net working capital retained by the Company will be collected by the first half of 2019 once certain legacy projects are completed and the project close-out process has been completed. The Company incurred approximately $2.7 million of transaction related costs, which has been reflected in the loss from discontinued operations in the periods incurred. The Company currently expects to recognize a net break-even on the Transaction once the aggregate net proceeds described above have been collected. Any changes or adjustments to the expected net proceeds will be reflected in future periods.

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

The following table presents the results of discontinued operations (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Revenue	$0.9	$39.2	$44.0	$113.9
Cost of sales	0.4	28.1	33.8	83.9
Selling, general and administrative expenses	—	8.2	16.6	25.6
Other (income) expense, net	—	—	2.7	(0.1)
Income (loss) from discontinued operations before income taxes	0.5	2.9	(9.1)	4.5
Gain on disposal of discontinued operations before income taxes	—	—	—	—
Total gain (loss) on discontinued operations before income taxes	0.5	2.9	(9.1)	4.5
Income tax benefit (expense)	(0.2)	(1.3)	2.0	(2.1)
Income (loss) from discontinued operations	$0.3	$1.6	$(7.1)	$2.4

Operating results for 2018 are through the date of divestiture of June 11, 2018. Revenue and operating results for the three months ended September 30, 2018 reflect the performance on the contracts and working capital retained by the Company. Revenue and operating results for the nine months ended September 30, 2018 were impacted by approximately $1.8 million and $2.0 million, respectively, of cost adjustments on certain security system deployment projects for a mass transit authority. Transaction expenses of $0.0 million and $2.7 million, primarily comprised of investment advisory fees, legal fees, and other direct transaction expenses related to the Transaction, were included in Other (income) expense, net for the three and nine months ended September 30, 2018, respectively. Depreciation expense included in Selling, general and administrative expenses was $0.0 million and $0.1 million for the three months ended September 30, 2018 and October 1, 2017, respectively, and $0.1 million and $0.2 million for the nine months ended September 30, 2018 and October 1, 2017, respectively.

The following is a summary of the assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017 (in millions):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$—	$(0.9)
Accounts receivable, net and unbilled receivables, net	7.9	56.0
Inventoried costs	—	1.5
Other current assets	0.3	2.0
Current assets of discontinued operations	$8.2	$58.6

Property, plant and equipment, net	$—	$3.0
Goodwill	—	35.6
Other assets	—	0.2
Non-current assets of discontinued operations	$—	$38.8

Accounts payable	$0.3	$14.2
Accrued expenses	1.1	4.7
Accrued compensation	—	4.6
Billings in excess of cost and earnings on uncompleted contracts	—	4.3
Other current liabilities	5.6	1.4
Current liabilities of discontinued operations	$7.0	$29.2

Non-current liabilities of discontinued operations	$6.3	$6.0

Note 4. Goodwill and Intangible Assets

(a)	Goodwill

The carrying amounts of goodwill as of September 30, 2018 and December 31, 2017 by reportable segment are as follows (in millions):

	Kratos Government Solutions	Unmanned Systems	Total
Gross value	$567.9	$111.1	$679.0
Less accumulated impairment	239.5	13.8	253.3
Net	$328.4	$97.3	$425.7

(b)    Purchased Intangible Assets

The following table sets forth information for finite-lived and indefinite-lived intangible assets (in millions):

	As of September 30, 2018			As of December 31, 2017
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$52.6	$(50.2)	$2.4	$52.6	$(49.1)	$3.5
Contracts and backlog	29.9	(26.0)	3.9	29.9	(24.8)	5.1
Developed technology and technical know-how	25.0	(20.7)	4.3	25.0	(18.6)	6.4
Trade names	1.4	(1.4)	—	1.4	(1.3)	0.1
Total finite-lived intangible assets	108.9	(98.3)	10.6	108.9	(93.8)	15.1
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$115.8	$(98.3)	$17.5	$115.8	$(93.8)	$22.0

Consolidated amortization expense related to intangible assets subject to amortization was $4.5 million and $7.9 million for the nine months ended September 30, 2018 and October 1, 2017, respectively.

Note 5. Inventoried Costs

Inventoried costs consisted of the following components (in millions):

	September 30, 2018	December 31, 2017
Raw materials	$33.7	$35.9
Work in process	13.1	11.4
Finished goods	1.8	2.3
Subtotal inventoried costs	48.6	49.6
Less: Customer advances and progress payments	—	(0.6)
Total inventoried costs	$48.6	$49.0

Note 6. Stockholders’ Equity

A summary of the changes in stockholders’ equity is provided below (in millions):

	For the Nine Months Ended
	September 30, 2018	October 1, 2017
Stockholders’ equity at beginning of period	$511.5	$276.4
Impact from the adoption of ASC 606 (Note 1)	(0.2)	—
Comprehensive loss:
Net loss	(8.2)	(20.5)
Change in cumulative translation adjustment	—	(0.1)
Total comprehensive loss	(8.2)	(20.6)
Exercise of stock options and warrants	0.1	0.4
Stock-based compensation	5.1	6.8
Issuance of common stock for cash	—	267.8
Issuance of common stock for employee stock purchase plan	3.7	3.1
Restricted stock units traded for taxes	(0.1)	(2.0)
Stockholders’ equity at end of period	$511.9	$531.9

The components of accumulated other comprehensive loss are as follows (in millions):

	For the Nine Months Ended
	September 30, 2018	October 1, 2017
Cumulative translation adjustment	$(0.9)	$(1.2)
Post-retirement benefit reserve adjustment net of tax expense	(0.4)	(0.6)
Accumulated other comprehensive loss	$(1.3)	$(1.8)

There were no reclassifications from accumulated other comprehensive loss to net loss for the nine months ended September 30, 2018 and October 1, 2017.

Common stock issued by the Company for the nine months ended September 30, 2018 and October 1, 2017 was as follows (in millions):

	For the Nine Months Ended
	September 30, 2018	October 1, 2017
Shares outstanding at beginning of the period	103.3	73.9
Stock issued for cash	—	28.0
Stock issued for employee stock purchase plan, stock options and restricted stock units exercised	0.5	1.4
Shares outstanding at end of the period	103.8	103.3

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

Shares from stock options and awards, excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive, were 0.0 million and 0.1 million for the three and nine months ended September 30, 2018, respectively, and 0.1 million and 0.2 million for the three and nine months ended October 1, 2017, respectively.

Note 8. Income Taxes

The U.S. government enacted tax legislation commonly known as the U.S. Tax Cuts and Jobs Act of 2017 on December 22, 2017 (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including but not limited to, a reduction to the U.S. federal corporate income tax rate from 35% to 21%; a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries (the “Transition Tax”); eliminating the corporate alternative minimum tax (AMT) and changing realization of AMT credits; changing rules related to uses and limitations of net operating loss (NOL) carryforwards created in tax years after December 31, 2017; changes to the limitations on available interest expense deductions; and changes to other existing deductions and business-related exclusions. The SEC issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which provides guidance on the accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date to complete the accounting under ASC 740, “Income Taxes.” The Company’s accounting for the income tax effects of the Tax Act is incomplete. In accordance with SAB 118, the Company was able to make reasonable estimates of certain effects of the Tax Act reflected in the financial statements as of December 31, 2017. There have been no material changes to the provisional amounts as disclosed in the Form 10-K. The Company is continuing to evaluate the estimates used to record and disclose the effects of the Tax Act.

The Tax Act subjects a U.S. parent to the base erosion minimum tax (“BEAT”) and a current tax on its global intangible low-taxed income (“GILTI”). The Company has elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred. The Company estimates that the effect from the BEAT and GILTI taxes on its effective tax rate will not be material.

A reconciliation of the income tax provision from continuing operations computed by applying the statutory federal income tax rate of 21% to income from continuing operations before income taxes to the income tax provision for the three and nine months ended September 30, 2018, and applying the statutory federal income tax rate of 35% to loss from continuing operations before income taxes to the income tax provision for the three and nine months ended October 1, 2017 was as follows (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Income tax benefit at federal statutory rate	$1.0	$(2.5)	$0.7	$(7.5)
State and foreign taxes, net of federal tax benefit and valuation allowance	0.3	—	0.4	0.4
Nondeductible expenses and other	0.3	(0.5)	0.2	0.5
Impact of deferred tax liabilities for indefinite-lived assets	1.1	(0.6)	0.7	2.2
Increase (decrease) in reserves for uncertain tax positions	2.0	0.5	3.3	0.6
Increase in federal valuation allowance	(1.3)	2.0	(0.9)	5.4
Total income tax provision	$3.4	$(1.1)	$4.4	$1.6

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
For the nine months ended September 30, 2018, such limitations did not impact the income tax provision, since the amount of taxable income did not exceed the annual limitation amount. However, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOLs or other tax attributes may be further limited.
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
As of September 30, 2018 the Company has been notified by the Internal Revenue Service that its federal income tax return for the calendar year ended December 27, 2015 has been selected for examination. Additionally, the Company has been notified by the New York State Department of Taxation and Finance that it has been selected for examination of its income tax returns for the calendar years ended December 28, 2014, December 27, 2015, and December 25, 2016. The outcomes of the examinations has not been determined at this time.
As of December 31, 2017, the Company had $14.0 million of unrecognized tax benefits that, if recognized, would impact the Company’s effective income tax rate for continuing operations, subject to possible offset by an increase in the deferred tax asset valuation allowance. During the nine months ended September 30, 2018, unrecognized tax benefits increased by $3.0 million relating to various current and prior year positions. As of December 31, 2017, the Company had $1.6 million of unrecognized tax benefits related to discontinued operations. During the nine months ended September 30, 2018, there was a decrease of $1.6 million in unrecognized tax benefits related to discontinued operations due to the disposition of the Company’s PSS division. In connection with the Company’s disposition of the PSS division, the Company entered into an agreement to indemnify the Buyer for any pre-acquisition tax liabilities. As a result of this arrangement, the Company recorded amounts that have historically been classified as unrecognized tax benefits into other long term liabilities.
The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the nine months ended September 30, 2018 and October 1, 2017, a $0.5 million expense and $0.4 million expense, respectively, were recorded related to interest and penalties related to unrecognized tax benefits. For the nine months ended September 30, 2018, there was a decrease of $0.8 million for interest and penalties removed as a result of the disposition of PSS. For the nine months ended October 1, 2017, there was no material benefit recorded related to the removal of interest and penalties. The Company believes that it is reasonably possible that as much as $0.4 million of the liabilities for uncertain tax positions will expire within twelve months of September 30, 2018 due to the expiration of various applicable statutes of limitation.

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

The 6.5% Notes are governed by the Indenture, dated as of November 20, 2017 (the “Indenture”), among the Company, the Company’s existing and future domestic subsidiaries parties thereto (the “Subsidiary Guarantors”) and Wilmington Trust, National Association, as trustee and collateral agent. A Subsidiary Guarantor can be released from its guarantee if: (i) all of the capital stock issued by such Subsidiary Guarantor or all or substantially all of the assets of such Subsidiary Guarantor are sold or otherwise disposed of; (ii) the Company designates such Subsidiary Guarantor as an Unrestricted Subsidiary (as defined in the Indenture); (iii) the Company exercises its legal defeasance option or its covenant defeasance option; or (iv) upon satisfaction and discharge of the Indenture or payment in full in cash of the principal of, premium, if any, and accrued and unpaid interest on the 6.5% Notes.

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

The Indenture contains covenants limiting, among other things, the Company’s ability and the Subsidiary Guarantors’ ability to: (i) pay dividends on or make distributions or repurchase or redeem the Company’s capital stock or make other restricted payments; (ii) incur additional debt and guarantee debt; (iii) prepay, redeem or repurchase certain debt; (iv) issue certain preferred stock or similar equity securities; (v) make loans and investments; (vi) sell assets; (vii) incur liens; (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; (ix) enter into transactions with affiliates; and (x) enter into agreements restricting the Company’s ability and certain of its subsidiaries’ ability to pay dividends. These covenants are subject to a number of exceptions. As of September 30, 2018, the Company was in compliance with the covenants contained in the Indenture governing the 6.5% Notes.

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

As of September 30, 2018, there was $300.0 million in 6.5% Notes outstanding. The Company currently intends to invest the net proceeds from the Transaction (see Note 3) in replacement collateral under the Credit Agreement and Indenture within the 360 days following the Transaction.

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

As of September 30, 2018, there were no borrowings outstanding on the Credit Agreement and $5.3 million outstanding on letters of credit, resulting in net borrowing base availability of $57.4 million. The Company was in compliance with the financial covenants of the Credit Agreement and its amendments as of September 30, 2018.

Debt Acquired in Acquisition

The Company had a $10.0 million ten-year term loan with a bank in Israel entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The term loan was paid in full in the quarter ended September 30, 2018.

Fair Value of Long-term Debt

Carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017 are presented in the following table:

	As of September 30, 2018			As of December 31, 2017
$ in millions	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Total long-term debt including current portion	$300.0	$294.0	$309.0	$300.8	$294.3	$312.7

The fair value of the Company’s long-term debt was based upon actual trading activity (Level 1, Observable inputs -quoted prices in active markets).

 As of September 30, 2018, the difference between the carrying amount of $294.0 million and the principal amount of $300.0 million presented in the table above is the unamortized debt issuance costs of $6.0 million, which are being accreted to interest expense over the term of the related debt. As of December 31, 2017, the difference between the carrying amount of $294.3 million and the principal amount of $300.8 million presented in the table above is the unamortized debt issuance costs of $6.5 million, which are being accreted to interest expense over the term of the related debt.

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

 Revenues, depreciation and amortization, and operating income generated by the Company’s reportable segments for the three and nine month periods ended September 30, 2018 and October 1, 2017 are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Revenues:
Kratos Government Solutions
Service revenues	$54.9	$47.6	$147.9	$150.6
Product sales	71.2	67.9	209.0	207.0
Total Kratos Government Solutions	126.1	115.5	356.9	357.6
Unmanned Systems product sales	33.3	41.6	96.7	79.4
Total revenues	$159.4	$157.1	$453.6	$437.0
Depreciation & amortization:
Kratos Government Solutions	$3.3	$3.5	$10.2	$10.8
Unmanned Systems	1.1	2.4	3.4	6.0
Total depreciation and amortization	$4.4	$5.9	$13.6	$16.8
Operating income from continuing operations:
Kratos Government Solutions	$11.0	$1.4	$23.9	$15.7
Unmanned Systems	1.0	1.5	3.8	(5.4)
Unallocated corporate expense, net	(1.9)	(2.8)	(8.0)	(7.3)
Operating income from continuing operations	$10.1	$0.1	$19.7	$3.0

Included in the corporate operating income from continuing operations for the nine months ended September 30, 2018 is $2.3 million and $0.5 million of costs related to a pending legal settlement and associated legal costs, respectively, for a matter involving a former employee that was part of an acquisition of a legacy government services company in 2006.

Note 11. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales contracted through the U.S. Government, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government, including foreign military sales, amounted to approximately $120.8 million and $117.4 million, or 76% and 75% of total revenue, for the three months ended September 30, 2018 and October 1, 2017, respectively, and $328.3 million and $325.0 million, or 72% and 74% of total revenue, for the nine months ended September 30, 2018 and October 1, 2017, respectively.

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

Other Litigation Matters

The Company is subject to normal and routine litigation arising from the ordinary course and conduct of business and, at times, as a result of acquisitions and dispositions. Such disputes include, for example, commercial, employment, intellectual property, environmental and securities matters. The aggregate amounts accrued related to these matters are not material to the total liabilities of the Company. The Company intends to defend itself in any such matters and does not currently believe that the outcome of any such matters will have a material adverse impact on the Company’s financial condition, results of operations or cash flows. During the second quarter of 2018, the Company entered into a pending legal settlement for $2.3 million related to a matter involving a former employee that was part of an acquisition of a legacy government services company in 2006. The pending settlement and related legal fees of approximately $0.5 million are included in operating expenses for the nine months ended September 30, 2018.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” relating to our future financial performance, the market for our services and our expansion plans and opportunities. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements reflect our current beliefs, expectations and projections, are based on assumptions, and are subject to known and unknown risks and uncertainties that could cause our actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of these factors are beyond our ability to control or predict. As a result, you should not place undue reliance on forward-looking statements. Important risks and uncertainties that could cause our actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, but are not limited to: changes or cutbacks in spending or the appropriation of funding by the federal government, including the U.S. Department of Defense (the “DoD”) and foreign military sales, which could cause delays, cancellations or reductions of key government contracts; bid protests; changes in the scope or timing of our projects; the timing, rescheduling or cancellation of significant customer contracts and agreements, or consolidation by or the loss of key customers; risks of adverse regulatory action or litigation; risks associated with debt leverage; failure to successfully achieve our integration, cost reduction or divestiture strategies; risks related to security breaches, cybersecurity attacks or other significant disruptions of our information systems; and competition in the marketplace, which could reduce revenues and profit margins, as well as the additional risks and uncertainties described in this Quarterly Report, in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2018 (the “Form 10-K”), and in other reports that we have filed with the SEC. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except as required by law, we assume no responsibility for updating any forward-looking statements, whether as a result of new information, future events or otherwise.

All references to “us,” “we,” “our,” the “Company” and “Kratos” refer to Kratos Defense & Security Solutions, Inc., a Delaware corporation, and its wholly owned subsidiaries.

Overview

Kratos is a government contractor at the forefront of the DoD’s Third Offset Strategy and Rapid Innovation Initiatives. Kratos is a leading technology, intellectual property, proprietary product and system company focused on the U.S. and its allies’ national security. Kratos is a recognized industry leader in the rapid development, demonstration and fielding of high technology systems and products at an affordable cost. A key element of our business plan is to make Company-funded investments related to key platforms, products and systems, so that we own the related intellectual property, providing us designed in, sole and single source positions with our offerings. We are an industry leader in high performance, jet powered, unmanned aerial drone target systems used to test weapon systems and to train the warfighter and a provider of high performance unmanned combat aerial systems for force multiplication and amplification. We are also an industry leader in space communications, microwave electronics, cyber security/warfare, missile defense, C5ISR and training systems. Our workforce is primarily engineering and technically oriented with a significant number of employees holding national security clearances. Substantially all of our work is performed at customer locations, or in a secure facility. Our primary end customers are national and homeland security related agencies. We believe that our technology, intellectual property, proprietary products and designed-in positions on our customers’ programs, platforms and systems, and our ability to rapidly develop, demonstrate and field affordable leading technology systems gives us a competitive advantage and creates a high barrier to entry into our markets. Our entire organization is focused on executing our strategy of becoming the leading affordable systems, product, technology and intellectual property based company in our industry.

Industry Update

On February 9, 2018, Congress approved and the President signed the Bipartisan Budget Act of 2018, which provides that:

1.	spending limits created by the Budget Control Act of 2011 will be increased by approximately $300 billion over the next two years;

2.	defense spending will be increased by $80 billion in the current fiscal year (“FY18”) and by $85 billion next fiscal year (FY19), to approximately $700 billion and $705 billion, respectively;

3.	domestic spending will be increased by $63 billion this year and by $68 billion next year; and

4.	Congress will suspend the debt limit through March 2019, putting the next debt limit vote past the 2018 midterm elections.

Congress and the President also executed a fifth continuing resolution authorization through March 23, 2018, to provide congressional appropriators the time required to appropriately document and allocate the authorized spending. On March 23, 2018, the President signed the Omnibus Appropriations Act for FY18, which provides $1.3 trillion in discretionary funding for federal agencies. In total for FY 18, Congress appropriated approximately $700 billion for national security, including approximately $630 billion for base discretionary funding and approximately $70 billion in Overseas Contingency Operations “OCO” funding.

On September 28, 2018, full-year appropriations for FY 19 were enacted representing over half of discretionary federal spending. For FY 19, Congress appropriated approximately $716 billion for national security, including approximately $647 billion for base discretionary funding and approximately $69 billion in OCO funding. A continuing resolution is in place to provide funding for other agencies (including NASA and other civil agencies) through December 7, 2018.

The federal budget and debt ceiling are expected to continue to be the subject of considerable debate, which could have a significant impact on defense spending broadly, and the Company’s programs in particular in the future. If a prolonged government shutdown or disruption were to occur, it could result in program cancellations and/or stop work orders and could limit our ability to perform on our U.S. Government contracts and the U.S. Government’s ability to make timely payments.

Reportable Segments

The Company has historically operated in three reportable segments. The Kratos Government Solutions (“KGS”) reportable segment is comprised of an aggregation of KGS operating segments, including our microwave electronic products, satellite communications, modular systems and defense and rocket support services operating segments. The Unmanned Systems (“US”) reportable segment consists of our unmanned aerial system and unmanned ground and seaborne system businesses. The Public Safety & Security reportable segment (which was divested in June 2018 and has been classified as discontinued operations - see Note 3 of the notes to the condensed consolidated financial statements contained within this Quarterly report) previously provided independent integrated solutions for advanced homeland security, public safety, critical infrastructure, and security and surveillance systems for government and commercial applications. We organize our business segments based primarily on the nature of the products, solutions and services offered. Transactions between segments are negotiated and accounted for under terms and conditions similar to other government and commercial contracts, and these intercompany transactions are eliminated in consolidation.

On June 11, 2018, we completed the sale of all the issued and outstanding capital stock of Kratos Public Safety & Security Solutions, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“PSS”), to Securitas Electronic Security, Inc., a Delaware corporation (“Buyer”). Pursuant to the terms of that certain Stock Purchase Agreement, dated February 28, 2018, by and among Kratos, PSS and the Buyer , the Buyer agreed to purchase all of the issued and outstanding capital stock of PSS for a purchase price of $69 million in cash, subject to a net working capital adjustment at closing (the “Transaction”). We expect to receive approximately $70 million of net cash proceeds from the Transaction, after taking into account amounts to be paid by us pursuant to a negotiated transaction services agreement between us and the Buyer, receipt of approximately $7.0 million in net working capital to be retained by the Company, and associated transaction fees and expenses, and subject to a net working capital adjustment. We currently expect that the net working capital retained by the Company will be collected by the first half of 2019 once certain legacy projects are completed and the project close-out process has been completed. The Company currently expects to recognize a net break-even on the Transaction once the aggregate net proceeds described above have been collected. Any changes or adjustments to the expected net proceeds will be reflected in future periods.

For additional information regarding our reportable segments, see Note 10 of the notes to condensed consolidated financial statements contained within this Quarterly Report. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets wherever possible.

Key Financial Statement Concepts

Effective January 1, 2018, we adopted the requirements of Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), utilizing the modified retrospective method as discussed in Notes 1 and 2 to the accompanying condensed consolidated financial statements. Other than the adoption of ASC 606, there have been no changes to our key financial statement concepts for the nine months ended September 30, 2018. For a complete description of our business and a discussion of our critical accounting matters, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Form 10-K.

Comparison of Results for the Three Months Ended September 30, 2018 to the Three Months Ended October 1, 2017

Revenues.  Revenues by operating segment for the three months ended September 30, 2018 and October 1, 2017 are as follows (dollars in millions):

	September 30, 2018	October 1, 2017	$ change	% change
Kratos Government Solutions
Service revenues	$54.9	$47.6	$7.3	15.3%
Product sales	71.2	67.9	3.3	4.9%
Total Kratos Government Solutions	126.1	115.5	10.6	9.2%
Unmanned Systems product sales	33.3	41.6	(8.3)	(20.0)%
Total revenues	$159.4	$157.1	$2.3	1.5%

Total service revenues	$54.9	$47.6	$7.3	15.3%
Total product sales	104.5	109.5	(5.0)	(4.6)%
Total revenues	$159.4	$157.1	$2.3	1.5%

Revenues increased $2.3 million to $159.4 million for the three months ended September 30, 2018 from $157.1 million for the three months ended October 1, 2017. Revenues in our KGS segment increased $10.6 million due primarily to increased work performed in our satellite communications business of $12.0 million and $1.2 million in our training systems business, partially offset by reductions in our legacy government services business which has been impacted by continued commoditization and price competitiveness in the government services industry due to contract awards on a lowest price technically acceptable (“LPTA”) basis rather than on a best value basis and reductions in our modular systems business. Revenues in our US segment decreased as compared to the three months ended October 1, 2017 due to the timing of the ramp in production on certain programs in 2017, including the AFSAT/167 program, the SSAT/177 aerial targets program which was awarded in July 2017, and an international program for aerial targets, offset partially by the impact from the acceleration in revenue recognition resulting from the implementation of ASC 606.

Product sales decreased $5.0 million to $104.5 million for the three months ended September 30, 2018 from $109.5 million for the three months ended October 1, 2017, as a result of reduced production activity in our US segment, as certain new programs began to ramp in 2017. As a percentage of total revenue, product sales were 65.6% for the three months ended September 30, 2018 as compared to 69.7% for the three months ended October 1, 2017. Service revenues increased by $7.3 million to $54.9 million for the three months ended September 30, 2018 from $47.6 million for the three months ended October 1, 2017. The increase was primarily related to services performed related to products in our satellite communications business within KGS.

Cost of Revenues.  Cost of revenues decreased $4.6 million to $115.3 million for the three months ended September 30, 2018 from $119.9 million for the three months ended October 1, 2017. The decrease in cost of revenues was primarily a result of the revenue changes discussed above.

Gross margin increased to 27.7% for the three months ended September 30, 2018 from 23.7% for the three months ended October 1, 2017. Margins on services increased to 37.5% for the three months ended September 30, 2018 from 31.3% for the three months ended October 1, 2017, due primarily to a more favorable mix of revenues. Margins on product sales increased to 22.5% for the three months ended September 30, 2018 from 20.4% for the three months ended October 1, 2017, due primarily to the mix of products shipped. Margins in the KGS segment increased to 29.7% for the three months ended September 30, 2018 from 24.8% for the three months ended October 1, 2017, primarily as a result of a more favorable mix of revenues. Margins in the US segment decreased to 20.1% for the three months ended September 30, 2018 from 20.7% for the three months ended October 1, 2017, primarily due to a less favorable mix of products being produced during the three months ended September 30, 2018.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expense was $29.5 million for the three months ended September 30, 2018 and $32.9 million for the three months ended October 1, 2017. As a percentage of revenues, SG&A decreased to 18.5% at September 30, 2018 from 20.9% at October 1, 2017 primarily as a result of cost reduction actions taken by the Company.

Research and Development (“R&D”) Expenses.  R&D expenses were $4.4 million for the three months ended September 30, 2018 and $4.2 million for the three months ended October 1, 2017. As a percentage of revenues, R&D increased to 2.8% for the three months ended September 30, 2018 from 2.7% the three months ended October 1, 2017. R&D expenditures are primarily related to investments we are making in coordination with our customers, with the objective of the Company owning the data package of new systems or platforms, or a “designed-in” position on the Company’s products on certain new long-term program opportunities.

Restructuring Expenses and Other. The expense of $0.1 million for the three months ended September 30, 2018 was primarily due to employee termination costs related to personnel reduction actions taken in the third quarter of 2018. There was $0.0 million expense for the three months ended October 1, 2017.

Other Expense, Net.  Other expense, net, decreased to $5.3 million from $7.1 million for the three months ended September 30, 2018 and October 1, 2017, respectively. The decrease in expense of $1.8 million is primarily related to a $2.5 million reduction in interest expense reflecting the Company’s refinance of its 7% Notes in November 2017, which resulted in a reduced borrowing rate from 7.0% to 6.5% and a reduced outstanding principal balance from $431 million to $300 million offset by foreign currency transaction losses in the third quarter of 2018 as compared to foreign currency transaction gains in the third quarter of 2017.

Provision (Benefit) for Income Taxes.  Income tax expense for the three months ended September 30, 2018 was $3.4 million. The income tax benefit for the three months ended October 1, 2017 was $1.1 million. For the three months ended September 30, 2018 and October 1, 2017, the expense and benefit was primarily a function of the estimated effective tax rate for the year and nonrecurring discrete items. The estimated effective tax rate is driven by estimated foreign taxes, estimated federal and state taxes, permanent book/tax differences, tax amortization of intangible assets that have an indefinite life under accounting principles generally accepted in the U.S. (“GAAP”) and the projected income or loss for the year. In addition, the income tax expense for the three months ended September 30, 2018 includes a discrete tax expense of $2.0 million related to an increase in uncertain tax positions.

Income from Discontinued Operations.  The income from discontinued operations was $0.3 million for the three months ended September 30, 2018. The income from discontinued operations was $1.6 million for the three months ended October 1, 2017.

Comparison of Results for the Nine Months Ended September 30, 2018 to the Nine Months Ended October 1, 2017

Revenues.  Revenues by operating segment for the nine months ended September 30, 2018 and October 1, 2017 are as follows (dollars in millions):

	September 30, 2018	October 1, 2017	$ change	% change
Kratos Government Solutions
Service revenues	$147.9	$150.6	$(2.7)	(1.8)%
Product sales	209.0	207.0	2.0	1.0%
Total Kratos Government Solutions	356.9	357.6	(0.7)	(0.2)%
Unmanned Systems product sales	96.7	79.4	17.3	21.8%
Total revenues	$453.6	$437.0	$16.6	3.8%

Total service revenues	$147.9	$150.6	$(2.7)	(1.8)%
Total product sales	305.7	286.4	19.3	6.7%
Total revenues	$453.6	$437.0	$16.6	3.8%

Revenues increased $16.6 million to $453.6 million for the nine months ended September 30, 2018 from $437.0 million for the nine months ended October 1, 2017. Revenues in our KGS segment decreased $0.7 million due to reductions of approximately $21.3 million resulting from contract losses in our legacy government services business which has been impacted by continued commoditization and price competitiveness in the government services industry due to contract awards on a LPTA basis rather than on a best value basis, as well as a reduction of approximately $3.3 million primarily in our modular business. These reductions were partially offset by the approximately $5.3 million impact from the acceleration in revenue recognition resulting from the implementation of ASC 606 along with growth of approximately $18.9 million resulting from recent contract awards and production in our satellite communications, ballistic missile target, microwave products and training solutions businesses. Revenues in our US segment increased due to the approximately $15.7 million impact from the acceleration in revenue recognition resulting from the implementation of ASC 606 that was positively affected by recent contract awards for our aerial target products, which include the commencement in July 2017 of low rate initial production of our SSAT/177 aerial targets for the U.S. Navy and the recent award from the U.S. Army for high performance unmanned aerial systems, both of which are now recognized using the percentage of completion method versus the units of delivery method under ASC 605.

Product sales increased $19.3 million to $305.7 million for the nine months ended September 30, 2018 from $286.4 million for the nine months ended October 1, 2017, primarily as a result of a $21.0 million impact from the acceleration in revenue recognition resulting from the implementation of ASC 606, that was positively affected by an increase in production activity in our US segment. As a percentage of total revenue, product sales were 67.4% for the nine months ended September 30, 2018 as compared to 65.5% for the nine months ended October 1, 2017. Service revenues decreased by $2.7 million to $147.9 million for the nine months ended September 30, 2018 from $150.6 million for the nine months ended October 1, 2017. The decrease was primarily related to reductions in our legacy government services businesses within KGS.

Cost of Revenues.  Cost of revenues increased $3.2 million to $329.4 million for the nine months ended September 30, 2018 from $326.2 million for the nine months ended October 1, 2017. The increase in cost of revenues was primarily a result of the revenue changes discussed above.

Gross margin increased to 27.4% for the nine months ended September 30, 2018 from 25.4% for the nine months ended October 1, 2017. Margins on services increased to 32.1% for the nine months ended September 30, 2018 from 29.1% for the nine months ended October 1, 2017, due primarily to a more favorable mix of revenues including the Company’s de-emphasis of lower margin opportunities. Margins on product sales increased to 25.1% for the nine months ended September 30, 2018 from 23.4% for the nine months ended October 1, 2017, primarily due to the mix of products shipped including the Company’s de-emphasis of lower margin opportunities. Margins in the KGS segment increased to 29.0% for the nine months ended September 30, 2018 from 26.7% for the nine months ended October 1, 2017, primarily as a result of a more favorable mix of revenues including the Company’s de-emphasis of lower margin opportunities. Margins in the US segment increased to 21.3% for the nine months ended September 30, 2018 from 19.4% for the nine months ended October 1, 2017, primarily due to a more favorable mix of products produced and shipped during the nine months ended September 30, 2018, the migration from development to production on certain platforms and the leverage on the overhead and manufacturing base due to the increase in production volumes and a de-emphasis of lower margin opportunities.

SG&A Expenses.  SG&A expense was $89.4 million for the nine months ended September 30, 2018 and $94.8 million for the nine months ended October 1, 2017. As a percentage of revenues, SG&A decreased to 19.7% at September 30, 2018 from 21.7% at October 1, 2017, which is primarily due to the leverage on the fixed SG&A infrastructure as revenues have increased, as well as the impact of cost reduction actions taken by the Company.

R&D Expenses.  R&D expenses were $11.6 million for the nine months ended September 30, 2018 and $12.7 million for the nine months ended October 1, 2017. As a percentage of revenues, R&D decreased to 2.6% for the nine months ended September 30, 2018 from 2.9% of revenues in the nine months ended October 1, 2017. R&D expenditures are primarily related to investments we are making in coordination with our customers, with the objective of the Company owning the data package of a new system or platforms, or a “designed-in” position on of the Company’s products on certain new long-term program opportunities.

Restructuring Expenses and Other. The expense of $3.5 million for the nine months ended September 30, 2018 was primarily due to a pending litigation settlement and related legal costs of approximately $2.8 million, and employee termination costs of approximately $0.7 million related to personnel reduction actions taken in the first, second, and third quarters of 2018. The expense of $0.3 million for the nine months ended October 1, 2017 was primarily due to employee termination costs related to personnel reduction actions taken in the first and second quarters of 2017.

Other Expense, Net.  Other expense, net, decreased to $16.4 million from $24.3 million for the nine months ended September 30, 2018 and October 1, 2017, respectively. The decrease in other expense, net, of $7.9 million is primarily related to the loss of $1.4 million and the realization of $0.4 million of unamortized issuance cost and $0.3 million of unamortized discount from the repurchase and extinguishment of $62.7 million of our 7% Notes, which resulted in a $2.1 million loss on extinguishment of debt in the first quarter of 2017 along with a $7.0 million reduction in interest expense reflecting the Company’s refinance of its Senior Notes in November 2017, which resulted in a reduced borrowing rate from 7.0% to 6.5% and a reduced outstanding principal balance from $431 million to $300 million, offset by foreign currency transaction losses for the nine months ended September 30, 2018 as compared to foreign currency transaction gains in the nine months ending October 1, 2017.

Provision for Income Taxes.  Income tax expense for the nine months ended September 30, 2018 and October 1, 2017 was $4.4 million and $1.6 million, respectively. For the nine months ended September 30, 2018 and October 1, 2017, the expense was primarily a function of the estimated effective tax rate for the year and nonrecurring discrete items. The estimated effective tax rate is driven by estimated foreign taxes, estimated federal and state taxes, permanent book/tax differences, tax amortization of intangible assets that have an indefinite life under GAAP and the projected income or loss for the year. In addition, the income tax expense for the nine months ended September 30, 2018 includes a discrete tax expense of $3.3 million related to an increase in uncertain tax positions.

 Income (Loss) from Discontinued Operations. The loss from discontinued operations was $7.1 million for the nine months ended September 30, 2018 which includes a gain from disposal of $0.0 million and a loss of $6.4 million from operating activities through the completion of the Transaction and approximately $2.7 million of transaction-related expenses. The income from discontinued operations was $2.4 million for the nine months ended October 1, 2017.

Backlog

 Since our adoption of ASC 606 on January 1, 2018, revenues from remaining performance obligations, also referred to as total backlog, are now calculated as the dollar value of our remaining performance obligations on executed contracts. On September 30, 2018, we had approximately $571.7 million of total backlog, of which $528.1 million was funded. We expect to recognize approximately 23.3% of the remaining total backlog as revenue in 2018, an additional 42.6% in 2019 and the balance thereafter. The adoption of ASC 606 resulted in a reduction of approximately $176.7 million of our total backlog as of September 30, 2018. Our comparable total backlog balance as of October 1, 2017, applying the requirements under ASC 606, was approximately $569.8 million, of which $495.5 million was funded.

Total backlog is our estimate of the amount of revenue expected to be realized over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Total backlog can include award fees, incentive fees, or other variable consideration estimated at the most likely amount to which the Company is expected to be entitled to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur. Total backlog can include both funded and unfunded future revenue under government contracts. Total backlog does not include orders for which neither party has performed and which each party has the unilateral right to terminate a wholly unperformed contract without compensating the other party. As such, total backlog generally does not include options for additional performance obligations which have not been executed unless they are considered a material right of the base agreement/contract. For indefinite delivery or indefinite quantity (IDIQ) contracts, only awarded or funded task orders are included for backlog purposes.

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

Liquidity and Capital Resources

As of September 30, 2018, we had cash and cash equivalents of $187.2 million compared with cash and cash equivalents of $130.5 million as of December 31, 2017, which includes $14.0 million and $10.7 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds; however, earnings of these foreign subsidiaries are considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. they could be repatriated, and their repatriation into the U.S. may cause us to incur additional U.S. income taxes or foreign withholding taxes. We do not currently intend to repatriate these earnings.

Our total debt, including principal due on our Notes, and other term debt decreased from $294.3 million at December 31, 2017 to $294.0 million at September 30, 2018, due to the principal payment required on our ten-year term loan with a bank in Israel, offset partially by the amortization of the discount on our Notes and the amortization of deferred financing costs.

We use our operating cash flow to finance trade accounts receivable, fund necessary increases in inventory, fund capital expenditures, our internal research and development investments, our product development investments, and our ongoing operations, service our debt and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services since a number of our receivables are contractually billable and due to us only when certain contractual milestones are achieved. Financing increases in inventory balances is necessary to fulfill shipment requirements to meet delivery schedules of our customers. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our days sales outstanding have increased to 129 days as of September 30, 2018 from 116 days as of December 31, 2017, primarily as a result of certain contractual billing milestones that have not yet been attained, such as equipment shipments and deliveries on certain products, and for certain flight requirements that must be fulfilled on certain aerial target programs, or final billings which are not due until completion on certain projects, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time.

A summary of our net cash provided by (used in) operating activities from continuing operations, investing activities from continuing operations, and financing activities from continuing operations and our cash flows from discontinued operations from our condensed consolidated statements of cash flows is as follows (in millions):

	Nine Months Ended
	September 30, 2018	October 1, 2017
Net cash provided by (used in) operating activities from continuing operations	$15.4	$(16.9)
Net cash provided by (used in) investing activities from continuing operations	46.2	(17.8)
Net cash provided by financing activities from continuing operations	1.7	204.7
Net operating cash flows of discontinued operations	(6.4)	(0.5)
Net investing cash flows of discontinued operations	—	(0.6)

Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2018 was positively impacted by increased operating income as compared to the nine months ended October 1, 2017, offset by changes in working capital accounts. The net use in working capital accounts for the nine months ended September 30, 2018 includes approximately $3.3 million of internal development investments we are making related to the Low Cost Attritable Unmanned Aerial System Demonstration (“LCASD”). For fiscal 2018, we expect to spend $5.0 million to $7.0 million on internal product development efforts that are the remaining non-capital expenditures related for the LCASD program.

Net cash provided by investing activities from continuing operations for the nine months ended September 30, 2018 was positively impacted by the approximately $66.7 million net proceeds, net of related transaction expenses, received from the Transaction. These proceeds were partially offset by capital expenditures of $17.9 million, which consist primarily of investments in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business. We expect to receive approximately $70 million of net cash proceeds from the Transaction, after taking into account amounts to be paid by us pursuant to a negotiated transaction services agreement between us and the Buyer, receipt of approximately $7 million in net working capital to be retained by us, and associated transaction fees and expenses, subject to a net working capital adjustment. We currently expect that the net working capital retained by the Company will be collected in the first half of 2019 once certain legacy projects are completed and the project close-out process has been completed.

Net cash used in investing activities for the nine months ended October 1, 2017 is comprised of capital expenditures, which consist primarily of investment in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business, as well as expenditures related to internal capital investments to build Company-owned capital aerial targets and related support equipment and tooling related to the LCASD and UTAP-22 platforms. During the nine months ended September 30, 2018, capital expenditures of approximately $10.9 million were incurred in our US business, primarily related to our unmanned combat target initiative. We expect our capital expenditures for fiscal 2018 to be significant due primarily to the capital aerial targets and related support equipment and tooling that we are building related to the LCASD and UTAP-22 platforms in our US business. These capital expenditures are expected to equal an aggregate of approximately $22.0 million to $25.0 million for fiscal 2018, with approximately $13.0 to $16.0 million related to our unmanned aerial system business. In addition, during the three months ended September 30, 2018, a final payment of approximately $2.9 million was paid for a previously acquired satellite communications technology.

Net cash provided by financing activities from continuing operations was $1.7 million for the nine months ended September 30, 2018. Net cash provided by financing activities from continuing operations for the nine months ended October 1, 2017 was primarily net proceeds of $268.0 million from our equity offerings of approximately 28 million shares of common stock, partially offset by $64.0 million used to retire approximately $62.7 million in principal amount of outstanding 7% Notes.

The operating cash flows of discontinued operations for the nine month period ended September 30, 2018 is substantially related to the discontinued operations of our Public Safety & Security (PSS) business unit, which includes the payment of approximately $2.5 million to the Buyer of the PSS business pursuant to a negotiated transaction services agreement. The operating cash flows of discontinued operations for the nine month period ended October 1, 2017 is substantially related to the discontinued operations of our Public Safety & Security business unit. The investing cash flow from discontinued operations for the nine months ended October 1, 2017 reflects cash used of $0.6 million, primarily related to the discontinued operations of Herley Industries, Inc. (“Herley”) and certain of Herley’s subsidiaries, including Herley-CTI, Inc., EW Simulation Technology, Ltd. and Stapor Research, Inc. (collectively, the “Herley Entities”).

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

The 6.5% Notes are governed by the Indenture, dated as of November 20, 2017 (the “Indenture”), among the Company, our existing and future domestic subsidiaries parties thereto (the “Subsidiary Guarantors”) and Wilmington Trust, National Association, as trustee and collateral agent. A Subsidiary Guarantor can be released from its guarantee if: (i) all of the capital stock issued by such Subsidiary Guarantor or all or substantially all of the assets of such Subsidiary Guarantor are sold or otherwise disposed of; (ii) we designate such Subsidiary Guarantor as an Unrestricted Subsidiary (as defined in the Indenture); (iii) we exercise our legal defeasance option or our covenant defeasance option; or (iv) upon satisfaction and discharge of the Indenture or payment in full in cash of the principal of, premium, if any, and accrued and unpaid interest on the 6.5% Notes.

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

The Indenture contains covenants limiting, among other things, our ability and the Subsidiary Guarantors’ ability to: (i) pay dividends on or make distributions or repurchase or redeem our capital stock or make other restricted payments; (ii) incur additional debt and guarantee debt; (iii) prepay, redeem or repurchase certain debt; (iv) issue certain preferred stock or similar equity securities; (v) make loans and investments; (vi) sell assets; (vii) incur liens; (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (ix) enter into transactions with affiliates; and (x) enter into agreements restricting our ability and certain of its subsidiaries’ ability to pay dividends. These covenants are subject to a number of exceptions. As of September 30, 2018, we were in compliance with the covenants contained in the Indenture governing the 6.5% Notes.

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

As of September 30, 2018, there was $300.0 million of 6.5% Notes outstanding.

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

The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, and investments, and limits on other various payments, as well as a financial covenant relating to a minimum fixed charge coverage ratio of 1.15:1 (as modified per the Third Amendment and the Fourth Amendment, as defined and discussed below). Events of default under the terms of the Credit Agreement include, but are not limited to: our failure to pay any principal of any loans in full when due and payable; our failure to pay any interest on any loan or any fee or other amount payable under the Credit Agreement within three business days after the date when due and payable; our failure or the failure of any of our subsidiaries to comply with certain covenants and agreements, subject to applicable grace periods and/or notice requirements; any representation, warranty or statement made in or pursuant to the Credit Agreement or any related writing or any other material information furnished by us or any of our subsidiaries to the Agent or the lenders proving to be false or erroneous; and the occurrence of an event or condition having or reasonably likely to have a material adverse effect, which includes a material adverse effect on the business, operations, condition (financial or otherwise) or our prospects or our ability to repay our obligations. Where an event of default arises from certain bankruptcy events, the commitments will automatically and immediately terminate and the principal of, and interest then outstanding on, all of the loans will become immediately due and payable. Subject to certain notice requirements and other conditions, upon the occurrence of an event of default, including the occurrence of a condition having or reasonably likely to have a material adverse effect, commitments may be terminated and the principal of, and interest then outstanding on, all of the loans may become immediately due and payable. As of September 30, 2018, no event of default had occurred and we believe that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Credit Agreement, have not occurred and the likelihood of such events or conditions occurring is remote.

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

As of September 30, 2018, there were no borrowings outstanding on the Credit Agreement and $5.3 million was outstanding on letters of credit, resulting in net borrowing base availability of $57.4 million. We were in compliance with the financial covenants of the Credit Agreement and its amendments as of September 30, 2018.

Debt Acquired in Acquisition

 We assumed a $10.0 million ten-year term loan with a bank in Israel entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance under the term loan was fully repaid as of September 30, 2018.

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

We operate under the COSO (Committee of Sponsoring Organizations) 2013 Framework. There was no change in our internal control over financial reporting during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
Financial statements from the Quarterly Report on Form 10-Q of Kratos Defense & Security Solutions, Inc. for the quarter ended September 30, 2018 formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Notes to the Condensed Consolidated Financial Statements.
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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ MARIA CERVANTES DE BURGREEN, CPA
Maria Cervantes de Burgreen
Vice President and Corporate Controller
(Principal Accounting Officer)
Date:	November 6, 2018