Form 10-K
period 2018-12-30
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2019-02-28
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 30, 2018
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
Commission file number 001-34460
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-3818604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter)is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,013.2 billion, based on the closing sale price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on such date. This disclosure excludes shares of common stock held by executive officers, directors and stockholders whose individual ownership exceeds 10% of the common stock outstanding on June 29, 2018 because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of February 22, 2019, 104,046,886 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference
Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K incorporate information by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the registrant’s 2019 Annual Meeting of Stockholders or an amendment to this annual report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report on Form 10-K.

2

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
 FORM 10-K
 FOR THE FISCAL YEAR ENDED DECEMBER 30, 2018

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

PART I.

Item 1. Business.

Overview

Kratos is a government contractor at the forefront of the U.S. Department of Defense’s (the “DoD”) recapitalization of strategic weapon systems to address peer and near peer threats and its related Rapid Innovation Initiatives. Kratos is a leading technology, intellectual property, proprietary product and system company focused on the U.S. and its allies’ national security. Kratos is a recognized industry leader in the rapid development, demonstration and fielding of high technology systems and products at an affordable cost. A key element of our business plan is to make Company-funded investments related to key platforms, products and systems, so that we own the related intellectual property, providing us designed in, sole and single source positions with our offerings. We are an industry leader in high performance, jet powered, unmanned aerial drone target systems used to test weapon systems and to train the warfighter and a provider of high performance unmanned combat aerial systems for force multiplication and amplification. We are also an industry leader in space and satellite communications, microwave electronics, cyber security/warfare, missile defense, C5ISR (as defined below) and training systems. Our workforce is primarily engineering and technically oriented with a significant number of employees holding national security clearances. Much of our work is performed at customer locations, or in a secure facility. Our primary end customers are national and homeland security related agencies. We believe that our technology, intellectual property, proprietary products and designed-in positions on our customers’ programs, platforms and systems, and our ability to rapidly develop, demonstrate and field affordable leading technology systems gives us a competitive advantage and creates a high barrier to entry into our markets. Our entire organization is focused on executing our strategy of becoming the leading technology and intellectual property based company in our industry.

Industry Update

On February 9, 2018, the Congress approved and the President signed the Bipartisan Budget Act of 2018, which provided that:

1.	spending limits created by the Budget Control Act of 2011 (“BCA”) would be increased by approximately $300 billion over the next two years;

2.	defense spending would be increased by $80 billion in FY (as defined below) 2018 and by $85 billion in the current FY, to approximately $700 billion and $705 billion, respectively;

3.	domestic spending would be increased by $63 billion in FY 2018 and by $68 billion in the current FY; and

4.	Congress would suspend the debt limit through March 2019.

The Congress and the President also executed a fifth continuing resolution authorization through March 23, 2018, to provide congressional appropriators the time required to appropriately document and allocate the authorized spending. On March 23, 2018, the President signed the Omnibus Appropriations Act for FY 2018, which provided $1.3 trillion in discretionary funding for federal agencies. In total for FY 2018, Congress appropriated approximately $700 billion for national security, including approximately $630 billion for base discretionary funding and approximately $70 billion in Overseas Contingency Operations (“OCO”) funding. The U.S. Government’s fiscal year (“FY”) ends September 30.

On September 28, 2018, full-year appropriations for FY 2019 were enacted representing over half of discretionary federal spending. For FY 2019, Congress appropriated approximately $716 billion for national security, including approximately $647 billion for base discretionary funding and approximately $69 billion in OCO funding. Continuing resolutions provided funding for certain agencies (including NASA and other civil agencies) through December 21, 2018. On December 22, 2018, U.S. Government agencies that had not yet received full-year appropriations and did not otherwise have funding entered into a temporary shutdown. On January 25, 2019, a third continuing resolution was enacted, which funded these agencies through February 15, 2019. On February 15, 2019 a spending bill was enacted to fund these agencies for the remainder of FY 2019. The federal budget and debt ceiling are expected to continue to be the subject of considerable debate, which could have a significant impact on defense spending broadly and the Company’s programs in particular.

The budget environment, including budget caps mandated by the BCA for fiscal years 2020 and 2021, and uncertainty surrounding the debt ceiling and the appropriations process, remain significant short and long-term risks. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the Administration and Congress, what challenges budget reductions (required by the BCA and otherwise) will present for the defense industry and whether annual appropriations bills for all agencies will be enacted for FY 2020. If annual appropriations bills are not timely enacted for FY 2020 or beyond, the U.S. Government may again operate under a continuing resolution, restricting new contract or program starts, presenting resource allocation challenges and placing limitations on some planned program budgets, and we may face another government shutdown of unknown duration. If a prolonged government shutdown of the DoD were to occur, it could result in program cancellations, disruptions and/or stop work orders and could limit the U.S. Government’s ability to effectively progress programs and to make timely payments, and our ability to perform on our U.S. Government contracts and successfully compete for new work.

Additionally, funding for certain programs in which we participate may be reduced, delayed or cancelled, and budget cuts globally could adversely affect the viability of our subcontractors and suppliers, and our employee base. While we believe that our business is well-positioned in areas that the DoD and other customers have indicated are areas of focus for future defense spending, the long-term impact of the BCA, other defense spending cuts, challenges in the appropriations process, the debt ceiling and the ongoing fiscal debates remain uncertain.

Significant delays or reductions in appropriations; long-term funding under a continuing resolution; an extended debt ceiling breach or government shutdown; and/or future budget and program decisions, among other items, may negatively impact our business and programs and could have a material adverse effect on our financial position, results of operations and/or cash flows.

Current Reporting Segments

The Company has historically operated in three reportable segments. The Kratos Government Solutions (“KGS”) reportable segment is comprised of an aggregation of KGS operating segments, including our microwave electronic products, space and satellite communications, modular systems and defense and rocket support services operating segments. The Unmanned Systems (“US”) reportable segment consists of our unmanned aerial system and unmanned ground and seaborne system businesses. The Public Safety & Security reportable segment (which was divested in June 2018 and has been classified as discontinued operations - see Note 8 of the Notes to Consolidated Financial Statements contained within this Annual Report) previously provided independent integrated solutions for advanced homeland security, public safety, critical infrastructure, and security and surveillance systems for government and commercial applications.

On June 11, 2018, we completed the sale of all the issued and outstanding capital stock of Kratos Public Safety & Security Solutions, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“PSS”), to Securitas Electronic Security, Inc., a Delaware corporation (“Buyer”). Pursuant to the terms of that certain Stock Purchase Agreement, dated February 28, 2018, by and among Kratos, PSS and the Buyer-, the Buyer agreed to purchase all of the issued and outstanding capital stock of PSS for a purchase price of $69 million in cash, subject to a closing net working capital adjustment (the “Transaction”). We are currently in a dispute with the Buyer regarding the closing net working capital adjustment. The amount in dispute is approximately $8 million. We currently expect to receive approximately $70 million of aggregate net cash proceeds from the Transaction, after taking into account amounts to be paid by us pursuant to a negotiated transaction services agreement between us and the Buyer, receipt of approximately $7.0 million in net working capital retained by the Company, and associated transaction fees and expenses, excluding the impact of the final settlement and determination of the closing net working capital adjustment. We currently expect that the net working capital retained by the Company will be collected by the first half of 2019 once certain legacy projects are completed and the project close-out process has been completed. The Company currently expects to recognize a net break-even on the sale of the Public Safety & Security business once the aggregate net proceeds described above have been collected, excluding the impact of the final settlement and determination of the closing net working capital adjustment. Any changes or adjustments to the expected net proceeds will be reflected in future periods.

We organize our business segments based primarily on the nature of the products, solutions and services offered. Transactions between segments are negotiated and accounted for under terms and conditions similar to other government and commercial contracts, and these intercompany transactions are eliminated in consolidation. For additional information regarding our reportable segments, see Note 13 of the Notes to Consolidated Financial Statements contained within this Annual Report. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets wherever possible.

Competitive Strengths
We believe that our intellectual property, proprietary products, and technology are strongly aligned with certain of the highest priority spending areas of the DoD, and the DoD’s focus on leveraging technology to defeat or deter peer and near-peer adversaries. We also believe that our proven ability to rapidly design, develop, demonstrate and field leading technology products and systems at an affordable cost differentiates us from our competitors. We believe that our longstanding customer relationships, and the designed-in position of our systems, technology and products into our customers’ platforms, programs and systems, provide a unique competitive advantage and position us well for accelerated growth.

Specialized national security focus aligned with mission-critical national security priorities. Continued concerns related to the threats posed by certain foreign nations, including nations with peer or near peer capabilities have caused the U.S. Government to identify national security as an area of functional and spending priority. Budget pressures, particularly related to DoD spending, have placed a premium on developing and fielding low-cost, high-technology solutions to assist in national security missions. While recent budget pressures have at times caused delays in orders for our business, current budget projections, including the pending fiscal 2020 DoD budget, suggest defense spending will increase over the next few years. The improving outlook for defense spending is primarily focused on enhanced power projection, warfighting readiness, lethality, and recapitalization of key strategic defense systems to address peer and near peer threats. Our primary capabilities and areas of focus, listed below, are strongly aligned with the objectives of the U.S. Government as outlined in the DoD’s Strategic Review Document which was released in 2018:

•	Unmanned aerial drone, unmanned ground and unmanned seaborne systems

•	Satellite communications and radio frequency interference detection location and mitigation

•	Microwave electronics supporting warfare, missile, radar and communication systems

•	Electronic warfare, attack, missile, and radar systems

•	Intelligence, surveillance and reconnaissance

•	Ballistic missile defense systems

•	Command, control and combat systems

•	Cyber security and information assurance

•	Specialized training systems and operational readiness

IP-centric defense company with proprietary products and technology which address critical current and emerging threats faced by U.S. and allied militaries. As a technology-focused defense company at the forefront of the DoD’s strategy for technology rich and affordable systems, our current and growing portfolio of proprietary systems, products, solutions, and related intellectual property addresses some of the most critical needs of U.S. and allied militaries in the fields of unmanned systems, space & satellite communications, microwave electronics, cyber security/warfare, missile defense, combat and training systems. A key element of our customers’ strategy, and where we have invested significantly, is the development of capabilities and intellectual property addressing the recent challenges faced by U.S. and allied militaries in Anti-Access and Aerial-Denial (“A2/AD”) environments. This is evidenced by our significant investment in high-performance Unmanned Aerial Drone System (“UADS”) platforms and technology, which has culminated in a series of Unmanned Combat Aerial System (“UCAS”) contract wins. Additionally, with our space & satellite and terrestrial ground segment command, control, radio frequency interference monitoring, geolocation and mitigation products and capabilities, we believe we are well-positioned to capitalize on the 2019 DoD budget request of $9.3 billion for space investments, a significant portion of which is for the development and protection of U.S. national security space assets and infrastructure. Accordingly, our proprietary products, systems and technologies are developed and refined with the goal of enabling our customers to maintain an advantage over the advanced and constantly evolving threats of adversaries, at an affordable cost. In many instances, we are one of the few companies that produce the mission-critical technology our customers require, or we outperformed our peers in a competitive bidding process. We maintain a strategy of internally funding research and development and owning the intellectual property of many of these high-performance capabilities and systems.
Technology-driven company aligned with and supporting our customers’ increased innovation, technology, and strategic national security initiatives, with focus on speed and affordability. As the DoD works to increase or maintain its technological advantage over adversaries, it has continued its efforts to create breakthrough technologies for national security, accelerate innovation to the warfighter, and repurpose current capabilities to create cost-effective, disruptive technology advances. With our focus on delivering proven leading edge systems, products and technologies that address the most critical current and emerging threats, our customers include some of the most technologically advanced organizations of the defense establishment, including the Defense Innovation Unit (“DIU”) (formerly the Defense Innovation Unit Experimental (“DIUx”)), Defense Advanced Research Projects Agency (“DARPA”), Air Force Research Laboratory (“AFRL”), the Strategic Capabilities Office (SCO), the Strategic Command (STRATCOM), the National Aeronautics and Space Administration, the U.S. intelligence community, and other confidential customers. We believe our focus on constant innovation, capability improvements across our product and solutions portfolio, speed of development, and production and affordability are key differentiators that align us with and address our customers’ key initiatives.
In-depth understanding of customer missions. We have a reputation for successfully and rapidly designing, developing, demonstrating and fielding mission-critical products, solutions and services to our customers, at an affordable cost. Our long-term relationships with the U.S. Air Force, U.S. Army, U.S. Navy and other national security related customers and agencies enable us to develop an in-depth understanding of their missions, problems and technical requirements. In addition, a substantial number of our employees are located at our customer locations, at secure manufacturing facilities or at critical infrastructure locations, all of which provides Kratos with valuable strategic insight into our customers’ ongoing missions and future program and mission requirements. This understanding of our customers’ missions, requirements, and needs, in conjunction with the strategic location of our employees, enables us to offer technical solutions tailored to our customers’ specific requirements and evolving mission objectives. In addition, once our products are “designed in” and we are on-site with a customer and providing our products and solutions, we have historically been successful in winning new and recompete business.
Kratos is one of the industry leaders in high performance, jet powered, unmanned aerial target drone systems which are designed to replicate state of the art adversarial fighter aircraft, missiles and other threats. Kratos is the sole source or primary unmanned aerial target drone system provider to the U.S. Air Force, Navy, Army, and numerous allied foreign defense agencies. Leveraging off of this technology, for which Kratos owns the intellectual property, we made a significant investment over the past six years developing Kratos’ first UCAS, our Unmanned Tactical Aerial Platform (“UTAP-22”), now formally called “Mako.” After successfully achieving the Mako’s first concept flights at the end of 2015, in 2016 we received a $12.6 million single-award contract to demonstrate certain payload integration and loyal wingman teaming with manned aircraft in a major military exercise. At the time, this contract was one of the largest awarded contracts by the DIUx. We are currently under contract with several additional customers related to Kratos’ Mako.

A select sample of Kratos’ other key Unmanned Aerial System (“UAS”) products and contracts includes:

•
In 2017, we successfully advanced to Phase II of the Gremlins program, awarded by DARPA, the U.S. Government’s leader in breakthrough technologies for national security, teamed with our partner company, Dynetics. In 2018, as part of the Dynetics led team, we were selected for award on Phase III of the Gremlins program to demonstrate safe and reliable launch and aerial recovery of multiple unmanned drone system aircraft, capable of employing and recovering diverse distributed payloads in volley quantities.

•
In 2016, we were awarded the AFRL Low Cost Attritable Strike Demonstration (“LCASD”) UCAS single-award cost share contract. The LCASD is an approximately 30 foot by 22 foot unmanned strike aerial drone system. Our customer expects the initial flight of this leading technology UAS to occur in the first quarter of 2019.

•
We have redeveloped our Air Force Subscale Aerial Target BQM-167 into what we believe to be the highest performance unmanned aircraft in the world, the U.S. Navy Sub-Sonic Aerial Target (“SSAT”) Drone BQM-177A, with low rate initial production awarded to Kratos in June 2017. In 2018, delivery of the first production aerial targets was made to the U.S. Navy. In addition, our customer, Naval Air Systems Command (NAVAIR) announced that it expects to award a quantity of up to 60 BQM-177As with deliveries in 2020 and

2021. We expect the SSAT program to become one of the largest and most important to Kratos in the near term.

•
In 2018, we received a single award $109 million maximum value three year production contract for Air Force Subscale Aerial Target BQM-167A, with $27 million being initially obligated at the time of award for 30 Lot 14 BQM-167A aerial targets and production support.

•
In 2018, we received a ten-year, sole source, single award framework contract from QinetiQ UK for Kratos’ MQM-178 Firejet aerial targets, spares, ground support equipment, technical services, and training. In 2018, we were awarded a prime contract for the Aerial Target Systems 2 (ATS-2), Multiple Award Indefinite Delivery Indefinite Quantity (“IDIQ”) Contract with a ceiling value of $93.3 million, and a five year period of performance.

•
In 2018, we received a sole source, single award multi-year IDIQ contract from Swedish Defence Materiel Administration for our MQM-178 Firejet aerial target aircraft and associated ground support equipment, spares, payloads, components, expendables and support services. The first order under the three-year IDIQ contract is expected in the first half of 2019. Additionally, there are two three-year exercisable option periods for a total potential contract performance term of nine years.

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
We are also an industry leader in ground-based command, control and communications systems for satellites, and a leader in related radio frequency interference identification, geolocation and mitigation. Our primary customers include the U.S. Air Force, Space Command and other agencies. Our microwave electronics business products have designed-in positions on critical combat system programs, including Barak, Gripen, Iron Dome, Sling of David, F-15, F-16, Gripen, and Arrow. Our advanced capabilities in the training systems and solutions market, including for aircraft and combat vehicles, have allowed us to successfully remain at the forefront of defense industry readiness initiatives. We believe our strategy of internally funding the research and development of many of our systems, products, solutions and capabilities will continue to solidify our position in high growth markets, such as high performance UADS, satellite communications, microwave electronics and training systems, and allow us to grow, over the long-term, at a rate greater than that of the industry.
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
We have a highly diverse base of customers and contracts with no contract representing more than 6% of 2018 revenue. Our fixed-price contracts, the majority of which are production contracts, represent approximately 86% of our 2018 revenue. Our cost-plus-fee contracts and time and materials contracts represent approximately 9% and 5%, respectively, of our 2018 revenue. We believe our diverse base of key contracts and low reliance on any one contract provides us with a stable, balanced revenue stream. Our recent major contract awards, including a $93.3 million potential value contract with the U.S. Army’s Target Management Office (TMO), $30 million in scope increases on multiple training platforms, $109 million maximum value three year production contract for the Air Force Subscale Aerial Target program, $38.6 million additional task orders awarded on Foreign Military Sales (FMS) to support the Royal Saudi Naval Forces, $67.5 million single award prime contract to support the Naval Warfare Center, Dahlgren Division Electromagnetic and Sensor Systems Department through their Radar Systems Division, and multiple space and satellite communications awards have continued to allow us to grow the business while maintaining a diverse contract base.

Significant cash flow visibility driven by stable backlog. As of December 30, 2018 and December 31, 2017, our total backlog (see Backlog below) was approximately $620.7 million and $519.9 million respectively, of which approximately $537.2 million was funded in 2018 and $457.3 million was funded in 2017. The majority of our sales are from awards issued under long-term contracts, typically three to five years in duration. Our contract backlog provides visibility into stable future revenue and cash flow over a diverse set of contracts. Importantly, a number of our systems and products are designed-in on and support long term, multi-year/multi-decade programs, which provides significant operational and financial visibility to our Company.
Highly skilled employees and an experienced management team. We deliver our systems, products and services through a skilled and primarily engineering and technically oriented workforce of approximately 2,600 employees. Our senior managers have significant experience with U.S. Government agencies, the U.S. military and U.S. Government contractors. A significant number of Kratos employees hold national security clearances. Members of our management team have experience growing businesses both organically and through acquisitions and delivering significant value to stakeholders. We believe that the cumulative experience and differentiated expertise of our personnel in our core focus areas, coupled with our sizable and technically oriented employee base, allow us to qualify for and bid on larger programs and contracts in a prime contracting role.
Our Strategy
Our strategy is to focus on our core business areas, including unmanned systems, space and satellite communications, cyber security, microwave electronics, missile defense and training systems, which are closely aligned with the DoD’s mission and funding priorities. We will continue to invest in differentiating systems, products, technology and intellectual property. We intend to be the leader in rapidly developing, demonstrating and delivering to the warfighter proven leading technology systems, at an affordable cost.
Internal Growth
We are focused on generating internal growth by capitalizing on our ability to rapidly develop, demonstrate and field leading technology systems and products at an affordable cost. We will make targeted discretionary investments in mission critical DoD priority areas, including unmanned systems, space and satellite communications, cyber security, microwave electronics, missile defense and training systems, which have the highest potential for growth based on recent DoD funding requests, and in which we will retain the intellectual property rights.
Expand technology product, solution and service offerings provided to existing customers. We are focused on expanding the technology, products, systems and solutions we provide to our current customers by leveraging our strong relationships, technical capabilities, intellectual property and past performance qualifications as well as by offering a wider range of comprehensive low-cost technology leading and proven products and solutions. In regard to areas of specialization, our product and solution offerings include the manufacturing of specialized defense electronics; integrated technology solutions for satellite command, control and communications; specialized high performance UADS and drone aircraft for tactical and threat representation target purposes; and Unmanned Ground Systems (“UGS”) and Unmanned Seaborne Systems (“USS”). We believe our understanding of customer needs, missions, requirements and processes, and our ability to rapidly deliver low cost, technology leading systems, products and solutions, position us well for success in the current national security environment.
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
Expand customer and contract base. We are focused on expanding our customer base into areas with significant growth opportunities as indicated by the FY 2019 DoD budget request and the DoD Strategic Document, by leveraging our technology, intellectual property, proprietary products, capabilities, industry reputation, long-term customer relationships and diverse contract base. We also believe that our ability to rapidly develop, demonstrate and field high technology systems and products at an affordable cost is a clear competitive differentiator for our Company. We anticipate that this overall expansion in our capabilities will enable us both to pursue larger program opportunities, higher value work and to further diversify our revenue base across additional U.S. Government, international and commercial customers.

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
Invest in strategic growth areas. Over the past several years, we have made significant internally funded investments in strategic growth areas including unmanned tactical aircraft drone systems. Specifically, we have increased internally funded research and development, capital expenditures and infrastructure investments, including executive management, bid, proposal and new business capture, pursuit and related expenses. We have made these investments with the intention of developing, demonstrating, fielding and bringing to production high performance jet powered unmanned aerial combat systems. These investments also allow us to retain the intellectual property rights, design and data packages for these platforms and systems, and to ultimately secure sole source production positions in these strategic growth areas. Specifically, since 2012, we have invested over $100 million in our UAS through internally funded research, development and contract design retrofit costs for new platforms under development and capital expenditures for aircraft and related equipment related to this strategic growth area.

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

•
We received a $40.8 million single award, cost-share contract from the AFRL for the LCASD. Under the LCASD contract award, we are designing, developing, and will deliver, demonstrate and test a technical baseline for a high-speed long-range, low-cost limited life-strike UAS. For our investment, we will retain hard (including two LCASD aircraft) and other assets, and important intellectual property, software, data, platform and system rights, which we believe will be critically important and valuable over the expected long-term life of this platform, including with respect to future production opportunities. Our customer expects the initial flight of this leading technology UAS to occur in the first quarter of 2019.

•
We were awarded one of four prime contract awards from DARPA for the Gremlins program. Under the Gremlins program, DARPA envisions a swarm of approximately 20 high performance unmanned aerial vehicles that are deployed by an inflight aircraft, and are later recovered, inflight, by an aircraft. The approximate $3.9 million Phase I contracts were awarded to four competing companies, with the intent to ultimately down select to one finalist company over a period of approximately 36 months. In 2017, we successfully advanced to Phase II of the Gremlin’s program, teamed with our partner company Dynetics. In 2018, as part of the Dynetics-led team, we were selected for award on Phase III of the Gremlins program to demonstrate safe and reliable launch and aerial recovery of multiple unmanned drone system aircraft, capable of employing and recovering diverse distributed payloads in volley quantities.

Capitalize on corporate infrastructure investments. In recent periods, we have made significant investments in our senior management and corporate infrastructure related to cyber security threats to our Company, increased and changing regulations we are subject to, and the changing national security industry environment. These investments also included hiring senior executives with significant experience in the national security industry, hiring firms to support us on Capitol Hill, Congressionally and with our customers, strengthening our internal controls over financial reporting and accounting staff in support of increasing public company reporting requirements, expanding our infrastructure in response to increases in cyber security protection and related regulatory requirements, and expanding our backlog and bid and proposal pipeline. We expect to be allocating additional resources in our pursuit of new, larger and highly technical prime contract opportunities. We believe our management experience and corporate infrastructure can support a company with a much larger revenue base than ours. Accordingly, we believe that, to the extent our revenue grows, we will be able to leverage this infrastructure base and increase our operating margins.
Customers
A representative list of customers in our KGS and US segments during 2018 included the U.S. Air Force, U.S. Army, U.S. Navy, U.S. Marines, Missile Defense Agency, Space Command, the Department of Homeland Security, the National Aeronautics and Space Administration, FMS, the U.S. Southern Command, STRATCOM, the Strategic Capabilities Office (SCO), DIU or DIUx, the Rapid Capabilities Offices, the U.S. intelligence community and certain confidential customers.

Revenue from the U.S. Government (which includes FMS) includes revenue from contracts for which we are the prime contractor as well as those for which we are a subcontractor and the ultimate customer is the U.S. Government. Revenues from U.S. Government agency customers in aggregate accounted for approximately 72%, 75% and 73% of total revenues in 2018, 2017, and 2016, respectively.

Revenues from foreign customers were approximately $114.3 million or 19%, $84.7 million or 14%, and $80.1 million or 15% of total revenue for the years ended December 30, 2018, December 31, 2017, and December 25, 2016, respectively.

Backlog

Effective January 1, 2018, we adopted the requirements of Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), utilizing the modified retrospective method as discussed in Note 1 of the Notes to Consolidated Financial Statements contained within this Annual Report. Since our adoption of ASC 606, revenues from remaining performance obligations, also referred to as total backlog, are now calculated as the dollar value of our remaining performance obligations on executed contracts. As of December 30, 2018, our backlog was approximately $620.7 million, of which $537.2 million was funded. We expect to recognize approximately 66.7% of the remaining total backlog as revenue in 2019, an additional 13.7% in 2020 and the balance thereafter. The adoption of ASC 606 resulted in a reduction of approximately $136.6 million of our total backlog as of December 31, 2017. Our comparable total backlog balance as of December 31, 2017, applying the requirements under ASC 606, was approximately $519.9 million of which $457.3 million was funded.

Total backlog is our estimate of the amount of revenue expected to be realized over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Total backlog can include award fees, incentive fees, or other variable consideration estimated based on the most likely amount the Company is expected to be entitled to receive, to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur. Total backlog can include both funded and unfunded future revenue under government contracts. Total backlog does not include orders for which neither party has performed and which each party has the unilateral right to terminate a wholly unperformed contract without compensating the other party. As such, total backlog generally does not include options for additional performance obligations which have not been executed unless they are considered a material right of the base agreement/contract. For IDIQ contracts, only awarded or funded task orders are included for backlog purposes.

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

A significant number of the programs that Kratos’ systems, products and solutions support are multi-year/multi-decade in nature. Accordingly, based on historical customer usage or operational tempo, the Company has reasonable expectations or visibility of what ultimate orders for Kratos’ systems, products and solutions will be. The Company does not include these expected amounts in its backlog until a related contract award is received.

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

Employees
As of December 30, 2018, we had a work force of approximately 2,600 full-time, part-time and on-call employees.
Competition
Our market is competitive and includes a number of companies in the U.S. defense and national security industries. Most of the companies that we compete against have significantly greater financial, technical, marketing and other resources and generate greater revenues than we do. Competition in the KGS and US segments include tier one, large U.S. Government contractors and system integrators such as Northrop Grumman, Lockheed Martin, General Dynamics, Raytheon, BAE Systems, L3, and Boeing. While we view other government contractors as competitors, we also team with these same companies in joint proposals or in the delivery of our products, solutions and services for customers. Tier two competitors include smaller government contractors such as Mercury Computer, Qinetiq, Cobham, Aerojet Rocketdyne and AAR. Intense competition and long operating cycles are key characteristics of our business within the defense industry. It is also common in the defense industry for work on major programs to be shared among a number of companies. A company competing to be a prime contractor or subcontractor on an award may, upon final award of the contract to another competitor, become a subcontractor for the final prime contractor. It is not unusual to compete for a contract award with a peer company and simultaneously perform as a supplier to or be a customer of that same competitor on other contracts, or vice versa. The nature of major defense programs, conducted under binding contracts, allows companies that perform well to benefit from a level of program continuity not frequently found in other industries.
We believe that the principal competitive factors in our ability to win new business include our strategy of focusing on priority DoD requirements and funding areas, our intellectual property, proprietary products, technology and our ability to rapidly develop, demonstrate and deliver systems to the warfighter at an affordable cost. Also important is our past performance qualifications, customer relationships, domain and technology expertise, the ability to obtain and replace contract vehicles, the ability to deliver results within budget (time and cost), reputation, accountability, staffing flexibility, and project management expertise. Additionally, our ability to deliver cost effective systems, products, solutions and services that meet our customers’ requirements is also a key differentiator.
In the U.S. defense, IT, and services markets, the U.S. Government has stressed competition and affordability in connection with its future procurement of products and services. This has led to fewer sole source awards, as well as more emphasis on cost competitiveness, with contract awards issued on a Low Price Technically Acceptable (“LPTA”) basis rather than a best value basis, which has negatively impacted our Defense and Rocket Support Services (“DRSS”) business in our KGS segment. In addition, competitor bid protests have become more prevalent in the current competitive environment, resulting in further delay of contract procurement activity.
The majority of our government services business is included in our DRSS business. This cost competitive environment resulted in an impairment in the carrying value of our DRSS business in the fourth quarter of 2017. Approximately 10% of Kratos’ business for the year ended December 30, 2018 is IT or government services based. In 2010, Kratos changed its strategy to focus on being a system, product, technology and intellectual property based company and we deemphasized our focus in our legacy government services businesses. For 2018, our legacy government services business generated revenues of approximately $59.6 million. See Note 2 of the Notes to Consolidated Financial Statements contained within this Annual Report for further discussion.
Research and Development
We believe that our future success depends upon our ability to continue to rapidly develop new products and services, and enhancements to and applications for our existing products and services, to be delivered at an affordable cost. Our research and development expenses were $15.6 million, $17.8 million and $13.9 million in 2018, 2017, and 2016, respectively. We intend to continue our focus on research and development as a key strategy for growth, which will focus on investments in those fields that we believe will offer the greatest opportunity for growth and profitability. Our current primary internal research and development (“IR&D”) focus areas include satellite communications and signal monitoring, unmanned systems, and electronic products.
Intellectual Property
We believe that our continued success depends in large part on our proprietary technology, the intellectual skills of our employees and the ability of our employees to continue to innovate. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights.
As of December 30, 2018, we held a number of U.S. and foreign patents. We do not consider our business to be materially dependent upon any individual patent. We will continue to file and pursue patent applications when and where appropriate to attempt to protect our rights in our proprietary technologies. We also encourage our employees to continue to invent and develop new technologies so as to maintain our competitiveness in the marketplace.
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
Government Regulation
We are subject to various government regulations, including various U.S. Government regulations as a contractor and subcontractor to the agencies of the U.S. Government. Among the most significant U.S. Government regulations affecting our business are:

•	the Federal Acquisition Regulations and supplemental agency regulations, which comprehensively regulate the formation, administration, and performance under government contracts;

•	the Truthful Cost or Pricing Data Statute (formerly the Truth in Negotiations Act), which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

•	the Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under cost-based government contracts;

•	the Foreign Corrupt Practices Act, which prohibits U.S. companies from providing anything of value to a foreign official to help obtain, retain or direct business, or obtain any unfair advantages;

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
In fiscal 2018, 2017 and 2016, we generated 72%, 75% and 73%, respectively, of our total revenues from contracts with the U.S. Government (including all branches of the U.S. military and FMS), either as a prime contractor or a subcontractor. We expect to continue to derive most of our revenues from work performed under U.S. Government contracts. See the Industry Update section in Item 1 “Business” contained within this Annual Report for a discussion of the current budgetary and funding constraints on U.S. Government spending and legislation enacted to reduce the U.S. federal deficit. As a result, we have experienced and expect to continue to experience reduced or delayed awards on some of our programs, with a related negative impact to our revenues, earnings and cash flows. Competitor bid protests also have become more prevalent in the current competitive environment resulting from decreased government spending, which has led to further contract award delays. In addition, any future changes to the fiscal policies of the U.S. Government and foreign governmental entities may decrease overall government funding for defense and homeland security, result in delays in the procurement of our products and services due to lack of funding, cause the U.S. Government and government agencies to reduce their purchases under existing contracts, or cause them to exercise their rights to terminate contracts at-will or to abstain from exercising options to renew contracts, any of which would have an adverse effect on our business, financial condition, results of operations and/or cash flows.

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
The federal budget and debt ceiling are expected to continue to be the subject of considerable debate, which could have a significant impact on defense spending broadly and our programs in particular.
The budget environment, including budget caps mandated by the BCA for fiscal years 2020 and 2021, and uncertainty surrounding the debt ceiling and the appropriations process, remain significant short and long-term risks. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the Administration and Congress, what challenges budget reductions (required by the BCA and otherwise) will present for the defense industry and whether annual appropriations bills for all agencies will be enacted for FY 2020. If annual appropriations bills are not timely enacted for FY 2020 or beyond, the U.S. Government may again operate under a continuing resolution, restricting new contract or program starts, presenting resource allocation challenges and placing limitations on some planned program budgets, and we may face another government shutdown of unknown duration. If a prolonged government shutdown of the DoD were to occur, it could result in program cancellations, disruptions and/or stop work orders and could limit the U.S. Government’s ability to effectively progress programs and to make timely payments, and our ability to perform on our U.S. Government contracts and successfully compete for new work.
We believe continued budget pressures would have serious negative consequences for the security of our country, the defense industrial base, including the Company, and the customers, employees, suppliers, investors, and communities that rely on companies in the defense industrial base. It is likely budget and program decisions made in this environment would have long-term implications for us and the entire defense industry.
Additionally, funding for certain programs in which we participate may be reduced, delayed or cancelled, and budget cuts globally could adversely affect the viability of our subcontractors and suppliers, and our employee base. While we believe that our business is well-positioned in areas that the DoD and other customers have indicated are areas of focus for future defense spending, the long-term impact of the BCA, other defense spending cuts, challenges in the appropriations process, the debt ceiling and the ongoing fiscal debates remain uncertain.
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

Many of our competitors have greater financial, technical, marketing and public relations resources, larger customer bases and greater brand or name recognition than we do. Such competitors may be able to utilize their substantially greater resources and economies of scale to, among other things:

•
divert sales from us by winning very large‑scale government contracts, a risk that is enhanced by the recent trend in government procurement practices to bundle services into larger contracts and the recent trend of making award determinations on a LPTA basis;

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

For the fiscal year ended December 30, 2018, our US segment accounted for 21.5% of our total revenue. We cannot accurately predict the future growth rate or size of this market. Demand for our products may not increase, or may decrease, either generally or in specific markets, for particular types of products or during particular time periods. There are only a limited number of programs under which the U.S. military, our primary customer, is currently funding the development or purchase of our UAS and UGS products. Although we are seeking to expand our US customer base to include foreign governments, domestic non-military agencies and commercial customers, we cannot assure that our efforts will be successful. The expansion of the UAS and UGS markets in general, and the market for our products in particular, depends on a number of factors, including the following:

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

Loss of our General Services Administration (“GSA”) contracts or GWACs could impair our ability to attract new business.
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
The U.S. Government has continued to reduce the percentage of contracted services in favor of more federal employees through an initiative called “in-sourcing.” Over time, in-sourcing could have an adverse effect on our business, financial condition and results of operations. Specifically, as a result of in-sourcing government procurements for services could be fewer and smaller in the future. In addition, work we currently perform could be in-sourced by the federal government and, as a result, our revenues could be reduced. Moreover, our employees could also be hired by the government. This loss of our employees would necessitate the need to retain and train new employees. Accordingly, the effect of in-sourcing or the continuation of in-sourcing at a faster-than-expected rate could have an adverse effect on our business, financial condition, and results of operations.
Our business could be negatively impacted by security threats, including cyber security threats, and other disruptions.
Many of the systems we develop, install and maintain involve managing and protecting information involved in intelligence, national security and other sensitive or classified U.S. Government functions. We face various security threats, including cyber security threats, to gain unauthorized access to this sensitive information. Such threats can come from external as well as internal sources. We also face threats to the safety of our directors, officers, and employees; threats to the security of our facilities and infrastructure; and threats from terrorist acts. Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to the loss of sensitive information, critical infrastructure, personnel or capabilities essential to our operations and prevent us from being eligible for further work on sensitive or classified systems for U.S. Government customers. Further, any losses we incur from such a security breach could exceed the policy limits under our errors and omissions and product liability insurance. Any losses we incur, any damage to our reputation or any limitations on our eligibility for additional work resulting from a security breach could materially reduce our revenue and could have a material adverse effect on our business, financial condition and results of operations.
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

Significant fluctuations in our operating results for a particular quarter could cause us to fall out of compliance with the financial covenants related to our debt, which if not waived, could restrict our access to capital and cause us to take extreme measures to pay down the debt, if any, under our $90.0 million Amended and Restated Credit and Security Agreement, dated November 20, 2017 (as amended, the “Credit Agreement”), by and among the Company, the lenders named therein, SunTrust Bank, as Agent (the “Agent”), and SunTrust Robinson Humphrey, Inc. as Lead Arranger and Sole Book Runner. In addition, fluctuations in our financial results could cause our stock price to decline. See the risks and uncertainties related to our ability to raise additional capital below in “We may need additional capital to fund the growth of our business, and financing may not be available on favorable terms or at all.”

Our margins and operating results may suffer if we experience unfavorable changes in the proportion of cost-plus-fee or fixed‑price contracts in our total contract mix.

Although fixed-price contracts entail a greater risk of a reduced profit or financial loss on a contract compared to other types of contracts we enter into, fixed-price contracts typically provide higher profit opportunities because we may be able to benefit from cost savings and operating efficiencies. In contrast, cost-plus-fee contracts are subject to statutory limits on profit margins and generally are the least profitable of our contract types. Our U.S. Government customers typically determine what type of contract we enter into. Cost-plus-fee and fixed-price contracts in our federal business accounted for approximately 13% and 82%, respectively, of our federal business revenues for the year ended December 30, 2018. To the extent that we enter into more cost-plus-fee or less fixed-price contracts in proportion to our total contract mix in the future, our margins and operating results may suffer.

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
As of December 30, 2018, goodwill represented approximately 42% of our total assets. We periodically review the carrying values of our goodwill to determine whether such carrying values exceed the fair value. If impairment testing indicates that the carrying value of a reporting unit exceeds its fair value, the goodwill of the reporting unit is deemed impaired. Accordingly, an impairment charge would be recognized for that reporting unit in the period identified.
The identification and measurement of impairment involves the estimation of the fair value of reporting units. Accounting for impairment contains uncertainty because management must make judgments in determining appropriate assumptions to be used in the measurement of fair value. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, incorporate management assumptions about expected future cash flows and contemplate other valuation techniques. Future cash flows can be affected by changes in industry or market conditions, among other things.

Given the current market conditions and continued economic uncertainty in the U.S. defense industry, including sequestration and issues surrounding the national debt ceiling, our future revenues, profits and cash flows could be substantially lower than our current projections. Current market conditions including increased price competitiveness specifically in the government services space, and procurements awarded on an LPTA rather than best value basis, can significantly impact our current projections, which specifically resulted in an impairment of the carrying value in 2017 of our goodwill balance in our DRSS reporting unit within our KGS reportable segment. In addition, our ability to penetrate new international markets could also impact our current projections. Additional market factors could impact our projections and our ability to successfully develop new products and platforms. For example, our US reporting unit forecasts include the successful completion of certain performance criteria on new unmanned systems platforms, and acceptance of new unmanned systems platforms on a technical basis as well as from a political and government budgetary standpoint. In addition, market-based inputs to the calculations in the impairment test, such as weighted average cost of capital, and market multiples, could also be negatively impacted. Such circumstances may result in the future deterioration of the fair value of our reporting units and an impairment of our goodwill. Due to continual changes in market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be impaired in future periods. Any resulting impairment loss could harm our profitability and financial condition.

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
Federal and state income tax laws impose restrictions on the utilization of net operating loss (“NOL”) and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 of the Internal Revenue Code of 1986, as amended. We believe we underwent an ownership change in March 2010 that limited the Company’s federal annual utilization of NOL carryforwards. If the entire limitation amount is not utilized in a year, the excess can be carried forward and utilized in future years. For the year ended December 30, 2018, there was no impact of such limitations on the income tax provision since the amount of taxable income did not exceed the cumulative annual limitation amount. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOL or other tax attributes may be further limited.
We expect to incur substantial research and development costs and devote significant resources to identifying and developing new products and services, which could significantly reduce our profitability and may never result in revenue to us.
Our future growth depends on penetrating new markets, adapting existing products to new applications, and introducing new products and services that achieve market acceptance. We plan to incur substantial research and development costs as part of our efforts to design, develop and commercialize new products and services and enhance existing products. We spent $15.6 million, or 2.5% of our revenue, in our fiscal year ended December 30, 2018 on internally funded research and development activities. We believe that there are significant investment opportunities in a number of business areas. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the future. Further, our research and development programs may not produce successful results, and our new products and services may not achieve market acceptance, create additional revenue or become profitable, which could materially harm our business, prospects, financial results and liquidity.
Risks Related to Our Operations

We may need additional capital to fund the growth of our business, and financing may not be available on favorable terms or at all.

We currently anticipate that our available capital resources, including the cash we raised in our recent equity offerings, the net proceeds from the divestiture of our PSS business, amounts available under our Credit Agreement and operating cash flow will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, these resources may not be sufficient to fund the long-term growth of our business, especially in the event that we are awarded future multiple sizable production awards related to our tactical drone programs which require significant amounts of working capital to fund such growth. If we determine that it is necessary to raise additional funds, either through an expansion or refinancing of our Credit Agreement or through public or private debt offerings or additional equity financings, additional financing may not be available on terms favorable to us, or at all. Disruptions in the capital and credit markets could adversely affect our ability to access these markets. Limitations on our borrowing base contained in our Credit Agreement may limit our access to capital, and we could fall out of compliance with financial and other covenants contained in our Credit Agreement which, if not waived, would restrict our access to capital and could require us to pay down any then-existing debt under the Credit Agreement. Our lenders may not agree to extend additional or continuing credit under our Credit Agreement or waive restrictions on our access to capital. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of available opportunities, develop new products or otherwise respond to competitive pressures and our business, operating results or financial condition could be materially adversely affected.

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

Acquired businesses may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition, including cyber and other security vulnerabilities. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations to the U.S. Government or other customers, we, as the successor owner, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. Acquisitions also frequently result in the recording of goodwill and other intangible assets that are subject to potential impairment in the future that could harm our financial results. In addition, if we finance acquisitions by issuing debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our stock. Acquisitions and/or the related equity financings could also impact our ability to utilize our NOL carryforwards. As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate. Acquisitions frequently involve benefits related to integration of operations. The failure to successfully integrate the operations or to otherwise realize any of the anticipated benefits of the acquisition could seriously harm our financial condition and results of operations.
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
We have engaged in cost reduction and restructuring activities in the past, including recent restructuring actions in our modular systems business and our divestiture of the Public Safety & Security business, and we may engage in other cost reduction restructuring activities in the future. These types of cost reduction and restructuring activities are complex. If we do not successfully manage our current cost reduction and restructuring activities, or any other cost reduction and restructuring activities that we may take in the future, any expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. In addition, the costs associated with implementing cost reduction and restructuring activities might exceed expectations, which could result in additional future charges.
Risks Related to Our International Operations
Revenues derived from our international business could be subject to global economic downturn and hardship.

Our international business represents 19% of our total revenue for the year ended December 30, 2018, which may be impacted by changes in foreign national priorities and government budgets and may be further impacted by global economic conditions and fluctuations in foreign currency exchange rates. Continued international economic uncertainty and reductions in consumer spending may result in reductions in our revenue. In particular, recent events have caused increased attention on U.S. defense sales to the Kingdom of Saudi Arabia (“KSA”). Although we currently do not expect to be prevented from doing business in KSA, which represents nearly 8% of our sales (which are through FMS), if government action impairs our ability to fulfill our contractual obligations or otherwise to continue to do business in KSA, it could have an adverse effect on our financial results.
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
Our operations outside of the U.S. are subject to risks that are inherent in conducting business under non-U.S. laws, regulations and customs, including those related to:

•	foreign currency exchange rate fluctuations, potentially reducing the U.S. dollars we receive for sales denominated in foreign currency;

•	the possibility that unfriendly nations or groups could boycott our solutions;

•	political conditions in the markets in which we operate;

•	potential increased costs associated with overlapping tax structures;

•	import-export control;

•	the ability to obtain required U.S. government agency issued export licenses to ship our product overseas;

•	more limited protection for intellectual property rights in some countries;

•	difficulties and costs associated with staffing and managing foreign operations;

•	unexpected changes in regulatory requirements;

•	the difficulties of compliance with a wide variety of foreign laws and regulations;

•	longer accounts receivable cycles in certain foreign countries, whether due to cultural differences, exchange rate fluctuation or other factors;

•	technology transfer restrictions;

•	changes to our distribution networks; and

•	our employees.

These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition. For example, we are subject to compliance with the Foreign Corrupt Practices Act and similar anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While our employees and agents are required to comply with these laws, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition, and results of operations. In addition, our international contracts may include industrial cooperation agreements requiring specific in-country purchases, investments, manufacturing agreements or other financial obligations, known as offset obligations, and provide for penalties if we fail to meet such requirements. In addition, due to the nature of our products, we must obtain licenses and authorizations from various U.S. government agencies before selling our products outside of the U.S. Our ability to obtain these licenses and authorizations timely or at all is subject to risks and uncertainties, including changing U.S. government policies or laws or delays in Congressional action due to geopolitical and other factors. The impact of these factors is difficult to predict, but one or more of them could adversely affect our financial position, results of operations, or cash flows.

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
As of December 30, 2018, we had approximately $294.2 million of total indebtedness outstanding, which includes $5.8 million of unamortized debt issuance costs. As a result of this indebtedness, our interest payment obligations are significant. The degree to which we are leveraged could have adverse effects on our business, including the following:

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

Our level of indebtedness increases the risk that we may default on our debt obligations. We may be unable to generate sufficient cash flow to pay the interest on our debt. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as reducing capital expenditures, reducing internal investments in research and development efforts, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. These alternative strategies may not be affected on satisfactory terms, if at all, and they may not yield sufficient funds to make required payments on our indebtedness.
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
We and our subsidiaries may incur more debt, which may increase the risks associated with our leverage, including our ability to service our indebtedness.
The agreements governing our debt permit us, under some circumstances, to incur certain additional indebtedness or obligations. To the extent that we incur additional indebtedness or such other obligations, the risks associated with our leverage described above, including our possible inability to service our debt, would increase.
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
As of December 30, 2018, approximately 13% of our consolidated assets, based on book value, and 15% of our consolidated revenues for the year ended December 30, 2018, were held by foreign subsidiaries, which do not guarantee the 6.5% Notes. Our ability to meet our debt service obligations with cash from foreign subsidiaries will depend upon the results of operations of these subsidiaries and may be subject to legal, contractual or other restrictions and other business considerations. In addition, dividend and interest payments to us from the foreign subsidiaries may be subject to foreign withholding taxes, which would reduce the amount of funds we receive from such foreign subsidiaries. Therefore, to the extent that we must use cash generated in foreign jurisdictions to make principal or interest payments on our debt, there may be a cost associated with repatriating the cash to the U.S. Dividends and other distributions from our foreign subsidiaries may also be subject to fluctuations in currency exchange rates and legal and other restrictions on repatriation, which could further reduce the amount of funds we receive from such foreign subsidiaries.

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

The restrictions contained in the Indenture and in our Credit Agreement could also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance operations, enter into acquisitions or to engage in other business activities that would be in the Company’s interest.
Changes in the method for determining LIBOR and the potential replacement of LIBOR may affect interest rates on our credit facilities and interest rate swaps.
LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. Interest rates under our Credit Agreement are based partly on the LIBOR rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. If the method for calculation of LIBOR changes, if LIBOR is no longer available or if lenders have increased costs due to changes in LIBOR, we may suffer from potential increases in interest rates on our borrowings under the Credit Agreement. Further, we may need to renegotiate our credit facilities or any other borrowings that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

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
U.S. Government agencies, including the Defense Contract Audit Agency (“DCAA”), routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review the adequacy of our compliance with government standards for our accounting and management of internal control systems, including our: control environment and overall accounting system; general IT system; budget and planning system; purchasing system; material management and accounting system; compensation system; labor system; indirect and other direct costs system;billing system; and estimating system used for pricing on government contracts. Both contractors and the U.S. Government agencies conducting these audits and reviews have come under increased scrutiny. The current audits and reviews have become more rigorous, and the standards to which contractors are being held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome. During the course of its current audits, the DCAA is closely examining and questioning several of our established and disclosed practices that it had previously audited and accepted, increasing the uncertainty as to the ultimate conclusion that will be reached.
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

We have submitted incurred cost claims through 2017. The actual indirect cost audits by the DCAA have been completed for our subsidiaries for fiscal 2016. Although we have recorded contract revenues subsequent to fiscal 2016 based upon costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits or reviews and, if future adjustments exceed our estimates, our profitability would be adversely affected.

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
We have in the past experienced and may in the future experience such misconduct, despite our various compliance programs. Misconduct or improper actions by our employees, agents, subcontractors, suppliers, business partners and/or joint ventures could subject us to administrative, civil or criminal investigations and enforcement actions; monetary and non-monetary penalties; liabilities; and the loss of privileges and other sanctions, including suspension and debarment, which could negatively impact our reputation and ability to conduct business and could have a material adverse effect on our financial position, results of operations and/or cash flows.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.
Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected. Our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of December 30, 2018. However, although we continue to devote substantial time and resources to the documentation and testing of our controls, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. Any failure to remediate any future material weaknesses or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our consolidated financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
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
Litigation that may be brought by or against us could cause us to incur significant expenditures and distract our management from the operation of our business. Furthermore, there can be no assurance that we would prevail in such litigation or resolve such litigation on terms favorable to us, which may adversely affect our financial results and operations. See Note 14 of the Notes to Consolidated Financial Statements contained within this Annual Report for a further discussion of our legal proceedings.

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
We have not declared any cash dividends since becoming a public company. We currently intend to retain any future earnings to finance the growth and development of the business and, therefore, we do not anticipate that we will pay any cash dividends on shares of our common stock in the foreseeable future. In addition, our ability to pay dividends is restricted by both the Indenture and the Credit Agreement. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent upon our future financial condition, results of operations and capital requirements, general business conditions and other relevant factors as determined by our board of directors. See “Dividend Policy.”

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
•the right of our board of directors to issue preferred stock without stockholder approval;
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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At December 30, 2018, we owned or leased approximately 1.5 million square feet of floor space at 42 separate locations, primarily in the U.S., for manufacturing, warehousing, research and development, administration and various other uses. At December 30, 2018, we leased to third parties 141,451 square feet of our leased facilities, and had vacant floor space of 20,000 square feet. We continually evaluate our current and future space capacity in relation to current and projected future staffing levels. We maintain our properties in good operating condition and believe that the productive capacity of our properties is adequate to meet current contractual requirements and those for the foreseeable future.
We have major operations at the following locations:
Kratos Government Solutions: Huntsville, AL; San Diego, CA; Colorado Springs, CO; Orlando, FL; Baltimore and Lanham, MD; Dallastown, PA; and Alexandria and Chantilly, VA. Locations outside the U.S. include France, Israel, Norway, and the United Kingdom.
Unmanned Systems: Roseville and Sacramento, CA; Fort Walton Beach, FL, and Oklahoma City, OK.
Corporate and other locations: San Diego, CA.
The following is a summary of our floor space at December 30, 2018:

Square feet (in thousands)	Owned	Leased	Total
Kratos Government Solutions	417	807	1,224
Unmanned Systems	20	234	254
Corporate (includes San Diego, operations of KGS and US segments)	—	26	26
Total	437	1,067	1,504

See Note 5 of the Notes to Consolidated Financial Statements contained within this Annual Report for information regarding commitments under leases.

Item 3.  Legal Proceedings.

See Note 14 of the Notes to Consolidated Financial Statements contained within this Annual Report for a further discussion of our legal proceedings.

Item 4.  Mine Safety Disclosures.

None.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
Our common stock is listed on the NASDAQ Global Select Market and is traded under the symbol “KTOS”.
Holders of Record
On February 22, 2019, there were 356 shareholders of record of our common stock.

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
The following performance graph presents a comparison of the five year cumulative stockholder return on our common stock against the cumulative total return of a broad equity market index, the Russell 2000 Stock Index, and two customized peer groups consisting of the companies listed below, for the period commencing December 31, 2013 and ending December 31, 2018. The performance graph assumes an initial investment of $100 in our common stock and in each of the Russell 2000 Stock Index and the peer groups, and further assumes that all dividends were reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Kratos Defense & Security Solutions, Inc., the Russell 2000 Index, Old Peer Group (1), and New Peer Group (2)

*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

(1)
The companies included in the Company’s Old Peer Group are: AAR Corp., Aerojet Rocketdyne Holdings, Inc., AeroVironment Inc., Arotech Corp., Comtech Telecommunications Corp., CPI Aerostructures Inc., Ducommun Inc., Frequency Electronics Inc., and Sparton Corp.

(2)
The companies included in the Company’s New Peer Group are: AAR Corp., Aerojet Rocketdyne Holdings, Inc., AeroVironment Inc., Arotech Corp., Comtech Telecommunications Corp., CPI Aerostructures Inc., Ducommun Inc., Frequency Electronics Inc., and Mercury Systems Inc.

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

Amounts in millions except per share amounts
	December 30, 2018	December 31, 2017	December 25, 2016	December 27, 2015	December 28, 2014
Consolidated Statements of Operations Data:
Revenues	$618.0	$603.3	$541.9	$512.5	$566.6
Gross profit	169.7	157.6	120.5	124.2	141.5
Operating income (loss)	30.5	(12.0)	(18.0)	(9.6)	6.8
Provision (benefit) for income taxes	4.6	(10.2)	5.8	(13.8)	3.9
Income (loss) from continuing operations	4.1	(46.9)	(57.6)	(35.8)	(74.3)
Income (loss) from discontinued operations	(7.6)	4.2	(2.9)	55.6	(3.7)
Net income (loss)	$(3.5)	$(42.7)	$(60.5)	$19.8	$(78.0)
Income (loss) from continuing operations per common share:
Basic	$0.04	$(0.52)	$(0.94)	$(0.61)	$(1.29)
Diluted	$0.04	$(0.52)	$(0.94)	$(0.61)	$(1.29)
Income (loss) from discontinued operations per common share:
Basic	$(0.07)	$0.04	$(0.05)	$0.95	$(0.06)
Diluted	$(0.07)	$0.04	$(0.05)	$0.95	$(0.06)
Net income (loss) per common share:
Basic	$(0.03)	$(0.48)	$(0.99)	$0.34	$(1.35)
Diluted	$(0.03)	$(0.48)	$(0.99)	$0.34	$(1.35)
Weighted average shares:
Basic	103.8	89.5	61.3	58.7	57.6
Diluted	106.1	89.5	61.3	58.7	57.6

	December 30, 2018	December 31, 2017	December 25, 2016	December 27, 2015	December 28, 2014
Consolidated Balance Sheet Data:
Cash and cash equivalents	$182.7	$130.5	$70.2	$30.4	$36.1
Working capital	330.0	282.5	176.5	148.0	147.1
Total assets	1,010.1	1,024.0	948.6	903.3	1,131.2
Short-term debt	—	0.8	1.0	1.0	1.0
Long-term debt	294.2	293.5	431.0	444.1	655.4
Total stockholders’ equity	$519.3	$511.5	$276.4	$254.2	$224.3

We incurred acquisition-related expenses of $0.2 million for fiscal 2014. The 2014 Consolidated Statement of Operations Data includes a loss on extinguishment of debt of $39.1 million related to the refinance of the $625.0 million 10% Senior Secured Notes due in 2017 (the “10% Notes”) with the $625.0 million 7.00% Senior Secured Notes due in 2019 (the

“7% Notes”). The 2014 Consolidated Balance Sheet Data reflects the refinancing of the 10% Notes with the 7% Notes. The net proceeds of the 7% Notes was $618.5 million after an original issue discount of $6.5 million. We utilized the net proceeds from the 7% Notes, a $41.0 million draw on the Credit Agreement, as well as cash from operations to extinguish the 10% Notes.

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

The 2017 Consolidated Statement of Operations Data and Consolidated Balance Sheet Data includes a $24.2 million impairment of the carrying value of the goodwill of our DRSS reporting unit within our KGS segment and a $17.3 million loss on extinguishment of debt related to the refinancing of the remaining $372.8 million outstanding balance of the 7% Notes. The 2017 Consolidated Balance Sheet Data also includes our equity offerings of approximately 28.0 million shares of common stock, which generated net proceeds of $269.1 million and our use of $64.0 million of the net proceeds from the offering to buy back and redeem approximately $62.7 million of our 7% Notes. The 2017 Consolidated Balance Sheet Data also reflects the refinancing of the remaining $372.8 million of our 7% Notes with $300.0 million of 6.5% Notes. We incurred debt issuance costs of $6.6 million associated with the new 6.5% Notes. We utilized the net proceeds from the 6.5% Notes, along with cash of $89.7 million to extinguish the 7% Notes.

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

Overview

Kratos is a government contractor at the forefront of the DoD’s recapitalization of strategic weapon systems to address peer and near peer threats and its related Rapid Innovation Initiatives. Kratos is a leading technology, intellectual property, proprietary product and system company focused on the U.S. and its allies’ national security. Kratos is a recognized industry leader in the rapid development, demonstration and fielding of high technology systems and products at an affordable cost. Kratos’ primary focus areas are unmanned systems, space and satellite communications, microwave electronics, cyber security/warfare, training systems, missile defense, C5ISR and training systems. We believe that our technology, intellectual property, proprietary products and designed-in positions on our customers’ programs, platforms and systems, and our ability to rapidly develop, demonstrate and field affordable leading technology systems gives us a competitive advantage and creates a high barrier to entry into our markets. Our work force is primarily technically oriented and highly skilled with a significant number of employees holding national security clearances. Our entire organization is focused on executing our strategy of becoming the leading technology and intellectual property based company in our industry.

Our primary end customers are U.S. Government agencies, including the DoD, intelligence agencies, and other national and homeland security related agencies. We also conduct business with local, state and foreign governments and domestic and international commercial customers. In fiscal 2018, 2017 and 2016, we generated 72%, 75% and 73%, respectively, of our total revenues from contracts with the U.S. Government (including all branches of the U.S. military and including FMS), either as a prime contractor or a subcontractor. We believe our stable customer base, strong customer relationships, intellectual property, specialized and differentiated products, broad array of contract vehicles, “designed in” positions on strategic national security platforms, our targeted investments in strategic growth areas, large employee base possessing specialized skills, security clearances, specialized manufacturing facilities and equipment, extensive list of past performance qualifications, and significant management and operational capabilities position us for success.

We were incorporated in the state of New York on December 19, 1994 and began operations in March 1995. We reincorporated in the state of Delaware in 1998.

Industry Background

The federal budget and debt ceiling are expected to continue to be the subject of considerable debate, which could have a significant impact on defense spending broadly and the Company’s programs in particular.
The budget environment, including budget caps mandated by the BCA for fiscal years 2020 and 2021, and uncertainty surrounding the debt ceiling and the appropriations process, remain significant short and long-term risks. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the Administration and Congress, what challenges budget reductions (required by the BCA and otherwise) will present for the defense industry and whether annual appropriations bills for all agencies will be enacted for FY 2020. If annual appropriations bills are not timely enacted for FY 2020 or beyond, the U.S. Government may again operate under a continuing resolution, restricting new contract or program starts, presenting resource allocation challenges and placing limitations on some planned program budgets, and we may face another government shutdown of unknown duration. If a prolonged government shutdown of the DoD were to occur, it could result in program cancellations, disruptions and/or stop work orders and could limit the U.S. Government’s ability to effectively progress programs and to make timely payments, and our ability to perform on our U.S. Government contracts and successfully compete for new work.
We believe continued budget pressures would have serious negative consequences for the security of our country, the defense industrial base, including the Company and the customers, employees, suppliers, investors, and communities that rely on companies in the defense industrial base. It is likely budget and program decisions made in this environment would have long-term implications for our Company and the entire defense industry.
Additionally, funding for certain programs in which we participate may be reduced, delayed or cancelled, and budget cuts globally could adversely affect the viability of our subcontractors and suppliers, and our employee base. While we believe that our business is well-positioned in areas that the DoD and other customers have indicated are areas of focus for future defense spending, the long-term impact of the BCA, other defense spending cuts, challenges in the appropriations process, the debt ceiling and the ongoing fiscal debates remain uncertain.
Significant delays or reductions in appropriations; long-term funding under a continuing resolution; an extended debt ceiling breach or government shutdown; and/or future budget and program decisions, among other items, may negatively impact our business and programs and could have a material adverse effect on our financial position, results of operations and/or cash flows.

Current Reporting Segments

We operate in two reportable segments. The KGS reportable segment is comprised of an aggregation of KGS operating segments, including microwave electronic products, satellite communications, training systems, modular systems, and defense and rocket support services. The US reportable segment consists of our unmanned aerial, unmanned ground and unmanned seaborne system businesses. Our KGS and US segments provide products, solutions and services for mission critical national security programs. KGS and US customers primarily include national security related agencies, the DoD, intelligence agencies and classified agencies, and to a lesser degree, international government agencies and domestic and international commercial customers. We organize our business segments based primarily on the nature of the products, solutions and services offered. For additional information regarding our reportable segments, see Note 13 of the Notes to Consolidated Financial Statements. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets wherever possible.

Discontinued Operations

On June 11, 2018, we completed the sale of all the issued and outstanding capital stock of PSS to Buyer for a purchase price of $69 million in cash, subject to a closing net working capital adjustment.

We currently expect to receive approximately $70 million of aggregate net cash proceeds from the Transaction, after taking into account amounts to be paid by us pursuant to a negotiated transaction services agreement between us and the Buyer, receipt of approximately $7.0 million in net working capital retained by the Company, and associated transaction fees and expenses, excluding the impact of the final settlement and determination of the closing net working capital adjustment. We are currently in a dispute with the Buyer regarding the closing net working capital adjustment. The amount in dispute is approximately $8 million. We currently expect that the net working capital retained by the Company will be collected by the first half of 2019 once certain legacy projects are completed and the project close-out process has been completed. The Company currently expects to recognize a net break-even on the sale of the Public Safety & Security business once the aggregate net proceeds described above have been collected excluding the impact of the final settlement and determination of the closing net working capital adjustment. Any changes or adjustments to the expected net proceeds will be reflected in future periods.

For additional information regarding discontinued operations, see Note 8 of the Notes to Consolidated Financial Statements contained within this Annual Report.

Key Financial Statement Concepts

As of December 30, 2018, we consider the following factors to be important in understanding our financial statements.

KGS’ and US’ business with the U.S. Government and prime contractors is generally performed under fixed-price, cost reimbursable, or time and materials contracts. Cost reimbursable contracts for the U.S. Government provide for reimbursement of costs plus the payment of a fee. Some cost reimbursable contracts include incentive fees that are awarded based on performance on the contract. Under time and materials contracts, we are reimbursed for labor hours at negotiated hourly billing rates and reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expenses. Effective January 1, 2018, we adopted the requirements of ASC 606, utilizing the modified retrospective method as discussed in Note 1 of the Notes to Consolidated Financial Statements contained within this Annual Report

The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for periods prior to January 1, 2018 were prepared under the guidance of Financial Accounting Standards Board (“FASB”) ASC 605, Revenue Recognition (“ASC 605”). The adoption of ASC 606 represents a change in accounting principle. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services and products. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these services and products.

Prior to the adoption of ASC 606, we recognized the majority of our revenues using the percentage-of-completion method of accounting. Based on the nature of products provided or services performed, revenue was recorded as costs were incurred (the “percentage-of-completion cost-to-cost method”) or as units were delivered (the “percentage-of-completion units-of-delivery method”). For the majority of contracts, the customer obtains control or receives benefits as work is performed on the contract. As a result, under ASC 606 revenue is recognized over a period of time utilizing the percentage-of-completion cost-to-cost method. This change generally results in an acceleration of revenue for contracts that were historically accounted for using the percentage-of-completion units-of-delivery method as revenues are now recognized earlier in the performance period as costs are incurred rather than as the products are delivered.

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

We manage and assess the performance of our businesses based on our performance on individual contracts and programs obtained generally from government organizations with consideration given to our “Critical Accounting Principles and Estimates” discussed below. Due to the Federal Acquisition Regulation rules that govern our business, most types of costs are allowable, and we do not focus on individual cost groupings (such as cost of sales or general and administrative costs) as much as we do on total contract costs, which are a key factor in determining contract operating income. As a result, in evaluating our operating performance, we look primarily at changes in sales and service revenues and operating income, including the effects of significant changes in operating income. Changes in contract estimates are reviewed on a contract-by-contract basis and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision in accordance with accounting principles generally accepted in the U.S. (“GAAP”). Significant management judgments and estimates, including the estimated costs to complete the project, which determine the project’s percentage complete, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates.

Results of Operations

Comparison of Results for the Year Ended December 30, 2018 to the Year Ended December 31, 2017

Revenues. Revenues by reportable segment for the years ended December 30, 2018 and December 31, 2017 are as follows (in millions):

	2018	2017	$ Change	% Change
Kratos Government Solutions
Service revenues	$200.7	$197.8	$2.9	1.5%
Product sales	284.4	283.8	0.6	0.2%
Total Kratos Government Solutions	485.1	481.6	3.5	0.7%
Unmanned Systems - product sales	132.9	121.7	11.2	9.2%
Total revenues	$618.0	$603.3	$14.7	2.4%

Total service revenues	$200.7	$197.8	$2.9	1.5%
Total product sales	417.3	405.5	11.8	2.9%
Total revenues	$618.0	$603.3	$14.7	2.4%

Revenues increased $14.7 million to $618.0 million for the year ended December 30, 2018 from $603.3 million for the year ended December 31, 2017. The increase in revenues was the result of an increase of $3.5 million in our KGS segment revenues primarily resulting from an increase in Kratos’ training solutions business of $22.0 million, a $6.0 million impact from the acceleration in revenue recognition resulting from the implementation of ASC 606, offset by a reduction of $17.1 million in our legacy government services revenues which have continued to be impacted by the commoditization experienced in the government services industry as well as the impact of contracts being awarded on an LPTA basis and by a reduction of $3.7 million in our C5ISR modular systems business, and a reduction of $3.7 million of other services related business. Increased revenues of $11.2 million in our US segment resulted from the approximately $24.0 million impact from the acceleration in revenue recognition resulting from the implementation of ASC 606 that was positively affected by recent contract awards for our aerial target products, with approximately $11.3 million attributable to the AFSAT Lot 14 award of approximately $27 million in 2018, which is recorded under the percentage-of-completion cost-to-cost method as compared to the percentage-of-completion units-of-delivery method under ASC 605. In addition, work performed to manufacture Firejet high performance unmanned aerial systems under the recent awards from the U.S. Army and the Swedish Defence Materiel Administration are both now also recognized using the percentage-of-completion cost-to-cost method method versus the percentage-of-completion units-of-delivery method under ASC 605. These increases were partially offset by reductions related to work completed under our initial contract with the DIUx and certain foreign governments.

Product sales increased $11.8 million to $417.3 million for the year ended December 30, 2018 from $405.5 million for the year ended December 31, 2017, primarily as a result of a $30.0 million impact from the acceleration in revenue recognition resulting from the implementation of ASC 606, that was positively affected by an increase in production activity in our US segment under the percentage-of-completion cost-to-cost method method versus the percentage-of-completion units-of-delivery method under ASC 605. As a percentage of total revenue, product sales were 67.5% for the year ended December 30, 2018, as compared to 67.2% for the year ended December 31, 2017. Service revenues increased by $2.9 million to $200.7 million for the year ended December 30, 2018, from $197.8 million for the year ended December 31, 2017.

As described in our “Critical Accounting Principles and Estimates” below and in the Notes to Consolidated Financial Statements contained within this Annual Report, prior to the adoption of ASC 606, we recognized the majority of our revenues using the percentage-of-completion method of accounting. Based on the nature of products provided or services performed, revenue was recorded as costs were incurred (the “percentage-of-completion cost-to-cost method”) or as units were delivered (the “percentage-of-completion units-of-delivery method”). For the majority of contracts, the customer obtains control or receives benefits as work is performed on the contract. As a result, under ASC 606 revenue is recognized over a period of time utilizing the percentage-of-completion cost-to-cost method. This change generally results in an acceleration of revenue for contracts that were historically accounted for using the percentage-of-completion units-of-delivery method as revenues are now recognized earlier in the performance period as costs are incurred. When revenue is calculated using the percentage-of-completion method, total costs incurred to date are compared to total estimated costs to complete the contract. These estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated costs to complete projects, which determine the project’s percentage of completion, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates. During the reporting periods contained herein, we did experience revenue and margin adjustments on certain projects based on the aforementioned factors, but the effect of such adjustments, both positive and negative, when evaluated in total were determined to be immaterial to our Consolidated Financial Statements.

Cost of revenues.  Cost of revenues increased to $448.3 million for the year ended December 30, 2018, from $445.7 million for the year ended December 31, 2017. The $2.6 million increase in cost of revenues was primarily a result of increased revenue discussed above.

Gross margin percentage increased to 27.5% for the year ended December 30, 2018, compared to 26.1% for the year ended December 31, 2017. Margins on services increased to 31.3% for the year ended December 30, 2018 from 29.9% for the year ended December 31, 2017, due primarily to a more favorable mix of revenues including the Company’s de-emphasis of lower margin opportunities. Margins on product sales increased for the year ended December 30, 2018, as compared to December 31, 2017 to 25.6% from 24.3%, respectively, primarily as a result of a change in the mix of products sold including the Company’s de-emphasis of lower margin opportunities. Margins in the KGS segment increased to 29.1% for the year ended December 30, 2018 from 27.5% for the year ended December 31, 2017, primarily due to a more favorable mix of products produced including the Company’s de-emphasis of lower margin opportunities. Margins in the US segment increased to 21.3% for the year ended December 30, 2018 from 20.5% for the year ended December 31, 2017, primarily due to a more favorable mix of products produced and shipped in the year ended December 30, 2018, the migration from development to production on certain platforms and the leverage on the overhead and manufacturing base due to the increase in production volumes and a de-emphasis of lower margin opportunities.

Selling, general and administrative expenses (SG&A).  SG&A decreased $7.5 million to $119.8 million for the year ended December 30, 2018, from $127.3 million for the year ended December 31, 2017. The decrease was primarily the result of cost reduction actions taken by the Company and the reduction of amortization of intangibles as a result of them being fully amortized in 2018. As a percentage of revenues, SG&A decreased to 19.4% for the year ended December 30, 2018 from 21.1% for the year ended December 31, 2017. Excluding amortization of intangibles of $5.9 million for the year ended December 30, 2018, and amortization of intangibles of $10.4 million for the year ended December 31, 2017, SG&A decreased as a percentage of revenues to 18.4% from 19.4% for the year ended December 30, 2018 and December 31, 2017, respectively.

Internal research and development (IR&D) expenses.  IR&D expenses decreased to $15.6 million for the year ended December 30, 2018 from $17.8 million for the year ended December 31, 2017. As a percentage of revenues, IR&D decreased to 2.5% of revenues for the year ended December 30, 2018 from 3.0% of revenues for the year ended December 31, 2017. IR&D expenditures are primarily related to investments we are making in coordination with our customers, with the objective of the Company owning the data package of a new system or platforms, or a “designed-in” position on our products on certain new long-term program opportunities.

Restructuring Expenses and Other. The expense of $3.8 million for the year ended December 30, 2018, was primarily due to a litigation settlement which has now been finalized, and related legal costs of approximately $2.8 million, and employee termination costs of approximately $1.0 million related to personnel reduction actions taken in 2018. The expense of $0.3 million for the year ended December 31, 2017, was related to employee termination costs associated with personnel reduction actions taken during the year.

Impairment of goodwill. Impairment of goodwill includes a charge of $24.2 million for the year ended December 31, 2017 resulting from the annual impairment test of the carrying value of the goodwill balance of our DRSS reporting unit within the KGS segment. There was no impairment charge for the year ended December 30, 2018.

Other expense, net.  Other expense, net, decreased to $21.8 million from $45.1 million for the years ended December 30, 2018 and December 31, 2017, respectively. The decrease in expense of $23.3 million was primarily related to a $17.3 million loss on the extinguishment of the 7% Notes in 2017, a reduction in net interest of $7.8 million to $20.8 million for the year ended December 30, 2018 from $28.6 million for the year ended December 31, 2017 as a result of the Company’s refinancing of its 7% Notes in November 2017, which resulted in a reduced borrowing rate from 7.0% to 6.5% and a reduced outstanding principal balance from $431 million to $300 million, offset by foreign currency transaction losses for the year ended December 30, 2018 as compared to foreign currency transaction gains in the year ended December 31, 2017.

Provision (benefit) for income taxes from continuing operations. The benefit for income taxes from continuing operations changed to a provision of $4.6 million on income from continuing operations before income taxes of $8.7 million for the year ended December 30, 2018 from a benefit of $10.2 million on a loss of $57.1 million from continuing operations before income taxes for the year ended December 31, 2017. The tax provision for the year ended December 30, 2018 was primarily comprised of an increase in uncertain tax positions of $4.0 million, in addition to state and foreign taxes. The tax provision for the year ended December 31, 2017 was primarily comprised of foreign and state taxes offset by a $13.2 million deferred tax benefit as a result of enactment of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”).

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

Income (loss) from discontinued operations. The loss from discontinued operations was $7.6 million for the year ended December 30, 2018, which includes a a loss of $6.7 million from operating activities through the completion of the Transaction and approximately $2.7 million of transaction-related expenses. The income from discontinued operations was $4.2 million from operating activities for the year ended December 31, 2017.

Comparison of Results for the Year Ended December 31, 2017 to the Year Ended December 25, 2016

Revenues. Revenues by reportable segment for the years ended December 31, 2017 and December 25, 2016 are as follows (in millions):

	2017	2016	$ Change	% Change
Kratos Government Solutions
Service revenues	$197.8	$221.3	$(23.5)	(10.6)%
Product sales	283.8	244.8	39.0	15.9%
Total Kratos Government Solutions	481.6	466.1	15.5	3.3%
Unmanned Systems - product sales	121.7	75.8	45.9	60.6%
Total revenues	$603.3	$541.9	$61.4	11.3%

Total service revenues	$197.8	$221.3	$(23.5)	(10.6)%
Total product sales	405.5	320.6	84.9	26.5%
Total revenues	$603.3	$541.9	$61.4	11.3%

Revenues increased $61.4 million to $603.3 million for the year ended December 31, 2017 from $541.9 million for the year ended December 25, 2016. The increase in revenues was the result of increased revenues of $15.5 million in our KGS segment primarily resulting from increased shipments and work performed in our satellite communications business of approximately $14.1 million, our simulation and training systems business of approximately $16.1 million and our specialized ground equipment products business of $4.4 million. These increases were offset by a reduction in our government services business of approximately $19.2 million, which has been impacted by continued commoditization and price competiveness in the government services industry due to contract awards on a LPTA basis rather than on a best value basis. Increased revenues of $45.9 million in our US segment resulted from recent contract awards in unmanned combat aerial systems which includes the commencement in July 2017 of low rate initial production of our SSAT/177 aerial targets for the U.S. Navy, as well as an increase in shipments of other unmanned aerial target systems.

Product sales increased $84.9 million to $405.5 million for the year ended December 31, 2017 from $320.6 million for the year ended December 25, 2016, primarily as a result of the increase in product shipments due to the factors discussed above in our KGS and US segments. As a percentage of total revenue, product sales were 67.2% for the year ended December 31, 2017, as compared to 59.2% for the year ended December 25, 2016. Service revenues decreased by $23.5 million to $197.8 million for the year ended December 31, 2017, from $221.3 million for the year ended December 25, 2016, primarily due to the decline in our legacy government services business discussed previously.

Cost of revenues. Cost of revenues increased to $445.7 million for the year ended December 31, 2017, from $421.4 million for the year ended December 25, 2016. The $24.3 million increase in cost of revenues was primarily a result of increased revenue discussed above.

Gross margin percentage increased to 26.1% for the year ended December 31, 2017, compared to 22.2% for the year ended December 25, 2016. Margins on services increased to 29.9% for the year ended December 31, 2017 from 26.8% for the year ended December 25, 2016, due primarily to a more favorable mix of revenues and due to the impact of cost reduction actions that we took in 2016 in our modular systems business. Margins on product sales increased for the year ended December 31, 2017, as compared to December 25, 2016 to 24.3% from 19.1%, respectively, primarily as a result of a change in the mix of products sold, and the ramp in production in our US segment as we have commenced low rate initial production on our SSAT/177 program for the U.S. Navy. In addition, the 2016 gross profit and gross margin included an $18.7 million loss accrual recorded on the LCASD cost share contract incurred in order to retain the intellectual property rights for the new LCASD platform. Margins in the KGS segment increased to 27.5% for the year ended December 31, 2017 from 26.3% for the year ended December 25, 2016, primarily as a result of change in the mix of products sold. Margins in the US segment increased to 20.5% for the year ended December 31, 2017 from (2.9)% for the year ended December 25, 2016, which reflects the ramp in low rate initial production, the increase in revenues and the effect from the $18.7 million loss accrual recorded on the LCASD cost share contract during 2016.

Selling, general and administrative expenses (SG&A). SG&A increased $12.7 million to $127.3 million for the year ended December 31, 2017, from $114.6 million for the year ended December 25, 2016. The increase was primarily the result of the increase in revenues described previously. As a percentage of revenues, SG&A remained the same at 21.1% for fiscal 2017 and 21.1% for fiscal 2016. Excluding amortization of intangibles of $10.4 million for the year ended December 31, 2017, and amortization of intangibles of $10.5 million for the year ended December 25, 2016, SG&A increased slightly as a percentage of revenues to 19.4% from 19.2% for the year ended December 31, 2017 and December 25, 2016, respectively.

Internal research and development (IR&D) expenses. IR&D expenses increased to $17.8 million for the year ended December 31, 2017 from $13.9 million for the year ended December 25, 2016. As a percentage of revenues, IR&D increased to 3.0% of revenues for the year ended December 31, 2017 from 2.6% of revenues for the year ended December 25, 2016. IR&D expenditures are primarily related to investments we are making in conjunction with our customers and prospective customers, with the objectives of our products being the new platform for or “designed in” to certain new long term program opportunities and our owning certain intellectual property rights for products that support these programs primarily in our unmanned systems and microwave electronic businesses as well as technology upgrades and refresh activities that are necessary for the next generation of our existing product lines primarily in our satellite and space communications business.

Restructuring Expenses and Other. The expense of $0.3 million for the year ended December 31, 2017, was related to employee termination costs associated with personnel reduction actions taken during the year. The expense of $10.0 million for the year ended December 25, 2016, was due to a $9.2 million charge that was recorded in the Company’s modular systems business as a result of the closure of one of its manufacturing facilities, as well as, the exit from certain lower margin product business lines and employee termination costs related to personnel reduction actions taken in the first quarter of 2016. The restructuring charge recorded in our modular systems business was comprised of $4.9 million related to fixed and intangible assets, of which $1.4 million was recorded in the fourth quarter of 2016 reflecting the write-down to estimated fair value of one of its facilities, $3.0 million related to exited product lines and $1.3 million related to excess facilities.

Impairment of goodwill. Impairment of goodwill includes a charge of $24.2 million for the year ended December 31, 2017 resulting from the annual impairment test of the carrying value of the goodwill balance of our DRSS reporting unit within the KGS segment. The majority of this business includes our legacy government services business, which we deemphasized in 2010 and no longer consider a core business area. The expected future performance for the DRSS reporting unit has been adversely impacted by competitive pressures and commoditization resulting from lower priced technically acceptable awards rather than awards based on best value. Specifically, we lost two sizable five-year contract opportunities, which significantly impacted the expected future financial performance of the DRSS business.

Other expense, net. Other expense, net increased to $45.1 million from $33.8 million for the years ended December 31, 2017 and December 25, 2016, respectively. The increase in expense of $11.3 million was primarily related to a $17.3 million loss on the extinguishment of the 7% Notes in 2017, a reduction in net interest of $6.1 million to $28.6 million for the year ended December 31, 2017 from $34.7 million for the year ended December 25, 2016 as a result of the Company’s repurchase and extinguishment of approximately $77.2 million of our 7% Notes since the fourth quarter of 2016.

Provision (benefit) for income taxes from continuing operations. The provision for income taxes from continuing operations changed to a benefit of $10.2 million on a loss from continuing operations before income taxes of $57.1 million for the year ended December 31, 2017 from an expense of $5.8 million on a loss of $51.8 million from continuing operations before income taxes for the year ended December 25, 2016. The tax benefit for the year ended December 31, 2017 was primarily comprised of foreign and state taxes offset by a tax benefit for the decrease of $13.2 million in the indefinite life deferred tax liability as a result of enactment of the 2017 Tax Act. Effective January 1, 2018, the 2017 Tax Act requires the acceleration of revenue for tax purposes for certain types of revenue. The new rules require that we do not defer revenue on our unbilled accounts receivable later than the amounts are recognized in revenue for book purposes. This change impacts several accounting methods previously used by us and is expected to result in an acceleration of taxability of such revenue beginning in 2018 as compared with prior U.S. tax laws. Additionally, future interest deductions of the company will be limited to 30% of tax adjusted EBITDA through 2021.

Income (loss) from discontinued operations. The income from discontinued operations was $4.2 million for the year ended December 31, 2017, and the loss from discontinued operations was $2.9 million for the year ended December 25, 2016.

Liquidity and Capital Resources

As of December 30, 2018, we had cash and cash equivalents of $182.7 million compared with cash and cash equivalents of $130.5 million as of December 31, 2017, which includes $12.0 million and $10.7 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, however, earnings of these foreign subsidiaries are essentially considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. they could be repatriated, and their repatriation into the U.S. may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings. Included in our cash and cash equivalents at December 30, 2018 are net proceeds of approximately $66 million we received as a result of our divestiture of our PSS business.

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

Our total debt, including principal due on the 6.5% Notes, other term debt, and debt issuance costs of $5.8 million, decreased by $0.1 million to $294.2 million as of December 30, 2018 from $294.3 million as of December 31, 2017. The decrease in total debt was due to the principal payment required on our ten-year term loan with a bank in Israel, which was paid in full in 2018, offset partially by the amortization of deferred financing costs on our 6.5% Notes.

We use our operating cash flow to finance trade accounts receivable, fund necessary increases in inventory, which may include leaning forward to procure long-lead materials for certain of our unmanned systems programs at our customers’ request, prior to receipt of customer contractual funding documents, fund capital expenditures, our IR&D investments, and our ongoing operations, service our debt and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services since a number of our receivables are contractually billable and due to us only when certain contractual milestones are achieved, certain of which are not achieved until final shipment and acceptance of our products. Financing increases in inventory balances is necessary to fulfill shipment requirements to meet delivery schedules of our customers. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our days sales outstanding (“DSO”) have increased to 140 days as of December 30, 2018 from 128 days as of December 31, 2017. Our DSOs can fluctuate from period to period, primarily as a result of certain contractual billing milestones that have not yet been attained, such as equipment shipments and deliveries on certain products, and for certain flight requirements that must be fulfilled on certain aerial target programs, or final billings which are not due until completion on certain of our large training systems deliveries, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time. We are currently in dispute with an international customer in our US segment over approximately $11.2 million in unbilled receivables outstanding as of December 30, 2018. The dispute concerns the completion of flight requirements and contractual milestones.

A summary of our net cash provided by (used in) operating activities from continuing operations from our Consolidated Statements of Cash Flows is as follows (in millions):

	Year Ended
	December 30, 2018	December 31, 2017	December 25, 2016
Net cash provided by (used in) operating activities from continuing operations	$18.1	$(26.9)	$(14.6)

Our cash provided by and used in operating activities was impacted by interest expense we paid related to our senior secured notes. We paid $20.5 million, $28.3 million, and $32.4 million in interest expense in 2018, 2017, and 2016, respectively. Cash provided by (used in) operating activities in 2018, 2017 and 2016 was also negatively impacted by discretionary investments we have made in internally funded research and development of $15.6 million in 2018, $17.8 million in 2017 and $13.9 million in 2016, contract development costs on new platforms in our US segment, and increased SG&A expenditures primarily related to business capture pursuits in the tactical unmanned aircraft systems initiatives, as well as changes in working capital accounts. The net use in working capital accounts for 2018 and 2017 includes approximately $3.6 and $7.7 million, respectively, of internal development product development investments that are non-capital expenditures we are making related to the LCASD or “Valkyrie”. The increase in cash provided by operating activities in 2018 compared to 2017 reflects the increased operating income generated in 2018 as a result of the increase in revenues, a more favorable mix of revenues and the leverage on the Company’s manufacturing overhead and administrative infrastructure.

Our cash provided by (used in) investing activities from continuing operations is summarized as follows (in millions):

	Year Ended
	December 30, 2018	December 31, 2017	December 25, 2016
Investing activities:
Cash paid for acquisitions, net of cash acquired	$(2.9)	$—	$(5.1)
Proceeds from sale of assets	66.0	0.7	—
Capital expenditures	(22.6)	(26.1)	(9.0)
Net cash provided by (used in) investing activities from continuing operations	$40.5	$(25.4)	$(14.1)

Net cash provided by investing activities from continuing operations for year ended December 30, 2018 was positively impacted by the approximately $66.0 million net proceeds, net of related transaction expenses, received from the Transaction. We currently expect to receive approximately $70 million of aggregate net cash proceeds from the Transaction, after taking into account amounts to be paid by us pursuant to a negotiated transaction services agreement between us and the Buyer, receipt of approximately $7.0 million in net working capital retained by us, and associated transaction fees and expenses, excluding the impact of the final settlement and determination of the closing net working capital adjustment. We are currently in a dispute with the Buyer regarding the closing net working capital adjustment. The amount in dispute is approximately $8.0 million. We currently expect that the net working capital retained by the Company will be collected in the first half of 2019 once certain legacy projects are completed and the project close-out process has been completed. These proceeds were partially offset by capital expenditures of $22.6 million, which consist of investments in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business, capital expenditures of $13.2 million in our US segment to build Company-owned tactical aircraft and related equipment related to the LCASD and UTAP-22 or Mako platforms, as well as, capital expenditures of $2.9 million related to a previous strategic investment in a satellite signal monitoring, signal intelligence and location identification technology and product line to enhance our existing space and satellite communications business offering.

Net cash used in investing activities from continuing operations for 2017 and 2016 was primarily driven by capital expenditures, which reflects investments we made for certain machinery, test equipment, demonstration units and Company-owned aircraft in our unmanned aerial systems business, and to a lesser degree, investments we made in our microwave electronic products business, and our space and satellite communications business. The 2017 capital expenditures included approximately $13.2 million related to investments we are making in our US segment to build Company-owned tactical aircraft and related equipment related to the LCASD and UTAP-22 or Mako platforms. In addition, we used $5.1 million during the fourth quarter of 2016 to fund a strategic initial investment in a satellite signal monitoring, signal intelligence and location identification technology and product line to enhance our existing space and satellite communications business offering.

Cash provided by financing activities from continuing operations is summarized as follows (in millions):

	Year Ended
	December 30, 2018	December 31, 2017	December 25, 2016
Financing activities:
Proceeds from the issuance of long-term debt	$—	$300.0	$—
Extinguishment of long-term debt	—	(448.8)	(14.1)
Proceeds from the issuance of common stock	(1.1)	269.1	76.2
Repayments under credit facility	(0.8)	(1.0)	(1.0)
Debt issuance costs	(0.1)	(6.6)	—
Proceeds from exercise of restricted stock units, employee stock options, and employee stock purchase plan	3.7	1.5	2.0
Other	—	(0.8)	—
Net cash provided by financing activities from continuing operations	$1.7	$113.4	$63.1

Net cash provided by financing activities from continuing operations was $1.7 million for the year ended December 30, 2018, which includes $1.1 million of fees paid in the beginning of 2018 related to the equity offerings that were completed in 2017. Net cash provided by financing activities from continuing operations for the year ended December 31, 2017 included $269.1 million in net proceeds from the equity offerings we completed in the first and fourth quarters of 2017 and $300.0 million in proceeds from the issuance of our 6.5% Notes. The net proceeds from the issuance of our 6.5% Notes along with approximately $155.1 million from the proceeds from the equity offerings was used to buy back and redeem approximately $435.5 million of our 7% Notes. Net cash flows provided by financing activities for the year ended December 25, 2016 included $76.2 million in net proceeds from the equity offering we completed in the fourth quarter of 2016, $14.1 million of which was used to buy back and redeem approximately $14.5 million of our 7% Notes.

Cash provided by (used in) discontinued operations is summarized as follows (in millions):

	Year Ended
	December 30, 2018	December 31, 2017	December 25, 2016
Net operating cash flows of discontinued operations	$(7.7)	$(0.8)	$1.5
Net investing cash flows of discontinued operations	—	(0.6)	4.0

The net operating cash flow of discontinued operations for the year ended December 30, 2018 is substantially related to the discontinued operations of our PSS business unit, which includes the payment of $3.5 million to the Buyer of the PSS business pursuant to a negotiated transaction services agreement. The investing cash flow provided by discontinued operations for the year ended December 25, 2016 reflects the reimbursement of taxes from the buyer of our wholly owned subsidiary

Herley Industries, Inc. (“Herley”) and certain of Herley’s subsidiaries, including Herley-CTI, Inc., EW Simulation Technology, Ltd. and Stapor Research, Inc. (collectively, the “Herley Entities”) received in 2016.

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

The Indenture contains covenants limiting, among other things, our ability and the Subsidiary Guarantors’ ability to: (a) pay dividends on or make distributions or repurchase or redeem the Company’s capital stock or make other restricted payments; (b) incur additional debt and guarantee debt; (c) prepay, redeem or repurchase certain debt; (d) issue certain preferred stock or similar equity securities; (e) make loans and investments; (f) sell assets; (g) incur liens; (h) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (i) enter into transactions with affiliates; and (j) enter into agreements restricting our ability and certain of our subsidiaries’ ability to pay dividends. These covenants are subject to a number of exceptions. As of December 30, 2018, we were in compliance with the covenants contained in the Indenture governing the 6.5% Notes.

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

During the year ended December 27, 2015, we repurchased $175.0 million of the 7% Notes at par, in accordance with the Indenture and on August 21, 2015 paid down the $41.0 million outstanding on the $110.0 million Credit Agreement. The total reacquisition price of the 7% Notes was $178.4 million including the write off of $1.8 million of unamortized issue costs, $1.4 million of unamortized discount, and incurred $0.2 million of legal fees, which resulted in a loss on extinguishment of debt of $3.4 million.

During the year ended December 25, 2016, we repurchased and extinguished $14.5 million of the outstanding 7% Notes which resulted in a gain of $0.4 million offset by $0.1 million of unamortized issuance cost and $0.1 million of unamortized discount resulting in a net gain of $0.2 million, in accordance with the terms of the Indenture.

During the year ended December 31, 2017, we redeemed and extinguished the remaining $435.5 million of outstanding 7% Notes as of December 25, 2016, which resulted in a loss on extinguishment of debt of $13.4 million and the realization of $2.3 million of unamortized issuance cost and $1.6 million of unamortized discount, resulting in a loss on extinguishment of debt of $17.3 million.

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

The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, and investments, and limits on other various payments, as well as a financial covenant relating to a minimum fixed charge coverage ratio. Events of default under the terms of the Credit Agreement include, but are not limited to: failure of the Company to pay any principal of any loans in full when due and payable; failure of the Company to pay any interest on any loan or any fee or other amount payable under the Credit Agreement within three business days after the date when due and payable; failure of the Company or any of its subsidiaries to comply with certain covenants and agreements, subject to applicable grace periods and/or notice requirements; any representation, warranty or statement made in or pursuant to the Credit Agreement or any related writing or any other material information furnished by us or any of our subsidiaries to the Agent or the lenders proving to be false or erroneous; and the occurrence of an event or condition having or reasonably likely to have a material adverse effect, which includes a material adverse effect on the business, operations, condition (financial or otherwise) or our prospects or our ability to repay our obligations. Where an event of default arises from certain bankruptcy events, the commitments will automatically and immediately terminate and the principal of, and interest then outstanding on, all of the loans will become immediately due and payable. Subject to certain notice requirements and other conditions, upon the occurrence of an event of default, including the occurrence of a condition having or reasonably likely to have a material adverse effect, commitments may be terminated and the principal of, and interest then outstanding on, all of the loans may become immediately due and payable. As of December 30, 2018, no event of default had occurred and we believe that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Credit Agreement, have not occurred and the likelihood of such events or conditions occurring is remote.

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

Borrowings under the revolving credit facility may take the form of a base rate revolving loan, Eurodollar revolving loan or swing line loan. Base rate revolving loans and swing line loans will bear interest at a rate per annum equal to the sum of the Applicable Margin (as defined in the Credit Agreement) from time to time in effect plus the highest of (i) the Agent’s prime lending rate, as in effect at such time, (ii) the federal funds rate, as in effect at such time, plus 0.50% per annum and (iii) the Adjusted LIBOR Rate (as defined in the Credit Agreement) determined at such time for an interest period of one month, plus 1.00% per annum. Eurodollar revolving loans will bear interest a rate per annum equal to the sum of the Applicable Margin from time to time in effect plus the Adjusted LIBOR Rate. The Applicable Margin varies between 1.00%-1.50% for base rate revolving loans and swing line loans and 2.00%-2.50% for Eurodollar loans, and is based on several factors including our then-existing borrowing base and the lenders’ total commitment amount and revolving credit exposure. The calculation of our borrowing base takes into account several items relating to us and our subsidiaries, including amounts due and owing under billed and unbilled accounts receivables, then held eligible raw materials inventory, work-in-process inventory, and applicable reserves.

The measurement of a minimum fixed charge coverage ratio was modified in the November 2017 amended and restated Credit Agreement to be required to be measured if Excess Availability, as defined in the Credit Agreement, is less than fifty percent of the lesser of the Borrowing Base or the Total Commitment Amount, each as defined in the Credit Agreement.

As of December 30, 2018, there were no borrowings outstanding on the Credit Agreement and $9.7 million was outstanding on letters of credit, resulting in net borrowing base availability of $51.4 million. We were in compliance with the financial covenants of the Credit Agreement as of December 30, 2018.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments at December 30, 2018, and the effect such obligations could have on our liquidity and cash flow in future periods (in millions):

	Payments Due/Forecast by Period
	Total	2019	2020 - 2021	2022 - 2023	2024 and After
Debt, net of interest(1)	$300.0	$—	$—	$—	$300.0
Estimated interest on debt(2)	136.5	19.5	39.0	39.0	39.0
Purchase orders(3)	132.4	116.3	15.7	0.4	—
Operating leases(4)	117.2	16.5	21.6	16.0	63.1
Unrecognized tax benefits, including interest and penalties(5)	—	—	—	—	—
Total commitments and recorded liabilities	$686.1	$152.3	$76.3	$55.4	$402.1

(1)
The 6.5% Notes in the aggregate outstanding principal amount of $300.0 million are due November 30, 2025. See Note 4 in the Notes to Consolidated Financial Statements contained within this Annual Report for further details.

(2)	Includes interest payments on the 6.5% Notes. See Note 4 in the Notes to Consolidated Financial Statements contained within in this Annual Report for further details.

(3)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or services have not been performed.

(4)
We have entered into or acquired various non-cancelable operating lease agreements that expire on various dates through 2033. The amounts include $2.4 million in excess facility costs and exclude expected sublease income. See Note 5 in the Notes to Consolidated Financial Statements contained within this Annual Report for further details.

(5)
As of December 30, 2018, we have an $8.1 million noncurrent liability for uncertain tax positions and a $6.4 million guarantor liability, all of which may result in cash payments. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlements with the taxing authorities.

As of December 30, 2018, we have $9.7 million of standby letters of credit outstanding. Our letters of credit are primarily related to milestone payments received from foreign customers for which the customer has not yet received the product. Additional information regarding our financial commitments at December 30, 2018 is provided in the Notes to Consolidated Financial Statements contained in this Annual Report, specifically Note 14.

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

Revenue recognition. We generate our revenue primarily from three different types of contractual arrangements: cost-plus-fee contracts, time-and-materials contracts, and fixed-price contracts. Revenue on cost-plus-fee contracts is recognized to the extent of allowable costs incurred plus an estimate of the applicable fees earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. We recognize the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding performance, including any interim performance evaluations rendered by the customer. Revenue on time-and-materials contracts is recognized to the extent of billable rates times hours delivered for services provided, to the extent of material cost for products delivered to customers, and to the extent of expenses incurred on behalf of the customers. Effective January 1, 2018, we adopted the requirements of
ASC 606, utilizing the modified retrospective method as discussed in Note 1 of the Notes to Consolidated Financial Statements contained within this Annual Report.

The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for periods prior to January 1, 2018 were prepared under the guidance of ASC 605. The adoption of ASC 606 represents a change in accounting principle. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services and products. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these services and products.

Prior to the adoption of ASC 606, we recognized the majority of our revenues using the percentage-of-completion method of accounting. Based on the nature of products provided or services performed, revenue was recorded as costs were incurred (the “percentage-of-completion cost-to-cost method”) or as units were delivered (the “percentage-of-completion units-of-delivery method”). For the majority of contracts, the customer obtains control or receives benefits as work is performed on the contract. As a result, under ASC 606 revenue is recognized over a period of time utilizing the percentage-of-completion cost-to-cost method. This change generally results in an acceleration of revenue for contracts that were historically accounted for using the percentage-of-completion units-of-delivery method as revenues are now recognized earlier in the performance period as costs are incurred.

To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected-cost-plus-margin approach, under which we forecast the expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service. We classify contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts.

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

KGS has four operating segments: Defense Rocket Support Services (“DRSS”), Microwave Electronics Division (“ME”), Technical and Training Solutions (“TTS”), and Modular Systems (“MS”) that provide technology based defense solutions, involving products and services, primarily for mission critical U.S. national security priorities, with the primary focus relating to the nation’s Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance requirements. The US reportable segment provides unmanned aerial systems, unmanned ground, and unmanned seaborne systems. We have identified our reporting units to be the DRSS, ME, TTS, and MS operating segments, within the KGS reportable segment, and the US reportable segment, each of which will be tested for potential impairment in our fiscal year 2018 annual test.
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

During the fourth quarter of 2017, as a result of our annual impairment test of the carrying value of our goodwill balances, we recorded a non-cash impairment charge of $24.2 million against the carrying value of the goodwill of our DRSS reporting unit within the KGS segment, which includes our legacy government services business. In 2010, we changed our strategy to focus on being a systems, product, technology and intellectual property based company and deemphasized the legacy government services businesses. Over the past several years, similar to other businesses operating in the federal government technical services space, this business has been adversely impacted by competitive pressures and commoditization resulting from LPTA awards rather than awards based on best value or that are technologically or performance differentiated. Specifically, we lost two sizable five-year contract opportunities where Kratos was underbid on cost, which significantly impacted the expected future financial performance of this business.

The goodwill of the US and KGS reportable segments, after the impact of the impairment recorded during the fourth quarter of 2017, was $97.3 million and $328.4 million, respectively, at December 30, 2018.

In determining the fair value of our reporting units, there are key assumptions related to our future operating performance and revenue growth. If the actual operating performance and financial results are not consistent with our assumptions, a further impairment in our $425.7 million goodwill and $16.1 million long-lived intangibles could occur in future periods. In particular, the US reporting unit fair value includes assumptions that the development of the high performance UCAS product is successful and we are awarded future contracts for the UCAS product and other new tactical unmanned aircraft systems. Additionally, the US reporting unit fair value assumes that the U.S. Navy will exercise options under the existing current contract and we will commence low rate initial production for the Sub-Sonic Aerial Target. For certain of our reporting units, the fair value includes assumptions of the entry to new international markets for which we have not yet penetrated. Additional risks for goodwill across all reporting units include, but are not limited to, the risks discussed in Item 1A “Risk Factors” contained within this Annual Report and:

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

We have a valuation allowance at December 30, 2018 due to management’s overall assessment of risks and uncertainties related to our future ability to realize and, hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences and future tax deductions resulting from certain types of stock option exercises, before they expire.

The 2018 effective tax rate at December 30, 2018 for annual and interim reporting periods could be impacted if uncertain tax positions that are not recognized at December 30, 2018 are settled at an amount which differs from our estimate. Finally, during 2018 and thereafter, if we are impacted by a change in the valuation allowance as of December 30, 2018 resulting from a change in judgment regarding the realizability of deferred tax assets beyond December 30, 2018, such effect will be recognized in the interim period in which the change occurs.

Contingencies and litigation. We are currently involved in certain legal proceedings. We estimate a range of liability related to pending litigation where the amount and range of loss can be estimated. We record our estimate of a loss when the loss is considered probable and reasonably estimable. Where a liability is probable and there is a range of estimated loss and no amount in the range is more likely than any other number in the range, we record the minimum estimated liability related to the claim in accordance with FASB ASC Topic 450 Contingencies. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of potential liability could materially impact our results of operations. See Note 14 of the Notes to Consolidated Financial Statements contained within this Annual Report for a further discussion of our legal proceedings.

Stock-based Compensation. We account for stock-based compensation arrangements in accordance with the provisions of FASB ASC Topic 718, Compensation-Stock Compensation (“Topic 718”), which requires the measurement and recognition of compensation expense for all stock-based payment awards to employees and directors based on estimated fair values.

The valuation provisions of Topic 718 apply to new awards and to awards that are outstanding on the effective date and subsequently modified or canceled. We use the Black-Scholes option pricing model and a lattice options pricing model for market condition options to estimate the fair value at the grant date. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. The lattice options pricing model breaks down the time to expiration into potentially a very large number of time intervals, or steps, which makes it possible to check at every point in an option’s life for the possibility of early exercise. Our employee stock options and restricted stock awards are generally subject to vesting restrictions and are generally not transferable.

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

Estimates of stock-based compensation expenses are significant to our Consolidated Financial Statements, but these expenses are based on the valuation provisions of Topic 718 and will never result in the payment of cash by us. For this reason, and because we do not view stock-based compensation to be significant as related to our operational performance, we exclude estimated stock-based compensation expense when evaluating the business performance of our operating segments.

Recent Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements contained within this Annual Report for a discussion of recent accounting pronouncements.

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

Exposure to market risk for foreign currency exchange rate risk is related to receipts from customers, payments to suppliers and intercompany loans denominated in foreign currencies. Accordingly, a strengthening of the U.S. dollar (“USD”) or a strengthening of certain foreign currencies, such as the Israeli Shekel, will negatively impact revenues and gross margins expressed in consolidated USD terms. We currently enter into limited foreign currency forward contracts to manage foreign currency exchange rate risk because exchange rate fluctuations have had, and we expect will have, minimal impact on our operating results and cash flows.

Our cash and cash equivalents as of December 30, 2018 were $182.7 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on our net loss for the year ended December 30, 2018.

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

As required by Rule 13a-15(b) and 15d-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 30, 2018.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 30, 2018.

Our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial accounting and reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of the fiscal year ended December 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2019 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 30, 2018.

Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2019 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 30, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2019 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 30, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2019 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 30, 2018.

Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2019 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 30, 2018.

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

(a) (3)  Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date (File No.)	Exhibit	Filed- Furnished Herewith
2.1+*	Stock Purchase Agreement, dated May 31, 2015, by and among Kratos Defense & Security Solutions, Inc., Herley Industries, Inc., Ultra Electronics Holdings plc and Ultra Electronics Defense Inc.	10-Q	08/06/2015 (001-34460)	2.4
2.2+	Stock Purchase Agreement, dated February 28, 2018 among Kratos Defense & Security Solutions, Inc., Kratos Public Safety &Security Solutions, Inc. and Securitas Electronic Security, Inc.	10-Q	5/10/2018 (001-34460)	2.2
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc., as amended.	10-K	2/27/2017 (001-34460)	3.1
3.2	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc., as amended.	10-K	2/27/2017 (001-34460)	3.2
4.1	Specimen Stock Certificate.	10-K	2/27/2017 (001-34460)	4.1
4.2	Indenture, dated as of May 14, 2014, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors as named therein and party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent (including the Form of 7.00% Senior Secured Notes due 2019).	8-K	05/15/2014 (001-34460)	4.1
4.3	Indenture, dated as of November 20, 2017, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent.	8-K	11/21/2017 (001-34460)	4.1
4.4*	First Supplemental Indenture, dated as of December 21, 2017, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantor as party thereto, and Wilmington Trust, National Association, as Trustee.	10-K	02/28/2018 (001-34460)	4.5
10.1#	Form of Indemnification Agreement by and between Kratos Defense & Security Solutions, Inc. and its directors and executive officers.	10-Q	08/04/2011 (001-34460)	10.8
10.2#	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	07/31/2017 (001-34460)	99.1
10.3#	2000 Nonstatutory Stock Option Plan.	10-Q	11/14/2000 (000-27231)	10.2
10.4#	Form of Stock Option Agreement and Form of Stock Option Grant Notice used in connection with the 2000 Nonstatutory Stock Option Plan.	10-Q	11/14/2000 (000-27231)	10.3
10.5#	2005 Equity Incentive Plan.	S-8	08/01/2005 (333-127060)	99.2
10.6#	Form of Stock Option Agreement pursuant to the 2005 Equity Incentive Plan.	S-8	08/01/2005 (333-127060)	99.1

10.7#	Form of Restricted Stock Unit Agreement and Form of Notice of Grant of Restricted Stock Units under the 2005 Equity Incentive Plan.	8-K	01/17/2007 (000-27231)	99.3
10.8#	Herley Industries, Inc. 1997 Stock Option Plan.	S-8	04/08/2011 (333-173383)	4.11
10.9#	Herley Industries, Inc. 2000 Stock Option Plan.	S-8	04/08/2011 (333-173383)	4.13
10.10#	Herley Industries, Inc. 2003 Stock Option Plan.	S-8	04/08/2011 (333-173383)	4.14
10.11#	Herley Industries, Inc. Amended and Restated 2006 New Employee Stock Option Plan.	S-8	04/08/2011 (333-173383)	4.15
10.12#	2011 Equity Incentive Plan.	DEF 14A	04/15/2011 (001-34460)	n/a
10.13#	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement pursuant to the 2011 Equity Incentive Plan.	8-K	11/18/2011 (001-34460)	10.2
10.14#	2014 Equity Incentive Plan.	S-8	07/31/2017 (001-34460)	99.2
10.15#	Form of Restricted Stock Unit Grant & Notice and Form of Restricted Stock Unit Award Agreement pursuant to the 2014 Equity Incentive Plan.	10-Q	11/07/2014 (001-34460)	10.1
10.16#	Second Amended and Restated Executive Employment Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Eric DeMarco.	10-Q	08/04/2011 (001-34460)	10.3
10.17#	Second Amended and Restated Severance and Change of Control Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Deanna Lund.	10-Q	08/04/2011 (001-34460)	10.4
10.18	Sublease Agreement, dated as of December 17, 2009, by and between Amylin Pharmaceuticals, Inc., as Sublessor, and Kratos Defense & Security Solutions, Inc., as Sublessee.	10-K	03/11/2010 (001-34460)	10.26
10.19#	Herley Industries, Inc. Amended and Restated 2010 Stock Plan, and the related Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement.	S-8	03/08/2012 (333-179977)	4.10
10.20#	Amended and Restated Integral Systems, Inc. 2008 Stock Incentive Plan, and the related Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units and Restricted Stock Unit Award Agreement.	S-8	03/08/2012 (333-179977)	4.11
10.21	Standstill Agreement, dated May 14, 2012, between Kratos Defense & Security Solutions, Inc., Bandel Carano, Oak Investment Partners IX, L.P., Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Oak X Affiliates Fund, L.P., Oak Investment Partners X, L.P., and Oak Investment Partners XIII, L.P.	8-K	05/15/2012 (001-34460)	10.1

10.22#	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement, entered into between Kratos Defense & Security Solutions, Inc. and certain employees of Composite Engineering, Inc.	S-8	07/27/2012 (333-182910)	4.12
10.23#	Employment Agreement, effective January 1, 2015, by and between Kratos Defense & Security Solutions, Inc. and Richard Poirier.	8-K	03/12/2015 (001-34460)	10.1
10.24#	Bonus Agreement, dated June 1, 2015, by and between Kratos Defense & Security Solutions, Inc. and Richard Poirier.	8-K	06/02/2015 (001-34460)	10.1
10.25#	Employment Agreement, effective August 5, 2016, by and between Kratos Defense & Security Solutions, Inc. and Gerald Beaman.	8-K	08/09/2016 (001-34460)	10.1
10.26#	Employment Agreement, effective January 1, 2017, by and between Kratos Defense & Security Solutions, Inc. and Phil Carrai.	8-K	12/08/2016 (001-34460)	10.1
10.27	Credit and Security Agreement, dated as of May 14, 2014, among Kratos Defense & Security Solutions, Inc., as Borrower, the Lenders named therein, SunTrust Bank, as Agent, PNC Bank, National Association, as Joint Lead Arranger and Documentation Agent, and SunTrust Robinson Humphrey, Inc., as Joint Lead Arranger and Sole Book Runner.	8-K	05/15/2014 (001-34460)	10.2
10.28	Third Amendment to Credit and Security Agreement, dated May 31, 2015, among Kratos Defense & Security Solutions, Inc., as Borrower, each of the Credit Parties and Required Lenders party thereto and SunTrust Bank as Agent.	10-Q	08/06/2015 (001-34460)	10.1
10.29	Fourth Amendment to Credit and Security Agreement, dated August 20, 2015, among Kratos Defense & Security Solutions, Inc., as Borrower, each of the Credit Parties and Required Lenders party thereto and SunTrust Bank as Agent.	8-K	08/24/2015 (001-34460)	10.1
10.30	Fifth Amendment to Credit and Security Agreement, dated July 22, 2016, among Kratos Defense & Security Solutions, Inc., as Borrower, each of the Credit Parties and Required Lenders party thereto and SunTrust Bank as Agent.	10-K	02/28//2018 (001-34460)	10.34
10.31	Amended and Restated Credit and Security Agreement, dated as of November 20, 2017, among Kratos Defense & Security Solutions, Inc., as Borrower, the lenders named therein, SunTrust Bank, as Agent, and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Sole Book Runner.	8-K	11/21/2017 (001-34460)	10.1
10.32	First Amendment to Amended and Restated Credit and Security Agreement, dated June 11, 2018, among Kratos Defense & Security Solutions, Inc., as Borrower, each of the Credit Parties and Required Lenders party thereto and SunTrust Bank as Agent.	8-K	06/13/2018 (001-34460)	10.1
10.33	Office Lease, dated as of May 1, 2017, by and between Kratos Defense & Security Solutions, Inc. and TPP 212 Scripps, LLC.	10-Q	05/04/2017 (001-34460)	10.2

10.34	Amended and Restated Lease Agreement, dated as of January 1, 2019, by and between STORE Capital Acquisitions, LLC and Kratos RT Logic, Inc.	*
21.1	List of Subsidiaries.	*
23.1	Consent of Independent Registered Public Accounting Firm.	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.	*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.	*
101
Financial statements from the Annual Report on Form 10-K of Kratos Defense & Security Solutions, Inc. for the year ended December 30, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to the Consolidated Financial Statements.
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
Date: February 28, 2019

Kratos Defense & Security Solutions, Inc.

/s/ Eric M. DeMarco
By:	Eric M. DeMarco President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric M. DeMarco Eric M. DeMarco	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2019

/s/ Deanna H. Lund Deanna H. Lund	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 28, 2019

/s/ Maria Cervantes de Burgreen Maria Cervantes de Burgreen	Vice President and Corporate Controller (Principal Accounting Officer)	February 28, 2019

/s/ Scott Anderson Scott Anderson	Director	February 28, 2019

/s/ Bandel Carano Bandel Carano	Director	February 28, 2019

/s/ William Hoglund William Hoglund	Director	February 28, 2019

/s/ Scot Jarvis Scot Jarvis	Director	February 28, 2019

/s/ Jane E. Judd Jane E. Judd	Director	February 28, 2019

/s/ Sam Liberatore Sam Liberatore	Director	February 28, 2019

/s/ Amy Zegart Amy Zegart	Director	February 28, 2019

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Kratos Defense & Security Solutions, Inc.
Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kratos Defense & Security Solutions, Inc. and subsidiaries (the "Company") as of December 30, 2018 and December 31, 2017, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three fiscal years in the period ended December 30, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Adoption of New Accounting Pronouncement
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for revenue using the modified retrospective transition approach beginning January 1, 2018, relating to the manner in which it accounts for revenues from contracts with customers.
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

San Diego, California
February 28, 2019

We have served as the Company’s auditor since 2013.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
December 30, 2018 and December 31, 2017
 (in millions, except par value and number of shares)

	2018	2017
Assets
Current assets:
Cash and cash equivalents	$182.7	$130.5
Restricted cash	0.3	0.4
Accounts receivable, net	64.6	74.2
Unbilled receivables, net	172.8	138.1
Inventoried costs	46.8	49.0
Prepaid expenses	8.9	11.1
Other current assets	10.3	9.5
Current assets of discontinued operations	8.3	58.6
Total current assets	494.7	471.4
Property, plant and equipment, net	67.1	58.0
Goodwill	425.7	425.7
Intangible assets, net	16.1	22.0
Other assets	6.5	8.1
Non-current assets of discontinued operations	—	38.8
Total assets	$1,010.1	$1,024.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$46.6	$34.7
Accrued expenses	38.1	40.9
Accrued compensation	33.5	30.2
Accrued interest	1.6	1.7
Billings in excess of costs and earnings on uncompleted contracts	34.9	42.8
Other current liabilities	4.7	9.4
Current liabilities of discontinued operations	5.3	29.2
Total current liabilities	164.7	188.9
Long-term debt principal, net of current portion	294.2	293.5
Other long-term liabilities	25.5	24.1
Long-term liabilities of discontinued operations	6.4	6.0
Total liabilities	490.8	512.5
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 authorized, 0 shares outstanding at December 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 103,766,899 and 103,297,525 shares issued and outstanding at December 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	1,244.5	1,233.7
Accumulated other comprehensive loss	(0.7)	(1.4)
Accumulated deficit	(724.5)	(720.8)
Total stockholders’ equity	519.3	511.5
Total liabilities and stockholders’ equity	$1,010.1	$1,024.0

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Years ended December 30, 2018, December 31, 2017, and December 25, 2016
(in millions, except per share amounts)

	2018	2017	2016
Service revenues	$200.7	$197.8	$221.3
Product sales	417.3	405.5	320.6
Total revenues	618.0	603.3	541.9
Cost of service revenues	137.8	138.6	162.1
Cost of product sales	310.5	307.1	259.3
Total costs	448.3	445.7	421.4
Gross profit	169.7	157.6	120.5
Selling, general and administrative expenses	119.8	127.3	114.6
Research and development expenses	15.6	17.8	13.9
Impairment of goodwill	—	24.2	—
Restructuring expenses and other	3.8	0.3	10.0
Operating income (loss) from continuing operations	30.5	(12.0)	(18.0)
Other income (expense):
Interest expense, net	(20.8)	(28.6)	(34.7)
Gain (loss) on extinguishment of debt	—	(17.3)	0.2
Other income (loss), net	(1.0)	0.8	0.7
Total other expense, net	(21.8)	(45.1)	(33.8)
Income (loss) from continuing operations before income taxes	8.7	(57.1)	(51.8)
Provision (benefit) for income taxes from continuing operations	4.6	(10.2)	5.8
Income (loss) from continuing operations	4.1	(46.9)	(57.6)
Discontinued operations (Note 8)
Income (loss) from operations of discontinued component (including gain on disposal of $0.0 million for the year ended December 30, 2018)	(9.4)	6.3	(0.6)
Income tax expense (benefit)	(1.8)	2.1	2.3
Income (loss) from discontinued operations	(7.6)	4.2	(2.9)
Net loss	$(3.5)	$(42.7)	$(60.5)
Basic income and loss per common share:
Income (loss) from continuing operations	$0.04	$(0.52)	$(0.94)
Income (loss) from discontinued operations	(0.07)	0.04	(0.05)
Net loss per common share	$(0.03)	$(0.48)	$(0.99)
Diluted income and loss per common share:
Income (loss) from continuing operations	$0.04	$(0.52)	$(0.94)
Income (loss) from discontinued operations	(0.07)	0.04	(0.05)
Net loss per common share	$(0.03)	$(0.48)	$(0.99)
Weighted average common shares outstanding:
Basic	103.8	89.5	61.3
Diluted	106.1	89.5	61.3
Comprehensive Loss
Net loss from above	$(3.5)	$(42.7)	$(60.5)
Other comprehensive income (loss):
Change in cumulative translation adjustment	0.4	0.1	(0.5)
Postretirement benefit reserve adjustment net of tax expense	0.3	0.2	0.2
Other comprehensive income (loss), net of tax	0.7	0.3	(0.3)
Comprehensive loss	$(2.8)	$(42.4)	$(60.8)

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 30, 2018, December 31, 2017, and December 25, 2016
(in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 27, 2015	59.1	$—	$873.2	$(1.4)	$(617.6)	$254.2
Stock-based compensation	—	—	5.1	—	—	5.1
Issuance of common stock for cash	13.4		75.8			75.8
Issuance of common stock for employee stock purchase plan, options and warrants	0.8	—	2.6	—	—	2.6
Restricted stock issued and related taxes	0.6	—	(0.5)	—	—	(0.5)
Net loss	—	—	—	—	(60.5)	(60.5)
Other comprehensive loss, net of tax	—	—	—	(0.3)	—	(0.3)
Balance, December 25, 2016	73.9	—	956.2	(1.7)	(678.1)	276.4
Stock-based compensation	—	—	7.8	—	—	7.8
Issuance of common stock for cash	28.0	—	268.2	—	—	268.2
Issuance of common stock for employee stock purchase plan, options and warrants	0.7	—	3.5	—	—	3.5
Restricted stock issued and related taxes	0.7	—	(2.0)	—	—	(2.0)
Net loss	—	—	—	—	(42.7)	(42.7)
Other comprehensive income, net of tax	—	—	—	0.3	—	0.3
Balance, December 31, 2017	103.3	—	1,233.7	(1.4)	(720.8)	511.5
Impact from the adoption of ASC 606 (Note 1)	—	—	—	—	(0.2)	(0.2)
Stock-based compensation	—	—	7.2	—	—	7.2
Issuance of common stock for employee stock purchase plan, options and warrants	0.4	—	3.7	—	—	3.7
Restricted stock issued and related taxes	0.1	—	(0.1)	—	—	(0.1)
Net loss	—	—	—	—	(3.5)	(3.5)
Other comprehensive income, net of tax	—	—	—	0.7	—	0.7
Balance, December 30, 2018	103.8	$—	$1,244.5	$(0.7)	$(724.5)	$519.3

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 30, 2018, December 31, 2017, and December 25, 2016
(in millions)

	2018	2017	2016
Operating activities:
Net loss	$(3.5)	$(42.7)	$(60.5)
Income (loss) from discontinued operations	(7.6)	4.2	(2.9)
Income (loss) from continuing operations	4.1	(46.9)	(57.6)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	17.9	22.2	22.5
Deferred income taxes	(0.4)	(9.5)	4.6
Stock-based compensation	7.2	7.8	5.1
Goodwill impairment charge	—	24.2	—
Loss (gain) on extinguishment of debt	—	17.3	(0.2)
Amortization of deferred financing costs	1.0	1.3	1.5
Amortization of premium and discount on Senior Secured Notes	—	0.7	0.9
Provision for doubtful accounts	1.8	—	0.1
Provision for non-cash restructuring charges	—	—	9.1
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	8.2	0.5	(9.9)
Unbilled receivables	(35.9)	(35.2)	(17.9)
Inventoried costs	2.0	7.2	(2.5)
Prepaid expenses	2.2	(3.0)	1.7
Other assets	1.2	(2.7)	2.8
Accounts payable	12.2	(8.3)	1.7
Accrued expenses	(1.7)	(3.8)	20.6
Accrued compensation	3.3	(2.9)	2.5
Accrued interest	(0.1)	(1.9)	(0.3)
Billings in excess of costs and earnings on uncompleted contracts	(6.9)	6.3	(0.6)
Income tax receivable and payable	0.2	1.4	1.2
Other liabilities	1.8	(1.6)	0.1
Net cash provided by (used in) operating activities from continuing operations	18.1	(26.9)	(14.6)
Investing activities:
Cash paid for acquisitions, net of cash acquired	(2.9)	—	(5.1)
Proceeds from sale of assets	66.0	0.7	—
Capital expenditures	(22.6)	(26.1)	(9.0)
Net cash provided by (used in) investing activities from continuing operations	40.5	(25.4)	(14.1)
Financing activities:
Proceeds from the issuance of long-term debt	—	300.0	—
Extinguishment of long-term debt	—	(448.8)	(14.1)
Proceeds (expenses) from the issuance of common stock	(1.1)	269.1	76.2
Repayments under credit facility	(0.8)	(1.0)	(1.0)
Debt issuance costs	(0.1)	(6.6)	—
Proceeds from exercise of restricted stock units, employee stock options, and employee stock purchase plan	3.7	1.5	2.0
Other	—	(0.8)	—
Net cash provided by financing activities from continuing operations	1.7	113.4	63.1
Net cash flows of continuing operations	60.3	61.1	34.4
Net operating cash flows of discontinued operations	(7.7)	(0.8)	1.5
Net investing cash flows of discontinued operations	—	(0.6)	4.0
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.5)	0.5	(0.3)
Net increase in cash, cash equivalents and restricted cash	52.1	60.2	39.6
Cash, cash equivalents and restricted cash at beginning of year	130.9	70.7	31.1
Cash, cash equivalents and restricted cash at end of year	$183.0	$130.9	$70.7
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$20.5	$28.3	$32.4
Net cash paid during the year for income taxes	$1.5	$(0.6)	$(0.1)
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued expenses	$1.3	$1.6	$2.1
Liability for contingent consideration and goodwill related to acquisition	$—	$2.9	$5.1

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Summary of Significant Accounting Policies

(a)	Description of Business

Kratos is a mid-tier government contractor at the forefront of the U.S. Department of Defense’s (the “DoD”) recapitalization of strategic weapon systems to address peer and near peer threats and its related Rapid Innovation Initiatives. Kratos is a leading technology, intellectual property, proprietary product and system company focused on the U.S. and its allies’ national security. Kratos is a recognized industry leader in the rapid development, demonstration and fielding of high technology systems and products at an affordable cost. Kratos’ primary focus areas are unmanned systems, space and satellite communications, microwave electronics, cyber security/warfare, missile defense and combat systems. The Company believes that its technology, intellectual property, proprietary products and designed-in positions on its customers’ programs, platforms and systems, and the ability to rapidly develop, demonstrate and field affordable leading technology systems is a competitive advantage and high barrier to entry to the markets in which it operates. The Company’s work force is primarily engineering and technically oriented, highly skilled with a significant number holding national security clearances. The Company’s entire organization is focused on executing its strategy of becoming the leading technology and intellectual property based company in its industry.

The Company conducts most of its business with the U.S. Government (which includes foreign military sales) and performs work as the prime contractor, subcontractor, or preferred supplier. The Company also conducts business with local, state, and foreign governments and domestic and international commercial customers.

The Company has historically operated in three reportable segments. The Kratos Government Solutions (“KGS”) reportable segment is comprised of an aggregation of operating segments, including its microwave electronic products, space and satellite communications, modular systems and defense and rocket support services operating segments. The Unmanned Systems (“US”) reportable segment consists of its unmanned aerial system and unmanned ground and seaborne system businesses. The Public Safety & Security (“PSS”) reportable segment (which was divested in June 2018 and has been classified as discontinued operations - see Note 8 of these notes to the consolidated financial statements) previously provided independent integrated solutions for advanced homeland security, public safety, critical infrastructure, and security and surveillance systems for government and commercial applications. The Company organizes its business segments based primarily on the nature of the products, solutions and services offered. Transactions between segments are negotiated and accounted for under terms and conditions similar to other government and commercial contracts, and these intercompany transactions are eliminated in consolidation. For additional information regarding the Company’s operating segments, see Note 13 of these notes to consolidated financial statements.

(b)	Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Kratos and its 100% owned subsidiaries, for which all intercompany transactions have been eliminated in consolidation.

(c)    Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year, with interim fiscal periods ending on the last Sunday of each calendar quarter. There were 52 calendar weeks in the fiscal years ending on December 30, 2018 and December 25, 2016 and 53 calendar weeks in the fiscal year ended on December 31, 2017.

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

Effective January 1, 2018, the Company adopted FASB ASU 2014-09, Revenue from Contracts with Customers,and the related amendments, which are codified into Accounting Standards Codification (“ASC”) 606 (“ASC 606”), which establishes a broad principle that requires entities to assess the products or services promised in contracts with customers at contract inception to determine the appropriate unit at which to record revenues, which is referred to as a performance obligation. Revenue is recognized when control of the promised products or services is transferred to customers, at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those products or services. The new standard supersedes GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the present standards. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

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

The Company recorded a decrease in opening equity of $0.2 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact of adopting ASC 606 for the year ended December 30, 2018 was an increase of $30.0 million to revenues and a corresponding increase in cost of revenues of $21.9 million. Total net cash provided by operating activities from continuing operations, total net cash provided by investing activities from continuing operations and total net cash provided by financing activities on the Company’s consolidated statements of cash flows were not impacted by the adoption of ASC 606. Discontinued operations were not affected by the implementation of ASC 606.

The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for periods prior to January 1, 2018 were prepared under the guidance of FASB ASC 605, Revenue Recognition (“ASC 605”). The adoption of ASC 606 represents a change in accounting principle. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services and products. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these services and products.

Prior to the adoption of ASC 606, the Company recognized the majority of its revenues using the percentage-of completion method of accounting. Based on the nature of products provided or services performed, revenue was recorded as costs were incurred (the “percentage-of-completion cost-to-cost method”) or as units were delivered (the “percentage-of-completion units-of-delivery method”). For the majority of contracts, the customer obtains control or receives benefits as work is performed on the contract. As a result, under ASC 606 revenue is recognized over a period of time utilizing the percentage-of-completion cost-to-cost method, which better matches the progress on the contract. This change generally results in an acceleration of revenue for contracts that were historically accounted for using the percentage-of-completion units-of-delivery method as revenues are now recognized earlier in the performance period as costs are incurred rather than as units are delivered.

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Remaining Performance Obligations

Since the Company’s adoption of ASC 606 on January 1, 2018, revenues from remaining performance obligations are now calculated as the dollar value of the remaining performance obligations on executed contracts. On December 30, 2018, the Company had approximately $620.7 million of remaining performance obligations. The Company expects to recognize approximately 66.7% of the remaining performance obligations as revenue in 2019, an additional 13.7% in 2020, and the balance thereafter.

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

Based on this analysis, any quarterly adjustments to net sales, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if it is determined the Company will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if it is determined the Company will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation’s percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of the Company’s performance obligations. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined. No adjustment on any one contract was material to the Company’s consolidated financial statements for the years ended December 30, 2018, December 31, 2017 and December 25, 2016. Total adjustments were not significant for the years ended December 30, 2018, December 31, 2017 and December 25, 2016. As of December 30, 2018 and December 31, 2017, accrued expenses included the accrual for losses on contracts of $5.1 million and $10.3 million, respectively.

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

Net contract assets and liabilities are as follows (in millions):

	December 30, 2018	January 1, 2018	Net Change
Contract assets	$172.9	$139.4	$33.5
Contract liabilities	$37.0	$46.8	$(9.8)
Net contract assets	$135.9	$92.6	$43.3

Contract assets increased $33.5 million during the year ended December 30, 2018, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the year ended December 30, 2018 for which the Company has not yet billed the customers. There were no significant impairment losses related to any receivables or contract assets arising from the Company’s contracts with customers during the year ended December 30, 2018. Contract liabilities decreased $9.8 million during the year ended December 30, 2018, primarily due to revenue recognized in excess of payments received on these performance obligations. For the year ended December 30, 2018, the Company recognized revenue of $35.5 million that was previously included in the beginning balance of contract liabilities.

Disaggregation of Revenue

The following series of tables presents the Company’s revenue disaggregated by several categories. For the majority of contracts, the customer obtains control or receives benefits as work is performed on the contract. Revenue by contract type was as follows (in millions):

Year Ended December 30, 2018
Kratos Government Solutions
Fixed price	$424.9
Cost plus fee	32.6
Time and materials	27.6
Total Kratos Government Solutions	485.1
Unmanned Systems
Fixed price	104.8
Cost plus fee	26.5
Time and materials	1.6
Total Unmanned Systems	132.9
Total Revenues	$618.0

Revenue by customer was as follows (in millions):

Year Ended December 30, 2018
Kratos Government Solutions
U.S. Government (1)	$333.5
International (2)	96.0
U.S. Commercial and other customers	55.6
Total Kratos Government Solutions	485.1
Unmanned Systems
U.S. Government (1)	113.5
International (2)	18.3
U.S. Commercial and other customers	1.1
Total Unmanned Systems	132.9
Total Revenues	$618.0

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

From time to time, the Company may proceed with work based on customer direction prior to the completion and signing of formal contract documents. The Company has a formal review process for approving any such work. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. The Company bases its estimates on previous experiences with the customer, communications with the customer regarding funding status, and its knowledge of available funding for the contract or program. As of December 30, 2018 and December 31, 2017, approximately $3.8 million and $1.9 million, respectively, of the Company’s unbilled accounts receivable balance were under an authorization to proceed or work order from its customers where a formal purchase order had not yet been received.

Costs incurred for shipping and handling are included in cost of product sales at the time the related revenue is recognized. Amounts billed to a customer for shipping and handling are reported as revenue.

(f)	Inventoried costs

Inventoried costs are stated at the lower of cost or estimated net realizable value. Cost is determined using the average cost or first-in, first-out methods and the applicable method is applied consistently within an operating entity. The Company capitalizes labor, material, subcontractor and overhead costs as work-in-process for contracts where control has not yet passed to the customer. In addition, the Company capitalizes costs incurred to fulfill a contract in advance of contract award in inventories as work-in-process if it is determined that contract award is probable. Pursuant to contract provisions of U.S. Government contracts, such customers may have title to, or a security interest in inventories related to such contracts as a result of advances, performance-based payments, and progress payments.

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

In accordance with the recognition standards established by ASC Topic 740, Income Taxes, (“Topic 740”), the Company makes a comprehensive review of its portfolio of uncertain tax positions regularly. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return or claim, which has not been reflected in measuring income tax expense for financial reporting purposes. Until these positions are sustained by the taxing authorities, the Company has not recognized the tax benefits resulting from such positions and reports the tax effects as a liability for uncertain tax positions in its consolidated balance sheets.

(i)	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation. All of the Company’s stock-based compensation plans are considered equity plans under Topic 718, and compensation expense recognized is net of estimated forfeitures over the vesting period. The Company issues stock options and stock awards under its existing plans. The fair value of stock options is estimated on the date of grant using a Black-Scholes option-pricing model or a trinomial lattice options pricing model and is expensed on a straight-line basis over the remaining vesting period of the options, which is generally six or less years. The fair value of stock awards is determined based on the closing market price of the Company’s common stock on the grant date and is adjusted at each reporting date based on the amount of shares ultimately expected to vest. Compensation expense for stock awards is expensed over the vesting period, usually five to ten years. Compensation expense for stock issued under the Company’s employee stock purchase plan is estimated at the beginning date of the offering period using a Black-Scholes option-pricing model and is expensed on a straight-line basis over the period of the offering, which is generally six months.

For the years ended December 30, 2018, December 31, 2017 and December 25, 2016, there were no incremental tax benefits from stock options exercised in the periods. The following table shows the amounts recognized in the consolidated financial statements for 2018, 2017 and 2016 for stock-based compensation expense related to stock options, stock awards and stock offered under the Company’s employee stock purchase plan (in millions, except per share amounts).

	2018	2017	2016
Selling, general and administrative expenses	$7.2	$7.8	$5.1
Total cost of employee stock-based compensation included in operating income (loss) from continuing operations	$7.2	$7.8	$5.1
Impact on net loss per common share:
Basic and diluted	$(0.07)	$(0.09)	$(0.08)

(j)	Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by periodically evaluating the comprehensive risk profiles of all individual customer receivable balances including, but not limited to, the customer’s financial condition, credit agency reports, financial statements and overall current economic conditions. Additionally, on certain contracts whereby the Company performs services for a prime/general contractor, a specified percentage of the invoiced trade accounts receivable may be retained by the customer until the project is completed. The Company periodically reviews all retainages for collectability and records allowances for doubtful accounts when deemed appropriate, based on its assessment of the associated credit risks. Changes to estimates of contract value are recorded as adjustments to revenue and not as a component of the allowance for doubtful accounts. Individual accounts receivable are written off to the allowance for doubtful accounts when the Company becomes aware of a specific customer’s inability to meet its financial obligation, and all collection efforts are exhausted.

The following table outlines the balance of the Company’s allowance for doubtful accounts for 2018, 2017 and 2016. The table identifies the additional provisions each year as well as the write-offs that utilized the allowance (in millions).

Allowance for Doubtful Accounts	Balance at Beginning of Year	Provisions	Write-offs/Recoveries	Balance at End of Year
Year ended December 25, 2016	$1.5	$0.1	$(0.1)	$1.5
Year ended December 31, 2017	$1.5	$—	$(1.0)	$0.5
Year ended December 30, 2018	$0.5	$1.8	$—	$2.3

(k)	Cash and Cash Equivalents

The Company’s cash equivalents consist of its highly liquid investments with an original maturity of three months or less when purchased by the Company.

The Company has restricted cash accounts of approximately $0.3 million at December 30, 2018 and $0.4 million at December 31, 2017. As of December 30, 2018 and December 31, 2017, restricted cash consists primarily of a deposit securing foreign letters of credit related to payment and performance bonds on international contracts.

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

In the third quarter of 2016, the Company’s management, following the closure of its manufacturing facility in South Carolina, committed to a plan to sell the Walterboro building facility reported within the KGS segment. At that time, the building facility had a carrying value of $1.9 million and was classified as held for sale. In the fourth quarter of 2016, after not receiving any viable offers to purchase the building facility, the Company decided to reclassify the building facility from held for sale to held for use. In accordance with ASC Topic 360-10, Property, Plant and Equipment - Disposal of Long-Lived Assets, utilizing the assistance of a third-party broker to assist in the estimating of fair value, the remeasured fair value of the building was determined to be $500,000. The impairment loss of $1.4 million was recorded at that time and is reflected in restructuring expenses and other in the consolidated statements of operations and comprehensive loss for the year ended December 25, 2016.

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

(s)	Interest Expense, Net

Interest expense, net is summarized in the following table (in millions):

	2018	2017	2016
Interest expense incurred primarily on the Company’s Senior Secured Notes	$(21.6)	$(29.1)	$(34.7)
Miscellaneous interest income	0.8	0.5	—
Interest expense, net	$(20.8)	$(28.6)	$(34.7)

(t)	Foreign Currency

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

The aggregate foreign currency transaction gain (loss) included in determining net loss for the years ended December 30, 2018, December 31, 2017, and December 25, 2016 was approximately $(1.1) million, $0.4 million, and $0.4 million, respectively, which is included in other income (expense), net on the accompanying consolidated statements of operations and comprehensive loss.

(u)    Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 requires that lessees recognize assets and liabilities for the rights and obligations underlying leases with a lease term of more than one year. The amendments in this ASU are effective for annual periods beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018-11, Leases; Targeted Improvements, which, among other things, allows a company to elect an optional transition method that applies the new lease requirements through a cumulative-effect adjustment in the period of adoption. The Company adopted the standard on January 1, 2019 using the optional transition method.

The Company has made substantial progress in executing its implementation plan. The Company has revised controls and processes to address the lease standard and has completed the implementation and data input for our lease accounting software tool. The Company is electing the package of practical expedients, which, among other things, allows carry-forward of prior lease classifications under the prior standard. However, the Company is not electing to adopt the hindsight practical expedient and is therefore maintaining the lease terms previously determined under the prior lease standard. Adoption of the standard is expected to have an estimated impact of approximately $68 million on the consolidated balance sheet for the addition of lease assets and liabilities.

ASU 2016-02 also requires expanded disclosure regarding the amounts, timing and uncertainties of cash flows related to a company’s lease portfolio. The Company is evaluating these disclosure requirements and is incorporating the collection of relevant data into its processes in preparation for disclosure in 2019.

As noted in (e) Revenue Recognition above, effective January 1, 2018, the Company adopted ASC 606, through the use of the modified-retrospective method. The cumulative effects of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018 was recorded as a decrease in opening equity of $0.2 million. Additional disclosures have been included in (e) Revenue Recognition above in accordance with the ASU.

The following changes were made to the Company’s consolidated balance sheet on January 1, 2018 as a result of the adoption of ASC 606 (in millions):

	Balance at January 1, 2018	ASC 606 Adjustment	Adjusted Balance at January 1, 2018
Assets
Unbilled receivables, net	$138.1	$1.3	$139.4
Inventoried costs	49.0	(0.3)	48.7

Liabilities
Accrued expenses	$40.9	$(0.6)	$40.3
Billings in excess of costs and earnings on uncompleted contracts	42.8	1.8	44.6

Stockholders’ equity
Accumulated deficit	$(720.8)	$(0.2)	$(721.0)

The following table summarizes the impacts of ASC 606 adoption on the Company’s operating income from continuing operations for the year ended December 30, 2018 (in millions):

	December 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Service revenues	$200.7	$200.7	$—
Product sales	417.3	387.3	30.0
Total revenues	618.0	588.0	30.0
Cost of service revenue	137.8	137.8	—
Cost of product sales	310.5	288.6	21.9
Total costs	448.3	426.4	21.9
Gross profit	169.7	161.6	8.1
Selling, general and administrative expenses	119.8	119.8	—
Operating income from continuing operations	$30.5	$22.4	$8.1

The following table summarizes the impacts of ASC 606 adoption on the Company’s consolidated balance sheet as of December 30, 2018 (in millions):

	December 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Assets
Accounts receivable, net	$64.6	$66.5	$(1.9)
Unbilled receivables, net	172.8	148.1	24.7
Inventoried costs	46.8	68.7	(21.9)

Liabilities
Billings in excess of costs and earnings on uncompleted contracts	34.9	42.1	(7.2)

Stockholders’ equity
Accumulated deficit	$(724.5)	$(732.6)	$8.1

Note 2.     Goodwill and Other Intangible Assets

(a)	Goodwill

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

The KGS reportable segment has four operating segments: Defense Rocket Support Services (“DRSS”), Microwave Electronics (“ME”), Technical and Training Solutions (“TTS”), and Modular Systems (“MS”). All of the KGS operating segments provide technology based defense solutions, involving products and services, primarily for mission critical U.S. national security priorities, with the primary focus relating to the nation’s Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance requirements. The US reportable segment consists of its unmanned aerial system, unmanned ground, and unmanned seaborne system businesses.

The Company identified its reporting units to be the DRSS, ME, TTS, MS, and US operating segments. In order to test for potential impairment, the Company estimates the fair value of each of its reporting units based on a comparison and weighting of the income approach, specifically the discounted cash flow method and the market approach, which estimates the fair value of the Company’s reporting units based upon comparable market prices and recent transactions and also validates the reasonableness of the implied multiples from the income approach. The Company reconciles the fair value of its reporting units to its market capitalization based upon the last business day of fiscal October and assumes a control premium. The Company uses this methodology to determine the fair value of its reporting units for comparison to their corresponding book values because there are no observable inputs available, a Level 3 measurement (See Note 9). If the book value exceeds the estimated fair value for a reporting unit a potential impairment is indicated, and Topic 350 prescribes the approach for determining the impairment amount, if any.

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

In determining the fair value for the reporting units, there are key assumptions relating to future operating performance and revenue growth. If the actual operating performance and financial results are not consistent with the Company’s assumptions, an impairment of the remaining balance in its $425.7 million goodwill could occur in future periods. Market factors that could impact the Company’s ability to successfully develop new products include the successful completion of certain unmanned system platforms and the successful acceptance of new unmanned system platforms, including from a political and budgetary standpoint. For example, the US reporting unit fair value includes assumptions that the development of the high performance Unmanned Combat Aerial System (“UCAS”) product is successful and the Company is awarded future contracts for the UCAS product and other new tactical aerial systems. Additionally, the US reporting unit fair value assumes that the Company will receive follow on orders for the Sub-Sonic Aerial Target, which is currently under contract with the U.S. Navy.

During the fourth quarter of 2017, as a result of the Company’s annual impairment test of the carrying value of its goodwill balances, the Company recorded an impairment charge of $24.2 million of the carrying value of the goodwill of its DRSS business reported in its KGS segment, which majority of business and revenue includes the Company’s legacy government services business. In 2010, the Company changed its strategy to focus on being a system, product, technology and intellectual property based company and deemphasized its legacy government services businesses which are no longer considered a core business. Over the past several years, similar to other businesses operating in the federal government technical services space, this business has been adversely impacted by competitive pressures and commoditization resulting from lower priced technically acceptable awards rather than awards based on best value or that are technologically or performance differentiated. Specifically, the Company lost two sizable five-year contract opportunities where Kratos was underbid on cost, which significantly impacted the expected future financial performance of this business. There was no impairment recognized for the year ended December 30, 2018.

The carrying amounts of goodwill as of December 30, 2018 and December 31, 2017 by reportable segment are as follows (in millions):

	As of December 30, 2018
	US	KGS	Total
Gross value	$111.1	$567.9	$679.0
Less accumulated impairment	13.8	239.5	253.3
Net	$97.3	$328.4	$425.7

(b)	Purchased Intangible Assets

The following table sets forth information for acquired finite-lived and indefinite-lived intangible assets (in millions):

	As of December 30, 2018			As of December 31, 2017
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$52.6	$(50.6)	$2.0	$52.6	$(49.1)	$3.5
Contracts and backlog	29.9	(26.4)	3.5	29.9	(24.8)	5.1
Developed technology and technical know-how	25.0	(21.3)	3.7	25.0	(18.6)	6.4
Trade names	1.4	(1.4)	—	1.4	(1.3)	0.1
Total finite-lived intangible assets	108.9	(99.7)	9.2	108.9	(93.8)	15.1
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$115.8	$(99.7)	$16.1	$115.8	$(93.8)	$22.0

The aggregate amortization expense for finite-lived intangible assets was $5.9 million, $10.4 million and $10.5 million, for the years ended December 30, 2018, December 31, 2017, and December 25, 2016, respectively. The Company records all amortization expense in selling, general and administrative expenses.

The estimated future amortization expense of acquired intangible assets with finite lives as of December 30, 2018 is as follows (in millions):

Fiscal Year	Amount
2019	$5.1
2020	3.0
2021	1.1
Total	$9.2

Note 3.    Balance Sheet Details

The detail of certain assets in the consolidated balance sheets consists of the following:

Cash and cash equivalents

The Company’s cash equivalents consist of overnight cash sweep accounts that are invested on a daily basis. Cash and cash equivalents at December 30, 2018 and December 31, 2017 were $182.7 million and $130.5 million, respectively, and approximated their fair value.

Accounts receivable, net

Receivables including amounts due under long-term contracts are summarized as follows (in millions):

	December 30, 2018	December 31, 2017
Billed, current	$66.5	$74.3
Unbilled, current	173.2	138.5
Total current accounts receivable	239.7	212.8
Allowance for doubtful accounts	(2.3)	(0.5)
Total accounts receivable, net	$237.4	$212.3

Unbilled receivables represent the balance of recoverable costs and accrued profit, composed principally of revenue recognized on contracts for which billings have not been presented to the customer because the amounts were earned but not contractually billable as of the balance sheet date.

Substantially all accounts receivable at December 30, 2018, are expected to be collected in 2019. The Company does not believe it has significant exposure to credit risk, as accounts receivable and the related unbilled amounts are primarily from contracts where the end customer is the U.S. Government.

U.S. Government contract receivables where the Company is the prime contractor included in accounts receivable, net (in millions):

	December 30, 2018	December 31, 2017
Billed	$16.5	$16.9
Unbilled	83.1	55.1
Total U.S. Government contract receivables	$99.6	$72.0

Inventoried costs, net of progress payments (in millions):

	December 30, 2018	December 31, 2017
Raw materials	$34.7	$35.9
Work in process	10.3	11.4
Finished goods	1.8	2.3
Subtotal inventoried costs	46.8	49.6
Less customer advances and progress payments	—	(0.6)
Total inventoried costs	$46.8	$49.0

Property, plant and equipment, net (in millions)

	December 30, 2018	December 31, 2017
Land and buildings	$11.9	$12.1
Computer equipment and software	28.3	27.3
Machinery and equipment	56.8	49.7
Furniture and office equipment	6.3	5.1
Leasehold improvements	10.9	10.1
Construction in progress	21.5	17.3
Property and equipment	135.7	121.6
Accumulated depreciation and amortization	(68.6)	(63.6)
Total property and equipment, net	$67.1	$58.0

Depreciation expense was $12.0 million, $11.8 million and $12.0 million for the years ended December 30, 2018, December 31, 2017, and December 25, 2016, respectively.

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

The Indenture contains covenants limiting, among other things, the Company’s ability and the Subsidiary Guarantors’ ability to: (a) pay dividends on or make distributions or repurchase or redeem the Company’s capital stock or make other restricted payments; (b) incur additional debt and guarantee debt; (c) prepay, redeem or repurchase certain debt; (d) issue certain preferred stock or similar equity securities; (e) make loans and investments; (f) sell assets; (g) incur liens; (h) consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; (i) enter into transactions with affiliates; and (j) enter into agreements restricting the Company’s ability and certain of its subsidiaries’ ability to pay dividends. These covenants are subject to a number of exceptions. As of December 30, 2018, the Company was in compliance with the covenants contained in the Indenture governing the 6.5% Notes.

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

The 7% Notes were governed by an Indenture dated May 14, 2014 among the Company, certain of the Company’s subsidiaries and Wilmington Trust, National Association, as Trustee and Collateral Agent. The Company paid interest on the 7% Notes semi-annually, in arrears, on May 15 and November 15 of each year. The 7% Notes included customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1 for the incurrence of additional indebtedness. During the year ended December 27, 2015, paid down the $41.0 million outstanding on the $110.0 million Credit Agreement and repurchased $175.0 million of the 7% Notes at par, in accordance with the Indenture. In connection with the $175.0 million repurchase of 7% Notes, the Company wrote off $1.8 million of unamortized issue costs, $1.4 million of unamortized discount, and incurred $0.2 million of legal fees, which resulted in a loss on extinguishment of debt of $3.4 million.

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

The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, and investments, and limits on other various payments, as well as a financial covenant relating to a minimum fixed charge coverage ratio. Events of default under the terms of the Credit Agreement include, but are not limited to: failure of the Company to pay any principal of any loans in full when due and payable; failure of the Company to pay any interest on any loan or any fee or other amount payable under the Credit Agreement within three business days after the date when due and payable; failure of the Company or any of its subsidiaries to comply with certain covenants and agreements, subject to applicable grace periods and/or notice requirements; any representation, warranty or statement made in or pursuant to the Credit Agreement or any related writing or any other material information furnished by the Company or any of its subsidiaries to the Agent or the lenders proving to be false or erroneous; and the occurrence of an event or condition having or reasonably likely to have a material adverse effect, which includes a material adverse effect on the business, operations, condition (financial or otherwise) or prospects of the Company or the ability of the Company to repay its obligations. Where an event of default arises from certain bankruptcy events, the commitments will automatically and immediately terminate and the principal of, and interest then outstanding on, all of the loans will become immediately due and payable. Subject to certain notice requirements and other conditions, upon the occurrence of an event of default, including the occurrence of a condition having or reasonably likely to have a material adverse effect, commitments may be terminated and the principal of, and interest then outstanding on, all of the loans may become immediately due and payable. As of December 30, 2018, no event of default had occurred and the Company believes that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Credit Agreement, have not occurred and the likelihood of such events or conditions occurring is remote.

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

Borrowings under the revolving credit facility may take the form of a base rate revolving loan, Eurodollar revolving loan or swingline loan. Base rate revolving loans and swingline loans will bear interest at a rate per annum equal to the sum of the Applicable Margin (as defined in the Credit Agreement) from time to time in effect plus the highest of (i) the Agent’s prime lending rate, as in effect at such time, (ii) the federal funds rate, as in effect at such time, plus 0.50% per annum and (iii) the Adjusted LIBOR Rate (as defined in the Credit Agreement) determined at such time for an interest period of one month, plus 1.00% per annum. Eurodollar revolving loans will bear interest a rate per annum equal to the sum of the Applicable Margin from time to time in effect plus the Adjusted LIBOR Rate. The Applicable Margin varies between 1.00%-1.50% for base rate revolving loans and swingline loans and 2.00%-2.50% for Eurodollar loans, and is based on several factors including the Company’s then-existing borrowing base and the lenders’ total commitment amount and revolving credit exposure. The calculation of the Company’s borrowing base takes into account several items relating to the Company and its subsidiaries, including amounts due and owing under billed and unbilled accounts receivables, then held eligible raw materials inventory, work-in-process inventory, and applicable reserves.

The measurement of a minimum fixed charge coverage ratio was modified in the November 2017 amended and restated Credit Agreement to be required to be measured if Excess Availability, as defined in the Credit Agreement, is less than fifty percent of the lesser of the Borrowing Base or the Total Commitment Amount, each as defined in the Credit Agreement.

As of December 30, 2018, there were no borrowings outstanding on the Credit Agreement; there was $9.7 million outstanding on letters of credit, resulting in net borrowing base availability of $51.4 million. The Company was in compliance with the financial covenants of the Credit Agreement as of December 30, 2018.

Debt Acquired in Acquisition

The Company has a $10.0 million 10-year term loan with a bank in Israel entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The term loan was paid in full in the year ended December 30, 2018.

Fair Value of Long-term Debt

Carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at December 30, 2018 and December 31, 2017 are presented in the following table:

	As of December 30, 2018			As of December 31, 2017
$ in millions	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Long-term debt	$300.0	$294.2	$305.3	$300.8	$294.3	$312.7

The fair value of the Company’s long-term debt was based upon actual trading activity (Level 1, Observable inputs —quoted prices in active markets).

As of December 30, 2018, the difference between the carrying amount of $294.2 million and the principal amount of $300.0 million presented in the previous table, is the unamortized debt issuance costs of $5.8 million, which are being accreted to interest expense over the term of the related debt. As of December 31, 2017, the difference between the carrying amount of $294.3 million and the principal amount of $300.8 million presented in the above table is the unamortized debt issuance costs of $6.5 million, which are being accreted to interest expense over the term of the related debt.

Future maturity of long-term debt is $300.0 million in 2025.

Note 5.    Lease Commitments

The Company leases certain facilities and equipment under operating leases having terms expiring at various dates through 2033.

Future minimum lease payments under operating leases as of December 30, 2018, which does not include $4.3 million in sublease income on the Company’s operating leases, are as follows (in millions):

Year	Operating Leases
2019	$16.5
2020	12.0
2021	9.6
2022	8.1
2023	7.9
Thereafter	63.1
Total future minimum lease payments	$117.2

Gross rent expense under operating leases for the years ended December 30, 2018, December 31, 2017, and December 25, 2016 was $23.7 million, $18.6 million, and $18.7 million, respectively. Total sublease income for the years ended December 30, 2018, December 31, 2017, and December 25, 2016, totaling $3.3 million, $3.4 million, and $3.3 million, respectively, has been netted against rent expense.

The Company’s accrual for excess facilities was $2.4 million and $3.3 million, as of December 30, 2018 and December 31, 2017, respectively. The accruals are included in other current liabilities and other long-term liabilities on the consolidated balance sheets. The Company estimates that the remaining accrual will be paid through 2020.

The accrual for excess facilities is as follows (in millions):

Excess Facilities
Balance as of December 25, 2016	$4.0
Adjustment of excess facility accrual	—
Cash payments	(0.7)
Balance as of December 31, 2017	3.3
Adjustment of excess facility accrual	—
Cash payments	(0.9)
Balance as of December 30, 2018	$2.4

The lease on certain office facilities includes scheduled base rent increases over the term of the lease. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. In addition to the base rent payment, the Company pays a monthly allocation of the building’s operating expenses. The Company has recorded deferred rent, included in accrued expenses and other long-term liabilities, of $4.4 million, and $3.0 million, at December 30, 2018 and December 31, 2017, respectively, to reflect the excess of rent expense over cash payments since inception of the respective leases.

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

The following shares were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive (in millions):

	December 30, 2018	December 31, 2017	December 25, 2016
Shares from stock options and awards	0.1	0.1	1.4

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

Also on December 22, 2017, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided companies with additional guidance on how to account for the 2017 Tax Act in their financial statements, allowing companies to use a measurement period. As of December 31, 2017, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax on previously undistributed foreign earnings in accordance with SAB 118.

Deferred Tax Assets and Liabilities
At the date of enactment, the Company had a net deferred tax asset for the difference between the tax basis and the book basis of the U.S. assets and liabilities. A significant portion of this deferred tax asset balance was subject to a valuation allowance. Due to the 2017 Tax Act, the future impact associated with the reversal of the net deferred tax asset will be subject to tax at a lower corporate tax rate. Consequently in 2017, the Company recorded a $40 million reduction to the its deferred tax asset due to the remeasurement of the U.S. deferred tax assets and liabilities for the reduction in the corporate tax rate from 35% to 21%. At December 30, 2018, the Company has finalized its provisional estimate for the remeasurement of existing deferred tax balances with no additional adjustment.

Transition Tax
The one-time transition tax is based on the Company’s total post-1986 earnings and profit (“E&P”) for which they had previously deferred U.S. income taxes. In 2017, the Company recorded a provisional amount for a one-time transition tax, resulting in a $6.2 million decrease to deferred tax assets due to the reduction in net operating loss carryforwards. The decrease to deferred tax assets was offset by a corresponding decrease to the valuation allowance. In 2018, the Company recorded a $2.2 million decrease to deferred tax assets to finalize the provisional calculation for the one-time transition tax for foreign E&P. This refinement was a result of completing the data gathering and analysis based on the 2017 Tax Act and guidance issued to date in 2018, including IRS Notices 2018-07, 2018-13 and 2018-26. No provision has been made for deferred taxes related to any remaining historical outside basis differences in the Company’s non-U.S. subsidiaries as it continues to assert indefinite reinvestment on outside basis differences not related to amounts that have been previously taxed in the U.S. or undistributed earnings generated after December 31, 2017.

In addition to the changes described above, the 2017 Act imposes a U.S. tax on global intangible low taxed income (“GILTI”) that is earned by certain foreign affiliates owned by a U.S. shareholder. The computation of GILTI is generally intended to impose tax on the earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment. The Company has made a policy election to treat future taxes related to GILTI as a current period expense in the reporting period in which the tax is incurred.

Effective January 1, 2018, the 2017 Tax Act requires the acceleration of revenue for tax purposes for certain types of revenue. The new rules require the Company to not defer revenue on unbilled accounts receivable later than when the amounts are recognized as revenue for book purposes. This change impacts several accounting methods previously used by the Company and is expected to result in an acceleration of taxability of such revenue in 2018 as compared with prior U.S. tax laws. Additionally, future interest deductions of the Company will be limited to 30% of tax adjusted EBITDA through 2021.

The components of income (loss) from continuing operations before income taxes for the years ended December 30, 2018, December 31, 2017, and December 25, 2016 are comprised of the following (in millions):

	2018	2017	2016
Domestic	$2.2	$(60.5)	$(61.3)
Foreign	6.5	3.4	9.5
Total	$8.7	$(57.1)	$(51.8)

The provision (benefit) for income taxes from continuing operations for the years ended December 30, 2018, December 31, 2017, and December 25, 2016 are comprised of the following (in millions):

	2018	2017	2016
Federal income taxes:
Current	$(0.4)	$(2.9)	$(0.5)
Deferred	(1.8)	(9.0)	3.8
Total Federal	(2.2)	(11.9)	3.3
State and local income taxes
Current	0.4	0.5	0.2
Deferred	1.4	(0.3)	0.7
Total State and local	1.8	0.2	0.9
Foreign income taxes:
Current	4.8	2.0	1.5
Deferred	0.2	(0.5)	0.1
Total Foreign	5.0	1.5	1.6
Total	$4.6	$(10.2)	$5.8

A reconciliation of the total income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate of 21% to the income from continuing operations before income taxes for the year ended December 30, 2018, and applying the statutory federal income tax rate of 35% to the loss from continuing operations before income taxes for the years ended December 31, 2017 and December 25, 2016 is as follows (in millions):

	2018	2017	2016
Income tax (benefit) at federal statutory rate	$1.8	$(20.0)	$(18.1)
State taxes, net of federal tax benefit and valuation allowance	0.9	0.5	0.1
Difference in tax rates between U.S. and foreign	0.7	—	0.1
Increase (decrease) in valuation allowance	4.7	(45.6)	18.9
Nondeductible expense	0.6	1.1	0.7
Increase in reserve for uncertain tax positions	4.0	1.3	0.1
Changes to indefinite life items and separate state deferred taxes	(0.7)	(1.8)	4.0
One-time transition tax on previously undistributed foreign earnings	2.2	6.2	—
Goodwill impairment	—	8.1	—
Decrease in deferred taxes related to disposition	(9.6)	—	—
Impact related to the 2017 Tax Act	—	40.0	—
Total	$4.6	$(10.2)	$5.8

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of December 30, 2018 and December 31, 2017 are as follows (in millions):

	2018	2017
Deferred tax assets:
Allowance for doubtful accounts	$0.6	$0.2
Sundry accruals	1.1	1.5
Vacation accrual	2.7	3.2
Stock-based compensation	4.2	3.1
Payroll related accruals	2.4	2.1
Lease accruals	2.0	2.5
Investments	1.3	1.3
Net operating loss carryforwards	81.7	95.7
Capital loss carryforwards	1.9	—
Tax credit carryforwards	9.9	9.5
Deferred revenue	1.5	1.9
Reserves and other	10.8	6.1
	120.1	127.1
Valuation allowance	(92.2)	(87.5)
Total deferred tax assets, net of valuation allowance	27.9	39.6
Deferred tax liabilities:
Unearned revenue	(23.9)	(38.8)
Other intangibles	(8.9)	(5.4)
Property and equipment, principally due to differences in depreciation	(0.9)	(0.7)
Other	(1.2)	(1.7)
Total deferred tax liabilities	(34.9)	(46.6)
Net deferred tax liability	$(7.0)	$(7.0)

In assessing the Company’s ability to realize deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As such, management has determined that it is appropriate to maintain a full valuation allowance against the Company’s deferred tax assets, with the exception of an amount equal to its deferred tax liabilities, which can be expected to reverse over a definite life and certain foreign and separate state deferred tax assets. Management will continue to evaluate the necessity to maintain a valuation allowance against the Company’s net deferred tax assets. During fiscal 2018, the Company recorded a net increase in its valuation allowance of $4.7 million.

At December 30, 2018, the Company had federal tax loss carryforwards of $346.9 million and various state tax loss carryforwards of $263.1 million. The federal tax loss carryforwards will begin to expire in 2020 and state tax loss carryforwards will begin to expire in 2019 in certain states. Additionally, the state capital loss carryforward generated in 2018 will begin to expire in 2023.
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
In March 2010, an “ownership change” occurred that will limit the utilization of NOL carryforwards. In July 2011, another “ownership change” occurred. The March 2010 ownership change limitation is more restrictive. In prior years the Company acquired corporations with NOL carryforwards at the date of acquisition (“Acquired NOLs”). The Acquired NOLs are subject to separate limitations that may further restrict the use of Acquired NOLs. As a result, the Company’s federal annual utilization of NOL carryforwards was limited to at least $27.0 million a year for the five years succeeding the March 2010 ownership change and at least $11.6 million for each year thereafter subject to separate limitations for Acquired NOLs. If the entire limitation amount is not utilized in a year, the excess can be carried forward and utilized in future years. For the year ended December 30, 2018, there was no impact of such limitations on the income tax provision since the amount of taxable income did not exceed the annual limitation amount. However, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOLs or other tax attributes may be further limited. As discussed elsewhere, deferred tax assets relating to the NOLs and credit carryforwards are offset by a full valuation allowance. In addition, utilization of state tax loss carryforwards is dependent upon sufficient taxable income apportioned to the states.
The Company has not provided deferred U.S. income taxes or foreign withholding taxes of approximately $8.4 million on temporary differences relating to the outside basis in its investment in foreign subsidiaries, which are essentially permanent in duration. As of December 31, 2017, all accumulated undistributed earnings of our foreign subsidiaries were subject to the one-time transition tax on foreign earnings required by the 2017 Tax Act. It is the Company’s intention to permanently reinvest undistributed earnings of its foreign subsidiaries. As of December 30, 2018, the Company has $12.0 million of cash and cash equivalents available for distribution.

The Company is subject to taxation in the U.S., various state tax jurisdictions and various foreign tax jurisdictions. The Company’s tax years for 2000 and later are subject to examination by the U.S. and state tax authorities due to the existence of NOL carryforwards. Generally, the Company’s tax years for 2002 and later are subject to examination by various foreign tax authorities, as well.

During 2018 the Company was notified by the Internal Revenue Service that its federal income tax return for the calendar year ending December 27, 2015 has been selected for examination. The Company is currently in the process of responding to the information requested. Additionally, the Company had previously been notified by the New York State Department of Taxation and Finance that it had been selected for examination for the calendar years income tax returns ending December 28, 2014, December 27, 2015, and December 25, 2016. As of December 30, 2018, the New York State examination has been finalized with no significant impact to the tax years identified above.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

Balance as of December 27, 2015	$17.2
Increases related to prior periods	1.4
Increases related to current year tax positions	0.2
Decreases related to disposition	(0.2)
Balance as of December 25, 2016	18.6
Increases related to prior periods	0.4
Increases related to current year tax positions	1.1
Expiration of applicable statutes of limitations	(0.6)
Decrease in federal tax rate	(3.9)
Balance as of December 31, 2017	15.6
Increases related to prior periods	0.5
Increases related to current year tax positions	4.0
Expiration of applicable statutes of limitations	(0.4)
Decreases related to prior year tax positions	(0.3)
Decreases related to disposition	(1.7)
Balance as of December 30, 2018	$17.7

Included in the balance of unrecognized tax benefits at December 30, 2018, are $17.7 million of tax benefits that, if recognized, would affect the effective tax rate. Included in this amount is $11.2 million that would become a deferred tax asset if the tax benefit were recognized. As such, this benefit may be impacted by a corresponding valuation allowance depending upon the Company’s consolidated financial position at the time the benefits are recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the years ended December 30, 2018, December 31, 2017 and December 25, 2016, the Company recorded $0.6 million, $0.5 million, and $0.9 million, respectively, in interest or penalties. These amounts are netted by a benefit for interest and penalties related to the reversal of prior positions and the disposition of PSS as noted above, of $1.1 million, $0.2 million, and $0.0 million for the years ended December 30, 2018, December 31, 2017, and December 25, 2016, respectively. As of December 30, 2018, December 31, 2017, and December 25, 2016, the Company had recorded total interest and penalties of $1.6 million, $2.2 million and $1.9 million, respectively.

The Company believes that it is reasonably possible that as much as $0.1 million of the liabilities for uncertain tax positions will expire within 12 months of December 30, 2018 due to the expiration of various applicable statues of limitations.

Note 8.     Discontinued Operations

On February 28, 2018, the Company entered into a Stock Purchase Agreement to sell the operations of Kratos Public Safety & Security Solutions, Inc., a Delaware Corporation and wholly owned subsidiary of the Company (“PSS”), to Securitas Electronic Security, Inc., a Delaware corporation (“Buyer”). On June 11, 2018, the Company completed the sale of all of the issued and outstanding capital stock of PSS to Buyer for a purchase price of $69 million in cash, subject to a closing net working capital adjustment (the “Transaction”). The Company and the Buyer are currently in a dispute regarding the closing net working capital adjustment. The amount in dispute is approximately $8 million.

The Company currently expects to receive approximately $70 million of aggregate net cash proceeds from the Transaction, after taking into account amounts to be paid by the Company pursuant to a negotiated transaction services agreement between the Company and Buyer, receipt by the Company of approximately $7.0 million in net working capital retained by the Company, and associated transaction fees and expenses, excluding the impact of the final settlement and determination of the closing working capital adjustment. The Company currently expects that the net working capital retained by the Company will be collected by the first half of 2019 once certain legacy projects are completed and the project close-out process has been completed. The Company incurred approximately $2.7 million of transaction related costs, which has been reflected in the loss from discontinued operations in the periods incurred. The Company currently expects to recognize a net break-even on the sale of the PSS business once the aggregate net proceeds described above have been collected, excluding the impact of the final settlement and determination of the closing net working capital adjustment. Any changes or adjustments to the expected net proceeds will be reflected in future periods.

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

The Company currently intends to utilize the net proceeds from the Transaction to fund growth initiatives by making investments in similar collateral in accordance with the terms of the Indenture.

In accordance with ASC 360-10-45-9, Property, Plant, and Equipment (Topic 360) and ASC 205-20-45-3 Presentation of Financial Statements (Topic 205), PSS and its subsidiaries have been reported in discontinued operations in the accompanying consolidated financial statements for all periods presented.

The following table presents the results of discontinued operations (in millions):

	Year ended December 30, 2018	Year ended December 31, 2017	Year ended December 25, 2016
Revenue	$44.2	$149.9	$127.1
Cost of sales	34.2	110.1	93.9
Selling, general and administrative expenses	16.7	33.6	33.8
Other net income (expense) items that are not major	2.7	(0.1)	—
Income (loss) from discontinued operations before income taxes	(9.4)	6.3	(0.6)
Gain on disposal of discontinued operations before income taxes	—	—	—
Total gain (loss) of discontinued operations before income taxes	(9.4)	6.3	(0.6)
Income tax (benefit) expense	(1.8)	2.1	2.3
Income (loss) from discontinued operations	$(7.6)	$4.2	$(2.9)

Operating results for 2018 are through the date of divestiture of June 11, 2018. Revenue and operating results for the year ended December 30, 2018 reflect the performance on the contracts and working capital retained by the Company. Revenue and operating results for year ended December 30, 2018 were impacted by approximately $2.0 million of cost adjustments on certain security system deployment projects for a mass transit authority. Transaction expenses of $2.7 million, primarily comprised of investment advisory fees, legal fees, and other direct transaction expenses related to the Transaction, were included in Other (income) expense, net for the year ended December 30, 2018. Depreciation expense included in Selling, general and administrative expenses was $0.1 million, $0.3 million and $0.3 million for the years ended December 30, 2018, December 31, 2017, and December 25, 2016 respectively.

Intra-period tax allocation rules require the Company to allocate its provision for income taxes between continuing operations and other categories of earnings. Upon closing of the PSS sale, amounts historically carried as unrecognized tax benefits were reclassified to guarantor liability in accordance with ASC 460. As a result of the reclassification, the Company recorded a $2.1 million tax benefit in discontinued operations for the year ended December 30, 2018.

The following is a summary of the assets and liabilities of discontinued operations as of December 30, 2018 and December 31, 2017 (in millions):

	December 30, 2018	December 31, 2017
Cash and cash equivalents	$—	$(0.9)
Accounts receivable, net	8.2	56.0
Inventoried costs	—	1.5
Other current assets	0.1	2.0
Current assets of discontinued operations	$8.3	$58.6
Property, plant and equipment, net	$—	$3.0
Goodwill	—	35.6
Other assets	—	0.2
Non-current assets of discontinued operations	$—	$38.8
Accounts payable	$0.3	$14.2
Accrued expenses	0.4	4.7
Accrued compensation	$—	$4.6
Billings in excess of cost and earnings on uncompleted contracts	—	4.3
Other current liabilities	4.6	1.4
Current liabilities of discontinued operations	$5.3	$29.2
Other long-term liabilities of discontinued operations	$6.4	$6.0

Note 9.     Fair Value Measurement

ASC Topic 820, Fair Value Measurement, establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

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

The Board may grant equity-based awards to selected employees, directors and consultants of the Company pursuant to its 2014 Plan. As of December 30, 2018, there were 2,864,476 shares reserved for issuance for future grant under the 2014 Plan. The Board may amend or terminate the 2014 Plan at any time. Certain amendments, including an increase in the share reserve, require stockholder approval. Generally, options and restricted stock units outstanding vest over periods not exceeding ten years. When the Company grants stock options, they are granted with a per share exercise price not less than the fair market value of the Company’s common stock on the date of grant, and generally would be exercisable for up to ten years from the grant date.

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

	2018	2017	2016
Stock Options
Expected life	10.0	10.0	10.0
Risk-free interest rate(1)	2.9% - 3.2%	2.2% - 2.5%	1.8% - 2.4%
Volatility(2)	52.9% - 53.4%	53.8% - 55.0%	55.2% - 55.8%
Forfeiture rate(3)	5.1%	5.0%	5.0%
Dividend yield(4)	—%	—%	—%

(1) The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant with a term equal to the expected term of the options.
(2) In 2018, 2017, and 2016, the Company estimated implied volatility based upon trailing volatility.
(3) Forfeitures are estimated at the time of grant based upon historical information. Forfeitures will be revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.
(4) The Company has no history or expectation of paying dividends on its common stock.

A summary of the status of the Company’s stock option plan as of December 30, 2018, and changes in options outstanding under the plan for the year ended December 30, 2018, is as follows:

	Number of Shares Under Option	Weighted-Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(000’s)			(000’s)
Options outstanding at December 31, 2017	899	$7.82	4.4	$4,224.8
Granted	5	$11.78
Exercised	(10)	$8.71
Forfeited or expired	(126)	$24.01
Options outstanding at December 30, 2018	768	$5.17	4.2	6,587.5
Options exercisable at December 30, 2018	767	$5.16	4.1	$6,586.5

As of December 30, 2018, there was $0.0 of total unrecognized stock-based compensation expense related to nonvested options. Upon exercise of an option, the Company issues new shares of common stock.

During the years ended December 30, 2018, December 31, 2017, and December 25, 2016, the following values relate to the grants and exercises under the Company’s option plans:

	2018	2017	2016
Weighted average grant date fair value of options granted	$7.54	$6.39	$3.36
Total intrinsic value of options exercised (in thousands)	$40.6	$67.1	$—

The following table summarizes the Company’s Restricted Stock Unit activity:

	Restricted Stock Units (000’s)	Weighted-Average Grant Date Fair Value
Nonvested balance at December 31, 2017	2,258	$6.83
Grants	1,119	$11.08
Vested	(84)	$9.03
Forfeitures	—	$—
Vested but not released	—	$—
Nonvested balance at December 30, 2018	3,293	$8.22

As of December 30, 2018, there was $13.1 million of total unrecognized stock-based compensation expense related to nonvested restricted stock units which is expected to be recognized over a remaining weighted-average vesting period of 2.4 years. The fair value of restricted stock unit awards that vested in 2018, 2017, and 2016 was $0.8 million, $6.3 million, and $4.7 million, respectively.

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

Employees who actively participate in the Purchase Plan are eligible to have up to 15% of their earnings for each purchase period withheld pursuant to the Purchase Plan. The amount that is withheld is used at various purchase dates within the offering period to purchase shares of common stock. The price paid for common stock at each such purchase date is equal to the lower of 85% of the fair market value of the common stock at the commencement date of that offering period or 85% of the fair market value of the common stock on the relevant purchase date. Employees are also able to end their participation in the offering at any time during the offering period, and participation ends automatically upon termination of employment. From the Purchase Plan’s inception through December 30, 2018, the cumulative number of shares of common stock that have been issued under the Purchase Plan is 5.4 million and approximately 2.8 million shares are available for future issuance. During fiscal 2018, approximately 371,000 shares were issued under the plan at an average price of $9.54.

The fair value of Kratos’ Purchase Plan shares for 2018 was estimated using the Black-Scholes option pricing model. The assumptions and resulting fair values of options granted for 2018, 2017 and 2016 were as follows:

	Offering Periods January 1 to December 31 2018	Offering Periods January 1 to December 31, 2017	Offering Periods January 1 to December 31, 2016
Expected term (in years)(1)	0.5	0.5	0.5
Risk-free interest rate(2)	1.53% - 2.11%	0.62% - 1.14%	0.36% - 0.49%
Expected volatility(3)	40.24% - 44.83%	44.38% - 53.70%	53.00% - 55.55%
Expected dividend yield(4)	—%	—%	—%
Weighted average grant-date fair value per share	$3.03	$2.51	$1.23

(1)	The expected term is equivalent to the offering period.

(2)	The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant with a term equal to the expected term.
(3)    The Company estimated implied volatility based upon trailing volatility.
(4)    The Company has no history or expectation of paying dividends on its common stock.

As of December 30, 2018, there was no material unrecognized compensation expense related to the Purchase Plan.

Note 11.    Retirement Plans

The Company provides eligible employees the opportunity to participate in defined-contribution savings plans (commonly known as 401(k) plans), which permit contributions on a before-tax basis. Generally, salaried employees and certain hourly employees are eligible to participate in the plans. Under most plans, the employee may contribute to various investment alternatives. In certain plans, the Company matches a portion of the employees’ contributions. The Company’s matching contributions to these defined-contribution savings plans totaled $3.9 million in 2018, $3.8 million in 2017, and $3.5 million in 2016.

Note 12.    Significant Customers

Revenue from the U.S. Government (which includes Foreign Military Sales) includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $447.0 million, $451.9 million, and $396.7 million or 72%, 75%, and 73%, of total revenue for the years ended December 30, 2018, December 31, 2017, and December 25, 2016, respectively.

Note 13.    Segment Information

The Company operates in two reportable segments. The KGS reportable segment is comprised of an aggregation of KGS operating segments, including DRSS, ME, TTS, and MS. The US reportable segment consists of the Company’s unmanned aerial, unmanned ground, unmanned seaborne and command, control and communications system business. The KGS and US segments provide products, solutions and services for mission critical national security programs. KGS and US customers primarily include national security related agencies, the DoD, intelligence agencies and classified agencies, and to a lesser degree, international government agencies and domestic and international commercial customers.

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

As discussed in “Discontinued Operations” in Note 8 of these notes to consolidated financial statements, the Company began reporting the PSS business as discontinued operations effective in the first quarter of fiscal 2018. Prior to the decision to sell the PSS business, the Company reported their financial results in a separate PSS reportable segment.

As certain overhead type costs previously allocated to the PSS business were not allocable to discontinued operations, prior period corporate costs have been reallocated amongst the continuing reportable segments.

Revenues, operating income (loss) and assets disclosed below provided by the Company’s reportable segments for the years ended December 30, 2018, December 31, 2017, and December 25, 2016, are as follows (in millions):

	2018	2017	2016
Revenues:
Kratos Government Solutions
Service revenues	$200.7	$197.8	$221.3
Product sales	284.4	283.8	244.8
Total Kratos Government Solutions	485.1	481.6	466.1
Unmanned Systems
Service revenues	—	—	—
Product sales	132.9	121.7	75.8
Total Unmanned Systems	132.9	121.7	75.8
Total revenues	$618.0	$603.3	$541.9
Depreciation and amortization:
Kratos Government Solutions	$13.2	$14.4	$15.0
Unmanned Systems	4.7	7.8	7.5
Total depreciation and amortization	$17.9	$22.2	$22.5
Operating income (loss) from continuing operations:
Kratos Government Solutions	$35.5	$(0.1)	$15.5
Unmanned Systems	5.1	(3.6)	(28.3)
Corporate activities	(10.1)	(8.3)	(5.2)
Total operating income (loss) from continuing operations	$30.5	$(12.0)	$(18.0)

Revenues from foreign customers were approximately $114.3 million or 19%, $84.7 million or 14% and $80.1 million or 15% of total revenue for the years ended December 30, 2018, December 31, 2017, and December 25, 2016, respectively.

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

Included in the 2016 operating income for the KGS reportable segment is a $9.2 million charge that was recorded in the Company’s MS business as a result of the closure of one of its manufacturing facilities, and the exit from certain lower margin product business lines.

Reportable segment assets are as follows (in millions):

	December 30, 2018	December 31, 2017	December 25, 2016
Assets:
Kratos Government Solutions	$602.8	$597.9	$609.8
Unmanned Systems	220.9	201.9	172.1
Discontinued operations	8.3	97.4	92.0
Corporate activities	178.1	126.8	74.7
Total assets	$1,010.1	$1,024.0	$948.6

Assets of foreign subsidiaries in the KGS segment were $126.7 million, $116.7 million and $113.7 million as of December 30, 2018, December 31, 2017 and December 25, 2016, respectively.

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

Legal and Regulatory Matters.
U.S. Government Cost Claims

The Company’s contracts with the DoD are subject to audit by the Defense Contract Audit Agency (“DCAA”). As a result of these audits, from time to time the Company is advised of claims concerning potential disallowed, overstated or disputed costs. For example, during the course of recent audits of the Company’s contracts, the DCAA is closely examining and questioning certain of the established and disclosed practices that it had previously audited and accepted. Costs incurred and allocated to contracts with the U.S. Government are regularly scrutinized for compliance with regulatory standards by the Company’s personnel. On July 28, 2015, the Company received a determination letter from the Defense Contract Management Agency (“DCMA”) regarding what DCMA believed were certain unallowable costs for one of the Company’s subsidiaries with respect to fiscal year 2007. In April 2016, the Company reached agreement with the DCAA to settle matters related to unallowable costs for this subsidiary for fiscal years 2007 and 2008 for approximately $0.2 million. For those Company subsidiaries and fiscal years which have not yet been audited by the DCAA or for those audits which are in process which have not been completed by the DCAA, the Company cannot reasonably estimate the range of loss, if any, that may result from audits and reviews in which it is currently involved given the inherent difficulty in predicting regulatory action, fines and penalties, if any, and the various remedies and levels of judicial review available to the Company in the event of an adverse finding. As a result, the Company has not recorded any liability related to these matters.

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

Note 15.     Quarterly Financial Data (Unaudited)

The following financial information reflects all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. As discussed in “Discontinued Operations” in Note 8 of these notes to consolidated financial statements, the Company began reporting the PSS business as discontinued operations effective in the first quarter of fiscal 2018. Accordingly, the financial results for the PSS business have been reported in discontinued operations for all periods presented.

Summarized quarterly data for the years ended December 30, 2018 and December 31, 2017, is as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2018
Revenues	$143.0	$151.2	$159.4	$164.4
Gross profit	40.8	39.3	44.1	45.5
Operating income from continuing operations	7.0	2.6	10.1	10.8
Provision for income taxes	0.9	0.1	3.4	0.2
Income (loss) from continuing operations	1.3	(3.8)	1.4	5.2
Income (loss) from discontinued operations	(3.5)	(3.9)	0.3	(0.5)
Net income (loss)	$(2.2)	$(7.7)	$1.7	$4.7
Basic income (loss) per common share:
Income (loss) from continuing operations	$0.01	$(0.04)	$0.01	$0.05
Income (loss) from discontinued operations	$(0.03)	$(0.03)	$0.01	$—
Net income (loss) per common share	$(0.02)	$(0.07)	$0.02	$0.05
Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.01	$(0.04)	$0.01	$0.05
Income (loss) from discontinued operations	$(0.03)	$(0.03)	$0.01	$(0.01)
Net income (loss) per common share	$(0.02)	$(0.07)	$0.02	$0.04

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2017
Revenues	$132.0	$147.9	$157.1	$166.3
Gross profit	36.1	37.5	37.2	46.8
Operating income (loss) from continuing operations	1.4	1.5	0.1	(15.0)
Provision (benefit) for income taxes	1.4	1.3	(1.1)	(11.8)
Loss from continuing operations	(10.1)	(6.9)	(5.9)	(24.0)
Income from discontinued operations	0.1	0.7	1.6	1.8
Net loss	$(10.0)	$(6.2)	$(4.3)	$(22.2)
Basic loss per common share:
Loss from continuing operations	$(0.13)	$(0.08)	$(0.07)	$(0.23)
Income from discontinued operations	$—	$0.01	$0.02	$0.02
Net loss per common share	$(0.13)	$(0.07)	$(0.05)	$(0.21)
Diluted loss per common share:
Loss from continuing operations	$(0.13)	$(0.08)	$(0.07)	$(0.23)
Income from discontinued operations	$—	$0.01	$0.02	$0.02
Net loss per common share	$(0.13)	$(0.07)	$(0.05)	$(0.21)

In the fourth quarter of 2017, the Company recorded an impairment of $24.2 million of the carrying value of the goodwill related to its DRSS reporting unit within its KGS reportable segment. The Company also recorded a $15.2 million loss on extinguishment of debt in the fourth quarter of 2017 related to the redemption and extinguishment of the Company’s 7% Notes.

Note 16     Subsequent Events

On February 27, 2019, the Company entered into a Purchase Agreement to acquire 80.1% of the issued and outstanding membership interests of FTT Core, LLC, a Delaware limited liability company, and 80.1% of the issued and outstanding shares of Florida Turbine Technologies, Inc., a Florida corporation for a total purchase price of $60 million consisting of cash of $33 million and Kratos common stock valued at approximately $27 million. The acquisition was completed on February 27, 2019.