Form 10-Q
period 2019-03-31
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2019-05-08
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019
or
☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	KTOS	The NASDAQ Global Select Market

As of May 3, 2019, 105,913,292 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

INDEX

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets at March 31, 2019 and December 30, 2018 (unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2019 and April 1, 2018 (unaudited)	4

	Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2019 and April 1, 2018 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and April 1, 2018 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	34

Item 6.	Exhibits	35

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)

	March 31, 2019
	(Unaudited)	December 30, 2018
Assets
Current assets:
Cash and cash equivalents	$178.4	$182.7
Restricted cash	—	0.3
Accounts receivable, net	81.3	64.6
Unbilled receivables, net	158.0	172.8
Inventoried costs	69.2	46.8
Prepaid expenses	13.3	8.9
Other current assets	9.6	10.3
Current assets of discontinued operations	7.3	8.3
Total current assets	517.1	494.7
Property, plant and equipment, net	113.5	67.1
Operating lease right-of-use assets	38.1	—
Goodwill	459.4	425.7
Intangible assets, net	34.4	16.1
Other assets	6.4	6.5
Total assets	$1,168.9	$1,010.1
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$47.4	$46.6
Accrued expenses	36.6	38.1
Accrued compensation	37.2	33.5
Accrued interest	6.5	1.6
Billings in excess of costs and earnings on uncompleted contracts	39.7	34.9
Current portion of operating lease liabilities	13.3	—
Other current liabilities	9.3	4.7
Current liabilities of discontinued operations	5.3	5.3
Total current liabilities	195.3	164.7
Long-term debt principal, net of current portion	294.4	294.2
Operating lease liabilities, net of current portion	31.3	—
Other long-term liabilities	73.5	25.5
Long-term liabilities of discontinued operations	6.5	6.4
Total liabilities	601.0	490.8
Commitments and contingencies
Redeemable noncontrolling interest (Note 12)	15.0	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares outstanding at March 31, 2019 and December 30, 2018	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 105,885,792 and 103,766,899 shares issued and outstanding at March 31, 2019 and December 30, 2018, respectively	—	—
Additional paid-in capital	1,275.0	1,244.5
Accumulated other comprehensive loss	(0.7)	(0.7)
Accumulated deficit	(721.4)	(724.5)
Total stockholders’ equity	552.9	519.3
Total liabilities and stockholders’ equity	$1,168.9	$1,010.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended
	March 31, 2019	April 1, 2018
Service revenues	$62.6	$46.0
Product sales	97.8	97.0
Total revenues	160.4	143.0
Cost of service revenues	42.0	32.9
Cost of product sales	73.5	69.3
Total costs	115.5	102.2
Gross profit	44.9	40.8
Selling, general and administrative expenses	31.5	29.8
Merger and acquisition expenses	1.2	—
Research and development expenses	3.9	3.6
Unused office space, restructuring expenses, and other	0.1	0.4
Operating income from continuing operations	8.2	7.0
Other income (expense):
Interest expense, net	(5.5)	(5.1)
Other income (expense), net	(0.5)	0.3
Total other expense, net	(6.0)	(4.8)
Income from continuing operations before income taxes	2.2	2.2
Provision (benefit) for income taxes from continuing operations	(1.5)	0.9
Income from continuing operations	3.7	1.3
Discontinued operations
Loss from operations of discontinued component	(0.5)	(3.9)
Income tax benefit (provision)	(0.1)	0.4
Loss from discontinued operations	(0.6)	(3.5)
Net income (loss)	3.1	(2.2)
Less: Net loss attributable to noncontrolling interest	—	—
Net income (loss) attributable to Kratos	$3.1	$(2.2)
Basic income (loss) per common share attributable to Kratos:
Income from continuing operations	$0.04	$0.01
Loss from discontinued operations	(0.01)	(0.03)
Net income (loss) per common share	$0.03	$(0.02)
Diluted income (loss) per common share attributable to Kratos:
Income from continuing operations	$0.03	$0.01
Loss from discontinued operations	—	(0.03)
Net income (loss) per common share	$0.03	$(0.02)

Weighted average common shares outstanding:
Basic	104.9	103.7
Diluted	107.8	105.7
Comprehensive Income (Loss)
Net income (loss) (from above)	$3.1	$(2.2)
Change in cumulative translation adjustment	—	(0.1)
Comprehensive income (loss)	3.1	(2.3)
Less: Comprehensive loss attributable to noncontrolling interest	—	—
Comprehensive income (loss) attributable to Kratos	$3.1	$(2.3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months ended April 1, 2018, and March 31, 2019
(in millions)
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 31, 2017	$—	103.3	$—	$1,233.7	$(1.4)	$(720.8)	$511.5
Impact from the adoption of ASC 606	—	—	—	—	—	(0.2)	(0.2)
Stock-based compensation	—	—	—	1.7	—	—	1.7
Issuance of common stock for employee stock purchase plan, options and warrants	—	0.2	—	1.8	—	—	1.8
Net loss	—	—	—	—	—	(2.2)	(2.2)
Other comprehensive income (loss), net of tax	—	—	—	—	(0.1)	—	(0.1)
Balance, April 1, 2018	$—	103.5	$—	1,237.2	$(1.5)	$(723.2)	$512.5

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 30, 2018	$—	103.8	$—	$1,244.5	$(0.7)	$(724.5)	$519.3
Stock-based compensation	—	—	—	2.6	—	—	2.6
Issuance of common stock for employee stock purchase plan, options and warrants	—	0.2	—	1.7	—	—	1.7
Restricted stock issued and related taxes	—	0.1	—	(0.8)	—	—	(0.8)
Issuance of common stock for acquisitions	—	1.8	—	27.0	—	—	27.0
Net income	—	—	—	—	—	3.1	3.1
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—
Changes in noncontrolling interest	15.0	—	—	—	—	—	—
Balance, March 31, 2019	$15.0	105.9	$—	$1,275.0	$(0.7)	$(721.4)	$552.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	March 31, 2019	April 1, 2018
Operating activities:
Net income (loss)	$3.1	$(2.2)
Less: Loss from discontinued operations	(0.6)	(3.5)
Income from continuing operations	3.7	1.3
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	5.1	4.5
Amortization of lease right-of-use assets	3.7	—
Stock-based compensation	2.6	1.7
Deferred income taxes	(3.4)	—
Amortization of deferred financing costs	0.2	0.2
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(9.0)	16.4
Unbilled receivables	19.7	(14.2)
Inventoried costs	(10.8)	1.3
Prepaid expenses and other assets	(1.1)	0.8
Operating lease liabilities	2.8	—
Accounts payable	(0.8)	(3.0)
Accrued compensation	3.1	3.8
Accrued expenses	(2.7)	(6.1)
Advance payments received on contracts	0.1	(0.6)
Accrued interest	4.9	4.9
Billings in excess of costs and earnings on uncompleted contracts	3.0	(3.7)
Income tax receivable and payable	1.4	0.2
Other liabilities	(6.5)	(1.0)
Net cash provided by operating activities from continuing operations	16.0	6.5
Investing activities:
Cash paid for acquisitions, net of cash acquired	(17.6)	—
Capital expenditures	(4.0)	(6.7)
Net cash used in investing activities from continuing operations	(21.6)	(6.7)
Financing activities:
Debt issuance costs	—	(0.1)
Proceeds (use) from the issuance of common stock	—	(1.1)
Repayment of debt	—	(0.2)
Payments under finance leases	(0.1)	—
Proceeds from exercise of restricted stock units, employee stock options, and employee stock purchase plan	0.9	1.8
Net cash provided by financing activities from continuing operations	0.8	0.4
Net cash flows of continuing operations	(4.8)	0.2
Net operating cash flows of discontinued operations	0.3	(3.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	0.2
Net decrease in cash, cash equivalents and restricted cash	(4.6)	(2.7)
Cash, cash equivalents and restricted cash at beginning of period	183.0	130.9
Cash, cash equivalents and restricted cash at end of period	$178.4	$128.2

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

 The information as of March 31, 2019 and for the three months ended March 31, 2019 and April 1, 2018 is unaudited. The condensed consolidated balance sheet as of December 30, 2018 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 30, 2018, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2019 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

As discussed in “Acquisition” in Note 2, on February 27, 2019, the Company acquired 80.1% of the issued and outstanding shares of capital stock of Florida Turbine Technologies Inc. (“FTT Inc.”), and 80.1% of the membership interests in FTT CORE, LLC, (“FTT Core” and, together with FTT Inc.,“FTT”) for an aggregate purchase price of approximately $60 million. FTT is now Kratos Turbine Technologies Division (the ”KTT Division”), which is focused on the development and production of small, affordable, high-performance, jet engines for the next generation of tactical weapon systems and tactical jet unmanned aerial systems (“UAS”). The KTT Division is included in the Kratos Government Solutions (“KGS”) Segment.

(b)	Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its 100% owned and majority owned subsidiaries, FTT Inc. and FTT Core, each of which is 80.1% owned. All inter-company transactions have been eliminated in consolidation. Noncontrolling interest consists of the remaining 19.9% interest in FTT Inc. and FTT Core. See Note 12 for further information related to the redeemable noncontrolling interest.

(c)	Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year. The three month periods ended March 31, 2019 and April 1, 2018 consisted of 13-week periods. There are 52 calendar weeks in the fiscal years ending on December 29, 2019 and December 30, 2018.

(d)    Accounting Estimates

There have been no significant changes in the Company’s accounting estimates for the three months ended March 31, 2019 as compared to the accounting estimates described in the Form 10-K.

(e)    Accounting Standards Updates

In February 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases, also referred to as “ASC 842”. ASU 2016-02 requires that lessees recognize assets and liabilities for the rights and obligations underlying leases with a lease term of more than one year. The amendments in this ASU are effective for annual periods beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018-11, Leases; Targeted Improvements, which, among other things, allows a company to elect an optional transition method that applies the new lease requirements through a cumulative-effect adjustment in the period of adoption. The Company adopted this standard on December 31, 2018 using the optional transition method, and, as a result, did not recast prior period unaudited condensed comparative financial statements. All prior period amounts and disclosures are presented under Accounting Standards Codification Topic 840, Leases (“ASC 840”).

The Company has revised its controls and processes to address the new lease standard and has completed the implementation and data input for our lease accounting software tool. The Company is electing the package of practical expedients, which, among other things, allows carry-forward of prior lease classifications under the prior standard. However, the Company is not electing to adopt the hindsight practical expedient and is therefore maintaining the lease terms previously determined under the prior lease standard. For all new and modified leases after adoption of the ASU, the Company has taken the component election allowing the Company to account for lease components together with non lease components in the calculation of the lease asset and corresponding liability. Adoption of the new standard resulted in the recording of additional lease assets and lease liabilities on the unaudited condensed consolidated balance sheet. No cumulative-effect adjustment was recognized as the amount was not material, and the impact on the Company’s results of operations and cash flows was also not material. See Note 8 for additional disclosures.

In February 2018, the FASB issued ASU 2018-02 (“ASU 2018-02”), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”).  ASU 2018-02 provides entities the option to reclassify tax effects to retained earnings from AOCI which are impacted by the Tax Cuts and Jobs Act (“TCJA”). This ASU is effective for fiscal years beginning after December 15, 2018 but early adoption is permitted. The Company adopted this standard on December 31, 2018. The Company has a full valuation allowance for all tax benefits related to AOCI, and therefore, there are no tax effects to be reclassified to retained earnings.

(f)	Fair Value of Financial Instruments

The carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at March 31, 2019 and December 30, 2018 are presented in Note 10. The carrying value of all other financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued expenses, billings in excess of cost and earnings on uncompleted contracts, income taxes payable and short-term debt, approximated their estimated fair values at March 31, 2019 and December 30, 2018 due to the short-term nature of these instruments.

Note 2. Acquisition

On February 27, 2019, the Company acquired 80.1% of the issued and outstanding shares of capital stock of FTT Inc., and 80.1% of the membership interests in FTT Core for an aggregate purchase price of approximately $60 million. The purchase price was $33 million in cash, with approximately $17.7 million paid at close and approximately $15.3 million to be paid over a three year period, subject to adjustments for transaction expenses, indebtedness, cash on hand, certain amounts payable or potentially payable to employees of FTT and post-closing working capital adjustments, and 1,825,406 shares of common stock (with a value of approximately $27 million).

FTT is a leading turbomachinery design and manufacturing company specializing in engineering, development, and testing of gas turbines, propulsion components, and systems for military and commercial applications. FTT is now the KTT Division, which is focused on the development and production of small, affordable, high-performance, jet engines for the next generation of tactical weapon systems and tactical jet UAS. The KTT Division is included in the KGS Segment.

The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The goodwill represents the value the Company expects to be created by enabling it to accelerate FTT’s small engine development programs, and facilitate integration of these leading-edge engine solutions with evolving Kratos tactical systems.

Simultaneously with the execution of the Purchase Agreement among the Company and the Sellers (as defined in such agreement) (the “Purchase Agreement”) and completion of the acquisition, the Company, FTT Inc., FTT Core and the Sellers entered into an exchange agreement (the “Exchange Agreement”) pursuant to which, among other things, (i) FTT Core was converted into a Delaware corporation, (ii) beginning in January 2024, the Holders (as defined in the Exchange Agreement) will have an annual right (the “Put Right”) to sell all of the minority interests in FTT Inc. and FTT Core (the “Minority Interests”) to the Company at a purchase price based on an assumed enterprise value of 12 times the trailing 12 months EBITDA of FTT Inc., FTT Core and each of their respective subsidiaries (the “Acquired Companies”), subject to adjustment as set forth in the Exchange Agreement (the “Minority Interest Purchase Price”) (provided, however, that following certain events, including a change of control, the Put Right will be accelerated and the Minority Interest Purchase Price will be increased to 14 times the trailing 12 months EBITDA of the Acquired Companies), and (iii) beginning in January 2025, the Company will have an annual right to purchase all of the Minority Interests from the Holders at the Minority Interest Purchase Price.
The transaction has been accounted for using the acquisition method of accounting, which requires, among other things, that the assets acquired, the liabilities assumed, and the noncontrolling interest be recognized at their fair values as of the acquisition date. The fair value measurements are based primarily on significant inputs not observable in the marketplace and thus represent Level 3 measurements. The following table summarizes the provisional allocation of the purchase price over the estimated fair values of the major assets acquired, liabilities assumed, and noncontrolling interest (in millions):

Accounts receivable	$7.3
Unbilled receivables	4.9
Inventoried costs	11.7
Other current assets	1.3
Property and equipment	9.7
Intangible assets	19.8
Goodwill	29.3
Total identifiable net assets acquired	84.0
Total identifiable net liabilities assumed	(9.0)
Net assets before noncontrolling interest	75.0
Noncontrolling interest	(15.0)
Net assets acquired, excluding cash	$60.0

As of February 27, 2019, net liabilities include $7.7 million of current liabilities and $1.3 million of long-term liabilities. There was no contingent purchase consideration associated with the acquisition of an 80.1% majority interest in FTT. The amounts above represent the provisional fair value estimates as of March 31, 2019 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. If an adjustment to the provisional amounts recognized is subsequently identified during the measurement period, the Company will recognize the adjustment in the reporting period in which the adjustment amount is determined, including recording cumulative catch-up changes to depreciation, amortization, or other income statement effects recognized in completing the initial accounting. The provisional identifiable intangible asset estimates include customer relationships of $11.2 million with a useful life of 10 years, in-process research and development of $6.0 million that will commence amortization at the completion of the development project, backlog of $2.2 million with a useful life of 2 years, and trade name of $0.4 million with a useful life of 1 year. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill. The Company also established a deferred tax liability of $4.4 million for the increase in the financial statement basis of the acquired assets of FTT and a corresponding increase in goodwill. The goodwill recorded in this transaction is not expected to be tax-deductible.

The amounts of revenue and operating income of FTT included in the Company's condensed consolidated statement of operations for the three months ended March 31, 2019 are $4.2 million and $0.1 million, respectively. Included in the unallocated corporate expense, net, for the three months ended March 31, 2019 is transaction expenses of $1.2 million related to the acquisition of FTT.

A summary of the consideration paid for the acquired ownership in FTT is as follow:

Cash paid	$20.7
Deferred purchase consideration	15.3
Common stock issued	27.0
63.0
Less: Cash acquired	(3.0)
Total consideration	$60.0

Pro Forma Financial Information

The following tables summarize the supplemental condensed consolidated statements of operations information on an unaudited pro forma basis as if the acquisition of FTT occurred on December 31, 2018 and include adjustments that were directly attributable to the foregoing transactions. There are no material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The pro forma results are for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results that would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations that may occur in the future (all amounts, except per share amounts are in millions):

For the three months ended March 31, 2019 (in millions):

Pro forma revenues	$168.5
Pro forma net income before tax	$1.3
Pro forma net income	$2.2
Pro forma net income attributable to Kratos	$2.4

Basic pro forma income per share attributable to Kratos	$0.02
Diluted pro forma income per share attributable to Kratos	$0.02

The pro forma financial information reflects pro forma adjustments for the additional amortization of $0.5 million associated with finite-lived intangible assets acquired. The weighted average common shares used to calculate income per share also reflect the issuance of 1,825,406 shares of our common stock in conjunction with the acquisition.

Note 3. Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606 revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these goods or services.

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

Remaining Performance Obligations

The Company calculates revenues from remaining performance obligations as the dollar value of the remaining performance obligations on executed contracts. On March 31, 2019, the Company had approximately $620.2 million of remaining performance obligations. The Company expects to recognize approximately 57% of the remaining performance obligations as revenue in 2019, an additional 23% by 2020, and the balance thereafter.

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

Based on this analysis, any quarterly adjustments to net sales, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if it is determined the Company will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if it is determined the Company will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of the Company’s performance obligations. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined. No adjustment on any one contract was material to the Company’s unaudited condensed consolidated financial statements for the three-month periods ended March 31, 2019, and April 1, 2018.

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

Net contract assets and liabilities are as follows (in millions):

	March 31, 2019	December 30, 2018	Net Change
Contract assets	$158.0	$172.9	$(14.9)
Contract liabilities	$41.8	$37.0	$4.8
Net contract assets	$116.2	$135.9	$(19.7)

The change in the balances of the Company’s contract assets and liabilities primarily results from the advance payments from customers exceeding reductions from recognition of revenue as performance obligations were satisfied and related billings. There were no significant impairment losses related to any receivables or contract assets arising from the Company’s contracts with customers during the three months ended March 31, 2019. For the three months ended March 31, 2019, the Company recognized revenue of $15.9 million that was previously included in the beginning balance of contract liabilities.

Disaggregation of Revenue

The following series of tables presents the Company’s revenue disaggregated by several categories. For the majority of contracts, the customer obtains control or receives benefits as work is performed on the contract. Revenue by contract type was as follows (in millions):

	Three Months Ended	Three Months Ended
	March 31, 2019	April 1, 2018
Revenues
Kratos Government Solutions
Fixed price	$109.1	$101.8
Cost plus fee	9.2	7.2
Time and materials	7.2	6.2
Total Kratos Government Solutions	125.5	115.2
Unmanned Systems
Fixed price	27.2	21.9
Cost plus fee	7.4	5.5
Time and materials	0.3	0.4
Total Unmanned Systems	34.9	27.8
Total Revenues	$160.4	$143.0

Revenue by customer was as follows (in millions):

	Three Months Ended	Three Months Ended
	March 31, 2019	April 1, 2018
Kratos Government Solutions
U.S. Government (1)	$86.8	$76.8
International (2)	24.9	21.0
U.S. Commercial and other customers	13.8	17.4
Total Kratos Government Solutions	125.5	115.2
Unmanned Systems
U.S. Government (1)	30.1	24.2
International (2)	4.5	3.6
U.S. Commercial and other customers	0.3	—
Total Unmanned Systems	34.9	27.8
Total Revenues	$160.4	$143.0

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

Note 4. Discontinued Operations

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

The Company currently expects to receive approximately $70 million of aggregate net cash proceeds from the Transaction, after taking into account amounts to be paid by the Company pursuant to a negotiated transaction services agreement between the Company and Buyer, receipt by the Company of approximately $7.0 million in net working capital retained by the Company, and associated transaction fees and expenses, excluding the impact of the final settlement and determination of the closing working capital adjustment. The Company currently expects that the net working capital retained by the Company will be settled in 2019 once certain legacy projects are completed and the project close-out process has been completed. Through March 31, 2019, approximately $1.0 million has been collected related to these legacy projects. The Company incurred approximately $2.7 million of transaction related costs, which was reflected in the loss from discontinued operations in the periods incurred. The Company currently expects to recognize a net break-even on the sale of the PSS business once the aggregate net proceeds described above have been collected, excluding the impact of the final settlement and determination of the closing net working capital adjustment. Any changes or adjustments to the expected net proceeds will be reflected in future periods.

The following table presents the results of discontinued operations (in millions):

	March 31, 2019	April 1, 2018
Revenue	$0.1	$23.9
Cost of sales	0.5	18.9
Selling, general and administrative expenses	0.1	8.1
Other expense	—	0.8
Loss from discontinued operations before income taxes	(0.5)	(3.9)
Income tax benefit (provision)	(0.1)	0.4
Loss from discontinued operations	$(0.6)	$(3.5)

Revenue and operating results for the three months ended March 31, 2019 reflected the work performed in relation to tasks on the legacy projects retained by the Company. Revenue and operating results for the three months ended April 1, 2018 were impacted by approximately $1.8 million and $2.0 million, respectively, of cost adjustments on certain security system deployment projects for a mass transit authority. Transaction expenses of $0.8 million primarily comprised of legal fees related to the pending disposition were included in Other expense for the three months ended April 1, 2018. Depreciation expense included in Selling, general and administrative expenses was $0.0 million and $0.1 million for the three months ended March 31, 2019 and April 1, 2018, respectively.

The following is a summary of the assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets as of March 31, 2019 and December 30, 2018 (in millions):

	March 31, 2019	December 30, 2018
Accounts receivable, net and unbilled receivables, net	$7.2	$8.2
Other current assets	0.1	0.1
Current assets of discontinued operations	$7.3	$8.3

Accounts payable	$0.3	$0.3
Accrued expenses	0.6	0.4
Other current liabilities	4.4	4.6
Current liabilities of discontinued operations	$5.3	$5.3
Other long-term liabilities of discontinued operations	$6.5	$6.4

Note 5. Goodwill and Intangible Assets

(a)	Goodwill

The carrying amounts of goodwill as of March 31, 2019 and December 30, 2018 by reportable segment are as follows (in millions):

	As of March 31, 2019
	Kratos Government Solutions	Unmanned Systems	Total
Gross value	$601.6	$111.1	$712.7
Less accumulated impairment	239.5	13.8	253.3
Net	$362.1	$97.3	$459.4

	As of December 30, 2018
	Kratos Government Solutions	Unmanned Systems	Total
Gross value	$567.9	$111.1	$679.0
Less accumulated impairment	239.5	13.8	253.3
Net	$328.4	$97.3	$425.7

(b)    Purchased Intangible Assets

The following table sets forth information for finite-lived and indefinite-lived intangible assets (in millions):

	As of March 31, 2019			As of December 30, 2018
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$63.8	$(51.1)	$12.7	$52.6	$(50.6)	$2.0
Contracts and backlog	32.1	(26.7)	5.4	29.9	(26.4)	3.5
Developed technology and technical know-how	25.0	(22.0)	3.0	25.0	(21.3)	3.7
Trade names	1.8	(1.4)	0.4	1.4	(1.4)	—
In-process research and development	6.0	—	6.0	—	—	—
Total finite-lived intangible assets	128.7	(101.2)	27.5	108.9	(99.7)	9.2
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$135.6	$(101.2)	$34.4	$115.8	$(99.7)	$16.1

Consolidated amortization expense related to intangible assets subject to amortization was $1.5 million and $1.7 million for the three months ended March 31, 2019 and April 1, 2018, respectively.

Note 6. Inventoried Costs

Inventoried costs, net of progress payments, consisted of the following components (in millions):

	March 31, 2019	December 30, 2018
Raw materials	$37.6	$34.7
Work in process	23.7	10.3
Finished goods	8.0	1.8
Subtotal inventoried costs	69.3	46.8
Less: Customer advances and progress payments	(0.1)	—
Total inventoried costs	$69.2	$46.8

Note 7. Net Income (Loss) per Common Share

The Company calculates net income (loss) per share in accordance with FASB Accounting Standards Codification Topic 260, Earnings per Share (Topic 260). Under Topic 260, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities.

Shares from stock options and awards, excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive, were $0.3 million for the three months ended April 1, 2018.

Note 8. Leases

The Company leases certain facilities, office space, vehicles and equipment. Lease assets and lease liabilities are recognized at the commencement of an arrangement where it is determined at inception that a lease exists. Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using an incremental borrowing rate generally applicable to the location of the lease asset, unless the implicit rate is readily determinable. Lease assets also include any upfront lease payments made and exclude lease incentives.  Lease terms include options to extend or terminate the lease when it is reasonably certain that those options will be exercised. The Company has operating lease arrangements with lease and non-lease components. The non-lease components in these arrangements are not significant when compared to the lease components. For all operating leases, the Company accounts for the lease and non-lease components as a single component.

Variable lease payments are generally expensed as incurred and include certain index-based changes in rent, certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the expense for these short-term leases is recognized on a straight-line basis over the lease term.

The depreciable life of lease assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

As a result of a lease modification for our expanded facilities in Colorado, the Company was required to reassess the classification of the lease which previously had been accounted for as an operating lease. This reassessment resulted in the recording of a $39.3 million finance lease, which includes a 5 year renewal option.

The components of lease expense were as follows (in millions):

Three Months Ended
March 31, 2019
Amortization of right of use assets - finance leases	$0.5
Interest on lease liabilities - finance leases	0.6
Operating lease cost (cost resulting from lease payments)	3.0
Short-term lease cost	0.1
Variable lease cost (cost excluded from lease payments)	—
Sublease income	(0.8)
Total lease cost	$3.4

The components of leases on the balance sheet were as follows (in millions):

March 31, 2019
Operating Leases:
Operating lease right-of-use assets	$38.1
Current portion of operating lease liabilities	$13.3
Operating lease liabilities, net of current portion	$31.3
Finance leases:
Property, plant and equipment, net	$39.1
Other current liabilities	$0.5
Other long-term liabilities	$38.9

Cash paid for amounts included in the measurement of lease liabilities was as follows (in millions):

Three Months Ended March 31, 2019
Finance lease - cash paid for interest	$0.6
Finance lease - financing cash flows	$0.1
Operating lease - operating cash flows (fixed payments)	$3.3

Other supplemental information (in millions):

Operating lease right-of-use assets obtained in exchange for new lease liabilities	$41.2
Finance lease right-of-use assets obtained in exchange for new lease liabilities	$39.6

Weighted-average remaining lease term (in years):
Operating leases	5.1
Finance leases	19.6

Weighted-average discount rate:
Operating leases	6.50%
Finance leases	6.53%

The maturity of lease liabilities is (in millions):

		Operating Leases	Finance Leases
2019 (1)		$11.8	$2.3
2020		11.4	3.1
2021		7.2	3.2
2022		5.6	3.3
2023		5.2	3.3
Thereafter		11.7	57.3
	Total lease payments	52.9	72.5
Less: imputed interest		(8.3)	(33.1)
	Total present value of lease liabilities	$44.6	$39.4
(1) Excludes the three months ended March 31, 2019.

Rental expense for operating leases classified under ASC 840 for the three months ended April 1, 2018 was approximately $3.8 million net of sublease income of approximately $0.8 million. As of December 30, 2018, future minimum lease payments under operating leases, which does not include $4.3 million in sublease income on the Company’s operating leases as classified under ASC 840, were as follows (in millions):

Year ending December 30, 2018	Operating Leases
2019	$16.5
2020	12.0
2021	9.6
2022	8.1
2023	7.9
Thereafter	63.1
Total minimum lease payments	$117.2

Note 9. Income Taxes

A reconciliation of the income tax expense (benefit) from continuing operations computed by applying the statutory federal income tax rate of 21% to income from continuing operations before income taxes to the income tax provision for the three months ended March 31, 2019 and for the three months ended April 1, 2018 was as follows (in millions):

	March 31, 2019	April 1, 2018
Income tax expense at federal statutory rate	$0.5	$0.5
State and foreign taxes, net of federal tax benefit and valuation allowance	0.2	0.2
Release of valuation allowance due to FTT acquisition	(3.4)	—
GILTI	—	0.1
Nondeductible expenses and other	0.1	0.2
Impact of deferred tax liabilities for indefinite-lived assets	0.1	0.4
Increase in reserves for uncertain tax positions	1.6	0.2
Decrease in federal valuation allowance	(0.6)	(0.7)
Total income tax (benefit) provision	$(1.5)	$0.9

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
For the three months ended March 31, 2019, there was no impact of such limitations on the income tax provision, since the amount of taxable income did not exceed the annual limitation amount. However, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOLs or other tax attributes may be further limited.
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
During 2018 the Company was notified by the Internal Revenue Service that its federal income tax return for the calendar year ending December 27, 2015 had been selected for examination. The Company is currently in the process of responding to the information requested.
As of December 30, 2018, the Company had $17.7 million of unrecognized tax benefits that, if recognized, would impact the Company’s effective income tax rate, subject to possible offset by an increase in the deferred tax asset valuation allowance. During the three months ended March 31, 2019, unrecognized tax benefits increased by $1.7 million relating to various current year positions.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the three months ended March 31, 2019 and April 1, 2018, the Company recorded an expense for interest and penalties of $0.1 million. For the three months ended March 31, 2019 and April 1, 2018, there was no material benefit recorded related to the removal of interest and penalties. The Company believes that it is reasonably possible that as much as $0.4 million of the liabilities for uncertain tax positions will expire within twelve months of March 31, 2019 due to the expiration of various applicable statutes of limitations.

Note 10. Debt

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

The Indenture contains covenants limiting, among other things, the Company’s ability and the Subsidiary Guarantors’ ability to: (a) pay dividends on or make distributions or repurchase or redeem the Company’s capital stock or make other restricted payments; (b) incur additional debt and guarantee debt; (c) prepay, redeem or repurchase certain debt; (d) issue certain preferred stock or similar equity securities; (e) make loans and investments; (f) sell assets; (g) incur liens; (h) consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; (i) enter into transactions with affiliates; and (j) enter into agreements restricting the Company’s ability and certain of its subsidiaries’ ability to pay dividends. These covenants are subject to a number of exceptions. As of March 31, 2019, the Company was in compliance with the covenants contained in the Indenture governing the 6.5% Notes.

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

As of March 31, 2019, there was $300.0 million of 6.5% Notes outstanding.

(b)    Other Indebtedness

Credit Agreement

On November 20, 2017, the Company entered into an amended and restated credit and security agreement (the “Credit Agreement”), with the lenders from time to time party thereto, SunTrust Bank, as Agent (the “Agent”), PNC Bank, National Association (“PNC Bank”), as Joint Lead Arranger and Documentation Agent, and SunTrust Robinson Humphrey, Inc. (“SunTrust”), as Joint Lead Arranger and Sole Book Runner. The Credit Agreement established a five-year senior secured revolving credit facility in the aggregate principal amount of $90.0 million (subject to a potential increase of the aggregate principal amount to $115.0 million, subject to the Agent’s and applicable lenders’ approval as described therein), consisting of a subline for letters of credit in an amount not to exceed $50.0 million, as well as a swingline loan in an aggregate principal amount at any time outstanding not to exceed $10.0 million. The obligations under the Credit Agreement are secured by (i) a first priority lien on the Company’s accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property) and (ii) a second priority lien, junior to the lien securing the Company’s 6.5% Notes, on all of the Company’s other assets.

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

The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, and investments, and limits on other various payments, as well as a financial covenant relating to a minimum fixed charge coverage ratio. Events of default under the terms of the Credit Agreement include, but are not limited to: failure of the Company to pay any principal of any loans in full when due and payable; failure of the Company to pay any interest on any loan or any fee or other amount payable under the Credit Agreement within three business days after the date when due and payable; failure of the Company or any of its subsidiaries to comply with certain covenants and agreements, subject to applicable grace periods and/or notice requirements; any representation, warranty or statement made in or pursuant to the Credit Agreement or any related writing or any other material information furnished by the Company or any of its subsidiaries to the Agent or the lenders proving to be false or erroneous; and the occurrence of an event or condition having or reasonably likely to have a material adverse effect, which includes a material adverse effect on the business, operations, condition (financial or otherwise) or prospects of the Company or the ability of the Company to repay its obligations. Where an event of default arises from certain bankruptcy events, the commitments will automatically and immediately terminate and the principal of, and interest then outstanding on, all of the loans will become immediately due and payable. Subject to certain notice requirements and other conditions, upon the occurrence of an event of default, including the occurrence of a condition having or reasonably likely to have a material adverse effect, commitments may be terminated and the principal of, and interest then outstanding on, all of the loans may become immediately due and payable. As of March 31, 2019, no event of default had occurred and the Company believes that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Credit Agreement, have not occurred and the likelihood of such events or conditions occurring is remote.

The measurement of a minimum fixed charge coverage ratio under the Credit Agreement was modified in November 2017 to require measurement if Excess Availability (as defined in the Credit Agreement) is less than 50% of the lesser of the borrowing base or the total commitment amount.

On June 11, 2018, the Company entered into a first amendment (the “First Amendment”) to the amended and restated Credit Agreement. Among other things, the First Amendment permitted the sale of the PSS business, provided that certain conditions, including application of the proceeds in accordance with the terms of documents governing the Company’s outstanding indebtedness, were satisfied.

As of March 31, 2019, there were no borrowings outstanding on the Credit Agreement and $5.7 million was outstanding on letters of credit, resulting in net borrowing base availability of $65.4 million. The Company was in compliance with the financial covenants of the Credit Agreement and its amendments as of March 31, 2019.

Fair Value of Long-term Debt

Carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at March 31, 2019 and December 30, 2018 are presented in the following table:

	As of March 31, 2019			As of December 30, 2018
$ in millions	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Total long-term debt including current portion	$300.0	$294.4	$316.1	$300.0	$294.2	$305.3

The fair value of the Company’s long-term debt was based upon actual trading activity (Level 1, Observable inputs -quoted prices in active markets).

 As of March 31, 2019, the difference between the carrying amount of $294.4 million and the principal amount of $300.0 million presented in the table above is the unamortized debt issuance costs of $5.6 million, which are being accreted to interest expense over the term of the related debt. As of December 30, 2018, the difference between the carrying amount of $294.2 million and the principal amount of $300.0 million presented in the table above is the unamortized debt issuance costs of $5.8 million, which are being accreted to interest expense over the term of the related debt.

Note 11. Segment Information

The Company operates in two reportable segments. The KGS reportable segment is comprised of an aggregation of KGS operating segments, including the microwave electronic products, satellite communications, modular systems, defense and rocket support services, and turbine technologies operating segments. The Unmanned Systems (“US”) reportable segment consists of its unmanned aerial system and unmanned ground and seaborne system businesses. The KGS and US segments provide products, solutions and services for mission critical national security programs. KGS and US customers primarily include national security related agencies, the U.S. Department of Defense (the “DoD”), intelligence agencies and classified agencies, and to a lesser degree, international government agencies and domestic and international commercial customers.

The Company organizes its reportable segments based on the nature of the products, solutions and services offered. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts. This presentation is consistent with the Company’s operating structure. In the following table total operating income from continuing operations of the reportable business segments is reconciled to the corresponding consolidated amount. The reconciling item “unallocated corporate expense, net” includes costs for certain stock-based compensation programs (including stock-based compensation costs for stock options, employee stock purchase plan and restricted stock units), the effects of items not considered part of management’s evaluation of segment operating performance, merger and acquisition expenses, corporate costs not allocated to the segments, and other miscellaneous corporate activities.

 Revenues, depreciation and amortization, and operating income generated by the Company’s reportable segments for the three month periods ended March 31, 2019 and April 1, 2018 are as follows (in millions):

	Three Months Ended
	March 31, 2019	April 1, 2018
Revenues:
Kratos Government Solutions
Service revenues	$62.6	$46.0
Product sales	62.9	69.2
Total Kratos Government Solutions	125.5	115.2
Unmanned Systems
Service revenues	—	—
Product sales	34.9	27.8
Total Unmanned Systems	34.9	27.8
Total revenues	$160.4	$143.0
Depreciation & amortization:
Kratos Government Solutions	$3.9	$3.6
Unmanned Systems	1.2	0.9
Total depreciation and amortization	$5.1	$4.5
Operating income from continuing operations:
Kratos Government Solutions	$11.4	$7.9
Unmanned Systems	0.6	0.8
Total segment operating income	12.0	8.7
Unallocated corporate expense, net	(3.8)	(1.7)
Total operating income from continuing operations	$8.2	$7.0

Included in the unallocated corporate expense, net, for the three months ended March 31, 2019 is transaction expenses of $1.2 million related to the acquisition of FTT.

Note 12.    Redeemable Noncontrolling Interest

As discussed in “Acquisition” in Note 2, in connection with the Company’s acquisition of FTT, the Holders have certain rights (“Put Rights”), (i) beginning in January 2024, the Holders will have an annual Put Right to sell all of the Minority Interests to the Company at a purchase price based on an assumed enterprise value of 12 times the trailing 12 months EBITDA of FTT Inc., FTT Core and each of their respective subsidiaries (the “Acquired Companies”), subject to adjustment as set forth in the Exchange Agreement (provided, however, that following certain events, including a change of control, the Put Right will be accelerated and the Minority Interest Purchase Price will be increased to 14 times the trailing 12 months EBITDA of the Acquired Companies); and (ii) beginning in January 2025, the Company will have an annual right to purchase all of the Minority Interests from the Holders at the Minority Interest Purchase Price. As of March 31, 2019, the management estimate of the Redemption Amount (“Redemption Amount”) of these Put Rights that the Company could be required to pay is approximately $15.0 million. The actual Redemption Amount will likely be different.

Note 13. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $116.9 million and $100.9 million, or 73% and 71% of total Kratos revenue, for the three months ended March 31, 2019 and April 1, 2018, respectively.

Note 14. Commitments and Contingencies

In addition to commitments and obligations in the ordinary course of business, the Company is subject to various claims, pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of the Company’s business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its condensed consolidated financial statements. An estimated loss contingency is accrued in the condensed consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing litigation contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including but not limited to the procedural status of the matter in question, the presence of complex or novel legal theories, and the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against it may be unsupported, exaggerated or unrelated to possible outcomes and, as such, are not meaningful indicators of its potential liability. The Company regularly reviews contingencies to determine the adequacy of its accruals and related disclosures. The amount of ultimate loss may differ from these estimates. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies. Whether any losses finally determined in any claim, action, investigation or proceeding could reasonably have a material effect on the Company’s business, financial condition, results of operations or cash flows will depend on a number of variables, including the timing and amount of such losses; the structure and type of any remedies; the monetary significance any such losses, damages or remedies may have on the condensed consolidated financial statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” relating to our future financial performance, the market for our services and our expansion plans and opportunities. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements reflect our current beliefs, expectations and projections, are based on assumptions, and are subject to known and unknown risks and uncertainties that could cause our actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of these factors are beyond our ability to control or predict. As a result, you should not place undue reliance on forward-looking statements. Important risks and uncertainties that could cause our actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, but are not limited to: changes or cutbacks in spending or the appropriation of funding by the federal government, including the U.S. Department of Defense (the “DoD”), which could cause delays, cancellations or reductions of key government contracts; bid protests; changes in the scope or timing of our projects; the timing, rescheduling or cancellation of significant customer contracts and agreements, or consolidation by or the loss of key customers; risks of adverse regulatory action or litigation; risks associated with debt leverage; failure to successfully achieve our integration, cost reduction or divestiture strategies; risks related to security breaches, cybersecurity attacks or other significant disruptions of our information systems; and competition in the marketplace, which could reduce revenues and profit margins, as well as the additional risks and uncertainties described in this Quarterly Report, in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2019 (the “Form 10-K”), and in other reports that we have filed with the SEC. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except as required by law, we assume no responsibility for updating any forward-looking statements, whether as a result of new information, future events or otherwise.

All references to “us,” “we,” “our,” the “Company” and “Kratos” refer to Kratos Defense & Security Solutions, Inc., a Delaware corporation, and its subsidiaries.

Overview

Kratos is a government contractor at the forefront of the DoD’s recapitalization of strategic weapon systems to address peer and near peer threats and its related Rapid Innovation Initiatives. Kratos is a leading technology, intellectual property, proprietary product and system company focused on the U.S. and its allies’ national security. Kratos is a recognized industry leader in the rapid development, demonstration and fielding of high technology systems and products at an affordable cost. A key element of our business plan is to make Company-funded investments related to key platforms, products and systems, so that we own the related intellectual property, providing us designed in, sole and single source positions with our offerings. We are an industry leader in high performance, jet powered, unmanned aerial drone target systems used to test weapon systems and to train the warfighter and a provider of high performance unmanned combat aerial systems for force multiplication and amplification. We are also an industry leader in space and satellite communications, microwave electronics, cyber security/warfare, missile defense, C5ISR and training systems. Our workforce is primarily engineering and technically oriented with a significant number of employees holding national security clearances. Much of our work is performed at customer locations, or in a secure facility. Our primary end customers are national and homeland security related agencies. We believe that our technology, intellectual property, proprietary products and designed-in positions on our customers’ programs, platforms and systems, and our ability to rapidly develop, demonstrate and field affordable leading technology systems gives us a competitive advantage and creates a high barrier to entry into our markets. Our entire organization is focused on executing our strategy of becoming the leading technology and intellectual property based company in our industry.

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

The U.S. Government’s fiscal year (“FY”) ends September 30. On September 28, 2018, full-year appropriations for FY 2019 were enacted representing over half of discretionary federal spending. For FY 2019, Congress appropriated approximately $716 billion for national security, including approximately $647 billion for base discretionary funding and approximately $69 billion in Overseas Contingency Operations funding. Continuing resolutions provided funding for certain agencies (including NASA and other civil agencies) through December 21, 2018. On December 22, 2018, U.S. Government agencies that had not yet received full-year appropriations and did not otherwise have funding entered into a temporary shutdown. On January 25, 2019, a third continuing resolution was enacted, which funded these agencies through February 15, 2019. On February 15, 2019, a spending bill was enacted to fund these agencies for the remainder of FY 2019. The federal budget and debt ceiling are expected to continue to be the subject of considerable debate, which could have a significant impact on defense spending broadly and the Company’s programs in particular.

On March 12, 2019, the DOD submitted a FY 2020 budget request of $718 billion, which represents a $33 billion, or five percent increase over the FY 2019 DoD budget enacted by Congress. However, the budget environment, including budget caps mandated by the BCA for fiscal years 2020 and 2021, and uncertainty surrounding the debt ceiling and the appropriations process, remain significant short and long-term risks. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the Administration and Congress, what challenges budget reductions (required by the BCA and otherwise) will present for the defense industry and whether annual appropriations bills for all agencies will be enacted for FY 2020. If annual appropriations bills are not timely enacted for FY 2020 or beyond, the U.S. Government may again operate under a continuing resolution, restricting new contract or program starts, presenting resource allocation challenges and placing limitations on some planned program budgets, and we may face another government shutdown of unknown duration. If a prolonged government shutdown of the DoD were to occur, it could result in program cancellations, disruptions and/or stop work orders and could limit the U.S. Government’s ability to effectively progress programs and to make timely payments, and our ability to perform on our U.S. Government contracts and successfully compete for new work.

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

Reportable Segments

The Company operates in two reportable segments. The Kratos Government Solutions (“KGS”) reportable segment is comprised of an aggregation of KGS operating segments, including our microwave electronic products, space and satellite communications, training systems, modular systems, defense and rocket support services, and turbine technologies operating segments. The Unmanned Systems (“US”) reportable segment consists of our unmanned aerial system and unmanned ground and seaborne system businesses.

We organize our business segments based primarily on the nature of the products, solutions and services offered. Transactions between segments are negotiated and accounted for under terms and conditions similar to other government and commercial contracts, and these intercompany transactions are eliminated in consolidation. For additional information regarding our reportable segments, see Note 11 of the accompanying Notes to Condensed Consolidated Financial Statements. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets wherever possible.

Key Financial Statement Concepts

Effective December 31, 2018, we adopted the requirements of ASU 2016-02, Leases, also referred to as
“ASC 842”, utilizing the optional transition method, as discussed in Note 1 to the accompanying Condensed Consolidated Financial Statements. Other than the adoption of ASC 842, there have been no changes to our key financial statement concepts for the three months ended March 31, 2019. For a complete description of our business and a discussion of our critical accounting matters, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.

Comparison of Results for the Three Months Ended March 31, 2019 to the Three Months Ended April 1, 2018

Revenues.  Revenues by operating segment for the three months ended March 31, 2019 and April 1, 2018 are as follows (dollars in millions):

	March 31, 2019	April 1, 2018	$ change	% change
Kratos Government Solutions
Service revenues	$62.6	$46.0	$16.6	36.1%
Product sales	62.9	69.2	(6.3)	(9.1)%
Total Kratos Government Solutions	125.5	115.2	10.3	8.9%
Unmanned Systems product sales	34.9	27.8	7.1	25.5%
Total revenues	$160.4	$143.0	$17.4

Total service revenues	$62.6	$46.0	$16.6	36.1%
Total product sales	97.8	97.0	0.8	0.8%
Total revenues	$160.4	$143.0	$17.4	12.2%

Revenues increased $17.4 million to $160.4 million for the three months ended March 31, 2019 from $143.0 million for the three months ended April 1, 2018. Revenues in our KGS segment increased $10.3 million due to increases related to the acquisition of FTT, which contributed approximately $4.2 million, and increases in our training systems, ballistic missile target, and modular systems businesses, offset partially by reductions in our legacy government services business of $1.7 million. Revenues in our US segment increased primarily due to increased production of the U.S. Air Force AFSAT 167 targets and our SSAT/177 aerial targets for the U.S. Navy.

Product sales increased $0.8 million to $97.8 million for the three months ended March 31, 2019 from $97.0 million for the three months ended April 1, 2018 primarily due to increased production in our US business, offset by reductions in our microwave products business due to timing of production and deliveries. As a percentage of total revenue, product sales were 61.0% for the three months ended March 31, 2019 as compared to 67.8% for the three months ended April 1, 2018. Service revenues increased by $16.6 million to $62.6 million for the three months ended March 31, 2019 from $46.0 million for the three months ended April 1, 2018. The increase was primarily related to work performed in the Company’s recently acquired FTT business as well increased work in the training solutions and ballistic missile targets businesses.

Cost of Revenues.  Cost of revenues increased $13.3 million to $115.5 million for the three months ended March 31, 2019 from $102.2 million for the three months ended April 1, 2018. The increase in cost of revenues was primarily a result of the increase in revenues discussed above.

Gross margin decreased to 28.0% for the three months ended March 31, 2019 from 28.5% for the three months ended April 1, 2018. Margins on services increased to 32.9% for the three months ended March 31, 2019 from 28.5% for the three months ended April 1, 2018, due primarily to a more favorable mix of revenues, primarily in the Company’s space and satellite communications business. Margins on products decreased to 24.8% for the three months ended March 31, 2019 from 28.6% for the three months ended April 1, 2018, primarily due to the mix of products produced. Margins in the KGS segment increased to 30.3% for the three months ended March 31, 2019 from 29.8% for the three months ended April 1, 2018. Margins in the US segment decreased to 19.8% for the three months ended March 31, 2019 from 23.4% for the three months ended April 1, 2018, primarily due to a less favorable mix of products being produced during the three months ended March 31, 2019.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expense was $31.5 million for the three months ended March 31, 2019 and $29.8 million for the three months ended April 1, 2018. As a percentage of revenues, SG&A decreased to 19.6% at March 31, 2019 from 20.8% at April 1, 2018, which is primarily due to the leverage on the fixed SG&A infrastructure as revenues have increased, as well as the impact of cost reduction actions taken during 2018.

Research and Development (“R&D”) Expenses.  R&D expenses increased $0.3 million to $3.9 million for the three months ended March 31, 2019 from $3.6 million for the three months ended April 1, 2018, with the primary increases in the Company’s unmanned systems business. As a percentage of revenues, R&D decreased to 2.4% for the three months ended March 31, 2019 from 2.5% of revenues in the three months ended April 1, 2018. R&D expenditures are primarily related to investments we are making in conjunction with our customers, with the objectives of the Company’s products being the new platform for or “designed-in” to certain new long-term program opportunities and the Company owning certain intellectual property rights for products that support these programs as well as technology upgrades and refresh activities that are necessary for the next generation of our existing product lines specifically in our space and satellite communications business.

Unused Office Space, Restructuring Expenses, and Other. The expense of $0.1 million for the three months ended March 31, 2019 was primarily due to employee termination costs related to personnel reduction actions taken in the first quarter of 2019. The expense of $0.4 million for the three months ended April 1, 2018 was primarily due to employee termination costs related to personnel reduction actions taken in the first quarter of 2018.

Other Expense, Net.  Other expense, net increased to $6.0 million from $4.8 million for the three months ended March 31, 2019 and April 1, 2018, respectively. The increase in expense of $1.2 million is primarily related to foreign transaction gains and losses, which changed from a transaction gain of $0.3 million in the three months ended April 1, 2018 to a transaction loss of $0.5 million in the three months ended March 31, 2019, as well as due to an increase of $0.5 million in the three months ended March 31, 2019 related to interest expense on finance type lease liabilities.

Provision (Benefit) for Income Taxes from Continuing Operations. Income taxes from continuing operations changed from a provision of $0.9 million in the three months ended April 1, 2018 to a benefit of $1.5 million for the three months ended March 31, 2019. For the three months ended April 1, 2018, the expense was a function of the estimated effective tax rate for the year. The estimated effective tax rate is driven by estimated foreign taxes, estimated federal and state taxes, permanent book/tax differences, tax amortization of intangible assets that have an indefinite life under accounting principles generally accepted in the U.S. and the projected income or loss for the year. The benefit for the three months ended March 31, 2019 was primarily related to the acquisition of FTT. In accordance with ASC Topic 805, we established deferred tax liabilities of approximately $4.4 million for the increase in the financial statement basis of the acquired assets of FTT. As a result of our ability to recognize deferred tax assets for these deferred tax liabilities, we released valuation allowance against our deferred tax assets and recognized an income tax benefit of $3.4 million. This benefit was partially offset by current federal, foreign and state taxes of $0.3 million and uncertain tax position liabilities of $1.6 million.

Loss from Discontinued Operations. The loss from discontinued operations was $0.6 million for the three months ended March 31, 2019, primarily reflecting the work performed in relation to outstanding tasks on legacy projects retained by the Company following the sale of the PSS business. The loss from discontinued operations was $3.5 million for the three months ended April 1, 2018 which includes a $2.0 million increase in contract costs on certain security system deployment projects for a metropolitan transit authority and $0.8 million of transaction expenses related to the disposition.

Backlog

     On March 31, 2019, we had approximately $620.2 million of total backlog, of which $539.5 million was funded. We expect to recognize approximately 57% of the remaining total backlog as revenue in 2019, an additional 23% by 2020 and the balance thereafter.

Total backlog is our estimate of the amount of revenue expected to be realized over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Total backlog can include award fees, incentive fees, or other variable consideration estimated based on the most likely amount the Company is expected to be entitled to receive, to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur. Total backlog can include both funded and unfunded future revenue under government contracts. Total backlog does not include orders for which neither party has performed and which each party has the unilateral right to terminate a wholly unperformed contract without compensating the other party. As such, total backlog generally does not include options for additional performance obligations which have not been executed unless they are considered a material right of the base agreement/contract. For indefinite delivery or indefinite quantity contracts, only awarded or funded task orders are included for backlog purposes.

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

Liquidity and Capital Resources

As of March 31, 2019, we had cash and cash equivalents of $178.4 million compared with cash and cash equivalents of $182.7 million as of December 30, 2018, which includes $17.1 million and $12.0 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, however, earnings of these foreign subsidiaries are essentially considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. they could be repatriated, and their repatriation into the U.S. may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

Our total debt, including principal due on our Notes, increased from $294.2 million at December 30, 2018 to $294.4 million at March 31, 2019, due to the amortization of the discount on our Notes and the amortization of deferred financing costs.

We use our operating cash flow to finance trade accounts receivable, fund necessary increases in inventory, fund capital expenditures, our internal research and development investments and our ongoing operations, service our debt and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services since a number of our receivables are contractually billable and due to us only when certain contractual milestones are achieved. Financing increases in inventory balances is necessary to fulfill shipment requirements to meet delivery schedules of our customers. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our days sales outstanding (“DSO”) have increased from 131 days as of December 30, 2018 to 136 days at March 31, 2019, primarily as a result of certain contractual billing milestones which have not yet been achieved. Our DSOs are impacted by the achievement of contractual billing milestones such as equipment shipments and deliveries on certain products, and for certain flight requirements that must be fulfilled on certain aerial target programs, or final billings which are not due until completion on certain projects, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time. We are currently in dispute with an international customer in our US segment over approximately $11.2 million in unbilled receivables outstanding as of March 31, 2019. The dispute concerns the completion of flight requirements and contractual milestones.

A summary of our net cash provided by (used in) operating activities from continuing operations, investing activities from continuing operations, and financing activities from continuing operations and our cash flows from discontinued operations from our condensed consolidated statements of cash flows is as follows (in millions):

	Three Months Ended
	March 31, 2019	April 1, 2018
Net cash provided by operating activities from continuing operations	$16.0	$6.5
Net cash used in investing activities from continuing operations	(21.6)	(6.7)
Net cash provided by financing activities from continuing operations	0.8	0.4
Net operating cash flows of discontinued operations	0.3	(3.1)

Net cash provided by operating activities from continuing operations for the three months ended March 31, 2019 was positively impacted by increased operating income as compared to the three months ended April 1, 2018, partially offset by changes in working capital accounts. The net use in working capital accounts for the three months ended March 31, 2019 includes approximately $0.6 million of internal development investments we are making related to the Low Cost Attritable Unmanned Aerial System Demonstration (“LCASD”).

Net cash used in investing activities from continuing operations for the three months ended March 31, 2019 is comprised of the acquisition of FTT and capital expenditures, which consist primarily of investments in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business. Net cash used in investing activities for the three months ended April 1, 2018 is comprised of capital expenditures, which consist primarily of investment in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business. During the three months ended March 31, 2019, capital expenditures of approximately $1.7 million were incurred in our US business, primarily related to our unmanned combat target initiative. We expect our capital expenditures for FY 2019 to continue to be significant for investments we are making in our US business totaling approximately $15 to $18 million, including approximately $4 to $6 million for capital aerial targets and related support equipment and tooling that we are building and approximately $6 to $8 million related to investments we are making to build-out our new Oklahoma manufacturing facility and a new secured facility for our US business.

Net cash provided by financing activities from continuing operations was $0.8 million for the three months ended March 31, 2019. Net cash provided by financing activities from continuing operations was $0.4 million for the three months ended April 1, 2018.

The operating cash flows from discontinued operations for the three month period ended March 31, 2019 is substantially related to the discontinued operations of our PSS business unit. During the three month period ended March 31, 2019, approximately $1.0 million was collected on amounts due related to the legacy projects retained by the Company. The operating cash flows from discontinued operations for the three month period ended April 1, 2018 is substantially related to the discontinued operations of our PSS business unit, including transaction expenses incurred related to the divestiture of this business.

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

The Indenture contains covenants limiting, among other things, our ability and the Subsidiary Guarantors’ ability to: (a) pay dividends on or make distributions or repurchase or redeem our capital stock or make other restricted payments; (b) incur additional debt and guarantee debt; (c) prepay, redeem or repurchase certain debt; (d) issue certain preferred stock or similar equity securities; (e) make loans and investments; (f) sell assets; (g) incur liens; (h) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (i) enter into transactions with affiliates; and (j) enter into agreements restricting our ability and certain of its subsidiaries’ ability to pay dividends. These covenants are subject to a number of exceptions. As of March 31, 2019, we were in compliance with the covenants contained in the Indenture governing the 6.5% Notes.

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

As of March 31, 2019, there was $300.0 million of 6.5% Notes outstanding.

Other Indebtedness

Credit Agreement

On November 20, 2017, we entered into an amended and restated credit and security agreement (the “Credit Agreement”), with the lenders from time to time party thereto, SunTrust Bank, as Agent (the “Agent”), PNC Bank, National Association (“PNC Bank”), as Joint Lead Arranger and Documentation Agent, and SunTrust Robinson Humphrey, Inc. (“SunTrust”), as Joint Lead Arranger and Sole Book Runner. The Credit Agreement established a five-year senior secured revolving credit facility in the aggregate principal amount of $90.0 million (subject to a potential increase of the aggregate principal amount to $115.0 million, subject to the Agent’s and applicable lenders’ approval as described therein), consisting of a subline for letters of credit in an amount not to exceed $50.0 million, as well as a swingline loan in an aggregate principal amount at any time outstanding not to exceed $10.0 million. The obligations under the Credit Agreement are secured by (i) a first priority lien on our accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property)and (ii) a second priority lien, junior to the lien securing our 6.5% Notes, on all of our other assets.

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

The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, and investments, and limits on other various payments, as well as a financial covenant relating to a minimum fixed charge coverage ratio. Events of default under the terms of the Credit Agreement include, but are not limited to: failure of the Company to pay any principal of any loans in full when due and payable; failure of the Company to pay any interest on any loan or any fee or other amount payable under the Credit Agreement within three business days after the date when due and payable; failure of the Company or any of its subsidiaries to comply with certain covenants and agreements, subject to applicable grace periods and/or notice requirements; any representation, warranty or statement made in or pursuant to the Credit Agreement or any related writing or any other material information furnished by us or any of our subsidiaries to the Agent or the lenders proving to be false or erroneous; and the occurrence of an event or condition having or reasonably likely to have a material adverse effect, which includes a material adverse effect on the business, operations, condition (financial or otherwise) or our prospects or our ability to repay our obligations. Where an event of default arises from certain bankruptcy events, the commitments will automatically and immediately terminate and the principal of, and interest then outstanding on, all of the loans will become immediately due and payable. Subject to certain notice requirements and other conditions, upon the occurrence of an event of default, including the occurrence of a condition having or reasonably likely to have a material adverse effect, commitments may be terminated and the principal of, and interest then outstanding on, all of the loans may become immediately due and payable. As of March 31, 2019, no event of default had occurred and we believe that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Credit Agreement, have not occurred and the likelihood of such events or conditions occurring is remote.

The measurement of a minimum fixed charge coverage ratio under the Credit Agreement was modified in November 2017 to require measurement if Excess Availability (as defined in the Credit Agreement) is less than 50% of the lesser of the borrowing base or the total commitment amount.

On June 11, 2018, the Company entered into a first amendment (the “First Amendment”) to the amended and restated Credit Agreement. Among other things, the First Amendment permitted the sale of the PSS business, provided that certain conditions, including application of the proceeds in accordance with the terms of documents governing the Company’s outstanding indebtedness, were satisfied.

As of March 31, 2019, there were no borrowings outstanding on the Credit Agreement and $5.7 million was outstanding on letters of credit, resulting in net borrowing base availability of $65.4 million. We were in compliance with the financial covenants of the Credit Agreement and its amendments as of March 31, 2019.

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

Effective December 31, 2018, we adopted the requirements of ASC 842 utilizing the optional transition method as discussed in Note 1 to the accompanying Condensed Consolidated Financial Statements. Other than the adoption of ASC 842, there have been no significant changes to our “Critical Accounting Policies or Estimates” as compared to the significant accounting policies described in the Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Since December 30, 2018, there have been no material changes in the quantitative or qualitative aspects of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in the Form 10-K.

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

We operate under the COSO (Committee of Sponsoring Organizations) 2013 Framework. There was no change in our internal control over financial reporting during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 14 of the Notes to the Condensed Consolidated Financial Statements contained within this Quarterly Report for a discussion of our legal proceedings.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2019, there were no unregistered sales of the Company’s equity securities during the three-month period ended March 31, 2019.

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
2.3#*
Purchase Agreement, dated February 27, 2019, by and among Kratos Defense & Security Solutions, Inc., Shirley Brostmeyer, (“SB”), Joseph Brostmeyer (“JB”), certain trusts established by SB, JB and members of their immediate family, and JB, as the Sellers Representative.
					*
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc., as amended.	10-K	02/27/2017 (001-34460)	3.1
3.2	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc.,as amended.	10-K	02/27/2017 (001-34460)	3.2
4.1	Specimen Stock Certificate.	10-K	02/27/2017 (001-34460)	4.1
4.2	Indenture, dated as of November 20, 2017, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent.	8-K	11/21/2017 (001-34460)	4.1
4.3	First Supplemental Indenture, dated as of December 21, 2017, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantor as party thereto, and Wilmington Trust, National Association, as Trustee.	10-K	02/28/2018 (001-34460)	4.5
10.1	Amended and Restated Lease Agreement, dated as of January 1, 2019, by and between STORE Capital Acquisitions, LLC and Kratos RT Logic, Inc.	10-K	02/28/2019 (001-34460)	10.34
10.2
Exchange Agreement, dated February 27, 2019, by and among Kratos Defense & Security Solutions, Inc., FTT CORE, LLC, Florida Turbine Technologies, Inc., Shirley Brostmeyer (“SB”), Joseph Brostmeyer (“JB”), and certain trusts established by SB, JB and members of their immediate family.
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
101
Financial statements from the Quarterly Report on Form 10-Q of Kratos Defense & Security Solutions, Inc. for the quarter ended March 31, 2019 formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Notes to the Condensed Consolidated Financial Statements.
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

*    Certain confidential information contained in this Exhibit has been omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ MARIA CERVANTES DE BURGREEN, CPA
Maria Cervantes de Burgreen
Vice President and Corporate Controller
(Principal Accounting Officer)
Date:	May 8, 2019