Form 10-Q
period 2019-06-30
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2019-07-31
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019
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
10680 Treena St., Suite 600
San Diego, CA 92131
(858) 812-7300
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	KTOS	The NASDAQ Global Select Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of July 26, 2019, 106,104,642 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

INDEX

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets at June 30, 2019 and December 30, 2018 (unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2019 and July 1, 2018 (unaudited)	4

	Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2019 and July 1, 2018 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and July 1, 2018 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Mine Safety Disclosures	36

Item 5.	Other Information	36

Item 6.	Exhibits	37

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)

	June 30, 2019
	(Unaudited)	December 30, 2018
Assets
Current assets:
Cash and cash equivalents	$176.2	$182.7
Restricted cash	—	0.3
Accounts receivable, net	67.8	64.6
Unbilled receivables, net	169.1	172.8
Inventoried costs	75.4	46.8
Prepaid expenses	10.3	8.9
Other current assets	11.9	10.3
Current assets of discontinued operations	5.3	8.3
Total current assets	516.0	494.7
Property, plant and equipment, net	115.5	67.1
Operating lease right-of-use assets	43.8	—
Goodwill	459.4	425.7
Intangible assets, net	32.4	16.1
Other assets	6.5	6.5
Total assets	$1,173.6	$1,010.1
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$52.7	$46.6
Accrued expenses	39.2	38.1
Accrued compensation	32.1	33.5
Accrued interest	1.6	1.6
Billings in excess of costs and earnings on uncompleted contracts	38.8	34.9
Current portion of operating lease liabilities	12.1	—
Other current liabilities	8.9	4.7
Current liabilities of discontinued operations	3.5	5.3
Total current liabilities	188.9	164.7
Long-term debt principal, net of current portion	294.6	294.2
Operating lease liabilities, net of current portion	37.8	—
Other long-term liabilities	74.6	25.5
Long-term liabilities of discontinued operations	2.8	6.4
Total liabilities	598.7	490.8
Commitments and contingencies
Redeemable noncontrolling interest (Note 12)	15.4	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares outstanding at June 30, 2019 and December 30, 2018	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 105,914,292 and 103,766,899 shares issued and outstanding at June 30, 2019 and December 30, 2018, respectively	—	—
Additional paid-in capital	1,277.8	1,244.5
Accumulated other comprehensive loss	(0.8)	(0.7)
Accumulated deficit	(717.5)	(724.5)
Total stockholders’ equity	559.5	519.3
Total liabilities and stockholders’ equity	$1,173.6	$1,010.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Service revenues	$73.7	$47.0	$136.3	$93.0
Product sales	114.2	104.2	212.0	201.2
Total revenues	187.9	151.2	348.3	294.2
Cost of service revenues	50.6	33.2	92.6	66.1
Cost of product sales	89.2	78.7	162.7	148.0
Total costs	139.8	111.9	255.3	214.1
Gross profit	48.1	39.3	93.0	80.1
Selling, general and administrative expenses	33.7	30.1	65.2	59.9
Merger and acquisition expenses	0.6	—	1.8	—
Research and development expenses	4.5	3.6	8.4	7.2
Restructuring expenses and other	0.3	3.0	0.4	3.4
Operating income from continuing operations	9.0	2.6	17.2	9.6
Other income (expense):
Interest expense, net	(5.3)	(5.7)	(10.8)	(10.8)
Other income (expense), net	0.1	(0.6)	(0.4)	(0.3)
Total other expense, net	(5.2)	(6.3)	(11.2)	(11.1)
Income (loss) from continuing operations before income taxes	3.8	(3.7)	6.0	(1.5)
Provision for income taxes from continuing operations	2.5	0.1	1.0	1.0
Income (loss) from continuing operations	1.3	(3.8)	5.0	(2.5)
Discontinued operations
Income (loss) from operations of discontinued component	2.9	(5.7)	2.4	(9.6)
Income tax benefit	0.1	1.8	—	2.2
Income (loss) from discontinued operations	3.0	(3.9)	2.4	(7.4)
Net income (loss)	4.3	(7.7)	7.4	(9.9)
Less: Net income attributable to noncontrolling interest	0.4	—	0.4	—
Net income (loss) attributable to Kratos	$3.9	$(7.7)	$7.0	$(9.9)
Basic income (loss) per common share attributable to Kratos:
Income (loss) from continuing operations	$0.01	$(0.04)	$0.04	$(0.02)
Income (loss) from discontinued operations	0.03	(0.03)	0.02	(0.08)
Net income (loss) per common share	$0.04	$(0.07)	$0.06	$(0.10)
Diluted income (loss) per common share attributable to Kratos:
Income (loss) from continuing operations	$0.01	$(0.04)	$0.04	$(0.02)
Income (loss) from discontinued operations	0.03	(0.03)	0.02	(0.08)
Net income (loss) per common share	$0.04	$(0.07)	$0.06	$(0.10)

Weighted average common shares outstanding:
Basic	106.1	103.7	105.5	103.7
Diluted	109.4	103.7	108.6	103.7
Comprehensive Income (Loss)
Net income (loss) (from above)	$4.3	$(7.7)	$7.4	$(9.9)
Change in cumulative translation adjustment	(0.1)	0.1	(0.1)	—
Comprehensive income (loss)	4.2	(7.6)	7.3	(9.9)
Less: Comprehensive income attributable to noncontrolling interest	0.4	—	0.4	—
Comprehensive income (loss) attributable to Kratos	$3.8	$(7.6)	$6.9	$(9.9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 31, 2017	$—	103.3	$—	$1,233.7	$(1.4)	$(720.8)	$511.5
Impact from the adoption of ASC 606	—	—	—	—	—	(0.2)	(0.2)
Stock-based compensation	—	—	—	1.7	—	—	1.7
Issuance of common stock for employee stock purchase plan, options and warrants	—	0.2	—	1.8	—	—	1.8
Net loss	—	—	—	—	—	(2.2)	(2.2)
Other comprehensive income (loss), net of tax	—	—	—	—	(0.1)	—	(0.1)
Balance April 1, 2018	$—	103.5	$—	$1,237.2	$(1.5)	$(723.2)	$512.5
Stock-based compensation	—	—	—	1.7	—	—	1.7
Restricted stock issued and related taxes	—	—	—	(0.1)	—	—	(0.1)
Net loss	—	—	—	—	—	(7.7)	(7.7)
Other comprehensive income (loss), net of tax	—	—	—	—	0.1	—	0.1
Balance, July 1, 2018	$—	103.5	$—	$1,238.8	$(1.4)	$(730.9)	$506.5

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 30, 2018	$—	103.8	$—	$1,244.5	$(0.7)	$(724.5)	$519.3
Stock-based compensation	—	—	—	2.6	—	—	2.6
Issuance of common stock for employee stock purchase plan, options and warrants	—	0.2	—	1.7	—	—	1.7
Restricted stock issued and related taxes	—	0.1	—	(0.8)	—	—	(0.8)
Issuance of common stock for acquisitions	—	1.8	—	27.0	—	—	27.0
Net income	—	—	—	—	—	3.1	3.1
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—
Changes in noncontrolling interest	15.0	—	—	—	—	—	—
Balance, March 31, 2019	$15.0	105.9	$—	$1,275.0	$(0.7)	$(721.4)	$552.9
Stock-based compensation	—	—	—	2.8	—	—	2.8
Net income	0.4	—	—	—	—	3.9	3.9
Other comprehensive income (loss), net of tax	—	—	—	—	(0.1)	—	(0.1)
Balance, June 30, 2019	$15.4	105.9	$—	$1,277.8	$(0.8)	$(717.5)	$559.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	June 30, 2019	July 1, 2018
Operating activities:
Net income (loss)	$7.4	$(9.9)
Income (loss) from discontinued operations	2.4	(7.4)
Income (loss) from continuing operations	5.0	(2.5)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	11.1	9.2
Amortization of lease right-of-use assets	5.4	—
Stock-based compensation	5.4	3.4
Deferred income taxes	(3.1)	(0.7)
Amortization of deferred financing costs	0.5	0.5
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	4.4	8.1
Unbilled receivables	8.6	(23.7)
Inventoried costs	(16.3)	0.5
Prepaid expenses and other assets	(0.4)	3.2
Operating lease liabilities	0.8	—
Accounts payable	3.6	6.0
Accrued expenses	—	(1.4)
Accrued compensation	(2.1)	3.9
Advance payments received on contracts	0.1	(0.6)
Billings in excess of costs and earnings on uncompleted contracts	2.0	(8.9)
Income tax receivable and payable	1.2	(1.0)
Other liabilities	(6.2)	5.4
Net cash provided by operating activities from continuing operations	20.0	1.4
Investing activities:
Cash paid for acquisitions, net of cash acquired	(17.6)	—
Capital expenditures	(9.8)	(11.0)
Proceeds from sale of assets	—	67.9
Net cash provided by (used in) investing activities from continuing operations	(27.4)	56.9
Financing activities:
Debt issuance costs	—	(0.1)
Expenses from the issuance of common stock	—	(1.1)
Repayment of debt	—	(0.5)
Payments under finance leases	(0.2)	—
Proceeds from exercise of restricted stock units, employee stock options, and employee stock purchase plan	0.9	1.8
Net cash provided by financing activities from continuing operations	0.7	0.1
Net cash flows of continuing operations	(6.7)	58.4
Net operating cash flows of discontinued operations	—	(6.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	(0.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	(6.8)	52.2
Cash, cash equivalents and restricted cash at beginning of period	183.0	130.9
Cash, cash equivalents and restricted cash at end of period	$176.2	$183.1

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

 The information as of June 30, 2019 and for the three and six months ended June 30, 2019 and July 1, 2018 is unaudited. The condensed consolidated balance sheet as of December 30, 2018 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 30, 2018, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2019 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

As discussed in “Acquisition” in Note 2, on February 27, 2019, the Company acquired 80.1% of the issued and outstanding shares of capital stock of Florida Turbine Technologies, Inc. (“FTT Inc.”), and 80.1% of the membership interests in FTT CORE, LLC (“FTT Core” and, together with FTT Inc.,“FTT”), for an aggregate purchase price of approximately $60 million. FTT is now the Kratos Turbine Technologies Division (the “KTT Division”), which is focused on the development and production of small, affordable, high-performance, jet engines for the next generation of tactical weapon systems and tactical jet unmanned aerial systems (“UAS”). The KTT Division is included in the Kratos Government Solutions (“KGS”) Segment.

(b)	Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its 100% owned subsidiaries and its majority owned subsidiaries, FTT Inc. and FTT Core, each of which is 80.1% owned. All inter-company transactions have been eliminated in consolidation. Noncontrolling interest consists of the remaining 19.9% interest in FTT Inc. and FTT Core. See Note 12 for further information related to the redeemable noncontrolling interest.

(c)	Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year. The three and six month periods ended June 30, 2019 and July 1, 2018 consisted of 13-week periods. There are 52 calendar weeks in the fiscal years ending on December 29, 2019 and December 30, 2018.

(d)    Accounting Estimates

There have been no significant changes in the Company’s accounting estimates for the six months ended June 30, 2019 as compared to the accounting estimates described in the Form 10-K.

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

The Company has revised its controls and processes to address the new lease standard and has completed the implementation and data input for our lease accounting software tool. The Company has elected the package of practical expedients, which, among other things, allows carry-forward of prior lease classifications under the prior standard. However, the Company has not elected to adopt the hindsight practical expedient and is therefore maintaining the lease terms previously determined under the prior lease standard. For all new and modified leases after adoption of the ASU, the Company has taken the component election allowing the Company to account for lease components together with non-lease components in the calculation of the lease asset and corresponding liability. Adoption of the new standard resulted in the recording of additional lease assets and lease liabilities on the unaudited condensed consolidated balance sheet. No cumulative-effect adjustment was recognized as the amount was not material, and the impact on the Company’s results of operations and cash flows was also not material. See Note 8 for additional disclosures.

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

The carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at June 30, 2019 and December 30, 2018 are presented in Note 10. The carrying value of all other financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued expenses, billings in excess of cost and earnings on uncompleted contracts, income taxes payable and short-term debt, approximated their estimated fair values at June 30, 2019 and December 30, 2018 due to the short-term nature of these instruments.

Note 2. Acquisition

On February 27, 2019, the Company acquired 80.1% of the issued and outstanding shares of capital stock of FTT Inc., and 80.1% of the membership interests in FTT Core for an aggregate purchase price of approximately $60 million. The purchase price was $33 million in cash, with approximately $17.7 million paid at close and approximately $15.3 million to be paid over a three-year period, subject to adjustments for transaction expenses, indebtedness, cash on hand, certain amounts payable or potentially payable to employees of FTT and post-closing working capital adjustments, and 1,825,406 shares of common stock (with a value of approximately $27 million).

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

The amounts of revenue and operating income of FTT included in the Company's condensed consolidated statement of operations for the three months ended June 30, 2019 are $17.2 million and $1.6 million, respectively. The amounts of revenue and operating income of FTT included in the Company's condensed consolidated statement of operations for the six months ended June 30, 2019 are $21.4 million and $1.7 million, respectively. Included in the merger and acquisition expenses, for the three and six months ended June 30, 2019 are transaction expenses of $0.1 million and $1.3 million, respectively, related to the acquisition of FTT.

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

For the six months ended June 30, 2019 (in millions):

Pro forma revenues	$356.4
Pro forma net income before tax	$5.1
Pro forma net income	$6.5
Pro forma net income attributable to Kratos	$6.3

Basic pro forma income per share attributable to Kratos	$0.06
Diluted pro forma income per share attributable to Kratos	$0.06

The pro forma financial information reflects pro forma adjustments for the additional amortization of $0.5 million associated with finite-lived intangible assets acquired. The weighted average common shares used to calculate income per share also reflect the issuance of 1,825,406 shares of our common stock in conjunction with the acquisition. Comparable amounts for the three months ended June 30, 2019 are not presented as the results for FTT for the quarter were fully included in the condensed consolidated financial statements.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. The majority of the Company’s contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation based on the relative estimated standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected-cost-plus-margin approach, under which the Company forecasts the expected costs of satisfying a performance obligation and then adds an appropriate margin for that distinct good or service.

Remaining Performance Obligations

The Company calculates revenues from remaining performance obligations as the dollar value of the remaining performance obligations on executed contracts. On June 30, 2019, the Company had approximately $620.3 million of remaining performance obligations. The Company expects to recognize approximately 41% of the remaining performance obligations as revenue in 2019, an additional 34% by 2020, and the balance thereafter.

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

Based on this analysis, any quarterly adjustments to net sales, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if it is determined the Company will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if it is determined the Company will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of the Company’s performance obligations. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined. No adjustment on any one contract was material to the Company’s unaudited condensed consolidated financial statements for the six-month periods ended June 30, 2019, and July 1, 2018.

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

Net contract assets and liabilities are as follows (in millions):

	June 30, 2019	December 30, 2018	Net Change
Contract assets	$169.1	$172.8	$(3.7)
Contract liabilities	$40.6	$37.0	$3.6
Net contract assets	$128.5	$135.8	$(7.3)

The change in the balances of the Company’s contract assets and liabilities primarily results from the advance payments from customers exceeding reductions from recognition of revenue as performance obligations were satisfied and related billings. There were no significant impairment losses related to any receivables or contract assets arising from the Company’s contracts with customers during the six months ended June 30, 2019. For the three and six months ended June 30, 2019, the Company recognized revenue of $16.6 million and $21.3 million, respectively, that was previously included in the beginning balance of contract liabilities.

Disaggregation of Revenue

The following series of tables presents the Company’s revenue disaggregated by several categories. For the majority of contracts, the customer obtains control or receives benefits as work is performed on the contract. Revenue by contract type was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Revenues
Kratos Government Solutions
Fixed price	$122.5	$101.5	$231.6	$203.3
Cost plus fee	14.3	7.2	23.5	14.4
Time and materials	8.6	6.9	15.8	13.1
Total Kratos Government Solutions	145.4	115.6	270.9	230.8
Unmanned Systems
Fixed price	34.0	29.1	61.2	51.0
Cost plus fee	8.1	5.9	15.5	11.4
Time and materials	0.4	0.6	0.7	1.0
Total Unmanned Systems	42.5	35.6	77.4	63.4
Total Revenues	$187.9	$151.2	$348.3	$294.2

Revenue by customer was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Kratos Government Solutions
U.S. Government (1)	$96.3	$77.7	$183.1	$154.5
International (2)	28.4	23.4	53.3	44.4
U.S. Commercial and other customers	20.7	14.5	34.5	31.9
Total Kratos Government Solutions	145.4	115.6	270.9	230.8
Unmanned Systems
U.S. Government (1)	37.6	28.9	67.7	53.0
International (2)	4.5	6.6	9.0	10.3
U.S. Commercial and other customers	0.4	0.1	0.7	0.1
Total Unmanned Systems	42.5	35.6	77.4	63.4
Total Revenues	$187.9	$151.2	$348.3	$294.2

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

The Company currently expects to receive approximately $70 million of aggregate net cash proceeds from the Transaction, after taking into account amounts to be paid by the Company pursuant to a negotiated transaction services agreement between the Company and Buyer, receipt by the Company of approximately $7.0 million in net working capital retained by the Company, and associated transaction fees and expenses, excluding the impact of the final settlement and determination of the closing working capital adjustment. The Company currently expects that the net working capital retained by the Company will be settled in 2019 once certain legacy projects are completed and the project close-out process has been completed. Through June 30, 2019, approximately $1.5 million has been collected related to these legacy projects. The Company incurred approximately $2.7 million of transaction related costs, which was reflected in the loss from discontinued operations in the periods incurred. The Company currently expects to recognize a net break-even on the sale of the PSS business once the aggregate net proceeds described above have been collected, excluding the impact of the final settlement and determination of the closing net working capital adjustment. Any changes or adjustments to the expected net proceeds will be reflected in future periods.

The following table presents the results of discontinued operations (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Revenue	$—	$19.2	$0.1	$43.1
Cost of sales	0.2	14.5	0.7	33.4
Selling, general and administrative expenses	0.5	8.5	0.6	16.6
Other (income) expense	(3.6)	1.9	(3.6)	2.7
Income (loss) from discontinued operations before income taxes	2.9	(5.7)	2.4	(9.6)
Income tax benefit	0.1	1.8	—	2.2
Income (loss) from discontinued operations	$3.0	$(3.9)	$2.4	$(7.4)

Revenue and operating results for the three and six months ended June 30, 2019 reflected the work performed in relation to tasks on the legacy projects retained by the Company. Operating results for 2018 are through the date of divestiture of June 11, 2018. Revenue and operating results for the six months ended July 1, 2018 were impacted by approximately $1.8 million and $2.0 million, respectively, of cost adjustments on certain security system deployment projects for a mass transit authority. Transaction expenses of $1.9 million and $2.7 million primarily comprised of investment advisory fees, legal fees, and other direct transaction expenses related to the Transaction were included in Other (income) expense, net for the three and six months ended July 1, 2018, respectively. Other (income) expense for the three and six months ended June 30, 2019 includes a $3.6 million gain as a result of the release of an indemnification liability following the lapse of the statute of limitations associated with a potential tax liability that was recorded in 2015 as part of the sale of the Company’s Electronics Products Division. Depreciation expense included in Selling, general and administrative expenses was $0.0 million and $0.1 million for the three months ended June 30, 2019 and July 1, 2018, respectively, and $0.0 million and $0.1 million for the six months ended June 30, 2019 and July 1, 2018, respectively.

The following is a summary of the assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets as of June 30, 2019 and December 30, 2018 (in millions):

	June 30, 2019	December 30, 2018
Accounts receivable, net and unbilled receivables, net	$5.2	$8.2
Other current assets	0.1	0.1
Current assets of discontinued operations	$5.3	$8.3

Accounts payable	$0.3	$0.3
Accrued expenses	0.2	0.4
Other current liabilities	3.0	4.6
Current liabilities of discontinued operations	$3.5	$5.3
Other long-term liabilities of discontinued operations	$2.8	$6.4

Note 5. Goodwill and Intangible Assets

(a)	Goodwill

The carrying amounts of goodwill as of June 30, 2019 and December 30, 2018 by reportable segment are as follows (in millions):

	As of June 30, 2019
	Kratos Government Solutions	Unmanned Systems	Total
Gross value	$601.6	$111.1	$712.7
Less accumulated impairment	239.5	13.8	253.3
Net	$362.1	$97.3	$459.4

	As of December 30, 2018
	Kratos Government Solutions	Unmanned Systems	Total
Gross value	$567.9	$111.1	$679.0
Less accumulated impairment	239.5	13.8	253.3
Net	$328.4	$97.3	$425.7

(b)    Purchased Intangible Assets

The following table sets forth information for finite-lived and indefinite-lived intangible assets (in millions):

	As of June 30, 2019			As of December 30, 2018
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$63.8	$(51.7)	$12.1	$52.6	$(50.6)	$2.0
Contracts and backlog	32.1	(27.3)	4.8	29.9	(26.4)	3.5
Developed technology and technical know-how	25.0	(22.6)	2.4	25.0	(21.3)	3.7
Trade names	1.8	(1.6)	0.2	1.4	(1.4)	—
In-process research and development	6.0	—	6.0	—	—	—
Total finite-lived intangible assets	128.7	(103.2)	25.5	108.9	(99.7)	9.2
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$135.6	$(103.2)	$32.4	$115.8	$(99.7)	$16.1

Consolidated amortization expense related to intangible assets subject to amortization was $2.0 million and $1.5 million for the three months ended June 30, 2019 and July 1, 2018, respectively, and $3.5 million and $3.2 million for the six months ended June 30, 2019 and July 1, 2018, respectively.

Note 6. Inventoried Costs

Inventoried costs, net of progress payments, consisted of the following components (in millions):

	June 30, 2019	December 30, 2018
Raw materials	$45.9	$34.7
Work in process	25.5	10.3
Finished goods	4.1	1.8
Subtotal inventoried costs	75.5	46.8
Less: Customer advances and progress payments	(0.1)	—
Total inventoried costs	$75.4	$46.8

Note 7. Net Income (Loss) per Common Share

The Company calculates net income (loss) per share in accordance with FASB Accounting Standards Codification Topic 260, Earnings per Share (Topic 260). Under Topic 260, basic net income (loss) per common share attributable to the Kratos shareholders is calculated by dividing net income (loss) attributable to Kratos by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per common share attributable to the Kratos shareholders reflects the effects of potentially dilutive securities. The dilutive impact of potentially dilutive common shares is determined by applying the treasury stock method.

Shares from stock options and awards, excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive, were 0.0 million and 0.0 million for the three and six months ended June 30, 2019, respectively, and 0.4 million and 0.4 million for the three and six months ended July 1, 2018.

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

As a result of a lease modification for our expanded facilities in Colorado, in the first quarter of 2019, the Company was required to reassess the classification of the lease which previously had been accounted for as an operating lease. This reassessment resulted in the reclassification of the operating lease to a $39.3 million finance lease.

The components of lease expense were as follows (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Amortization of right of use assets - finance leases	$0.5	$1.0
Interest on lease liabilities - finance leases	0.6	1.2
Operating lease cost (cost resulting from lease payments)	3.7	6.7
Short-term lease cost	0.2	0.4
Variable lease cost (cost excluded from lease payments)	0.1	0.1
Sublease income	(0.8)	(1.6)
Total lease cost	$4.3	$7.8

The components of leases on the balance sheet were as follows (in millions):

June 30, 2019
Operating Leases:
Operating lease right-of-use assets	$43.8
Current portion of operating lease liabilities	$12.1
Operating lease liabilities, net of current portion	$37.8
Finance leases:
Property, plant and equipment, net	$38.6
Other current liabilities	$0.6
Other long-term liabilities	$38.7

Cash paid for amounts included in the measurement of lease liabilities was as follows (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Finance lease - cash paid for interest	$0.6	$1.2
Finance lease - financing cash flows	$0.1	$0.2
Operating lease - operating cash flows (fixed payments)	$4.0	$7.3

Other supplemental noncash information (in millions):

Operating lease liabilities arising from obtaining right-of-use assets, including impact of ASC 842 adoption	$8.5	$55.7
Finance lease liabilities arising from obtaining right-of-use assets, including impact of ASC 842 adoption	$—	$39.6

Weighted-average remaining lease term (in years):
Operating leases		5.6
Finance leases		19.4

Weighted-average discount rate:
Operating leases		6.55%
Finance leases		6.53%

The maturity of lease liabilities is (in millions):

	Operating Leases	Finance Leases
2019 (1)	$7.9	$1.5
2020	11.9	3.2
2021	9.3	3.2
2022	7.8	3.3
2023	7.4	3.3
Thereafter	15.7	57.3
Total lease payments	60.0	71.8
Less: imputed interest	(10.1)	(32.5)
Total present value of lease liabilities	$49.9	$39.3
(1) Excludes the six months ended June 30, 2019.

Rental expense for operating leases classified under ASC 840 for the three months ended July 1, 2018 was approximately $3.7 million net of sublease income of approximately $0.8 million. Rental expense for operating leases classified under ASC 840 for the six months ended July 1, 2018 was approximately $7.5 million net of sublease income of approximately $1.6 million. As of December 30, 2018, future minimum lease payments under operating leases, which does not include $4.3 million in sublease income on the Company’s operating leases as classified under ASC 840, were as follows (in millions):

Year ending December 30, 2018	Operating Leases
2019	$16.5
2020	12.0
2021	9.6
2022	8.1
2023	7.9
Thereafter	63.1
Total minimum lease payments	$117.2

Note 9. Income Taxes

A reconciliation of the income tax expense (benefit) from continuing operations computed by applying the statutory federal income tax rate of 21% to income from continuing operations before income taxes to the income tax provision for the three and six months ended June 30, 2019 and July 1, 2018 was as follows (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Income tax expense (benefit) at federal statutory rate	$0.8	$(0.8)	$1.3	$(0.3)
State and foreign taxes, net of federal tax benefit and valuation allowance	1.0	(0.1)	1.2	0.1
Release of valuation allowance due to FTT acquisition	—	—	(3.4)	—
Global intangible low-taxed income	—	(0.3)	—	(0.2)
Nondeductible expenses and other	0.3	(0.3)	0.4	(0.2)
Impact of deferred tax liabilities for indefinite-lived assets	0.2	(0.8)	0.3	(0.4)
Increase in reserves for uncertain tax positions	1.3	1.1	2.9	1.4
Increase (decrease) in federal valuation allowance	(1.1)	1.3	(1.7)	0.6
Total income tax provision	$2.5	$0.1	$1.0	$1.0

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
For the six months ended June 30, 2019, there was no impact of such limitations on the income tax provision, since the amount of taxable income did not exceed the annual limitation amount. However, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOLs or other tax attributes may be further limited.
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
As of December 30, 2018, the Company had $17.7 million of unrecognized tax benefits that, if recognized, would impact the Company’s effective income tax rate, subject to possible offset by an increase in the deferred tax asset valuation allowance. During the six months ended June 30, 2019, unrecognized tax benefits increased by $1.9 million relating to various current year positions.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the six months ended June 30, 2019 and July 1, 2018, the Company recorded an expense for interest and penalties of $1.1 million and $0.4 million, respectively. For the six months ended June 30, 2019 and July 1, 2018, there was no material benefit recorded related to the removal of interest and penalties. The Company believes that it is reasonably possible that as much as $0.4 million of the liabilities for uncertain tax positions will expire within twelve months of June 30, 2019 due to the expiration of various applicable statutes of limitations.

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

The Indenture contains covenants limiting, among other things, the Company’s ability and the Subsidiary Guarantors’ ability to: (a) pay dividends on or make distributions or repurchase or redeem the Company’s capital stock or make other restricted payments; (b) incur additional debt and guarantee debt; (c) prepay, redeem or repurchase certain debt; (d) issue certain preferred stock or similar equity securities; (e) make loans and investments; (f) sell assets; (g) incur liens; (h) consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; (i) enter into transactions with affiliates; and (j) enter into agreements restricting the Company’s ability and certain of its subsidiaries’ ability to pay dividends. These covenants are subject to a number of exceptions. As of June 30, 2019, the Company was in compliance with the covenants contained in the Indenture governing the 6.5% Notes.

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

As of June 30, 2019, there was $300.0 million of 6.5% Notes outstanding.

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

The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, and investments, and limits on other various payments, as well as a financial covenant relating to a minimum fixed charge coverage ratio. Events of default under the terms of the Credit Agreement include, but are not limited to: failure of the Company to pay any principal of any loans in full when due and payable; failure of the Company to pay any interest on any loan or any fee or other amount payable under the Credit Agreement within three business days after the date when due and payable; failure of the Company or any of its subsidiaries to comply with certain covenants and agreements, subject to applicable grace periods and/or notice requirements; any representation, warranty or statement made in or pursuant to the Credit Agreement or any related writing or any other material information furnished by the Company or any of its subsidiaries to the Agent or the lenders proving to be false or erroneous; and the occurrence of an event or condition having or reasonably likely to have a material adverse effect, which includes a material adverse effect on the business, operations, condition (financial or otherwise) or prospects of the Company or the ability of the Company to repay its obligations. Where an event of default arises from certain bankruptcy events, the commitments will automatically and immediately terminate and the principal of, and interest then outstanding on, all of the loans will become immediately due and payable. Subject to certain notice requirements and other conditions, upon the occurrence of an event of default, including the occurrence of a condition having or reasonably likely to have a material adverse effect, commitments may be terminated and the principal of, and interest then outstanding on, all of the loans may become immediately due and payable. As of June 30, 2019, no event of default had occurred and the Company believes that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Credit Agreement, have not occurred and the likelihood of such events or conditions occurring is remote.

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

As of June 30, 2019, there were no borrowings outstanding on the Credit Agreement and $5.7 million was outstanding on letters of credit, resulting in net borrowing base availability of $64.8 million. The Company was in compliance with the financial covenants of the Credit Agreement and its amendments as of June 30, 2019.

Fair Value of Long-term Debt

Carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at June 30, 2019 and December 30, 2018 are presented in the following table:

	As of June 30, 2019			As of December 30, 2018
$ in millions	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Total long-term debt including current portion	$300.0	$294.6	$322.5	$300.0	$294.2	$305.3

The fair value of the Company’s long-term debt was based upon actual trading activity (Level 1, Observable inputs -quoted prices in active markets).

 As of June 30, 2019, the difference between the carrying amount of $294.6 million and the principal amount of $300.0 million presented in the table above is the unamortized debt issuance costs of $5.4 million, which are being accreted to interest expense over the term of the related debt. As of December 30, 2018, the difference between the carrying amount of $294.2 million and the principal amount of $300.0 million presented in the table above is the unamortized debt issuance costs of $5.8 million, which are being accreted to interest expense over the term of the related debt.

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

 Revenues, depreciation and amortization, and operating income generated by the Company’s reportable segments for the three and six month periods ended June 30, 2019 and July 1, 2018 are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Revenues:
Kratos Government Solutions
Service revenues	$73.7	$47.0	$136.3	$93.0
Product sales	71.7	68.6	134.6	137.8
Total Kratos Government Solutions	145.4	115.6	270.9	230.8
Unmanned Systems
Service revenues	—	—	—	—
Product sales	42.5	35.6	77.4	63.4
Total Unmanned Systems	42.5	35.6	77.4	63.4
Total revenues	$187.9	$151.2	$348.3	$294.2
Depreciation & amortization:
Kratos Government Solutions	$4.8	$3.3	$8.7	$6.9
Unmanned Systems	1.2	1.4	2.4	2.3
Total depreciation and amortization	$6.0	$4.7	$11.1	$9.2
Operating income from continuing operations:
Kratos Government Solutions	$10.7	$5.0	$22.1	$12.9
Unmanned Systems	1.7	2.0	2.3	2.8
Corporate Activities	(3.4)	(4.4)	(7.2)	(6.1)
Total operating income from continuing operations	$9.0	$2.6	$17.2	$9.6

Included in Corporate Activities for the three and six months ended June 30, 2019 is $0.1 million and $1.3 million of transaction expenses, respectively, related to the acquisition of FTT.

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

The Company adjusts the carrying value of such redeemable noncontrolling interest based on an allocation of subsidiary earnings based on ownership interest. Redeemable noncontrolling interest is recorded outside of permanent equity at the higher of its carrying value or management’s estimate of the amount (the “Redemption Amount”) that the Company could be required to pay in connection with the Put Rights. Adjustments to Redemption Amount will have a corresponding effect on net income per share attributable to Kratos shareholders.

As of June 30, 2019, the management estimate of the Redemption Amount of these Put Rights that the Company could be required to pay was less than the carrying value and no adjustment of the carrying value of the redeemable noncontrolling interest was required.

Note 13. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $133.9 million and $106.6 million, or 71% and 70% of total Kratos revenue, for the three months ended June 30, 2019 and July 1, 2018, respectively, and $250.8 million and $207.5 million, or 72% and 71% of total Kratos revenue for the six months ended June 30, 2019 and July 1, 2018, respectively.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” relating to our future financial performance, the market for our services and our expansion plans and opportunities. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements reflect our current beliefs, expectations and projections, are based on assumptions, and are subject to known and unknown risks and uncertainties that could cause our actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of these factors are beyond our ability to control or predict. As a result, you should not place undue reliance on forward-looking statements. Important risks and uncertainties that could cause our actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, but are not limited to: changes or cutbacks in spending or the appropriation of funding by the federal government, including the U.S. Department of Defense (the “DoD”), which could cause delays, cancellations or reductions of key government contracts; bid protests; changes in the scope or timing of our projects; the timing, rescheduling or cancellation of significant customer contracts and agreements; failure by our subcontractors or suppliers to perform their contractual obligations; our failure to meet performance obligations; if the unmanned systems markets do not experience significant growth, or if we cannot expand our customer base or if our products do not achieve broad acceptance which could impact our ability to achieve our anticipated level of growth; or consolidation by or the loss of key customers; risks of adverse regulatory action or litigation; risks associated with debt leverage; failure to successfully achieve our integration, cost reduction or divestiture strategies; risks related to security breaches, cybersecurity attacks or other significant disruptions of our information systems; risks related to unknown defects or errors in our products;
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

Overview

Kratos is a government contractor at the forefront of the DoD’s recapitalization of strategic weapon systems to address peer and near peer threats and its related Rapid Innovation Initiatives. Kratos is a leading technology, intellectual property, proprietary product and system company focused on the U.S. and its allies’ national security. Kratos is a recognized industry leader in the rapid development, demonstration and fielding of high technology systems and products at an affordable cost. Kratos’ primary focus areas are unmanned systems, space and satellite communications, microwave electronics, cyber security/warfare, training systems, missile defense, and C5ISR. We believe that our technology, intellectual property, proprietary products and designed-in positions on our customers’ programs, platforms and systems, and our ability to rapidly develop, demonstrate and field affordable leading technology systems gives us a competitive advantage and creates a high barrier to entry into our markets. Our workforce is primarily engineering and technically oriented with a significant number of employees holding national security clearances. Much of our work is performed at customer locations, or in a secure facility. Our entire organization is focused on executing our strategy of becoming the leading technology and intellectual property based company in our industry.

Industry Update

The Bipartisan Budget Act of 2018 was passed in February 2019 enacting full year appropriations for all U.S. Government agencies and consolidating the spending bills signed into law in September 2018. The legislation continues to mandate spending limits created by the Budget Control Act of 2011 (“BCA”) on U.S. Government discretionary spending for FY 2020 and FY 2021 that are lower than FY 2018 and FY 2019. The U.S. Governments fiscal year (“FY”) ends on September 30. On July 22, 2019, Congressional leaders from both parties and President Trump announced a two-year spending agreement that raises federal spending by approximately $320 billion over two years above limits set by the BCA and suspends the debt ceiling until the end of July 2021. The bill still requires Congressional and Presidential approval.

Considerable uncertainty still exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the Administration and Congress, what challenges budget reductions (required by the BCA and otherwise) will present for the defense industry and whether annual appropriations bills for all agencies will be enacted for FY 2020. If annual appropriations bills are not timely enacted for FY 2020 or beyond, the U.S. Government may again operate under a continuing resolution, restricting new contract or program starts, presenting resource allocation challenges and placing limitations on some planned program budgets, and we may face another government shutdown of unknown duration. If a prolonged government shutdown of the DoD were to occur, it could result in program cancellations, disruptions and/or stop work orders and could limit the U.S. Government’s ability to effectively progress programs and to make timely payments, and our ability to perform on our U.S. Government contracts and successfully compete for new work.

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

Key Financial Statement Concepts

Effective December 31, 2018, we adopted the requirements of ASU 2016-02, Leases, also referred to as
“ASC 842”, utilizing the optional transition method, as discussed in Note 1 to the accompanying Condensed Consolidated Financial Statements. Other than the adoption of ASC 842, there have been no changes to our key financial statement concepts for the six months ended June 30, 2019. For a complete description of our business and a discussion of our critical accounting matters, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.

Comparison of Results for the Three Months Ended June 30, 2019 to the Three Months Ended July 1, 2018

Revenues.  Revenues by operating segment for the three months ended June 30, 2019 and July 1, 2018 are as follows (dollars in millions):

	June 30, 2019	July 1, 2018	$ change	% change
Kratos Government Solutions
Service revenues	$73.7	$47.0	$26.7	56.8%
Product sales	71.7	68.6	3.1	4.5%
Total Kratos Government Solutions	145.4	115.6	29.8	25.8%
Unmanned Systems product sales	42.5	35.6	6.9	19.4%
Total revenues	$187.9	$151.2	$36.7

Total service revenues	$73.7	$47.0	$26.7	56.8%
Total product sales	114.2	104.2	10.0	9.6%
Total revenues	$187.9	$151.2	$36.7	24.3%

Revenues increased $36.7 million to $187.9 million for the three months ended June 30, 2019 from $151.2 million for the three months ended July 1, 2018. Revenues in our KGS segment increased $29.8 million due to the acquisition of FTT, which contributed approximately $17.2 million, and increases in our training systems, space and satellite communications and modular systems businesses with aggregate increased revenue of $14.5 million, offset partially by reductions in our legacy government services business of $1.7 million. Revenues in our US segment increased primarily due to increased production of the U.S. Air Force AFSAT 167 targets and our SSAT/177 aerial targets for the U.S. Navy.

Product sales increased $10.0 million to $114.2 million for the three months ended June 30, 2019 from $104.2 million for the three months ended July 1, 2018 primarily due to increased production in our US business and our modular systems business. As a percentage of total revenue, product sales were 60.8% for the three months ended June 30, 2019 as compared to 68.9% for the three months ended July 1, 2018. Service revenues increased by $26.7 million to $73.7 million for the three months ended June 30, 2019 from $47.0 million for the three months ended July 1, 2018. The increase was primarily related to work performed in our recently acquired FTT business as well increased work in the training solutions, space and satellite communications and ballistic missile targets businesses within KGS.

Cost of Revenues.  Cost of revenues increased $27.9 million to $139.8 million for the three months ended June 30, 2019 from $111.9 million for the three months ended July 1, 2018. The increase in cost of revenues was primarily a result of the increase in revenues discussed above.

Gross margin decreased to 25.6% for the three months ended June 30, 2019 from 26.0% for the three months ended July 1, 2018. Margins on services increased to 31.3% for the three months ended June 30, 2019 from 29.4% for the three months ended July 1, 2018, due primarily to a more favorable mix of revenues, primarily in our space and satellite communications and training solutions businesses and our recently acquired FTT business. Margins on products decreased to 21.9% for the three months ended June 30, 2019 from 24.5% for the three months ended July 1, 2018, primarily due to the mix of products produced. Margins in the KGS segment decreased slightly to 27.4% for the three months ended June 30, 2019 from 27.6% for the three months ended July 1, 2018. Margins in the US segment decreased to 19.5% for the three months ended June 30, 2019 from 20.8% for the three months ended July 1, 2018, primarily due to a less favorable mix of products being produced during the three months ended June 30, 2019.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expense was $33.7 million for the three months ended June 30, 2019 and $30.1 million for the three months ended July 1, 2018. As a percentage of revenues, SG&A decreased to 17.9% at June 30, 2019 from 19.9% at July 1, 2018, which is primarily due to the leverage on the fixed SG&A infrastructure as revenues have increased, as well as the impact of cost reduction actions taken during 2018.

Research and Development (“R&D”) Expenses.  R&D expenses increased $0.9 million to $4.5 million for the three months ended June 30, 2019 from $3.6 million for the three months ended July 1, 2018, with the primary increases in our space and satellite communications business. As a percentage of revenues, R&D remained flat at 2.4% for the three months ended June 30, 2019 and the three months ended July 1, 2018. R&D expenditures are primarily related to investments we are making in conjunction with our customers, with the objectives of our products being the new platform for or “designed-in” to certain new long-term program opportunities and our ownership of certain intellectual property rights for products that support these programs as well as technology upgrades and refresh activities that are necessary for the next generation of our existing product lines specifically in our space and satellite communications business.

Restructuring Expenses and Other. The expense of $0.3 million for the three months ended June 30, 2019 was primarily due to employee termination costs related to personnel reduction actions taken in the second quarter of 2019. The expense of $3.0 million for the three months ended July 1, 2018 was primarily due to a litigation settlement of $2.3 million, approximately $0.5 million of litigation-related fees and approximately $0.2 million of employee termination costs related to personnel reduction actions taken in the second quarter of 2018.

Other Expense, Net.  Other expense, net decreased to $5.2 million from $6.3 million for the three months ended June 30, 2019 and July 1, 2018, respectively. The decrease in other expense, net, of $1.1 million is primarily related to a decrease in foreign transaction loss of $0.6 million, as well as due to an increase in interest income of $0.5 million.

Provision for Income Taxes from Continuing Operations. Income tax expense from continuing operations for the three months ended June 30, 2019 and July 1, 2018 was $2.5 million and $0.1 million, respectively. For the three months ended June 30, 2019 and July 1, 2018, the expense was primarily a function of the estimated effective tax rate for the year. The estimated effective tax rate is driven by estimated foreign taxes, estimated federal and state taxes, permanent book/tax differences, tax amortization of intangible assets that have an indefinite life under accounting principles generally accepted in the U.S. and the projected income or loss for the year.

Income (loss) from Discontinued Operations. The income from discontinued operations was $3.0 million for the three months ended June 30, 2019, and includes a $3.6 million gain as a result of the release of an indemnification liability following the lapse of the statute of limitations associated with a potential tax liability that was recorded in 2015 as part of the sale of the our Electronics Products Division. This gain was offset by a loss of $0.6 million from operating activities primarily reflecting the work performed in relation to outstanding tasks on legacy projects retained by us following the sale of the PSS business and legal expenses related to the closing working capital dispute with the buyer of the PSS business. The loss from discontinued operations of $3.9 million for the three months ended July 1, 2018 includes a loss of $2.0 million from operating activities through the completion of the disposition and approximately $1.9 million of transaction expenses related to the disposition.

Comparison of Results for the Six Months Ended June 30, 2019 to the Six Months Ended July 1, 2018

Revenues.  Revenues by operating segment for the six months ended June 30, 2019 and July 1, 2018 are as follows (dollars in millions):

	June 30, 2019	July 1, 2018	$ change	% change
Kratos Government Solutions
Service revenues	$136.3	$93.0	$43.3	46.6%
Product sales	134.6	137.8	(3.2)	(2.3)%
Total Kratos Government Solutions	270.9	230.8	40.1	17.4%
Unmanned Systems product sales	77.4	63.4	14.0	22.1%
Total revenues	$348.3	$294.2	$54.1

Total service revenues	$136.3	$93.0	$43.3	46.6%
Total product sales	212.0	201.2	10.8	5.4%
Total revenues	$348.3	$294.2	$54.1	18.4%

Revenues increased $54.1 million to $348.3 million for the six months ended June 30, 2019 from $294.2 million for the six months ended July 1, 2018. Revenues in our KGS segment increased $40.1 million due to the recent FTT acquisition which contributed $21.4 million, along with increases in our satellite communications, modular systems, training systems and our ballistic missile target businesses which contributed increased revenues of $24.9 million, partially offset by reductions of approximately $3.4 million resulting from reduced revenues in our legacy government services business which has been impacted by continued commoditization and price competitiveness in the government services industry due to contract awards on a lowest price technically acceptable basis rather than on a best value basis. Revenues in our US segment increased due to increased execution on low rate initial production of our SSAT/177 aerial targets for the U.S. Navy, production on our AFSAT 167 aerial targets for the U.S. Air Force and low rate initial production on other programs, which resulted in increased revenues of $14.0 million.

Product sales increased $10.8 million to $212.0 million for the six months ended June 30, 2019 from $201.2 million for the six months ended July 1, 2018, primarily as a result of increased production activity in our US segment. As a percentage of total revenue, product sales were 60.9% for the six months ended June 30, 2019 as compared to 68.4% for the six months ended July 1, 2018. Service revenues increased by $43.3 million to $136.3 million for the six months ended June 30, 2019 from $93.0 million for the six months ended July 1, 2018. The increase was primarily related to work performed in our recently acquired FTT business as well increased work in the training solutions, space and satellite communications and ballistic missile targets businesses within KGS.

Cost of Revenues.  Cost of revenues increased $41.2 million to $255.3 million for the six months ended June 30, 2019 from $214.1 million for the six months ended July 1, 2018. The increase in cost of revenues was primarily a result of the revenue changes discussed above.

Gross margin decreased to 26.7% for the six months ended June 30, 2019 from 27.2% for the six months ended July 1, 2018. Margins on services increased to 32.1% for the six months ended June 30, 2019 from 28.9% for the six months ended July 1, 2018, due primarily to a more favorable mix of revenues. Margins on product sales decreased to 23.3% for the six months ended June 30, 2019 from 26.4% for the six months ended July 1, 2018, primarily due to the mix of products. Margins in the KGS segment remained flat at 28.7% for the six months ended June 30, 2019 and for the six months ended July 1, 2018. Margins in the US segment decreased to 19.6% for the six months ended June 30, 2019 from 21.9% for the six months ended July 1, 2018, primarily due to a less favorable mix and execution of products produced and shipped during the six months ended June 30, 2019.

SG&A Expenses.  SG&A expense was $65.2 million for the six months ended June 30, 2019 and $59.9 million for the six months ended July 1, 2018. As a percentage of revenues, SG&A decreased to 18.7% at June 30, 2019 from 20.4% at July 1, 2018, which is primarily due to the leverage on the fixed SG&A infrastructure as revenues have increased, as well as the impact of cost reduction actions taken by us.

R&D Expenses.  R&D expenses were $8.4 million for the six months ended June 30, 2019 and $7.2 million for the six months ended July 1, 2018. As a percentage of revenues, R&D remained flat at 2.4% for the six months ended June 30, 2019 and for the six months ended July 1, 2018. R&D expenditures are primarily related to investments we are making in conjunction with our customers, with our objectives for our products being the new platform for or “designed-in” to certain new long-term program opportunities and our ownership of certain intellectual property rights for products that support these programs as well as technology upgrades and refresh activities that are necessary for the next generation of our existing product lines specifically in our space and satellite communications business.

Restructuring Expenses and Other. The expense of $0.4 million for the six months ended June 30, 2019 was primarily due to employee termination costs related to personnel reduction actions taken in the first and second quarters of 2019. The expense of $3.4 million for the six months ended July 1, 2018 was primarily due to a litigation settlement of $2.3 million, related legal costs of approximately $0.5 million and employee termination costs of approximately $0.6 million related to personnel reduction actions taken in the first and second quarters of 2018.

Other Expense, Net.  Other expense, net, increased to $11.2 million from $11.1 million for the six months ended June 30, 2019 and July 1, 2018, respectively.

Provision for Income Taxes from Continuing Operations.  Income tax expense from continuing operations for both the six months ended June 30, 2019 and July 1, 2018 was $1.0 million. For the six months ended June 30, 2019 and July 1, 2018, the expense was primarily a function of the estimated effective tax rate for the year. The estimated effective tax rate is driven by estimated foreign taxes, estimated federal and state taxes, permanent book/tax differences, tax amortization of intangible assets that have an indefinite life under GAAP and the projected income or loss for the year.

 Income (loss) from Discontinued Operations. The income from discontinued operations was $2.4 million for the six months ended June 30, 2019, and includes a $3.6 million gain as a result of the release of an indemnification liability following the lapse of the statute of limitations associated with a potential tax liability that was recorded in 2015 as part of the sale of the our Electronics Products Division. This gain was offset by a loss of $1.2 million from operating activities primarily reflecting the work performed in relation to outstanding tasks on legacy projects retained by us following the sale of the PSS business and legal expenses related to the closing working capital dispute with the buyer of the PSS business. The loss from discontinued operations was $7.4 million for the six months ended July 1, 2018 which includes a gain from disposal of $0.0 million and a loss of $4.7 million from operating activities through the completion of the disposition and approximately $2.7 million of transaction-related expenses related to the disposition.

Backlog

     On June 30, 2019, we had approximately $620.3 million of total backlog, of which $545.4 million was funded. We expect to recognize approximately 41% of the remaining total backlog as revenue in 2019, an additional 34% by 2020 and the balance thereafter. Our comparable total backlog balance as of July 1, 2018, was approximately $501.9 million of which $451.9 million was funded.

Total backlog is our estimate of the amount of revenue expected to be realized over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Total backlog can include award fees, incentive fees, or other variable consideration estimated based on the most likely amount we expect to be entitled to receive, to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur. Total backlog can include both funded and unfunded future revenue under government contracts. Total backlog does not include orders for which neither party has performed and which each party has the unilateral right to terminate a wholly unperformed contract without compensating the other party. As such, total backlog generally does not include options for additional performance obligations which have not been executed unless they are considered a material right of the base agreement/contract. For indefinite delivery or indefinite quantity contracts, only awarded or funded task orders are included for backlog purposes.

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

A significant number of the programs that Kratos’ systems, products and solutions support are multi-year/multi-decade in nature. Accordingly, based on historical customer usage or operational tempo, we have reasonable expectations or visibility of what ultimate orders for Kratos’ systems, products and solutions will be. We do not include these expected amounts in its backlog until a related contract award is received.

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

Liquidity and Capital Resources

As of June 30, 2019, we had cash and cash equivalents of $176.2 million compared with cash and cash equivalents of $182.7 million as of December 30, 2018, which includes $18.2 million and $12.0 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, however, earnings of these foreign subsidiaries are essentially considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. they could be repatriated, and their repatriation into the U.S. may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

Our total long-term debt, including principal due on our Notes, increased from $294.2 million at December 30, 2018 to $294.6 million at June 30, 2019, due to the amortization of the discount on our Notes and the amortization of deferred financing costs.

We use our operating cash flow to finance trade accounts receivable, fund necessary increases in inventory, fund capital expenditures, our internal research and development investments and our ongoing operations, service our debt and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services since a number of our receivables are contractually billable and due to us only when certain contractual milestones are achieved. Financing increases in inventory balances is necessary to fulfill shipment requirements to meet delivery schedules of our customers. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our days sales outstanding (“DSO”) have decreased from 131 days as of December 30, 2018 to 115 days at June 30, 2019, primarily as a result of certain contractual billing milestones which have been achieved and collected. Our DSOs are impacted by the achievement of contractual billing milestones such as equipment shipments and deliveries on certain products, and for certain flight requirements that must be fulfilled on certain aerial target programs, or final billings which are not due until completion on certain projects, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time. We are currently in dispute with an international customer in our US segment over approximately $11.2 million in unbilled receivables outstanding as of June 30, 2019. The dispute concerns the completion of flight requirements and contractual milestones.

A summary of our net cash provided by (used in) operating activities from continuing operations, investing activities from continuing operations, and financing activities from continuing operations and our cash flows from discontinued operations from our condensed consolidated statements of cash flows is as follows (in millions):

	Six Months Ended
	June 30, 2019	July 1, 2018
Net cash provided by operating activities from continuing operations	$20.0	$1.4
Net cash provided by (used in) investing activities from continuing operations	(27.4)	56.9
Net cash provided by financing activities from continuing operations	0.7	0.1
Net operating cash flows of discontinued operations	—	(6.1)

Net cash provided by operating activities from continuing operations for the six months ended June 30, 2019 was positively impacted by increased operating income as compared to the six months ended July 1, 2018, partially offset by changes in working capital accounts. The net use in working capital accounts for the six months ended June 30, 2019 includes approximately $0.8 million of internal development investments we are making related to the Low Cost Attritable Unmanned Aerial System Demonstration (“LCASD”).

Net cash used in investing activities from continuing operations for the six months ended June 30, 2019 is comprised of the acquisition of FTT and capital expenditures, which consist primarily of investments in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business. Net cash provided by investing activities from continuing operations for the six months ended July 1, 2018 was positively impacted by the approximately $67.9 million net proceeds, net of related transaction expenses, received from the disposition of our PSS business unit. These proceeds were partially offset by capital expenditures of $11.0 million, which consist primarily of investments in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business. During the six months ended June 30, 2019, capital expenditures of approximately $5.3 million were incurred in our US business, primarily related to our unmanned combat target initiative. We expect our capital expenditures for FY 2019 to continue to be significant for investments we are making in our US business totaling approximately $15 to $18 million, including approximately $4 to $6 million for capital aerial targets and related support equipment and tooling that we are building and approximately $6 to $8 million related to investments we are making to build-out our new Oklahoma manufacturing facility and a new secured facility for our US business.

Net cash provided by financing activities from continuing operations was $0.7 million for the six months ended June 30, 2019. Net cash provided by financing activities from continuing operations was $0.1 million for the six months ended July 1, 2018.

The operating cash flows from discontinued operations for the six month period ended June 30, 2019 is substantially related to the discontinued operations of our PSS business unit. During the six month period ended June 30, 2019, approximately $1.5 million was collected on amounts due related to the legacy projects retained by us. The operating cash flows from discontinued operations for the six month period ended July 1, 2018 is substantially related to the discontinued

operations of our PSS business unit, including transaction expenses incurred related to the divestiture of this business and legal expenses we have incurred related to the dispute on the closing working capital with the buyer of our PSS business unit.

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

The Indenture contains covenants limiting, among other things, our ability and the Subsidiary Guarantors’ ability to: (a) pay dividends on or make distributions or repurchase or redeem our capital stock or make other restricted payments; (b) incur additional debt and guarantee debt; (c) prepay, redeem or repurchase certain debt; (d) issue certain preferred stock or similar equity securities; (e) make loans and investments; (f) sell assets; (g) incur liens; (h) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (i) enter into transactions with affiliates; and (j) enter into agreements restricting our ability and certain of its subsidiaries’ ability to pay dividends. These covenants are subject to a number of exceptions. As of June 30, 2019, we were in compliance with the covenants contained in the Indenture governing the 6.5% Notes.

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

As of June 30, 2019, there was $300.0 million of 6.5% Notes outstanding.

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

The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, and investments, and limits on other various payments, as well as a financial covenant relating to a minimum fixed charge coverage ratio. Events of default under the terms of the Credit Agreement include, but are not limited to: failure of the Company to pay any principal of any loans in full when due and payable; failure of the Company to pay any interest on any loan or any fee or other amount payable under the Credit Agreement within three business days after the date when due and payable; failure of the Company or any of its subsidiaries to comply with certain covenants and agreements, subject to applicable grace periods and/or notice requirements; any representation, warranty or statement made in or pursuant to the Credit Agreement or any related writing or any other material information furnished by us or any of our subsidiaries to the Agent or the lenders proving to be false or erroneous; and the occurrence of an event or condition having or reasonably likely to have a material adverse effect, which includes a material adverse effect on the business, operations, condition (financial or otherwise) or our prospects or our ability to repay our obligations. Where an event of default arises from certain bankruptcy events, the commitments will automatically and immediately terminate and the principal of, and interest then outstanding on, all of the loans will become immediately due and payable. Subject to certain notice requirements and other conditions, upon the occurrence of an event of default, including the occurrence of a condition having or reasonably likely to have a material adverse effect, commitments may be terminated and the principal of, and interest then outstanding on, all of the loans may become immediately due and payable. As of June 30, 2019, no event of default had occurred and we believe that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Credit Agreement, have not occurred and the likelihood of such events or conditions occurring is remote.

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

As of June 30, 2019, there were no borrowings outstanding on the Credit Agreement and $5.7 million was outstanding on letters of credit, resulting in net borrowing base availability of $64.8 million. We were in compliance with the financial covenants of the Credit Agreement and its amendments as of June 30, 2019.

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

We operate under the COSO (Committee of Sponsoring Organizations) 2013 Framework. There was no change in our internal control over financial reporting during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
2.1#	Stock Purchase Agreement, dated February 28, 2018, among Kratos Defense & Security Solutions, Inc., Kratos Public Safety & Security Solutions, Inc. and Securitas Electronic Security, Inc.	10-Q	05/10/2018 (001-34460)	2.2
2.2#*	Purchase Agreement, dated February 27, 2019, by and among Kratos Defense & Security Solutions, Inc., Shirley Brostmeyer, (“SB”), Joseph Brostmeyer (“JB”), certain trusts established by SB, JB and members of their immediate family, and JB, as the Sellers Representative.	10-Q	05/08/2019 (001-34460)	2.3
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc., as amended.	10-K	02/27/2017 (001-34460)	3.1
3.2	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc., as amended.	10-K	02/27/2017 (001-34460)	3.2
4.1	Specimen Stock Certificate.	10-K	02/27/2017 (001-34460)	4.1
4.2	Indenture, dated as of November 20, 2017, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent.	8-K	11/21/2017 (001-34460)	4.1
4.3	First Supplemental Indenture, dated as of December 21, 2017, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantor as party thereto, and Wilmington Trust, National Association, as Trustee.	10-K	02/28/2018 (001-34460)	4.5
10.1	Executive Employment Agreement, dated January 1, 2017, by and between Kratos Defense & Security Solutions, Inc. and Ben Goodwin				*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.				*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.				*
101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
1.01.SCH	XBRL Taxonomy Extension Schema Document				*
1.01.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
1.01.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
1.01.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
1.01.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ MARIA CERVANTES DE BURGREEN, CPA
Maria Cervantes de Burgreen
Vice President and Corporate Controller
(Principal Accounting Officer)
Date:	July 31, 2019