Form 10-Q
period 2019-09-29
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2019-11-05
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of November 1, 2019, 106,269,609 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2019

INDEX

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets at September 29, 2019 and December 30, 2018 (unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 29, 2019 and September 30, 2018 (unaudited)	4

	Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 29, 2019 and September 30, 2018 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 29, 2019 and September 30, 2018 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Mine Safety Disclosures	37

Item 5.	Other Information	37

Item 6.	Exhibits	38

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)

	September 29, 2019
	(Unaudited)	December 30, 2018
Assets
Current assets:
Cash and cash equivalents	$181.0	$182.7
Restricted cash	—	0.3
Accounts receivable, net	65.6	64.6
Unbilled receivables, net	176.2	172.8
Inventoried costs	68.2	46.8
Prepaid expenses	10.1	8.9
Other current assets	9.9	10.3
Current assets of discontinued operations	4.6	8.3
Total current assets	515.6	494.7
Property, plant and equipment, net	115.7	67.1
Operating lease right-of-use assets	44.8	—
Goodwill	458.1	425.7
Intangible assets, net	37.8	16.1
Other assets	6.3	6.5
Total assets	$1,178.3	$1,010.1
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42.4	$46.6
Accrued expenses	39.0	38.1
Accrued compensation	36.2	33.5
Accrued interest	6.5	1.6
Billings in excess of costs and earnings on uncompleted contracts	34.0	34.9
Current portion of operating lease liabilities	10.9	—
Other current liabilities	8.9	4.7
Current liabilities of discontinued operations	3.6	5.3
Total current liabilities	181.5	164.7
Long-term debt principal, net of current portion	294.8	294.2
Operating lease liabilities, net of current portion	39.5	—
Other long-term liabilities	77.5	25.5
Long-term liabilities of discontinued operations	2.8	6.4
Total liabilities	596.1	490.8
Commitments and contingencies
Redeemable noncontrolling interest (Note 12)	15.5	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares outstanding at September 29, 2019 and December 30, 2018	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 106,269,609 and 103,766,899 shares issued and outstanding at September 29, 2019 and December 30, 2018, respectively	—	—
Additional paid-in capital	1,282.7	1,244.5
Accumulated other comprehensive loss	(1.0)	(0.7)
Accumulated deficit	(715.0)	(724.5)
Total stockholders’ equity	566.7	519.3
Total liabilities and stockholders’ equity	$1,178.3	$1,010.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Service revenues	$70.8	$54.9	$207.1	$147.9
Product sales	113.3	104.5	325.3	305.7
Total revenues	184.1	159.4	532.4	453.6
Cost of service revenues	50.2	34.3	142.8	100.4
Cost of product sales	85.3	81.0	248.0	229.0
Total costs	135.5	115.3	390.8	329.4
Gross profit	48.6	44.1	141.6	124.2
Selling, general and administrative expenses	32.5	29.5	97.7	89.4
Merger and acquisition expenses	0.1	—	1.9	—
Research and development expenses	4.6	4.4	13.0	11.6
Restructuring expenses and other	(0.1)	0.1	0.3	3.5
Operating income from continuing operations	11.5	10.1	28.7	19.7
Other expense:
Interest expense, net	(5.4)	(5.0)	(16.2)	(15.8)
Other expense, net	(0.7)	(0.3)	(1.1)	(0.6)
Total other expense, net	(6.1)	(5.3)	(17.3)	(16.4)
Income from continuing operations before income taxes	5.4	4.8	11.4	3.3
Provision for income taxes from continuing operations	2.8	3.4	3.8	4.4
Income (loss) from continuing operations	2.6	1.4	7.6	(1.1)
Discontinued operations
Income (loss) from operations of discontinued component	—	0.5	2.4	(9.1)
Income tax benefit (expense)	—	(0.2)	—	2.0
Income (loss) from discontinued operations	—	0.3	2.4	(7.1)
Net income (loss)	2.6	1.7	10.0	(8.2)
Less: Net income attributable to noncontrolling interest	0.1	—	0.5	—
Net income (loss) attributable to Kratos	$2.5	$1.7	$9.5	$(8.2)
Basic income (loss) per common share attributable to Kratos:
Income (loss) from continuing operations	$0.02	$0.01	$0.07	$(0.01)
Income (loss) from discontinued operations	—	0.01	0.02	(0.07)
Net income (loss) per common share	$0.02	$0.02	$0.09	$(0.08)
Diluted income (loss) per common share attributable to Kratos:
Income (loss) from continuing operations	$0.02	$0.01	$0.07	$(0.01)
Income (loss) from discontinued operations	—	0.01	0.02	(0.07)
Net income (loss) per common share	$0.02	$0.02	$0.09	$(0.08)

Weighted average common shares outstanding:
Basic	106.5	103.9	105.8	103.8
Diluted	109.9	106.4	109.0	103.8
Comprehensive Income (Loss)
Net income (loss) (from above)	$2.6	$1.7	$10.0	$(8.2)
Change in cumulative translation adjustment	(0.2)	—	(0.3)	—
Comprehensive income (loss)	2.4	1.7	9.7	(8.2)
Less: Comprehensive income attributable to noncontrolling interest	0.1	—	0.5	—
Comprehensive income (loss) attributable to Kratos	$2.3	$1.7	$9.2	$(8.2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended September 30, 2018 and September 29, 2019
(in millions)
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance July 1, 2018	$—	103.5	$—	$1,238.8	$(1.4)	$(730.9)	$506.5
Stock-based compensation	—	—	—	1.7	—	—	1.7
Issuance of common stock for employee stock purchase plan, options and warrants	—	0.3	—	1.9	—	—	1.9
Restricted stock issued and related taxes	—	—	—	—	—	—	—
Net income	—	—	—	—	—	1.7	1.7
Other comprehensive income, net of tax	—	—	—	—	0.1	—	0.1
Balance, September 30, 2018	$—	103.8	$—	$1,242.4	$(1.3)	$(729.2)	$511.9

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, June 30, 2019	$15.4	105.9	$—	$1,277.8	$(0.8)	$(717.5)	$559.5
Stock-based compensation	—	—	—	2.8	—	—	2.8
Issuance of common stock for employee stock purchase plan, options and warrants	—	0.3	—	2.2	—	—	2.2
Restricted stock issued and related taxes	—	0.1	—	(0.1)	—	—	(0.1)
Net income	0.1	—	—	—	—	2.5	2.5
Other comprehensive income (loss), net of tax	—	—	—	—	(0.2)	—	(0.2)
Balance, September 29, 2019	$15.5	106.3	$—	$1,282.7	$(1.0)	$(715.0)	$566.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2018 and September 29, 2019
(in millions)
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 31, 2017	$—	103.3	$—	$1,233.7	$(1.4)	$(720.8)	$511.5
Impact from the adoption of ASC 606	—	—	—	—	—	(0.2)	(0.2)
Stock-based compensation	—	—	—	5.1	—	—	5.1
Issuance of common stock for employee stock purchase plan, options and warrants	—	0.5	—	3.7	—	—	3.7
Restricted stock issued and related taxes	—	—	—	(0.1)	—	—	(0.1)
Net loss	—	—	—	—	—	(8.2)	(8.2)
Other comprehensive income (loss), net of tax	—	—	—	—	0.1	—	0.1
Balance, September 30, 2018	$—	103.8	$—	$1,242.4	$(1.3)	$(729.2)	$511.9

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 30, 2018	$—	103.8	$—	$1,244.5	$(0.7)	$(724.5)	$519.3
Stock-based compensation	—	—	—	8.2	—	—	8.2
Issuance of common stock for employee stock purchase plan, options and warrants	—	0.5	—	3.9	—	—	3.9
Restricted stock issued and related taxes	—	0.2	—	(0.9)	—	—	(0.9)
Issuance of common stock for acquisitions	—	1.8	—	27.0	—	—	27.0
Net income	0.5	—	—	—	—	9.5	9.5
Other comprehensive loss, net of tax	—	—	—	—	(0.3)	—	(0.3)
Changes in noncontrolling interest	15.0	—	—	—	—	—	—
Balance, September 29, 2019	$15.5	106.3	$—	$1,282.7	$(1.0)	$(715.0)	$566.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	September 29, 2019	September 30, 2018
Operating activities:
Net income (loss)	$10.0	$(8.2)
Income (loss) from discontinued operations	2.4	(7.1)
Income (loss) from continuing operations	7.6	(1.1)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	16.8	13.6
Amortization of lease right-of-use assets	8.7	—
Stock-based compensation	8.2	5.1
Deferred income taxes	(4.1)	0.5
Amortization of deferred financing costs	0.7	0.7
Provision for doubtful accounts	—	0.4
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	7.4	13.8
Unbilled receivables	2.0	(29.2)
Inventoried costs	(10.3)	0.9
Prepaid expenses and other assets	(0.2)	(4.2)
Operating lease liabilities	(3.1)	—
Accounts payable	(6.5)	8.2
Accrued expenses	(0.3)	(1.0)
Accrued compensation	0.9	2.0
Advance payments received on contracts	—	(0.6)
Accrued interest	4.8	4.8
Billings in excess of costs and earnings on uncompleted contracts	(2.8)	(1.3)
Income tax receivable and payable	1.7	(0.8)
Other liabilities	(1.3)	3.6
Net cash provided by operating activities from continuing operations	30.2	15.4
Investing activities:
Cash paid for acquisitions, net of cash acquired	(17.6)	(2.9)
Capital expenditures	(17.9)	(17.9)
Proceeds from sale of assets	0.3	67.0
Net cash provided by (used in) investing activities from continuing operations	(35.2)	46.2
Financing activities:
Debt issuance costs	—	(0.1)
Expenses from the issuance of common stock	—	(1.1)
Repayment of debt	—	(0.8)
Payments under finance leases	(0.4)	—
Proceeds from exercise of restricted stock units, employee stock options, and employee stock purchase plan	3.0	3.7
Net cash provided by financing activities from continuing operations	2.6	1.7
Net cash flows of continuing operations	(2.4)	63.3
Net operating cash flows of discontinued operations	0.8	(6.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.4)	(0.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	(2.0)	56.6
Cash, cash equivalents and restricted cash at beginning of period	183.0	130.9
Cash, cash equivalents and restricted cash at end of period	$181.0	$187.5

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

 The information as of September 29, 2019 and for the three and nine months ended September 29, 2019 and September 30, 2018 is unaudited. The condensed consolidated balance sheet as of December 30, 2018 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 30, 2018, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2019 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

As discussed in “Acquisition” in Note 2, on February 27, 2019, the Company acquired 80.1% of the issued and outstanding shares of capital stock of Florida Turbine Technologies, Inc. (“FTT Inc.”), and 80.1% of the membership interests in FTT CORE, LLC (“FTT Core” and, together with FTT Inc.,“FTT”), for an aggregate purchase price of approximately $60 million. FTT is now the Kratos Turbine Technologies Division (the “KTT Division”), which is focused on the development and production of small, affordable, high-performance jet engines for the next generation of tactical weapon systems and tactical jet unmanned aerial systems (“UAS”). The KTT Division is included in the Kratos Government Solutions (“KGS”) Segment.

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

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year. The three month periods ended September 29, 2019 and September 30, 2018 consisted of 13-week periods. The nine month periods ended September 29, 2019 and September 30, 2018 consisted of 39-week periods. There are 52 calendar weeks in the fiscal years ending on December 29, 2019 and December 30, 2018.

(d)    Accounting Estimates

There have been no significant changes in the Company’s accounting estimates for the nine months ended September 29, 2019 as compared to the accounting estimates described in the Form 10-K.

(e)    Accounting Standards Updates

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 (“ASU 2016-02”), Leases, also referred to as “ASC 842”. ASU 2016-02 requires that lessees recognize assets and liabilities for the rights and obligations underlying leases with a lease term of more than one year. The amendments in this ASU are effective for annual periods beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018-11, Leases; Targeted Improvements, which, among other things, allows a company to elect an optional transition method that applies the new lease requirements through a cumulative-effect adjustment in the period of adoption. The Company adopted this standard on December 31, 2018 using the optional transition method, and, as a result, did not recast prior period unaudited condensed comparative financial statements. All prior period amounts and disclosures are presented under Accounting Standards Codification Topic 840, Leases (“ASC 840”).

The Company has revised its controls and processes to address the new lease standard and has completed the implementation and data input for its lease accounting software tool. The Company has elected the package of practical expedients, which, among other things, allows carry-forward of prior lease classifications under the prior standard. However, the Company has not elected to adopt the hindsight practical expedient and is therefore maintaining the lease terms previously determined under the prior lease standard. For all new and modified leases after adoption of ASU 2016-02, the Company has taken the component election allowing the Company to account for lease components together with non-lease components in the calculation of the lease asset and corresponding liability. Adoption of the new standard resulted in the recording of additional lease assets and lease liabilities on the unaudited condensed consolidated balance sheet. No cumulative-effect adjustment was recognized as the amount was not material, and the impact on the Company’s results of operations and cash flows was also not material. See Note 8 for additional disclosures.

In February 2018, the FASB issued ASU 2018-02 (“ASU 2018-02”), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”). ASU 2018-02 provides entities the option to reclassify tax effects to retained earnings from AOCI which are impacted by the Tax Cuts and Jobs Act of 2017. This ASU is effective for fiscal years beginning after December 15, 2018 but early adoption is permitted. The Company adopted this standard on December 31, 2018. The Company has a full valuation allowance for all tax benefits related to AOCI, and therefore, there are no tax effects to be reclassified to retained earnings.

In June 2016, the FASB issued ASU 2016-13 (“ASU 2016-13”), Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.

(f)	Fair Value of Financial Instruments

The carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at September 29, 2019 and December 30, 2018 are presented in Note 10. The carrying value of all other financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued expenses, billings in excess of cost and earnings on uncompleted contracts, income taxes payable and short-term debt, approximated their estimated fair values at September 29, 2019 and December 30, 2018 due to the short-term nature of these instruments.

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

FTT is a leading turbomachinery design and manufacturing company specializing in engineering, development, and testing of gas turbines, propulsion components, engine and other systems for military and commercial applications. FTT is now the KTT Division, which is focused on the development and production of small, affordable, high-performance jet engines for the next generation of tactical weapon systems and tactical jet UAS. The KTT Division is included in the KGS segment.

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
The transaction has been accounted for using the acquisition method of accounting, which requires, among other things, that the assets acquired, the liabilities assumed, and the noncontrolling interest be recognized at their fair values as of the acquisition date. The fair value measurements are based primarily on significant inputs not observable in the marketplace and thus represent Level 3 measurements. The following table summarizes the allocation of the purchase price over the estimated fair values of the major assets acquired, liabilities assumed, and noncontrolling interest (in millions):

Accounts receivable	$8.1
Unbilled receivables	5.4
Inventoried costs	9.2
Other current assets	1.8
Property and equipment	4.7
Intangible assets	26.9
Goodwill	26.4
Total identifiable net assets acquired	82.5
Total identifiable net liabilities assumed	(7.5)
Net assets before noncontrolling interest	75.0
Noncontrolling interest	(15.0)
Net assets acquired, excluding cash	$60.0

As of February 27, 2019, net liabilities include $7.5 million of current liabilities. There was no contingent purchase consideration associated with the acquisition of an 80.1% majority interest in FTT. The identifiable intangible assets include customer relationships of $16.3 million with a useful life of 13 years, in-process research and development of $8.5 million that will commence amortization at the completion of the development project, backlog of $1.6 million with a useful life of 2 years, and trade name of $0.5 million with a useful life of 2 year. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill. The Company also established a deferred tax liability of $6.3 million for the increase in the financial statement basis of the acquired assets of FTT and a corresponding increase in goodwill. The goodwill recorded in this transaction is not expected to be tax-deductible.

The amounts of revenue and operating loss of FTT included in the Company's condensed consolidated statement of operations for the three months ended September 29, 2019 are $16.3 million and $0.7 million, respectively. The amounts of revenue and operating income of FTT included in the Company's condensed consolidated statement of operations for the nine months ended September 29, 2019 are $37.7 million and $1.0 million, respectively. Included in the merger and acquisition expenses for the nine months ended September 29, 2019 are transaction expenses of $1.3 million related to the acquisition of FTT.

A summary of the consideration paid for the acquired ownership in FTT is as follow:

Cash paid	$20.7
Deferred purchase consideration	15.3
Common stock issued	27.0
63.0
Less: Cash acquired	(3.0)
Total consideration	$60.0

Pro Forma Financial Information

The following tables summarize the supplemental condensed consolidated statements of operations information on an unaudited pro forma basis as if the acquisition of FTT occurred on December 31, 2018 and include adjustments that were directly attributable to the foregoing transactions. There are no material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The pro forma results are for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results that would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations that may occur in the future:

For the nine months ended September 29, 2019 (all amounts, except per share amounts, are in millions):

Pro forma revenues	$540.5
Pro forma net income before tax	$10.6
Pro forma net income	$11.8
Pro forma net income attributable to Kratos	$11.6

Basic pro forma income per share attributable to Kratos	$0.11
Diluted pro forma income per share attributable to Kratos	$0.11

The weighted average common shares used to calculate income per share also reflects the issuance of 1,825,406 shares of our common stock in conjunction with the acquisition. Comparable amounts for the three months ended September 29, 2019 are not presented as the results for FTT for the quarter were fully included in the condensed consolidated financial statements.

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

Remaining Performance Obligations

The Company calculates revenues from remaining performance obligations as the dollar value of the remaining performance obligations on executed contracts. On September 29, 2019, the Company had approximately $608.7 million of remaining performance obligations. The Company expects to recognize approximately 27% of the remaining performance obligations as revenue in 2019, an additional 41% by 2020, and the balance thereafter.

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

Based on this analysis, any quarterly adjustments to net sales, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if it is determined the Company will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if it is determined the Company will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of the Company’s performance obligations. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined. No adjustment on any one contract was material to the Company’s unaudited condensed consolidated financial statements for the nine-month periods ended September 29, 2019, and September 30, 2018.

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

Net contract assets and liabilities are as follows (in millions):

	September 29, 2019	December 30, 2018	Net Change
Contract assets	$176.2	$172.8	$3.4
Contract liabilities	$34.0	$37.0	$(3.0)
Net contract assets	$142.2	$135.8	$6.4

The change in the balances of the Company’s contract assets and liabilities primarily results from the increases and decreases in advance payments from customers differing from the amount of revenue recognized as performance obligations were satisfied and the related billings. There were no significant impairment losses related to any receivables or contract assets arising from the Company’s contracts with customers during the nine months ended September 29, 2019. For the nine months ended September 29, 2019 and September 30, 2018 the Company recognized revenue of $26.6 million and $14.5 million, respectively, that was previously included in the beginning balance of contract liabilities.

Disaggregation of Revenue

The following series of tables presents the Company’s revenue disaggregated by several categories. For the majority of contracts, the customer obtains control or receives benefits as work is performed on the contract. Revenue by contract type was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Kratos Government Solutions
Fixed price	$114.6	$108.5	$346.2	$311.8
Cost plus fee	15.6	10.3	39.1	24.7
Time and materials	8.2	7.3	24.0	20.4
Total Kratos Government Solutions	138.4	126.1	409.3	356.9
Unmanned Systems
Fixed price	38.9	25.9	100.1	76.9
Cost plus fee	6.6	7.1	22.1	18.5
Time and materials	0.2	0.3	0.9	1.3
Total Unmanned Systems	45.7	33.3	123.1	96.7
Total Revenues	$184.1	$159.4	$532.4	$453.6

Revenue by customer was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Kratos Government Solutions
U.S. Government (1)	$89.1	$90.8	$272.2	$245.3
International (2)	29.6	22.3	82.9	66.7
U.S. Commercial and other customers	19.7	13.0	54.2	44.9
Total Kratos Government Solutions	138.4	126.1	409.3	356.9
Unmanned Systems
U.S. Government (1)	37.1	30.0	104.8	83.0
International (2)	8.3	2.7	17.3	13.0
U.S. Commercial and other customers	0.3	0.6	1.0	0.7
Total Unmanned Systems	45.7	33.3	123.1	96.7
Total Revenues	$184.1	$159.4	$532.4	$453.6

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

Including amounts received to date, the Company currently expects to receive approximately $70 million of aggregate net cash proceeds from the Transaction, after taking into account amounts to be paid by the Company pursuant to a negotiated transaction services agreement between the Company and Buyer, receipt by the Company of approximately $7.0 million in net working capital retained by the Company, and associated transaction fees and expenses, excluding the impact of the final settlement and determination of the closing net working capital adjustment. The Company currently expects that the net working capital retained by the Company will be settled in 2019 once certain legacy projects are completed and the project close-out process has been completed. Through September 29, 2019, approximately $2.4 million has been collected related to these legacy projects. The Company incurred approximately $2.7 million of transaction related costs, which was reflected in the loss from discontinued operations in the periods incurred. The Company currently expects to recognize a net break-even on the sale of the PSS business once the aggregate net proceeds described above have been collected, excluding the impact of the final settlement and determination of the closing net working capital adjustment. Any changes or adjustments to the expected net proceeds will be reflected in future periods.

The following table presents the results of discontinued operations (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Revenue	$0.2	$0.9	$0.3	$44.0
Cost of sales	—	0.4	0.7	33.8
Selling, general and administrative expenses	0.1	—	0.7	16.6
Other (income) expense	0.1	—	(3.5)	2.7
Income (loss) from discontinued operations before income taxes	—	0.5	2.4	(9.1)
Income tax benefit (expense)	—	(0.2)	—	2.0
Income (loss) from discontinued operations	$—	$0.3	$2.4	$(7.1)

Revenue and operating results for the three and nine months ended September 29, 2019 reflected the work performed in relation to tasks on the legacy projects retained by the Company. Operating results for 2018 are through the date of divestiture of June 11, 2018. Revenue and operating results for the nine months ended September 30, 2018 were impacted by approximately $1.8 million and $2.0 million, respectively, of cost adjustments on certain security system deployment projects for a mass transit authority. Transaction expenses of $0.0 million and $2.7 million primarily comprised of investment advisory fees, legal fees, and other direct transaction expenses related to the Transaction were included in Other (income) expense for the three and nine months ended September 30, 2018, respectively. Other (income) expense for the nine months ended September 29, 2019 includes a $3.6 million gain as a result of the release of an indemnification liability following the lapse of the statute of limitations associated with a potential tax liability that was recorded in 2015 as part of the sale of the Company’s Electronics Products Division.

The following is a summary of the assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets as of September 29, 2019 and December 30, 2018 (in millions):

	September 29, 2019	December 30, 2018
Accounts receivable, net and unbilled receivables, net	$4.6	$8.2
Other current assets	—	0.1
Current assets of discontinued operations	$4.6	$8.3

Accounts payable	$0.3	$0.3
Accrued expenses	0.3	0.4
Other current liabilities	3.0	4.6
Current liabilities of discontinued operations	$3.6	$5.3
Other long-term liabilities of discontinued operations	$2.8	$6.4

Note 5. Goodwill and Intangible Assets

(a)	Goodwill

The carrying amounts of goodwill as of September 29, 2019 and December 30, 2018 by reportable segment are as follows (in millions):

	As of September 29, 2019
	Kratos Government Solutions	Unmanned Systems	Total
Gross value	$600.3	$111.1	$711.4
Less accumulated impairment	239.5	13.8	253.3
Net	$360.8	$97.3	$458.1

	As of December 30, 2018
	Kratos Government Solutions	Unmanned Systems	Total
Gross value	$567.9	$111.1	$679.0
Less accumulated impairment	239.5	13.8	253.3
Net	$328.4	$97.3	$425.7

(b)    Purchased Intangible Assets

The following table sets forth information for finite-lived and indefinite-lived intangible assets (in millions):

	As of September 29, 2019			As of December 30, 2018
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$68.9	$(52.4)	$16.5	$52.6	$(50.6)	$2.0
Contracts and backlog	31.5	(27.7)	3.8	29.9	(26.4)	3.5
Developed technology and technical know-how	25.0	(23.2)	1.8	25.0	(21.3)	3.7
Trade names	1.9	(1.6)	0.3	1.4	(1.4)	—
In-process research and development	8.5	—	8.5	—	—	—
Total finite-lived intangible assets	135.8	(104.9)	30.9	108.9	(99.7)	9.2
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$142.7	$(104.9)	$37.8	$115.8	$(99.7)	$16.1

Consolidated amortization expense related to intangible assets subject to amortization was $1.7 million and $1.3 million for the three months ended September 29, 2019 and September 30, 2018, respectively, and $5.2 million and $4.5 million for the nine months ended September 29, 2019 and September 30, 2018, respectively.

Note 6. Inventoried Costs

Inventoried costs, net of progress payments, consisted of the following components (in millions):

	September 29, 2019	December 30, 2018
Raw materials	$43.3	$34.7
Work in process	22.8	10.3
Finished goods	2.1	1.8
Total inventoried costs	$68.2	$46.8

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

Shares from stock options and awards, excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive, were 0.0 million and 0.0 million for the three and nine months ended September 29, 2019, respectively, and 0.0 million and 0.1 million for the three and nine months ended September 30, 2018.

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

Variable lease payments are generally expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the expense for these short-term leases is recognized on a straight-line basis over the lease term.

The depreciable life of lease assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

As a result of a lease modification for its expanded facilities in Colorado, in the first quarter of 2019, the Company was required to reassess the classification of the lease which previously had been accounted for as an operating lease. This reassessment resulted in the reclassification of the operating lease to a $39.3 million finance lease.

The components of lease expense were as follows (in millions):

	Three Months Ended	Nine Months Ended
	September 29, 2019	September 29, 2019
Amortization of right of use assets - finance leases	$0.5	$1.5
Interest on lease liabilities - finance leases	0.6	1.9
Operating lease cost (cost resulting from lease payments)	3.6	10.2
Short-term lease cost	0.1	0.5
Variable lease cost (cost excluded from lease payments)	—	0.1
Sublease income	(0.8)	(2.4)
Total lease cost	$4.0	$11.8

The components of leases on the balance sheet were as follows (in millions):

September 29, 2019
Operating Leases:
Operating lease right-of-use assets	$44.8
Current portion of operating lease liabilities	$10.9
Operating lease liabilities, net of current portion	$39.5
Finance leases:
Property, plant and equipment, net	$38.1
Other current liabilities	$0.6
Other long-term liabilities	$38.6

Cash paid for amounts included in the measurement of lease liabilities was as follows (in millions):

	Three Months Ended	Nine Months Ended
	September 29, 2019	September 29, 2019
Finance lease - cash paid for interest	$0.6	$1.9
Finance lease - financing cash flows	$0.1	$0.4
Operating lease - operating cash flows (fixed payments)	$3.6	$10.9

Other supplemental noncash information (in millions):

Operating lease liabilities arising from obtaining right-of-use assets, including impact of ASC 842 adoption	$4.3	$60.1
Finance lease liabilities arising from obtaining right-of-use assets, including impact of ASC 842 adoption	$—	$39.6

Weighted-average remaining lease term (in years):
Operating leases		5.79
Finance leases		19.17

Weighted-average discount rate:
Operating leases		6.50%
Finance leases		6.53%

The maturity of lease liabilities is (in millions):

	Operating Leases	Finance Leases
2019 (1)	$3.8	$0.8
2020	12.6	3.1
2021	10.0	3.2
2022	8.5	3.3
2023	8.2	3.3
Thereafter	17.8	57.3
Total lease payments	60.9	71.0
Less: imputed interest	(10.4)	(31.8)
Total present value of lease liabilities	$50.5	$39.2
(1) Excludes the nine months ended September 29, 2019.

Rental expense for operating leases classified under ASC 840 for the three months ended September 30, 2018 was approximately $5.3 million net of sublease income of approximately $0.8 million. Rental expense for operating leases classified under ASC 840 for the nine months ended September 30, 2018 was approximately $12.9 million net of sublease income of approximately $2.5 million. As of December 30, 2018, future minimum lease payments under operating leases, which does not include $4.3 million in sublease income on the Company’s operating leases as classified under ASC 840, were as follows (in millions):

Operating Leases
2019	$16.5
2020	12.0
2021	9.6
2022	8.1
2023	7.9
Thereafter	63.1
Total minimum lease payments	$117.2

Note 9. Income Taxes

A reconciliation of the income tax expense from continuing operations computed by applying the statutory federal income tax rate of 21% to income from continuing operations before income taxes to the provision for income taxes from continuing operations for the three and nine months ended September 29, 2019 and September 30, 2018 was as follows (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Income tax expense at federal statutory rate	$1.1	$1.0	$2.4	$0.7
State and foreign taxes, net of federal tax benefit and valuation allowance	1.3	0.3	2.5	0.4
Release of valuation allowance due to FTT acquisition	(1.3)	—	(4.7)	—
Nondeductible expenses and other	0.3	0.3	0.7	0.2
Impact of deferred tax liabilities for indefinite-lived assets	0.3	1.1	0.6	0.7
Increase in reserves for uncertain tax positions	2.5	2.0	5.4	3.3
Decrease in federal valuation allowance	(1.4)	(1.3)	(3.1)	(0.9)
Provision for income taxes from continuing operations	$2.8	$3.4	$3.8	$4.4

In assessing the Company’s ability to realize deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. In making this assessment, the

Company has concluded that negative evidence, including cumulative losses in recent years, continues to outweigh the positive evidence. Accordingly, the Company has maintained a full valuation allowance against the Company’s U.S. federal, combined state and certain foreign net deferred tax assets. However, given the Company’s more recent earnings history, management believes that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow management to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of valuation allowance would result in the recognition of certain deferred tax assets with a corresponding decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release will be predicated on the basis of the level of profitability that the Company is able to actually achieve.
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
For the nine months ended September 29, 2019, there was no impact of such limitations on the income tax provision, since the amount of taxable income did not exceed the annual limitation amount. However, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOLs or other tax attributes may be further limited.
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
As of December 30, 2018, the Company had $17.7 million of unrecognized tax benefits that, if recognized, would impact the Company’s effective income tax rate, subject to possible offset by an increase in the deferred tax asset valuation allowance. During the nine months ended September 29, 2019, unrecognized tax benefits increased by $4.4 million relating to various current year positions.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the nine months ended September 29, 2019 and September 30, 2018, the Company recorded an expense for interest and penalties of $1.1 million and $0.5 million, respectively. For the nine months ended September 29, 2019 there was no material benefit recorded related to the removal of interest and penalties. For the nine months ended September 30, 2018, there was a decrease of $0.8 million for the removal of interest and penalties as a result of the disposition of PSS. The Company believes that it is reasonably possible that as much as $0.4 million of the liabilities for uncertain tax positions will expire within twelve months of September 29, 2019 due to the expiration of various applicable statutes of limitations.

Note 10. Debt

(a)    Issuance of 6.5% Senior Secured Notes due 2025

In November 2017, the Company issued and sold $300 million aggregate principal amount of 6.5% Senior Secured Notes due 2025 (the “6.5% Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Company incurred debt issuance costs of $6.6 million associated with the new 6.5% Notes. The Company utilized the net proceeds from the sale of the 6.5% Notes, as well as cash from its recent equity offering to extinguish its outstanding 7.00% Senior Secured Notes due in 2019 (the “7% Notes”). The total reacquisition price of the 7% Notes was $385.2 million, including a $12.0 million call premium, and $0.3 million of accrued interest.

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

The Indenture contains covenants limiting, among other things, the Company’s ability and the Subsidiary Guarantors’ ability to: (a) pay dividends on or make distributions or repurchase or redeem the Company’s capital stock or make other restricted payments; (b) incur additional debt and guarantee debt; (c) prepay, redeem or repurchase certain debt; (d) issue certain preferred stock or similar equity securities; (e) make loans and investments; (f) sell assets; (g) incur liens; (h) consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; (i) enter into transactions with affiliates; and (j) enter into agreements restricting the Company’s ability and certain of its subsidiaries’ ability to pay dividends. These covenants are subject to a number of exceptions. As of September 29, 2019, the Company was in compliance with the covenants contained in the Indenture governing the 6.5% Notes.

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

As of September 29, 2019, there was $300.0 million of 6.5% Notes outstanding.

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

The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, and investments, and limits on other various payments, as well as a financial covenant relating to a minimum fixed charge coverage ratio. Events of default under the terms of the Credit Agreement include, but are not limited to: failure of the Company to pay any principal of any loans in full when due and payable; failure of the Company to pay any interest on any loan or any fee or other amount payable under the Credit Agreement within three business days after the date when due and payable; failure of the Company or any of its subsidiaries to comply with certain covenants and agreements, subject to applicable grace periods and/or notice requirements; any representation, warranty or statement made in or pursuant to the Credit Agreement or any related writing or any other material information furnished by the Company or any of its subsidiaries to the Agent or the lenders proving to be false or erroneous; and the occurrence of an event or condition having or reasonably likely to have a material adverse effect, which includes a material adverse effect on the business, operations, condition (financial or otherwise) or prospects of the Company or the ability of the Company to repay its obligations. Where an event of default arises from certain bankruptcy events, the commitments will automatically and immediately terminate and the principal of, and interest then outstanding on, all of the loans will become immediately due and payable. Subject to certain notice requirements and other conditions, upon the occurrence of an event of default, including the occurrence of a condition having or reasonably likely to have a material adverse effect, commitments may be terminated and the principal of, and interest then outstanding on, all of the loans may become immediately due and payable. As of September 29, 2019, no event of default had occurred and the Company believes that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Credit Agreement, have not occurred and the likelihood of such events or conditions occurring is remote.

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

As of September 29, 2019, there were no borrowings outstanding on the Credit Agreement and $5.7 million was outstanding on letters of credit, resulting in net borrowing base availability of $54.2 million. The Company was in compliance with the financial covenants of the Credit Agreement and its amendments as of September 29, 2019.

Fair Value of Long-term Debt

Carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at September 29, 2019 and December 30, 2018 are presented in the following table:

	As of September 29, 2019			As of December 30, 2018
$ in millions	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Total long-term debt including current portion	$300.0	$294.8	$320.6	$300.0	$294.2	$305.3

The fair value of the Company’s long-term debt was based upon actual trading activity (Level 1, Observable inputs -quoted prices in active markets).

 As of September 29, 2019, the difference between the carrying amount of $294.8 million and the principal amount of $300.0 million presented in the table above is the unamortized debt issuance costs of $5.2 million, which are being accreted to interest expense over the term of the related debt. As of December 30, 2018, the difference between the carrying amount of $294.2 million and the principal amount of $300.0 million presented in the table above is the unamortized debt issuance costs of $5.8 million, which are being accreted to interest expense over the term of the related debt.

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

The Company organizes its reportable segments based on the nature of the products, solutions and services offered. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts. This presentation is consistent with the Company’s operating structure. In the following table total operating income from continuing operations of the reportable business segments is reconciled to the corresponding consolidated amount. The reconciling item Corporate activities includes costs for certain stock-based compensation programs (including stock-based compensation costs for stock options, employee stock purchase plan and restricted stock units), the effects of items not considered part of management’s evaluation of segment operating performance, merger and acquisition expenses, corporate costs not allocated to the segments, and other miscellaneous corporate activities.

 Revenues, depreciation and amortization, and operating income generated by the Company’s reportable segments for the three and nine month periods ended September 29, 2019 and September 30, 2018 are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Revenues:
Kratos Government Solutions
Service revenues	$70.8	$54.9	$207.1	$147.9
Product sales	67.6	71.2	202.2	209.0
Total Kratos Government Solutions	138.4	126.1	409.3	356.9
Unmanned Systems product sales	45.7	33.3	123.1	96.7
Total revenues	$184.1	$159.4	$532.4	$453.6
Depreciation & amortization:
Kratos Government Solutions	$4.5	$3.3	$13.2	$10.2
Unmanned Systems	1.2	1.1	3.6	3.4
Total depreciation and amortization	$5.7	$4.4	$16.8	$13.6
Operating income from continuing operations:
Kratos Government Solutions	$11.1	$11.0	$33.2	$23.9
Unmanned Systems	3.3	1.0	5.6	3.8
Corporate activities	(2.9)	(1.9)	(10.1)	(8.0)
Total operating income from continuing operations	$11.5	$10.1	$28.7	$19.7

Included in Corporate activities for the three and nine months ended September 29, 2019 is $0.0 million and $1.3 million of transaction expenses, respectively, related to the acquisition of FTT.

Note 12.    Redeemable Noncontrolling Interest

As discussed in “Acquisition” in Note 2, in connection with the Company’s acquisition of FTT, (i) beginning in January 2024, the Holders will have an annual Put Right to sell all of the Minority Interests to the Company at a purchase price based on an assumed enterprise value of 12 times the trailing 12 months EBITDA of the Acquired Companies, subject to adjustment as set forth in the Exchange Agreement (provided, however, that following certain events, including a change of control, the Put Right will be accelerated and the Minority Interest Purchase Price will be increased to 14 times the trailing 12 months EBITDA of the Acquired Companies); and (ii) beginning in January 2025, the Company will have an annual right to purchase all of the Minority Interests from the Holders at the Minority Interest Purchase Price.

The Company adjusts the carrying value of such redeemable noncontrolling interest based on an allocation of subsidiary earnings based on ownership interest. Redeemable noncontrolling interest is recorded outside of permanent equity at the higher of its carrying value or management’s estimate of the amount (the “Redemption Amount”) that the Company could be required to pay in connection with the Put Rights. Adjustments to Redemption Amount will have a corresponding effect on net income per share attributable to Kratos shareholders. As of September 29, 2019, no adjustment of the carrying value of the redeemable noncontrolling interest was required.

Note 13. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales contracted through the U.S. Government, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $126.2 million and $120.8 million, or 69% and 76% of total Kratos revenue, for the three months ended September 29, 2019 and September 30, 2018, respectively, and $377.0 million and $328.3 million, or 71% and 72% of total Kratos revenue for the nine months ended September 29, 2019 and September 30, 2018, respectively.

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

Industry Update

The 2019 DoD Budget was signed into law at $720 billion on September 30, 2018. The Senate and the House of representative have agreed on a $738 billion 2020 DoD Budget baseline amount and a $741 billion 2021 DoD budget baseline amount, respectively. The final annual appropriations process for FY 2020 is not complete and currently the U.S. Government is operating under a Continuing Resolution Agreement (CRA) signed on September 27, 2019, that temporarily extends government funding through November 21, 2019. Operating under the CRA means the defense budget will stay at 2019 levels until full-year appropriations bills are passed, with no new program related contract awards, or increased funding for existing contracts typically allowed. If a prolonged CRA were to occur, this could significantly impact the Company’s expected timing for future new program or contract awards and for expected increased or new production on existing programs or contracts.

Considerable uncertainty still exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the Administration and Congress, what challenges budget reductions (required by the BCA and otherwise) will present for the defense industry and whether annual appropriations bills for all agencies will be enacted for FY 2020 in a timely manner, or at all. The U.S. Government, which is currently acting under a CRA, may decide to restrict new contract or program starts, face resource allocation challenges and/or place limitations on some planned program budgets, and we may face another government shutdown of unknown duration. If a prolonged government shutdown of the DoD were to occur, it could result in program cancellations, disruptions and/or stop work orders and could limit the U.S. Government’s ability to effectively progress programs and to make timely payments, and our ability to perform on our U.S. Government contracts and successfully compete for new work.

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

We organize our business segments based primarily on the nature of the products, solutions and services offered. Transactions between segments are negotiated and accounted for under terms and conditions similar to other government and commercial contracts, and these intercompany transactions are eliminated in consolidation. For additional information regarding our reportable segments, see Note 11 of the accompanying Condensed Consolidated Financial Statements. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets wherever possible.

Key Financial Statement Concepts

Effective December 31, 2018, we adopted the requirements of ASU 2016-02, Leases, also referred to as
“ASC 842”, utilizing the optional transition method, as discussed in Note 1 to the accompanying Condensed Consolidated Financial Statements. Other than the adoption of ASC 842, there have been no changes to our key financial statement concepts for the nine months ended September 29, 2019. For a complete description of our business and a discussion of our critical accounting matters, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.

Comparison of Results for the Three Months Ended September 29, 2019 to the Three Months Ended September 30, 2018

Revenues.  Revenues by operating segment for the three months ended September 29, 2019 and September 30, 2018 are as follows (dollars in millions):

	September 29, 2019	September 30, 2018	$ change	% change
Kratos Government Solutions
Service revenues	$70.8	$54.9	$15.9	29.0%
Product sales	67.6	71.2	(3.6)	(5.1)%
Total Kratos Government Solutions	138.4	126.1	12.3	9.8%
Unmanned Systems product sales	45.7	33.3	12.4	37.2%
Total revenues	$184.1	$159.4	$24.7

Total service revenues	$70.8	$54.9	$15.9	29.0%
Total product sales	113.3	104.5	8.8	8.4%
Total revenues	$184.1	$159.4	$24.7	15.5%

Revenues increased $24.7 million to $184.1 million for the three months ended September 29, 2019 from $159.4 million for the three months ended September 30, 2018. Revenues in our KGS segment increased $12.3 million due to the acquisition of FTT, which contributed approximately $16.3 million, and increases in our microwave products and modular systems businesses with aggregate increased revenue of $4.7 million, offset by reductions in our legacy government services business of $5.1 million, and reductions in our training systems business of $2.5 million related to the recent descoping of a foreign military sales contract in Saudi Arabia. Revenues in our US segment increased primarily due to increased production of the U.S. Air Force AFSAT 167 targets and our SSAT/177 aerial targets for the U.S. Navy, as well as for our 178 targets for an international customer.

Product sales increased $8.8 million to $113.3 million for the three months ended September 29, 2019 from $104.5 million for the three months ended September 30, 2018 primarily due to increased production in our US business and our modular systems business offset partially by reductions in our space and satellite business. As a percentage of total revenue, product sales were 61.5% for the three months ended September 29, 2019 as compared to 65.6% for the three months ended September 30, 2018. Service revenues increased by $15.9 million to $70.8 million for the three months ended September 29, 2019 from $54.9 million for the three months ended September 30, 2018. The increase was primarily related to work performed in our recently acquired FTT business as well increased work in the training solutions, space and satellite communications and ballistic missile targets businesses within KGS.

Cost of Revenues.  Cost of revenues increased $20.2 million to $135.5 million for the three months ended September 29, 2019 from $115.3 million for the three months ended September 30, 2018. The increase in cost of revenues was primarily a result of the increase in revenues discussed above.

Gross margin decreased to 26.4% for the three months ended September 29, 2019 from 27.7% for the three months ended September 30, 2018. Margins on services decreased to 29.1% for the three months ended September 29, 2019 from 37.5% for the three months ended September 30, 2018, due primarily to a less favorable mix of revenues, primarily in our space and satellite communications and training solutions businesses and our recently acquired FTT business. Margins on products increased to 24.7% for the three months ended September 29, 2019 from 22.5% for the three months ended September 30, 2018, primarily due to the mix of products produced. Margins in the KGS segment decreased slightly to 28.0% for the three months ended September 29, 2019 from 29.7% for the three months ended September 30, 2018. Margins in the US segment increased to 21.7% for the three months ended September 29, 2019 from 20.1% for the three months ended September 30, 2018, primarily due to a more favorable mix of products being produced during the three months ended September 29, 2019.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expense was $32.5 million for the three months ended September 29, 2019 and $29.5 million for the three months ended September 30, 2018. As a percentage of revenues, SG&A decreased to 17.7% at September 29, 2019 from 18.5% at September 30, 2018, which is primarily due to the leverage on the fixed SG&A infrastructure as revenues have increased, as well as the impact of cost reduction actions taken by us.

Research and Development (“R&D”) Expenses.  R&D expenses increased $0.2 million to $4.6 million for the three months ended September 29, 2019 from $4.4 million for the three months ended September 30, 2018, with the primary increases in our space and satellite communications business. As a percentage of revenues, R&D decreased to 2.5% for the three months ended September 29, 2019 from 2.8% for the three months ended September 30, 2018. R&D expenditures are primarily related to investments we are making in conjunction with our customers, with the objectives of our products being the new platform for or “designed-in” to certain new long-term program opportunities and our ownership of certain intellectual property rights for products that support these programs as well as technology upgrades and refresh activities that are necessary for the next generation of our existing product lines specifically in our space and satellite communications business.

Restructuring Expenses and Other. Restructuring expenses and other for the three months ended September 29, 2019 was $0.1 million of income and for the three months ended September 30, 2018 was $0.1 million of expense.

Total Other Expense, Net.  Total other expense, net increased to $6.1 million from $5.3 million for the three months ended September 29, 2019 and September 30, 2018, respectively, primarily as a result of increased interest expense of $0.6 million related to financial type lease liabilities and an increase of $0.5 million related to foreign transaction gains and losses.

Provision for Income Taxes from Continuing Operations. Income tax expense from continuing operations for the three months ended September 29, 2019 and September 30, 2018 was $2.8 million and $3.4 million, respectively. For the three months ended September 29, 2019 and September 30, 2018, the expense was primarily a function of the estimated effective tax rate for the year. The estimated effective tax rate is driven by estimated foreign taxes, estimated federal and state taxes, permanent book/tax differences, tax amortization of intangible assets that have an indefinite life under GAAP and the projected income or loss for the year.

Income (Loss) from Discontinued Operations. The income from discontinued operations was $0.0 million for the three months ended September 29, 2019, primarily reflecting the work performed in relation to outstanding tasks on legacy projects retained by us following the sale of the PSS business. The income from discontinued operations was $0.3 million for the three months ended September 30, 2018.

Comparison of Results for the Nine Months Ended September 29, 2019 to the Nine Months Ended September 30, 2018

Revenues.  Revenues by operating segment for the nine months ended September 29, 2019 and September 30, 2018 are as follows (dollars in millions):

	September 29, 2019	September 30, 2018	$ change	% change
Kratos Government Solutions
Service revenues	$207.1	$147.9	$59.2	40.0%
Product sales	202.2	209.0	(6.8)	(3.3)%
Total Kratos Government Solutions	409.3	356.9	52.4	14.7%
Unmanned Systems product sales	123.1	96.7	26.4	27.3%
Total revenues	$532.4	$453.6	$78.8

Total service revenues	$207.1	$147.9	$59.2	40.0%
Total product sales	325.3	305.7	19.6	6.4%
Total revenues	$532.4	$453.6	$78.8	17.4%

Revenues increased $78.8 million to $532.4 million for the nine months ended September 29, 2019 from $453.6 million for the nine months ended September 30, 2018. Revenues in our KGS segment increased $52.4 million due to the recent FTT acquisition which contributed $37.7 million, along with increases in our satellite communications, modular systems, training systems and our ballistic missile target businesses which contributed increased revenues of $27.6 million, partially offset by reductions of approximately $8.5 million resulting from reduced revenues in our legacy government services business which has been impacted by continued commoditization and price competitiveness in the government services industry due to contract awards on a lowest price technically acceptable basis rather than on a best value basis. Revenues in our US segment increased due to increased execution on low rate initial production of our SSAT/177 aerial targets for the U.S. Navy, production on our AFSAT 167 aerial targets for the U.S. Air Force and low rate initial production on other programs, which resulted in increased revenues of $23.2 million.

Product sales increased $19.6 million to $325.3 million for the nine months ended September 29, 2019 from $305.7 million for the nine months ended September 30, 2018, primarily as a result of increased production activity in our US segment and our modular systems business offset partially by reductions in our space and satellite business. As a percentage of total revenue, product sales were 61.1% for the nine months ended September 29, 2019 as compared to 67.4% for the nine months ended September 30, 2018. Service revenues increased by $59.2 million to $207.1 million for the nine months ended September 29, 2019 from $147.9 million for the nine months ended September 30, 2018. The increase was primarily related to work performed in our recently acquired FTT business as well increased work in the training solutions, space and satellite communications and ballistic missile targets businesses within KGS.

Cost of Revenues.  Cost of revenues increased $61.4 million to $390.8 million for the nine months ended September 29, 2019 from $329.4 million for the nine months ended September 30, 2018. The increase in cost of revenues was primarily a result of the revenue changes discussed above.

Gross margin decreased to 26.6% for the nine months ended September 29, 2019 from 27.4% for the nine months ended September 30, 2018. Margins on services decreased to 31.0% for the nine months ended September 29, 2019 from 32.1% for the nine months ended September 30, 2018. Margins on product sales decreased to 23.8% for the nine months ended September 29, 2019 from 25.1% for the nine months ended September 30, 2018, primarily due to the mix of products. Margins in the KGS segment decreased to 28.5% for the nine months ended September 29, 2019 from 29.0% for the nine months ended September 30, 2018. Margins in the US segment decreased to 20.4% for the nine months ended September 29, 2019 from 21.3% for the nine months ended September 30, 2018, primarily due to a less favorable mix of products produced and shipped during the nine months ended September 29, 2019.

SG&A Expenses.  SG&A expense was $97.7 million for the nine months ended September 29, 2019 and $89.4 million for the nine months ended September 30, 2018. As a percentage of revenues, SG&A decreased to 18.4% at September 29, 2019 from 19.7% at September 30, 2018, which is primarily due to the leverage on the fixed SG&A infrastructure as revenues have increased, as well as the impact of cost reduction actions taken by us.

R&D Expenses.  R&D expenses were $13.0 million for the nine months ended September 29, 2019 and $11.6 million for the nine months ended September 30, 2018. As a percentage of revenues, R&D decreased to 2.4% for the nine months ended September 29, 2019 from 2.6% for the nine months ended September 30, 2018. R&D expenditures are primarily related to investments we are making in conjunction with our customers, with our objectives for our products being the new platform for or “designed-in” to certain new long-term program opportunities and our ownership of certain intellectual property rights for products that support these programs as well as technology upgrades and refresh activities that are necessary for the next generation of our existing product lines specifically in our space and satellite communications business.

Restructuring Expenses and Other. The expense of $0.3 million for the nine months ended September 29, 2019 was primarily due to employee termination costs related to personnel reduction actions taken during the year. The expense of $3.5 million for the nine months ended September 30, 2018 was primarily due to a litigation settlement of $2.3 million, related legal costs of approximately $0.5 million and employee termination costs of approximately $0.7 million related to personnel reduction actions taken in 2018.

Total Other Expense, Net.  Total other expense, net, increased to $17.3 million from $16.4 million for the nine months ended September 29, 2019 and September 30, 2018, respectively, primarily as a result of increased interest expense of $1.2 million related to finance type lease liabilities and a $0.7 million increase related to foreign transaction gains and losses

Provision for Income Taxes from Continuing Operations.  Income tax expense from continuing operations for the nine months ended September 29, 2019 and September 30, 2018 was $3.8 million and $4.4 million, respectively. For the nine months ended September 29, 2019 and September 30, 2018, the expense was primarily a function of the estimated effective tax rate for the year. The estimated effective tax rate is driven by estimated foreign taxes, estimated federal and state taxes, permanent book/tax differences, tax amortization of intangible assets that have an indefinite life under GAAP and the projected income or loss for the year.

 Income (Loss) from Discontinued Operations. The income from discontinued operations was $2.4 million for the nine months ended September 29, 2019, and includes a $3.6 million gain as a result of the release of an indemnification liability following the lapse of the statute of limitations associated with a potential tax liability that was recorded in 2015 as part of the previous sale of our Electronics Products Division. This gain was offset by a loss of $1.2 million from operating activities primarily reflecting the work performed in relation to outstanding tasks on legacy projects retained by us following the sale of the PSS business and legal expenses related to the closing net working capital dispute with the buyer of the PSS business. The loss from discontinued operations was $7.1 million for the nine months ended September 30, 2018 which includes a loss of $6.4 million from operating activities through the completion of the disposition of the PSS business and approximately $2.7 million of transaction-related expenses related to the disposition.

Backlog

     On September 29, 2019, we had approximately $608.7 million of total backlog, of which $518.7 million was funded. We expect to recognize approximately 27% of the remaining total backlog as revenue in 2019, an additional 41% by 2020 and the balance thereafter. Our comparable total backlog balance as of September 30, 2018, was approximately $571.7 million of which $528.1 million was funded.

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

Liquidity and Capital Resources

As of September 29, 2019, we had cash and cash equivalents of $181.0 million compared with cash and cash equivalents of $182.7 million as of December 30, 2018, which includes $23.6 million and $12.0 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, however, earnings of these foreign subsidiaries are essentially considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. they could be repatriated, and their repatriation into the U.S. may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

Our total long-term debt, including principal due on our 6.5% Notes (as defined below), increased from $294.2 million at December 30, 2018 to $294.8 million at September 29, 2019, due to the amortization of the discount on our 6.5% Notes and the amortization of deferred financing costs.

We use our operating cash flow to finance trade accounts receivable, fund necessary increases in inventory, fund capital expenditures, our internal research and development investments and our ongoing operations, service our debt and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services since a number of our receivables are contractually billable and due to us only when certain contractual milestones are achieved. Financing increases in inventory balances is necessary to fulfill shipment requirements to meet delivery schedules of our customers. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our days sales outstanding (“DSO”) have decreased from 140 days as of December 30, 2018 to 119 days at September 29, 2019, primarily as a result of certain contractual billing milestones which have been achieved and collected. Our DSOs are impacted by the achievement of contractual billing milestones such as equipment shipments and deliveries on certain products, and for certain flight requirements that must be fulfilled on certain aerial target programs, or final billings which are not due until completion on certain projects, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time. We are currently in dispute with an international customer in our US segment over approximately $11.2 million in unbilled receivables outstanding as of September 29, 2019. The dispute concerns the completion of flight requirements and contractual milestones.

A summary of our net cash provided by (used in) operating activities from continuing operations, investing activities from continuing operations, and financing activities from continuing operations and our cash flows from discontinued operations from our condensed consolidated statements of cash flows is as follows (in millions):

	Nine Months Ended
	September 29, 2019	September 30, 2018
Net cash provided by operating activities from continuing operations	$30.2	$15.4
Net cash provided by (used in) investing activities from continuing operations	(35.2)	46.2
Net cash provided by financing activities from continuing operations	2.6	1.7
Net operating cash flows of discontinued operations	0.8	(6.4)

Net cash provided by operating activities from continuing operations for the nine months ended September 29, 2019 was positively impacted by increased operating income as compared to the nine months ended September 30, 2018, as well as changes in working capital accounts.

Net cash used in investing activities from continuing operations for the nine months ended September 29, 2019 is comprised of the acquisition of FTT and capital expenditures, which consist primarily of investments in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business. Net cash provided by investing activities from continuing operations for the nine months ended September 30, 2018 was positively impacted by the approximately $66.7 million net proceeds, net of related transaction expenses, received from the disposition of our PSS business unit. These proceeds were partially offset by capital expenditures of $17.9 million, which consist primarily of investments in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business. During the nine months ended September 29, 2019, capital expenditures of approximately $10.4 million were incurred in our US business, primarily related to our unmanned combat target initiative. We expect our capital expenditures for FY 2019 to continue to be significant for investments we are making in our US business totaling approximately $14 to $16 million, including approximately $6 to $8 million for capital aerial targets and related support equipment and tooling that we are building and approximately $6 to $8 million related to investments we are making to build-out our new Oklahoma manufacturing facility and a new secured facility for our US business.

Net cash provided by financing activities from continuing operations was $2.6 million for the nine months ended September 29, 2019. Net cash provided by financing activities from continuing operations was $1.7 million for the nine months ended September 30, 2018.

The operating cash flows from discontinued operations for the nine months ended September 29, 2019 and September 30, 2018 is substantially related to the discontinued operations of our PSS business unit. During the nine months ended September 29, 2019, approximately $2.4 million was collected on amounts due related to the legacy projects retained by us. The operating cash flows from discontinued operations for the nine months ended September 30, 2018 includes the payment of approximately $2.5 million to the buyer of the PSS business pursuant to a negotiated transaction services agreement as well as transaction expenses incurred related to the divestiture of the PSS business and legal expenses we have incurred related to the dispute on the closing net working capital adjustment with the buyer of our PSS business unit.

Contractual Obligations and Commitments

Issuance of 6.5% Senior Secured Notes due 2025

In November 2017, we issued and sold $300 million aggregate principal amount of 6.5% Senior Secured Notes due 2025 (the “6.5% Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. We incurred debt issuance costs of $6.6 million associated with the new 6.5% Notes. We utilized the net proceeds from the sale of the 6.5% Notes, as well as cash from its recent equity offering to extinguish its outstanding 7.00% Senior Secured Notes due in 2019 (the “7% Notes”). The total reacquisition price of the 7% Notes was $385.2 million, including a $12.0 million call premium, and $0.3 million of accrued interest.

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

The Indenture contains covenants limiting, among other things, our ability and the Subsidiary Guarantors’ ability to: (a) pay dividends on or make distributions or repurchase or redeem our capital stock or make other restricted payments; (b) incur additional debt and guarantee debt; (c) prepay, redeem or repurchase certain debt; (d) issue certain preferred stock or similar equity securities; (e) make loans and investments; (f) sell assets; (g) incur liens; (h) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (i) enter into transactions with affiliates; and (j) enter into agreements restricting our ability and certain of its subsidiaries’ ability to pay dividends. These covenants are subject to a number of exceptions. As of September 29, 2019, we were in compliance with the covenants contained in the Indenture governing the 6.5% Notes.

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

As of September 29, 2019, there was $300.0 million of 6.5% Notes outstanding.

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

The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, and investments, and limits on other various payments, as well as a financial covenant relating to a minimum fixed charge coverage ratio. Events of default under the terms of the Credit Agreement include, but are not limited to: failure of the Company to pay any principal of any loans in full when due and payable; failure of the Company to pay any interest on any loan or any fee or other amount payable under the Credit Agreement within three business days after the date when due and payable; failure of the Company or any of its subsidiaries to comply with certain covenants and agreements, subject to applicable grace periods and/or notice requirements; any representation, warranty or statement made in or pursuant to the Credit Agreement or any related writing or any other material information furnished by us or any of our subsidiaries to the Agent or the lenders proving to be false or erroneous; and the occurrence of an event or condition having or reasonably likely to have a material adverse effect, which includes a material adverse effect on the business, operations, condition (financial or otherwise) or our prospects or our ability to repay our obligations. Where an event of default arises from certain bankruptcy events, the commitments will automatically and immediately terminate and the principal of, and interest then outstanding on, all of the loans will become immediately due and payable. Subject to certain notice requirements and other conditions, upon the occurrence of an event of default, including the occurrence of a condition having or reasonably likely to have a material adverse effect, commitments may be terminated and the principal of, and interest then outstanding on, all of the loans may become immediately due and payable. As of September 29, 2019, no event of default had occurred and we believe that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Credit Agreement, have not occurred and the likelihood of such events or conditions occurring is remote.

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

As of September 29, 2019, there were no borrowings outstanding on the Credit Agreement and $5.7 million was outstanding on letters of credit, resulting in net borrowing base availability of $54.2 million. We were in compliance with the financial covenants of the Credit Agreement and its amendments as of September 29, 2019.

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 29, 2019.

Changes in Internal Control Over Financial Reporting

We operate under the COSO (Committee of Sponsoring Organizations) 2013 Framework. There was no change in our internal control over financial reporting during the three months ended September 29, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ MARIA CERVANTES DE BURGREEN, CPA
Maria Cervantes de Burgreen
Vice President and Corporate Controller
(Principal Accounting Officer)
Date:	November 5, 2019