Form 10-K
period 2019-12-29
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2020-02-24
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 29, 2019
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
Commission file number 001-34460
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-3818604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,061.5 billion, based on the closing sale price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on such date. This disclosure excludes shares of common stock held by executive officers, directors and stockholders whose individual ownership exceeds 10% of the common stock outstanding on June 28, 2019 because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of February 20, 2020, 106,941,556 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference
Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K incorporate information by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the registrant’s 2020 Annual Meeting of Stockholders or an amendment to this annual report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report on Form 10-K.

2

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
 FORM 10-K
 FOR THE FISCAL YEAR ENDED DECEMBER 29, 2019

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

PART I.

Item 1. Business.

Overview

Kratos is a government contractor at the forefront of the U.S. Department of Defense’s (the “DoD”) recapitalization of strategic weapon systems to address peer and near peer threats and its related Rapid Innovation Initiatives. Kratos is a leading technology, intellectual property, proprietary product and system company focused on the U.S. and its allies’ national security. Kratos is a recognized industry leader in the rapid development, demonstration and fielding of high technology systems and products at an affordable cost. Kratos’ primary focus areas are unmanned systems, space and satellite communications, microwave electronics, cyber security/warfare, training systems, missile defense, turbine technologies, and C5ISR (as defined below). We believe that our technology, intellectual property, proprietary products and designed-in positions on our customers’ programs, platforms and systems, and our ability to rapidly develop, demonstrate and field affordable leading technology systems gives us a competitive advantage and creates a high barrier to entry into our markets. Our workforce is primarily engineering and technically oriented with a significant number of employees holding national security clearances. Much of our work is performed at customer locations, or in a secure manufacturing facility. Our primary end customers are national security related agencies. Our entire organization is focused on executing our strategy of becoming the leading technology and intellectual property based product and system company in our industry.

Industry Update

On December 18, 2019, President Trump signed two 2020 spending bills totaling $1.4 trillion. The bills allocate $738 billion to the military and $632 billion to non-defense agencies, representing increases over FY 2019 of $22 billion for the Pentagon and $27 billion for non-defense agencies. The National Defense Authorization Act (“NDAA”) grants a base budget of approximately $666.5 billion (including the establishment of a new, sixth armed service for space) and an additional $71.5 billion for overseas contingency operations funding, a.k.a. the war budget. The federal budget and debt ceiling are expected to continue to be the subject of considerable debate, which could have a significant impact on defense spending broadly and the Company’s programs in particular. The U.S. Government’s fiscal year (“FY”) ends September 30.

The budget environment, including budget caps mandated by the Budget Control Act of 2011 (“BCA”) for fiscal years 2020 and 2021, and uncertainty surrounding the debt ceiling and the appropriations process, remain significant short and long-term risks. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the Administration and Congress and what challenges budget reductions (required by the BCA and otherwise) will present for the defense industry. If annual appropriations bills are not timely enacted for FY 2021 or beyond, the U.S. Government may again operate under a continuing resolution, restricting new contract or program starts, presenting resource allocation challenges and placing limitations on some planned program budgets, and we may face another government shutdown of unknown duration. If a prolonged government shutdown of the DoD were to occur, it could result in program cancellations, disruptions and/or stop work orders and could limit the U.S. Government’s ability to effectively progress programs and to make timely payments, and our ability to perform on our U.S. Government contracts and successfully compete for new work.

Additionally, funding for certain programs in which we participate may be reduced, delayed or cancelled, and global budget cuts could adversely affect the viability of our subcontractors, suppliers, and employee base. While we believe that our business is well-positioned in areas that the DoD and other customers have indicated are areas of focus for future defense spending, the long-term impact of the BCA, other defense spending cuts, challenges in the appropriations process, the debt ceiling and the ongoing fiscal debates remain uncertain.

Significant delays or reductions in appropriations; long-term funding under a continuing resolution; an extended debt ceiling breach or government shutdown; and/or future budget and program decisions, among other items, may negatively impact our business and programs and could have a material adverse effect on our financial position, results of operations and/or cash flows.

Current Reporting Segments

The Company currently operates in two reportable segments. The Kratos Government Solutions (“KGS”) reportable segment is comprised of an aggregation of KGS operating segments, including our microwave electronic products, space, training and cybersecurity, C5ISR/modular systems, turbine technologies, and defense and rocket support services operating segments. The Unmanned Systems (“US”) reportable segment consists of our unmanned aerial system and unmanned ground and seaborne system products.

We organize our operating segments based primarily on the nature of the products, solutions and services offered. Transactions between segments are negotiated and accounted for under terms and conditions similar to other government and commercial contracts, and these intercompany transactions are eliminated in consolidation. For additional information regarding our reportable segments, see Note 14 of the Notes to Consolidated Financial Statements contained within this Annual Report. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets wherever possible.

On February 27, 2019, the Company acquired 80.1% of the issued and outstanding shares of capital stock of Florida
Turbine Technologies Inc., a Florida corporation (“FTT Inc.”), and 80.1% of the membership interests in FTT CORE, LLC, a Delaware limited liability company (“FTT Core” and, together with FTT Inc. and their respective subsidiaries, “FTT”), for an aggregate purchase price of approximately $60 million. FTT is a leading turbomachinery design and manufacturing company specializing in engineering, development, and testing of gas turbines, propulsion components, engine and other systems for military and commercial applications. FTT is now the KTT Division, which is focused on the development and production of small, affordable, high-performance jet engines for the next generation of tactical weapon systems and tactical jet Unmanned Aerial Systems (“UAS”). The KTT Division is included in the KGS segment. For additional information regarding the acquisition of FTT, see Note 2 of the Notes to Consolidated Financial Statements contained within this Annual Report.

Competitive Strengths
We believe that our intellectual property, proprietary products, and technology are strongly aligned with certain of the highest priority spending areas of the DoD including the 2018 National Defense Strategy document, and the DoD’s focus on leveraging technology to defeat or deter peer and near-peer adversaries. We also believe that our proven ability to rapidly design, develop, demonstrate and field leading technology products and systems at an affordable cost differentiates us from our competitors. We believe that our longstanding customer relationships, and the designed-in position of our systems, technology and products into our customers’ platforms, programs and systems, provide a unique competitive advantage and position us well for accelerated growth.

Specialized national security focus aligned with mission-critical national security priorities. Continued concerns related to the threats posed by certain foreign nations, including nations with peer or near peer capabilities have caused the U.S. Government to identify national security as an area of functional and spending priority. Budget pressures, particularly related to DoD spending, have placed a premium on developing and fielding low-cost, high-technology solutions to assist in national security missions. While recent budget pressures have at times caused delays in orders for our business, current budget projections, including the recently enacted fiscal 2020 DoD budget, the Pentagon’s fiscal 2021 DoD budget request which was released on February 10, 2020 and the Fiscal Year Defense Plan (“FYDP”), suggest defense spending will increase over the next few years. The improving outlook for defense spending is primarily focused on enhanced power projection, warfighting readiness, lethality, and recapitalization of key strategic defense systems to address peer and near peer threats. Our primary capabilities and areas of focus, listed below, are strongly aligned with the objectives of the U.S. Government as outlined in the 2018 National Defense Strategy document:

•	Unmanned aerial drone, unmanned ground and unmanned seaborne systems and artificial intelligence

•	Satellite communications and radio frequency interference detection location and mitigation

•	Microwave electronics supporting warfare, missile, radar and communication systems

•	Electronic warfare, attack, missile, and radar systems

•	Intelligence, surveillance and reconnaissance

•	Ballistic missile defense and hypersonic systems

•	C5ISR systems

•	Cyber security and information assurance

•	Specialized training systems and operational readiness

IP-centric defense company with proprietary products and technology which address critical current and emerging threats faced by U.S. and allied militaries. As a technology-focused defense company at the forefront of the DoD’s strategy for technology rich and affordable systems, our current and growing portfolio of proprietary systems, products, solutions, and related intellectual property addresses some of the most critical needs of U.S. and allied militaries in the fields of unmanned systems, space & satellite communications, microwave electronics, cyber security/warfare, missile defense, combat and training systems. A key element of our customers’ strategy, and where we have invested significantly, is the development of capabilities and intellectual property addressing the recent challenges faced by U.S. and allied militaries in Anti-Access and Aerial-Denial (“A2/AD”) environments. This is evidenced by our significant investment in high-performance Unmanned Aerial Drone System (“UADS”) platforms and technology, which has culminated in a series of Unmanned Combat Aerial System (“UCAS”) contract wins. Additionally, with our space & satellite and terrestrial ground segment command, control, radio frequency interference monitoring, geolocation and mitigation products and capabilities, we believe we are well-positioned to capitalize on the 2020 DoD budget for space investments, a significant portion of which is for the development and protection of U.S. national security space assets and infrastructure. Accordingly, our proprietary products, systems and technologies are developed and refined with the goal of enabling our customers to maintain an advantage over the advanced and constantly evolving threats of adversaries, at an affordable cost. In many instances, we are one of the few companies that produce the mission-critical technology our customers require, or we outperformed our peers in a competitive bidding process. We maintain a strategy of internally funding research and development and owning the intellectual property of many of these high-performance capabilities and systems.
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
In-depth understanding of customer missions. We have a reputation for successfully and rapidly designing, developing, demonstrating and fielding mission-critical products, solutions and services to our customers, at an affordable cost. Our long-term relationships with the U.S. Air Force, U.S. Army, U.S. Navy and other national security related customers and agencies enable us to develop an in-depth understanding of their missions, problems and technical requirements. In addition, a substantial number of our employees are located at our customer locations, or at secure manufacturing facilities, all of which provides Kratos with valuable strategic insight into our customers’ ongoing missions and future program and mission requirements. This understanding of our customers’ missions, requirements, and needs, in conjunction with the strategic location of our employees, enables us to offer technical solutions tailored to our customers’ specific requirements and evolving mission objectives. In addition, once our products are “designed in” and we are on-site with a customer and providing our products and solutions, we have historically been successful in winning new and recompete business.
Kratos is an industry leader in high performance, jet powered, unmanned aerial target drone systems which are designed to replicate state of the art adversarial fighter aircraft, missiles and other threats. Kratos is the sole source or primary unmanned aerial target drone system provider to the U.S. Air Force, Navy, Army, and numerous allied foreign defense agencies.

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

A select sample of Kratos’ other key UAS products and contracts includes:

•
In 2017, we successfully advanced to Phase II of the Gremlins program, awarded by DARPA, the U.S. Government’s leader in breakthrough technologies for national security, teamed with our partner company, Dynetics. In 2018, as part of the Dynetics led team, we were selected for award on Phase III of the Gremlins program to demonstrate safe and reliable launch and aerial recovery of multiple unmanned drone system aircraft, capable of employing and recovering diverse distributed payloads in volley quantities. In January 2020, DARPA and Dynetics announced that the successful first flight of the X-61A Gremlins Air Vehicle was completed on November 23, 2019.

•
In 2016, we were awarded the AFRL Low Cost Attritable Strike Demonstration (“LCASD”) UCAS single-award cost share contract. The LCASD, or Valkyrie, is an approximately 30 foot by 22 foot unmanned strike aerial drone system. During 2019, the Company announced that the Kratos/AFRL team successfully completed three flights for the Valkyrie, or the XQ-58A. In January 2020, the Company completed its fourth demonstration flight, including the successful deployment of its parachutes, and landed normally, validating the design changes incorporated for the test flight airbag system following the third flight in 2019.

•	In 2019, the Kratos XQ-58A Valkyrie was awarded Aviation Week’s Laureate Award for Defense Technology and Innovation.

•
We have redeveloped our Air Force Subscale Aerial Target BQM-167 into what we believe to be the highest performance unmanned aircraft in the world, the U.S. Navy Sub-Sonic Aerial Target (“SSAT”) Drone BQM-177A, with low rate initial production awarded to Kratos in June 2017. In 2018, delivery of the first production aerial targets was made to the U.S. Navy, and achievement of Initial Operational Capability (IOC) was reported by the U.S. Navy in February 2019. In 2019, the Company was awarded a $25.4 million contract for Lot 3 of low rate initial production for 34 BQM-177A aerial targets. To date, the Company has been awarded production orders for 105 BQM-177A aerial targets. We expect the SSAT program to become one of the largest and most important to Kratos in the near term.

•
In 2018, we received a single award $109 million maximum value three year production contract for Air Force Subscale Aerial Target BQM-167A, with $27 million being initially obligated at the time of award for 30 Lot 14 BQM-167A aerial targets and production support, and an additional $31.9 million being obligated for 35 Lot 15 BQM-167A targets in 2019.

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

•
In 2018, we received a sole source, single award multi-year IDIQ contract from the Swedish Defence Materiel Administration for our MQM-178 Firejet aerial target aircraft and associated ground support equipment, spares, payloads, components, expendables and support services. The first order under the three-year IDIQ contract was received in the first half of 2019. Additionally, there are two three-year exercisable option periods for a total potential contract performance term of nine years.

•	In 2019, the Company produced its first MQM-178 Firejet target drones at its new production facility in Oklahoma City.
We believe that our internally developed and owned intellectual property allows us to provide more capable jet powered, unmanned aircraft, designed to fly in A2/AD environments and with performance capabilities equal to or greater than fourth generation manned jet fighter aircraft, at an affordable cost. Kratos’ tactical UAS provide force multiplication and augmentation for manned high performance fighter aircraft. We believe that there are very few high-performance UAS that are affordable and as advanced as our technologies addressing the A2/AD environment, which the DoD has identified as a U.S.

capabilities gap. As such, consistent with the needs and requirements of the U.S. and allied militaries, we believe that our leadership in these types of high performance unmanned aircraft provides us with a future market opportunity of these types of low-cost, high-performance systems.
We are also an industry leader in ground-based command, control and communications systems for satellites, and a leader in related radio frequency interference identification, geolocation and mitigation, or Space Situational Awareness (SSA). Our primary customers include the U.S. Air Force, Space Command and other agencies. Our microwave electronics business products have designed-in positions on critical combat system programs, including Barak, Gripen, Iron Dome, Sling of David, F-15, F-16, Gripen, and Arrow. Our advanced capabilities in the training systems and solutions market, including for aircraft and combat vehicles, have allowed us to successfully remain at the forefront of defense industry readiness initiatives. We believe our strategy of internally funding the research and development of many of our systems, products, solutions and capabilities will continue to solidify our position in high growth markets, such as high performance UADS, satellite communications, microwave electronics and training systems, and allow us to grow, over the long-term, at a rate greater than that of the industry.
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
We have a highly diverse base of customers and contracts with no contract representing more than 8% of 2019 revenue. Our fixed-price contracts, the majority of which are production contracts, represent approximately 83% of our 2019 revenue. Our cost-plus-fee contracts and time and materials contracts represent approximately 12% and 5%, respectively, of our 2019 revenue. We believe our diverse base of key contracts and low reliance on any one contract provides us with a stable, balanced revenue stream. Our recent major contract awards, including a single award $223 million U.S. Navy contract for short and medium range suborbital flight vehicles (for which Kratos has teamed with Corvid Technologies), a $31.8 million funding award for production Lot 15 for the Air Force Subscale Aerial Target program, a $35.0 million IDIQ contract for Air Force subscale aerial target peculiar spares, $32.0 million in additional task orders awarded on Foreign Military Sales (“FMS”) to support the Royal Saudi Naval Forces, a prime contract award to deliver up to 33 Oriole Rocket motors to a U.S. Government customer, a $17.6 million contract award for new tactical drone system research, development and initial production, a $24 million microwave electronic products contract in support of a missile system program, a C5ISR $50 million single award production contract in support of a National Security Program, a $39 million contract for 24-hour space-based RF signal communication (SSA) services, a $25.4 million contract for Lot 3 for BQM-177A aerial targets, and multiple space and satellite communications awards have continued to allow us to grow the business while maintaining a diverse contract base.
Significant cash flow visibility driven by stable backlog. As of December 29, 2019 and December 30, 2018, our total backlog (see Backlog below) was approximately $601.2 million and $620.7 million respectively, of which approximately $501.3 million was funded in 2019 and $537.2 million was funded in 2018. The majority of our sales are from awards issued under long-term contracts, typically three to five years in duration. Our contract backlog provides visibility into stable future revenue and cash flow over a diverse set of contracts. Importantly, a number of our systems and products are designed-in on and support long term, multi-year/multi-decade programs, which provides significant operational and financial visibility to our Company.
Highly skilled employees and an experienced management team. We deliver our systems, products and services through a skilled and primarily engineering and technically oriented workforce of approximately 3,000 employees. Our senior managers have significant experience with U.S. Government agencies, the U.S. military and U.S. Government contractors. A significant number of Kratos employees hold national security clearances. Members of our management team have experience growing businesses both organically and through acquisitions and delivering significant value to stakeholders. We believe that the cumulative experience and differentiated expertise of our personnel in our core focus areas, coupled with our sizable and technically oriented employee base, allow us to qualify for and bid on larger programs and contracts in a prime contracting role.
Our Strategy
Our strategy is to focus on our core business areas, including unmanned systems, space and satellite communications, cyber security, microwave electronics, missile defense and hypersonic systems, turbine technologies, training and C5ISR systems, which are closely aligned with the DoD’s mission and funding priorities. We will continue to invest in differentiating systems, products, technology and intellectual property. We intend to be the leader in rapidly developing, demonstrating and delivering to the warfighter proven leading technology systems, at an affordable cost.
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
Expand technology product, solution and service offerings provided to existing customers. We are focused on expanding the technology, products, systems and solutions we provide to our current customers by leveraging our strong relationships, technical capabilities, intellectual property and past performance qualifications as well as by offering a wider range of comprehensive low-cost technology leading and proven products and solutions. In regard to areas of specialization, our product and solution offerings include the manufacturing of specialized defense electronics; integrated technology solutions for satellite command, control and communications; specialized high performance UADS and drone aircraft for tactical and threat representation target purposes; and Unmanned Ground Systems (“UGS”) and Unmanned Seaborne Systems. We believe our understanding of customer needs, missions, requirements and processes, and our ability to rapidly deliver low cost, technology leading systems, products and solutions, position us well for success in the current national security environment.
Capitalize on current contract base. We are pursuing new program and contract opportunities and awards as we build the business with our expanding technology base, intellectual property ownership, contract portfolio, and product, solution and service offerings. We are also aggressively pursuing several national security priority areas, including high performance UADS, satellite communications command, control, communication and signal monitoring products (SSA), microwave electronics for missiles, radars, electronic warfare and communications, cyber security solutions, specialized training systems, autonomy and artificial intelligence systems, robotics, directed energy systems, hypersonic systems, electromagnetic rail gun systems and next generation ballistic missile targets. We are also assessing new tactical program areas and platforms to pursue that are consistent with our core capabilities, technology and intellectual property.
Expand customer and contract base. We are focused on expanding our customer base into areas with significant growth opportunities as indicated by the FY 2020 DoD budget, the 2021 DoD budget requests and FYDP, and the 2018 National Defense Strategy document, by leveraging our technology, intellectual property, proprietary products, capabilities, industry reputation, long-term customer relationships and diverse contract base. We also believe that our ability to rapidly develop, demonstrate and field high technology systems and products at an affordable cost is a clear competitive differentiator for our Company. We anticipate that this overall expansion in our capabilities will enable us both to pursue larger program opportunities, higher value work and to further diversify our revenue base across additional U.S. Government, international and commercial customers.
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
Invest in strategic growth areas. Over the past several years, we have made significant internally funded investments in strategic growth areas including unmanned tactical aircraft drone systems. Specifically, we have increased internally funded research and development, capital expenditures and infrastructure investments, including executive management, bid, proposal and new business capture, pursuit and related expenses. We have made these investments with the intention of developing, demonstrating, fielding and bringing to production high performance jet powered unmanned aerial combat systems. These investments also allow us to retain the intellectual property rights, design and data packages for these platforms and systems, and to ultimately secure sole source production positions in these strategic growth areas. Specifically, since 2012, we have invested over $120 million in our UAS through internally funded research, development and contract design retrofit costs for new platforms under development and capital expenditures for aircraft and related equipment related to this strategic growth area.

•
We invested in internally funded research, development and capital expenditures to build our own UTAP-22 (Mako) UAS from 2012 to 2015, and demonstrated the capabilities of the UTAP-22 Mako in a flight demonstration in the fall of 2015 where Kratos Mako drones flew as an unmanned wingman to manned tactical fighter jet aircraft. As a result of these successful flights and capabilities demonstrations, we were awarded an initial $12.6 million prime contract from the DIUx for sensor integration and flight demonstration of our UTAP-22 Mako unmanned aerial system the following year. Under this effort, we integrated certain sensors into our

UTAP-22 Mako and participated in a large, complex flight exercise in 2017. As a result of our development and demonstration of the Mako, we have been awarded several tactical and developmental awards, including an initial $17.6 million contract award in October 2019 for jet drone research, development and initial production efforts, with the scope of work and related funds under this program expected to increase as execution and performance milestones are successfully achieved.

•
We received a $40.8 million single award, cost-share contract from the AFRL for the LCASD. Under the LCASD contract award, we are designing, developing, and will deliver, demonstrate and test a technical baseline for a high-speed long-range, low-cost limited life-strike UAS. For our investment, we will retain hard (including two LCASD aircraft) and other assets, and important intellectual property, software, data, platform and system rights, which we believe will be critically important and valuable over the expected long-term life of this platform, including with respect to future production opportunities. During 2019, the Company announced that the Kratos/AFRL team successfully completed three flights for the Valkyrie, or the XQ-58A. In January 2020, the Company completed its fourth demonstration flight, including the successful deployment of its parachutes, and landed nominally, validating the design changes incorporated for the test flight airbag system following the third flight in 2019.

•
We were awarded one of four prime contract awards from DARPA for the Gremlins program. Under the Gremlins program, DARPA envisions a swarm of approximately 20 high performance unmanned aerial vehicles that are deployed by an inflight aircraft, and are later recovered, inflight, by an aircraft. The approximate $3.9 million Phase I contracts were awarded to four competing companies, with the intent to ultimately down select to one finalist company over a period of approximately 36 months. In 2017, we successfully advanced to Phase II of the Gremlin’s program, teamed with our partner company Dynetics. In 2018, as part of the Dynetics-led team, we were selected for award on Phase III of the Gremlins program to demonstrate safe and reliable launch and aerial recovery of multiple unmanned drone system aircraft, capable of employing and recovering diverse distributed payloads in volley quantities. In January 2020, DARPA and Dynetics announced that the successful first flight of the X-61A Gremlins Air Vehicle was completed on November 23, 2019. Kratos is a key subcontractor to Dynetics on the Gremlins program.

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
Customers
A representative list of customers in our KGS and US segments during 2019 included the U.S. Air Force, U.S. Army, U.S. Navy, U.S. Marines, Missile Defense Agency, Space Command, the National Aeronautics and Space Administration, FMS, the U.S. Southern Command, STRATCOM, the Strategic Capabilities Office (SCO), DIU or DIUx, the Rapid Capabilities Offices, the U.S. intelligence community and certain confidential customers.
Revenue from the U.S. Government (which includes FMS) includes revenue from contracts for which we are the prime contractor as well as those for which we are a subcontractor and the ultimate customer is the U.S. Government. Revenues from U.S. Government agency customers in aggregate accounted for approximately 71%, 72% and 75% of total revenues in 2019, 2018, and 2017, respectively.

Backlog

Effective January 1, 2018, we adopted the requirements of Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), utilizing the modified retrospective method as discussed in Note 1 of the Notes to Consolidated Financial Statements contained within this Annual Report. Since our adoption of ASC 606, revenues from remaining performance obligations, also referred to as total backlog, are now calculated as the dollar value of our remaining performance obligations on executed contracts. As of December 29, 2019 and December 30, 2018, our backlog was approximately $601.2 million and $620.7 million, respectively, of which $501.3 million was funded in 2019 and $537.2 million was funded in 2018. We expect to recognize approximately 62.0% of the remaining total backlog as revenue in 2020, an additional 21.0% in 2021 and the balance thereafter.

Total backlog is our estimate of the amount of revenue expected to be realized over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Total backlog can include award fees, incentive fees, or other variable consideration estimated based on the most likely amount the Company is expected to be entitled to receive, to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur. Total backlog can include both funded and unfunded future revenue under government contracts. Total backlog does not include orders for which neither party has performed and which each party has the unilateral right to terminate a wholly unperformed contract without compensating the other party. As such, total backlog generally does not include options for additional performance obligations which have not been executed unless they are considered a material right of the base contract. For IDIQ contracts, only awarded or funded task orders are included for backlog purposes.

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

Employees
As of December 29, 2019, we had a work force of approximately 3,000 full-time, part-time and on-call employees.
Competition
Our market is competitive and includes a number of companies in the U.S. defense and national security industries. Most of the companies that we compete against have significantly greater financial, technical, marketing and other resources and generate greater revenues than we do. Competition in the KGS and US segments include tier one, large U.S. Government contractors and system integrators such as Northrop Grumman, Lockheed Martin, General Dynamics, Raytheon, BAE Systems, L3Harris, General Atomics and Boeing. While we view other government contractors as competitors, we also team with these same companies in joint proposals or in the delivery of our products, solutions and services for customers. Tier two competitors include smaller government contractors such as Mercury Systems, Qinetiq, Cobham, Aerojet Rocketdyne and AAR Corp. Intense competition and long operating cycles are key characteristics of our business within the defense industry. It is also common in the defense industry for work on major programs to be shared among a number of companies. A company competing to be a prime contractor or subcontractor on an award may, upon final award of the contract to another competitor, become a subcontractor for the final prime contractor. It is not unusual to compete for a contract award with a peer company and simultaneously perform as a supplier to or be a customer of that same competitor on other contracts, or vice versa. The nature of major defense programs, conducted under binding contracts, allows companies that perform well to benefit from a level of program continuity not frequently found in other industries.
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
In the U.S. defense, IT, and services markets, the U.S. Government has stressed competition and affordability or low cost in connection with its future procurement of products and services. This has led to fewer sole source awards, as well as more emphasis on cost competitiveness, with contract awards issued on a Low Price Technically Acceptable (“LPTA”) basis rather than a best value basis, which has negatively impacted our Defense and Rocket Support Services (“DRSS”) business in our KGS segment. In addition, competitor bid protests have become more prevalent in the current competitive environment, resulting in further delay of contract procurement activity.
Research and Development
We believe that our future success depends upon our ability to continue to rapidly develop new products and services, and enhancements to and applications for our existing products and services, to be delivered at an affordable cost. Our research and development expenses were $18.0 million, $15.6 million and $17.8 million in 2019, 2018, and 2017, respectively. We intend to continue our focus on research and development as a key strategy for growth, which will focus on investments in those fields that we believe will offer the greatest opportunity for growth and profitability. Our current primary internal research and development (“IR&D”) focus areas include satellite communications and signal monitoring, unmanned systems, electronic products, and turbine technologies.
Intellectual Property
We believe that our continued success depends in large part on our proprietary technology, the intellectual skills of our employees and the ability of our employees to continue to innovate. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights.
As of December 29, 2019, we held a number of U.S. and foreign patents. We do not consider our business to be materially dependent upon any individual patent. We will continue to file and pursue patent applications when and where appropriate to attempt to protect our rights in our proprietary technologies. We also encourage our employees to continue to invent and develop new technologies so as to maintain our competitiveness in the marketplace.
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
In fiscal 2019, 2018 and 2017, we generated 71%, 72% and 75%, respectively, of our total revenues from contracts with the U.S. Government (including all branches of the U.S. military and FMS), either as a prime contractor or a subcontractor. We expect to continue to derive most of our revenues from work performed under U.S. Government contracts. See the Industry Update section in Item 1 “Business” contained within this Annual Report for a discussion of the current budgetary and funding constraints on U.S. Government spending and legislation enacted to reduce the U.S. federal deficit. As a result, we have experienced and expect to continue to experience reduced or delayed awards on some of our programs, with a related negative impact to our revenues, earnings and cash flows. Competitor bid protests also have become more prevalent in the current competitive environment resulting from decreased government spending, which has led to further contract award delays. In addition, any future changes to the fiscal policies of the U.S. Government and foreign governmental entities may decrease overall government funding for defense and homeland security, result in delays in the procurement of our products and services due to lack of funding, cause the U.S. Government and government agencies to reduce their purchases under existing contracts, or cause them to exercise their rights to terminate contracts at-will or to abstain from exercising options to renew contracts, any of which would have an adverse effect on our business, financial condition, results of operations and/or cash flows.
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
The budget environment, including budget caps mandated by the BCA for fiscal years 2020 and 2021, and uncertainty surrounding the debt ceiling and the appropriations process, remain significant short and long-term risks. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the Administration and Congress, what challenges budget reductions (required by the BCA and otherwise) will present for the defense industry and whether annual appropriations bills for all agencies will be enacted in a timely manner. If annual appropriations bills are not timely enacted, the U.S. Government may again operate under a continuing resolution, restricting new contract or program starts, presenting resource allocation challenges and placing limitations on some planned program budgets, and we may face another government shutdown of unknown duration. If a prolonged government shutdown of the DoD were to occur, it could result in program cancellations, disruptions and/or stop work orders and could limit the U.S. Government’s ability to effectively progress programs and to make timely payments, and our ability to perform on our U.S. Government contracts and successfully compete for new work.
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
We design, develop, and manufacture technologically advanced and innovative products and services, which are applied by our customers in a variety of environments. Problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and intellectual property rights, labor, inability to achieve learning curve assumptions, manufacturing materials or components could prevent us from meeting requirements. Either we or the customer may generally terminate a contract as a result of a material uncured breach by the other. If we breach a contract or fail to perform in accordance with contractual service levels, delivery schedules, performance specifications, or other contractual requirements set forth therein, the other party thereto may terminate such contract for default, and we may be required to refund money previously paid to us by the customer or to pay penalties or other damages. Even if we have not breached, we may deal with various situations from time to time that may result in the amendment or termination of a contract. These steps can result in significant current period charges and/or reductions in current or future revenue, and/or delays in collection of outstanding receivables and costs incurred on the contract. Other factors that may affect revenue and profitability include inaccurate cost estimates, design issues, unforeseen costs and expenses not covered by insurance or indemnification from the customer, diversion of management focus in responding to unforeseen problems, and loss of follow-on work.

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
We rely on other companies to provide major components for our products. For instance, we build the airframe, electronics and flight control systems for our unmanned aerial systems. We primarily rely on our suppliers to provide the engines and parachutes for landing the aircraft. Disruptions or performance problems caused by our subcontractors and suppliers, or a misalignment between our contractual obligations to our customers and our agreements with our subcontractors and suppliers, could have an adverse effect on our ability to meet our commitments to customers.
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

For the fiscal year ended December 29, 2019, our US segment accounted for 22.5% of our total revenue. We cannot accurately predict the future growth rate or size of this market. Demand for our products may not increase, or may decrease, either generally or in specific markets, for particular types of products or during particular time periods. There are only a limited number of programs under which the U.S. military, our primary customer, is currently funding the development or purchase of our UAS and UGS products. Although we are seeking to expand our US customer base to include foreign governments, domestic non-military agencies and commercial customers, we cannot assure that our efforts will be successful. The expansion of the UAS and UGS markets in general, and the market for our products in particular, depends on a number of factors, including the following:

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
The U.S. Government has continued to reduce the percentage of contracted services in favor of more federal employees through an initiative called “in-sourcing.” Over time, in-sourcing could have an adverse effect on our business, financial condition and results of operations. Specifically, as a result of in-sourcing, government procurements for services could be fewer and smaller in the future. In addition, work we currently perform could be in-sourced by the federal government and, as a result, our revenues could be reduced. Moreover, our employees could also be hired by the government. This loss of our employees would necessitate the need to retain and train new employees. Accordingly, the effect of in-sourcing or the continuation of in-sourcing at a faster-than-expected rate could have an adverse effect on our business, financial condition, and results of operations.
Our business could be negatively impacted by cyber and other security threats or disruptions.

As a defense contractor, we face various cyber and other security threats, including attempts to gain unauthorized access to and to harm sensitive information and networks; insider threats; threats to the safety of our directors, officers and employees; threats to the security and viability of our facilities, infrastructure and supply chain; and threats from terrorist acts or other acts of aggression. Our customers and partners (including our supply chain and joint ventures) face similar threats and growing requirements. Although we utilize various procedures and controls to monitor and mitigate the risk of these threats, there can be no assurance that these procedures and controls will be sufficient. These threats could lead to losses or misuse of sensitive information or capabilities; theft of data; harm to personnel, infrastructure or products; and financial liabilities, as well as damage to our reputation as a government contractor and provider of cyber-related or cyber-protected goods and services.

Cyber threats are evolving and include, but are not limited to: malicious software, destructive malware, attempts to gain unauthorized access to data, disruption or denial of service attacks, and other electronic security breaches that could lead to disruptions in mission critical systems; unauthorized release of confidential, personal or otherwise protected information (ours or that of our employees, customers or partners); corruption of data, networks or systems; harm to individuals; and loss of assets. In addition, we could be impacted by cyber threats or other disruptions or vulnerabilities found in products we use or in our partners’ or customers’ systems that are used in connection with our business. These events, if not prevented or effectively mitigated, could damage our reputation, require remedial actions and lead to loss of business, regulatory actions, potential liability and other financial losses.

We provide systems, products and services to various customers (government and commercial) who also face cyber threats. Our systems, products and services may themselves be subject to cyber threats and/or they may not be able to detect or deter threats, or effectively to mitigate resulting losses. These losses could adversely affect our customers and our Company.

The impact of these various factors is difficult to predict, but one or more of them could result in the loss of information or capabilities, harm to individuals or property, damage to our reputation, loss of business, contractual or regulatory actions and potential liabilities, any one of which could have a material adverse effect on our financial position, results of operations and/or cash flows.

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
The development and manufacture of certain of our products involves the handling of a variety of explosive and flammable materials as well as high power equipment. From time to time, these activities may result in incidents that could cause us to temporarily shut down or otherwise disrupt some manufacturing processes, causing production delays and resulting in liability for workplace injuries and/or fatalities. We have safety and loss prevention programs that require detailed reviews of process changes and new operations, along with routine safety audits of operations involving explosive materials, to mitigate such incidents, as well as a variety of insurance policies. However, we cannot ensure that we will not experience such incidents in the future or that any such incidents will not result in production delays or otherwise have a material adverse effect on our business and financial condition. In addition, our microwave electronics business which is based in Israel may suffer disruption or damage from acts of terrorism, or other conflicts in that geographic region.

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

Although fixed-price contracts entail a greater risk of a reduced profit or financial loss on a contract compared to other types of contracts we enter into, fixed-price contracts typically provide higher profit opportunities because we may be able to benefit from cost savings and operating efficiencies. In contrast, cost-plus-fee contracts are subject to statutory limits on profit margins and generally are the least profitable of our contract types. Our U.S. Government customers typically determine what type of contract we enter into. Cost-plus-fee and fixed-price contracts in our federal business accounted for approximately 17% and 79%, respectively, of our federal business revenues for the year ended December 29, 2019. To the extent that we enter into more cost-plus-fee or less fixed-price contracts in proportion to our total contract mix in the future, our margins and operating results may suffer. Our operating results may also suffer to the extent we have a contract mix that is focused on developmental projects, which are typically at lower profit margins as compared to margins on production projects.

Our cash flow and profitability could be reduced if expenditures are incurred prior to the final receipt of a contract.
We provide various professional services, specialized products, and sometimes procure equipment and materials on behalf of our customers under various contractual arrangements. From time to time, in order to ensure that we satisfy our customers’ delivery requirements and schedules, we may elect to initiate procurement in advance of receiving final authorization from the government customer or a prime contractor. In addition, from time to time, we may build production units such as unmanned aerial vehicles in advance of receiving an anticipated contract award. If our government or prime contractor customer’s requirements should change or if the government or the prime contractor should direct the anticipated procurement to another contractor, or if the anticipated contract award does not materialize, or if the equipment or materials become obsolete or require modification before we are under contract for the procurement, our investment in the equipment or materials might be at risk if we cannot efficiently resell them. This could reduce anticipated earnings or result in a loss, negatively affecting our cash flow and profitability.
We have incurred and may continue to incur goodwill impairment charges in our reporting entities, which could harm our profitability.
As of December 29, 2019, goodwill represented approximately 38% of our total assets. We test for impairment annually. If impairment testing indicates that the carrying value of a reporting unit exceeds its fair value, the goodwill of the reporting unit is deemed impaired. Accordingly, an impairment charge would be recognized for that reporting unit in the period identified.
We test goodwill for impairment by performing a qualitative assessment or using a two-step impairment process. If we choose to perform a qualitative assessment and determine it is more likely than not that an impairment may exist, the two-step impairment process is then performed. For operations where the two-step process is used, the identification and measurement of impairment involves the estimation of the fair value of reporting units. If the fair value is determined to be less than the carrying value, a second step is performed to determine the amount of the impairment. Accounting for impairment contains uncertainty because management must make judgments in determining appropriate assumptions to be used in the measurement of fair value. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, incorporate management assumptions about expected future cash flows and contemplate other valuation techniques. Future cash flows can be affected by changes in industry or market conditions, among other things.

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
Federal and state income tax laws impose restrictions on the utilization of net operating loss (“NOL”) and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 of the Internal Revenue Code of 1986, as amended. We believe we underwent an ownership change in March 2010 that limited the Company’s federal annual utilization of NOL carryforwards. If the entire limitation amount is not utilized in a year, the excess can be carried forward and utilized in future years. For the year ended December 29, 2019, there was no impact of such limitations on the income tax provision since the amount of taxable income did not exceed the cumulative annual limitation amount. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOL or other tax attributes may be further limited.
We expect to incur substantial research and development costs and devote significant resources to identifying and developing new products and services, which could significantly reduce our profitability and may never result in revenue to us.
Our future growth depends on penetrating new markets, adapting existing products to new applications, and introducing new products and services that achieve market acceptance. We plan to incur substantial research and development costs as part of our efforts to design, develop and commercialize new products and services and enhance existing products. We spent $18.0 million, or 2.5% of our revenue, in our fiscal year ended December 29, 2019 on internally funded research and development activities. We believe that there are significant investment opportunities in a number of business areas. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the future. Further, our research and development programs may not produce successful results, and our new products and services may not achieve market acceptance, create additional revenue or become profitable, which could materially harm our business, prospects, financial results and liquidity.

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

We have in the past and may, in the future, acquire additional businesses that we believe could complement or expand our business or increase our customer base. For example, in 2019 we completed the acquisition of FTT, a leading turbomachinery design and manufacturing company. Whether we realize the anticipated benefits from these acquisitions and related activities depends, in part, upon our ability to integrate the operations of the acquired business, the performance of the underlying product and service portfolio, and the performance of the management team and other personnel of the acquired operations. Integrating the operations of acquired businesses successfully or otherwise realizing any of the anticipated benefits of acquisitions, including anticipated cost savings and additional revenue opportunities, involves a number of potential challenges. The failure to meet these integration challenges could seriously harm our financial condition and results of operations. Realizing the benefits of acquisitions depends in part on the integration of operations and personnel. These integration activities are complex and time-consuming, and we may encounter unexpected difficulties or incur unexpected costs, including:

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

Acquired businesses may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition, including cyber and other security vulnerabilities. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations to the U.S. Government or other customers, we, as the successor owner, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. Acquisitions also frequently result in the recording of goodwill and other intangible assets that are subject to potential impairment in the future that could harm our financial results. In addition, if we finance acquisitions by issuing debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our stock. Acquisitions and/or the related equity financings could also impact our ability to utilize our NOL carryforwards. As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate. Acquisitions frequently involve benefits related to integration of operations. The failure to successfully integrate the operations or to otherwise realize any of the anticipated benefits of the acquisition could seriously harm our financial condition and results of operations. While we believe that we have established appropriate and adequate procedures and processes to mitigate these risks, there is no assurance that these transactions will be successful.
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
We will be subject to the new DoD Cybersecurity Maturity Model Certification (“CMMC”) requirement recently issued by the Pentagon which may limit our ability to bid and win projects. The cost for the new CMMC requirement may be significant.
The Pentagon, on January 31, 2020, released the official version of its unified Cybersecurity standard that all contractors must meet by 2026. This standard, the CMMC, will apply to any company that does business with the Department of Defense. CMMC will also apply to subcontractors as well as prime contractors. The DoD has stated that it expects a roll-out of this requirement over a five-year timeline. CMMC borrows heavily from the existing NIST Cybersecurity Framework, and intends to rely heavily on a CMMC accrediting body. The DoD is currently drafting a memorandum of understanding to establish rules, roles and responsibilities between it and the accrediting body. Once up and running, companies will be able to apply for certification through a portal run by the accrediting body. The CMMC certification will be good for three years; with it, companies will be able to bid on contracts across the DoD and military services. There will be five levels of certification, Level 1 through Level 5. The new certification will not be required for existing contracts already signed, only on new contracts. The first “pathfinder” solicitations mandating CMMC are expected to come out in the fall of 2020. It is expected to take until 2026 to bring all contractors into compliance, since five years is the typical duration of a government contract.
Under CMMC, contractors will no longer “self-attest” they meet a given standard. Instead, Pentagon approved third parties will assess each company, at the company’s expense. There will be no fines for non-compliance, however contractors will not be able to be awarded new contracts that require a particular level of certification.
We may be unable to bid on new contract awards or on follow-on awards for existing work, depending on the level of standard as required for each solicitation, which could adversely impact our revenues, operating margins and cash flows. The cost to comply with the new CMMC requirement may be significant.
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
Our operations expose us to the risk of material environmental liabilities.
We are subject to various U.S. federal, state, local and non-U.S. laws and regulations related to environmental protection, including the discharge, treatment, storage, disposal and remediation of hazardous substances and wastes. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, as well as third-party claims for property damage or personal injury, if we were to violate or become liable under environmental laws or regulations. In some cases, we may be subject to such costs due to environmental impacts attributable to our current or past manufacturing operations or the operations of companies we have acquired. In other cases, we may become subject to such costs due to an indemnification agreement between us and a third party relating to such environmental liabilities. In addition, new laws and regulations, more stringent enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new remediation requirements could result in additional costs.

Risks Related to Our International Operations
Revenues derived from our international business could be subject to global economic downturn and hardship.

Our international business represents 18% of our total revenue for the year ended December 29, 2019, which may be impacted by changes in foreign national priorities and government budgets and may be further impacted by global economic conditions and fluctuations in foreign currency exchange rates. Continued international economic uncertainty and reductions in consumer spending may result in reductions in our revenue. In particular, recent events have caused increased attention on U.S. defense sales to the Kingdom of Saudi Arabia (“KSA”). Although we currently do not expect to be prevented from doing business in KSA, which represents nearly 8% of our sales (which are through FMS), if government action impairs our ability to fulfill our contractual obligations or otherwise to continue to do business in KSA, it could have an adverse effect on our financial results.
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
Our operations outside of the U.S. are subject to risks that are inherent in conducting business under non-U.S. laws, regulations and customs, including those related to:

•	foreign currency exchange rate fluctuations, potentially reducing the U.S. dollars we receive for sales denominated in foreign currency;

•	the possibility that unfriendly nations or groups could boycott our solutions;

•	political conditions in the markets in which we operate;

•	potential increased costs associated with overlapping tax structures;

•	import-export control;

•	the ability to obtain required U.S. government agency issued export licenses to ship our product overseas;

•	more limited protection for intellectual property rights in some countries;

•	difficulties and costs associated with staffing and managing foreign operations;

•	unexpected changes in regulatory requirements;

•	the difficulties of compliance with a wide variety of foreign laws and regulations;

•	longer accounts receivable cycles in certain foreign countries, whether due to cultural differences, exchange rate fluctuation or other factors;

•	technology transfer restrictions;

•	changes to our distribution networks;

•	our employees; and

•	war and terrorist events, including impacts to our international operations such as Microwave Electronics, which is headquartered in Israel.

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
Risks Related to Our Long-term Borrowings
We have substantial long-term borrowings, which could adversely affect our cash flow, financial condition and business.
As of December 29, 2019, we had approximately $295.1 million of long-term borrowings outstanding, which is net of $4.9 million of unamortized debt issuance costs. As a result of this indebtedness, our interest payment obligations are significant. The degree to which we are leveraged could have adverse effects on our business, including the following:

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

Our level of long-term borrowings increases the risk that we may default on our debt obligations. We may be unable to generate sufficient cash flow to pay the interest on our debt. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as reducing capital expenditures, reducing internal investments in research and development efforts, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. These alternative strategies may not be affected on satisfactory terms, if at all, and they may not yield sufficient funds to make required payments on our indebtedness.
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
As of December 29, 2019, approximately 11% of our consolidated assets, based on book value, and 16% of our consolidated revenues for the year ended December 29, 2019, were held by foreign subsidiaries, which do not guarantee the 6.5% Notes. Our ability to meet our debt service obligations with cash from foreign subsidiaries will depend upon the results of operations of these subsidiaries and may be subject to legal, contractual or other restrictions and other business considerations. In addition, dividend and interest payments to us from the foreign subsidiaries may be subject to foreign withholding taxes, which would reduce the amount of funds we receive from such foreign subsidiaries. Therefore, to the extent that we must use cash generated in foreign jurisdictions to make principal or interest payments on our debt, there may be a cost associated with repatriating the cash to the U.S. Dividends and other distributions from our foreign subsidiaries may also be subject to fluctuations in currency exchange rates and legal and other restrictions on repatriation, which could further reduce the amount of funds we receive from such foreign subsidiaries.
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
LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. Interest rates under our Credit Agreement are based partly on the LIBOR. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. If the method for calculation of LIBOR changes, if LIBOR is no longer available or if lenders have increased costs due to changes in LIBOR, we may suffer from potential increases in interest rates on our borrowings under the Credit Agreement. Further, we may need to renegotiate our credit facilities or any other borrowings that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

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
U.S. Government agencies, including the Defense Contract Audit Agency (“DCAA”), routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review the adequacy of our compliance with government standards for our accounting and management of internal control systems, including our: control environment and overall accounting system; general IT system; budget and planning system; purchasing system; material management and accounting system; compensation system; labor system; indirect and other direct costs system; billing system; and estimating system used for pricing on government contracts. Both contractors and the U.S. Government agencies conducting these audits and reviews have come under increased scrutiny. The current audits and reviews have become more rigorous, and the standards to which contractors are being held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome. During the course of its current audits, the DCAA is closely examining and questioning several of our established and disclosed practices that it had previously audited and accepted, increasing the uncertainty as to the ultimate conclusion that will be reached.
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

We have submitted incurred cost claims through fiscal year 2018. The actual indirect cost audits by the DCAA have been completed for our subsidiaries through fiscal year 2017. Although we have recorded contract revenues subsequent to fiscal year 2017 based upon costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits or reviews and, if future adjustments exceed our estimates, our profitability would be adversely affected.

Our employees or others acting on our behalf may engage in misconduct or other improper activities, which could cause us to lose contracts or cause us to incur costs.

We are exposed to the risk that employee fraud or other misconduct from our employees or others acting on our behalf could occur. Misconduct by employees or others could include intentional failures to comply with U.S. Government procurement regulations, engaging in unauthorized activities, insider threats to our cybersecurity, or falsifying time records. Misconduct by our employees or others acting on our behalf could also involve the improper use of our customers’ sensitive or classified information, which could result in regulatory sanctions against us, serious harm to our reputation, a loss of contracts and a reduction in revenues, or cause us to incur costs to respond to any related governmental inquiries. It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could cause us to lose contracts or cause a reduction in revenues. In addition, alleged or actual misconduct by employees or others acting on our behalf could result in investigations or prosecutions of persons engaged in the subject activities, which could result in unanticipated consequences or expenses and management distraction for us regardless of whether we are alleged to have any responsibility.
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
Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected. Our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of December 29, 2019. However, although we continue to devote substantial time and resources to the documentation and testing of our controls, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. Any failure to remediate any future material weaknesses or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our consolidated financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
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
We do not expect to pay any cash dividends or buyback any Kratos stock for the foreseeable future.
We have not declared any cash dividends since becoming a public company. We currently intend to retain any future earnings to finance the growth and development of the business and, therefore, we do not anticipate that we will pay any cash dividends on shares of our common stock in the foreseeable future. In addition, our ability to pay dividends and buyback Kratos stock is restricted by both the Indenture and the Credit Agreement. Any determination to pay dividends or stock buybacks in the future will be at the discretion of our board of directors and will be dependent upon our future financial condition, results of operations and capital requirements, general business conditions and other relevant factors as determined by our board of directors. See “Dividend Policy.”

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At December 29, 2019, we owned or leased approximately 1.7 million square feet of floor space at 42 separate locations, primarily in the U.S., for manufacturing, warehousing, research and development, administration and various other uses. At December 29, 2019, we leased to third parties 131,451 square feet of our leased facilities, and had no vacant floor space. We continually evaluate our current and future space capacity in relation to current and projected future staffing levels. We maintain our properties in good operating condition and believe that the productive capacity of our properties is adequate to meet current contractual requirements and those for the foreseeable future.
We have major operations at the following locations:
Kratos Government Solutions: Huntsville, AL; San Diego, CA; Colorado Springs, CO; Jupiter and Orlando, FL; Baltimore and Lanham, MD; Bristow, OK; Dallastown, PA; and Alexandria and Chantilly, VA. Locations outside the U.S. include Australia, Canada, England, France, Germany, Israel, Norway, and the United Kingdom.
Unmanned Systems: Roseville and Sacramento, CA; Fort Walton Beach, FL, and Oklahoma City, OK.
Corporate and other locations: San Diego, CA.

The following is a summary of our floor space at December 29, 2019:

Square feet (in thousands)	Owned	Leased	Total
Kratos Government Solutions	417	814	1,231
Unmanned Systems	20	388	408
Corporate (includes San Diego, operations of KGS and US segments)	—	26	26
Total	437	1,228	1,665

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
Holders of Record
On February 20, 2020, there were 350 shareholders of record of our common stock.

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
The following performance graph presents a comparison of the five year cumulative stockholder return on our common stock against the cumulative total return of a broad equity market index, the Russell 2000 Stock Index, and one customized peer group consisting of the companies listed below, for the period commencing December 31, 2014 and ending December 31, 2019. The performance graph assumes an initial investment of $100 in our common stock and in each of the Russell 2000 Stock Index and the peer group, and further assumes that all dividends were reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Kratos Defense & Security Solutions, Inc., the Russell 2000 Index, and Peer Group

*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

The companies included in the Company’s Peer Group are: AAR Corp., Aerojet Rocketdyne Holdings, Inc., AeroVironment Inc., Comtech Telecommunications Corp., CPI Aerostructures Inc., Ducommun Inc., Frequency Electronics Inc., and Mercury Systems Inc. Arotech Corp., which was included in the 2018 Peer Group has been excluded from the current Peer Group as it is no longer publicly traded.
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

Amounts in millions except per share amounts.
	December 29, 2019	December 30, 2018	December 31, 2017	December 25, 2016	December 27, 2015
Consolidated Statements of Operations Data:
Revenues	$717.5	$618.0	$603.3	$541.9	$512.5
Gross profit	190.0	169.7	157.6	120.5	124.2
Operating income (loss)	38.0	30.5	(12.0)	(18.0)	(9.6)
Provision (benefit) for income taxes	4.8	4.6	(10.2)	5.8	(13.8)
Income (loss) from continuing operations	10.9	4.1	(46.9)	(57.6)	(35.8)
Income (loss) from discontinued operations	1.7	(7.6)	4.2	(2.9)	55.6
Net income (loss)	12.6	(3.5)	(42.7)	(60.5)	19.8
Less: Net income attributable to noncontrolling interest	0.1	—	—	—	—
Net income (loss) attributable to Kratos	$12.5	$(3.5)	$(42.7)	$(60.5)	$19.8
Income (loss) from continuing operations per common share attributable to Kratos:
Basic	$0.10	$0.04	$(0.52)	$(0.94)	$(0.61)
Diluted	$0.10	$0.04	$(0.52)	$(0.94)	$(0.61)
Income (loss) from discontinued operations per common share:
Basic	$0.02	$(0.07)	$0.04	$(0.05)	$0.95
Diluted	$0.01	$(0.07)	$0.04	$(0.05)	$0.95
Net income (loss) per common share attributable to Kratos:
Basic	$0.12	$(0.03)	$(0.48)	$(0.99)	$0.34
Diluted	$0.11	$(0.03)	$(0.48)	$(0.99)	$0.34
Weighted average shares:
Basic	106.0	103.8	89.5	61.3	58.7
Diluted	109.2	106.1	89.5	61.3	58.7

	December 29, 2019	December 30, 2018	December 31, 2017	December 25, 2016	December 27, 2015
Consolidated Balance Sheet Data:
Cash and cash equivalents	$172.6	$182.7	$130.5	$70.2	$30.4
Working capital	339.5	330.0	282.5	176.5	148.0
Total assets	1,186.0	1,010.1	1,024.0	948.6	903.3
Short-term debt	—	—	0.8	1.0	1.0
Long-term debt	295.1	294.2	293.5	431.0	444.1
Total stockholders’ equity	$574.1	$519.3	$511.5	$276.4	$254.2

The 2015 Consolidated Statement of Operations Data includes an $80.8 million gain on the disposal of discontinued operations before taxes and a loss of $3.4 million on extinguishment of debt. The 2015 Consolidated Balance Sheet Data includes repayment of $41.0 million outstanding on our Credit Agreement and the repurchase of $175.0 million of our previously outstanding 7.00% Senior Secured Notes due 2019 (the “7% Notes”) at par.

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

The 2018 Consolidated Statement of Operations Data and Consolidated Balance Sheet Data includes the disposition of the PSS business which was disposed of on June 11, 2018 and is reflected as a discontinued operation. The 2018 Consolidated Statement of Operations Data and Consolidated Balance Sheet Data also reflects the adoption of FASB ASC 606, Revenue from Contracts with Customers (“ASC 606”), effective January 1, 2018.

The 2019 Consolidated Statement of Operations Data and Consolidated Balance Sheet Data includes the February 2019 acquisition of FTT as well as the adoption of FASB ASC 842, Leases, on December 31, 2018.

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

Overview

Kratos is a government contractor at the forefront of the DoD’s recapitalization of strategic weapon systems to address peer and near peer threats and its related Rapid Innovation Initiatives. Kratos is a leading technology, intellectual property, proprietary product and system company focused on the U.S. and its allies’ national security. Kratos is a recognized industry leader in the rapid development, demonstration and fielding of high technology systems and products at an affordable cost. Kratos’ primary focus areas are unmanned systems, space and satellite communications, microwave electronics, cyber security/warfare, training systems, missile defense, turbine technologies, C5ISR and training systems. We believe that our technology, intellectual property, proprietary products and designed-in positions on our customers’ programs, platforms and systems, and our ability to rapidly develop, demonstrate and field affordable leading technology systems gives us a competitive advantage and creates a high barrier to entry into our markets. Our work force is primarily technically oriented and highly skilled with a significant number of employees holding national security clearances. Our entire organization is focused on executing our strategy of becoming the leading technology and intellectual property based company in our industry.

Our primary end customers are U.S. Government agencies, including the DoD, intelligence agencies, and other national and homeland security related agencies. We also conduct business with local, state and foreign governments and domestic and international commercial customers. In fiscal 2019, 2018 and 2017, we generated 71%, 72% and 75%, respectively, of our total revenues from contracts with the U.S. Government (including all branches of the U.S. military and including FMS), either as a prime contractor or a subcontractor. We believe our stable customer base, strong customer relationships, intellectual property, specialized and differentiated products, broad array of contract vehicles, “designed in” positions on strategic national security platforms, our targeted investments in strategic growth areas, large employee base possessing specialized skills, security clearances, specialized manufacturing facilities and equipment, extensive list of past performance qualifications, and significant management and operational capabilities position us for success.

We were incorporated in the state of New York on December 19, 1994 and began operations in March 1995. We reincorporated in the state of Delaware in 1998.

Industry Background

On December 18, 2019, President Trump signed two 2020 spending bills totaling $1.4 trillion. The bills allocate $738 billion to the military and $632 billion to non-defense agencies, representing increases over fiscal 2019 of $22 billion for the Pentagon and $27 billion for non-defense agencies. The NDAA grants a base budget of approximately $666.5 billion (including the establishment of a new, sixth armed service for space) and an additional $71.5 billion for overseas contingency operations funding, a.k.a. the war budget. The federal budget and debt ceiling are expected to continue to be the subject of considerable debate, which could have a significant impact on defense spending broadly and the Company’s programs in particular.
The budget environment, including budget caps mandated by the BCA for fiscal years 2020 and 2021, and uncertainty surrounding the debt ceiling and the appropriations process, remain significant short and long-term risks. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the Administration and Congress and what challenges budget reductions (required by the BCA and otherwise) will present for the defense industry. If annual appropriations bills are not timely enacted for FY 2021 or beyond, the U.S. Government may again operate under a continuing resolution, restricting new contract or program starts, presenting resource allocation challenges and placing limitations on some planned program budgets, and we may face another government shutdown of unknown duration. If a prolonged government shutdown of the DoD were to occur, it could result in program cancellations, disruptions and/or stop work orders and could limit the U.S. Government’s ability to effectively progress programs and to make timely payments, and our ability to perform on our U.S. Government contracts and successfully compete for new work.
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
Current Reporting Segments

We operate in two reportable segments. The KGS reportable segment is comprised of an aggregation of KGS operating segments, including microwave electronic products, space, training and cybersecurity, training systems, modular systems, turbine technologies, and defense and rocket support services. The US reportable segment consists of our unmanned aerial, unmanned ground and unmanned seaborne system products. Our KGS and US segments provide products, solutions and services for mission critical national security programs. KGS and US customers primarily include national security related agencies, the DoD, intelligence agencies and classified agencies, and to a lesser degree, international government agencies and domestic and international commercial customers. We organize our operating segments based primarily on the nature of the products, solutions and services offered. For additional information regarding our reportable segments, see Note 14 of the Notes to Consolidated Financial Statements. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets wherever possible.

Discontinued Operations

On February 28, 2018, the Company entered into a Stock Purchase Agreement to sell the operations of Kratos Public

Safety & Security Solutions, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“PSS”), to Securitas Electronic Security, Inc., a Delaware corporation (“Buyer”). On June 11, 2018, we completed the sale of all of the issued and outstanding capital stock of PSS to Buyer for a purchase price of $69 million in cash, subject to a closing net working capital adjustment (the “Transaction”). We currently expect to receive approximately $70 million of aggregate net cash proceeds from the Transaction, after taking into account amounts to be paid by us pursuant to a negotiated transaction services agreement between us and the Buyer, receipt of approximately $7.0 million in net working capital retained by the Company, and associated transaction fees and expenses, excluding the impact of the final settlement and determination of the closing net working capital adjustment. To date, we have collected approximately $3.7 million of the retained net working capital. We currently expect that the remaining net working capital retained by the Company will be collected during 2020 once certain legacy projects are completed and the project close-out process has been completed. We are currently in dispute with the Buyer regarding the closing net working capital adjustment. The amount in dispute is approximately $8 million. The Company currently expects to recognize a net break-even on the sale of the PSS business once the aggregate net proceeds described above have been collected, excluding the impact of the final settlement and determination of the closing net working capital adjustment. Any changes or adjustments to the expected net proceeds will be reflected in future periods.

For additional information regarding discontinued operations, see Note 9 of the Notes to Consolidated Financial Statements contained within this Annual Report.

Key Financial Statement Concepts

As of December 29, 2019, we consider the following factors to be important in understanding our financial statements.

The Company’s business with the U.S. Government and prime contractors is generally performed under fixed-price, cost reimbursable, or time and materials contracts. Cost reimbursable contracts for the U.S. Government provide for reimbursement of costs plus the payment of a fee. Some cost reimbursable contracts include incentive fees that are awarded based on performance on the contract. Under time and materials contracts, we are reimbursed for labor hours at negotiated hourly billing rates and reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expenses. Effective January 1, 2018, we adopted the requirements of ASC 606, utilizing the modified retrospective method as discussed in Note 1 of the Notes to Consolidated Financial Statements contained within this Annual Report

The reported results for 2018 and 2019 reflect the application of ASC 606 guidance while the reported results for periods prior to January 1, 2018 were prepared under the guidance of Financial Accounting Standards Board (“FASB”) ASC 605, Revenue Recognition (“ASC 605”). The adoption of ASC 606 represents a change in accounting principle. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services and products. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these services and products.

Prior to the adoption of ASC 606, we recognized the majority of our revenues using the percentage-of-completion method of accounting. Based on the nature of products provided or services performed, revenue was recorded as costs were incurred (the “percentage-of-completion cost-to-cost method”) or as units were delivered (the “percentage-of-completion units-of-delivery method”). For the majority of contracts, we satisfy the underlying performance obligations over time as the customer obtains control or receives benefits as work is performed on the contract. As a result, under ASC 606 revenue is recognized over a period of time utilizing the percentage-of-completion cost-to-cost method. This change generally results in an acceleration of revenue for contracts that were historically accounted for using the percentage-of-completion units-of-delivery method as revenues are now recognized earlier in the performance period as costs are incurred rather than as the products are delivered.

In accordance with ASC 606, we evaluate whether a contract with a customer exists by evaluating a number of criteria including whether collection of consideration is reasonably assured; comprehensive collection history; results of our communications with customers; the current financial position of the customer; and the relevant economic conditions in the customer’s country. If we have had no prior experience with the customer, we may review reports from various credit organizations to ensure that the customer has a history of paying its creditors in a reliable and effective manner. If the financial condition of our customers were to deteriorate and adversely affect their financial ability to make payments, allowances would be required.

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

Effective December 31, 2018, we adopted the requirements of ASU 2016-02, Leases, also referred to as
“ASC 842”, utilizing the optional transition method, as discussed in Note 1 to the accompanying Consolidated Financial Statements. ASC 842 requires that lessees recognize assets and liabilities for the rights and obligations underlying leases with a lease term of more than one year. The reported results for 2019 reflect the application of ASC 842 guidance while the reported results for periods prior to December 31, 2018 were prepared under the guidance of FASB Topic 840, Leases. The adoption of ASC 842 represents a change in accounting principle.

Results of Operations

Comparison of Results for the Year Ended December 29, 2019 to the Year Ended December 30, 2018

Revenues. Revenues by reportable segment for the years ended December 29, 2019 and December 30, 2018 are as follows (in millions):

	2019	2018	$ Change	% Change
Kratos Government Solutions
Service revenues	$272.6	$200.7	$71.9	35.8%
Product sales	283.5	284.4	(0.9)	(0.3)%
Total Kratos Government Solutions	556.1	485.1	71.0	14.6%
Unmanned Systems - product sales	161.4	132.9	28.5	21.4%
Total revenues	$717.5	$618.0	$99.5	16.1%

Total service revenues	$272.6	$200.7	$71.9	35.8%
Total product sales	444.9	417.3	27.6	6.6%
Total revenues	$717.5	$618.0	$99.5	16.1%

Revenues increased $99.5 million to $717.5 million for the year ended December 29, 2019 from $618.0 million for the year ended December 30, 2018. Revenues in our KGS segment increased $71.0 million due to the FTT acquisition which contributed $52.5 million in revenues, along with increases in our satellite communications, modular systems, training systems, microwave products, and our ballistic missile target businesses which contributed increased revenues of $30.5 million, partially offset by reductions of approximately $7.7 million resulting from reduced revenues in our legacy government services business which has been impacted by continued commoditization and price competitiveness in the government services industry due to contract awards on a lowest price technically acceptable basis rather than on a best value basis. Revenues in our US segment increased due to increased execution on low rate initial production of our SSAT/177 aerial targets for the U.S. Navy, and production on our AFSAT 167 aerial targets for the U.S. Air Force, which resulted in increased revenues of $23.3 million.

Product sales increased $27.6 million to $444.9 million for the year ended December 29, 2019 from $417.3 million for the year ended December 30, 2018, primarily as a result of increased production activity in our US segment and our modular systems business. As a percentage of total revenue, product sales were 62.0% for the year ended December 29, 2019, as compared to 67.5% for the year ended December 30, 2018. Service revenues increased by $71.9 million to $272.6 million for the year ended December 29, 2019, from $200.7 million for the year ended December 30, 2018.

Cost of revenues.  Cost of revenues increased to $527.5 million for the year ended December 29, 2019, from $448.3 million for the year ended December 30, 2018. The $79.2 million increase in cost of revenues was primarily a result of increased revenue discussed above.

Gross margin percentage decreased to 26.5% for the year ended December 29, 2019, compared to 27.5% for the year ended December 30, 2018. Margins on services decreased to 29.6% for the year ended December 29, 2019 from 31.3% for the year ended December 30, 2018. Margins on product sales decreased for the year ended December 29, 2019, as compared to December 30, 2018 to 24.6% from 25.6%, respectively, primarily as a result of a change in the mix of products. Margins in the KGS segment decreased to 28.3% for the year ended December 29, 2019 from 29.1% for the year ended December 30, 2018. Margins in the US segment decreased to 20.4% for the year ended December 29, 2019 from 21.3% for the year ended December 30, 2018, primarily due to a less favorable mix of products sold in the year ended December 29, 2019.

Selling, general and administrative expenses (SG&A).  SG&A increased $11.0 million to $130.8 million for the year ended December 29, 2019, from $119.8 million for the year ended December 30, 2018. As a percentage of revenues, SG&A decreased to 18.2% for the year ended December 29, 2019 from 19.4% for the year ended December 30, 2018. Excluding amortization of intangibles of $7.4 million for the year ended December 29, 2019, and amortization of intangibles of $5.9 million for the year ended December 30, 2018, SG&A decreased as a percentage of revenues to 17.2% from 18.4% for the year ended December 29, 2019 and December 30, 2018, respectively, which is primarily due to the leverage on the fixed SG&A infrastructure as revenues have increased, as well as the impact of cost reduction actions taken by us.

Research and development (R&D) expenses.  R&D expenses were $18.0 million for the year ended December 29, 2019 and $15.6 million for the year ended December 30, 2018. As a percentage of revenues, R&D remained consistent at 2.5% of revenues for the years ended December 29, 2019 and December 30, 2018. R&D expenditures are primarily related to investments we are making in coordination with our customers, as we work towards our objectives which include having our products designated as the new platform for, or “designed-in” to, certain new long-term program opportunities , our ownership of certain intellectual property rights for products that support these programs, and technology upgrades and refresh activities that are necessary for the next generation of our existing product lines specifically in our space and satellite communications business.

Restructuring Expenses and Other. The expense of $0.9 million for the year ended December 29, 2019, primarily consisted of approximately $0.6 million in legal costs related to an ongoing dispute with an international aerial targets customer and employee termination costs of approximately $0.3 million associated with personnel reduction actions taken during the year. The expense of $3.8 million for the year ended December 30, 2018, consisted primarily of a litigation settlement and related legal costs of approximately $2.8 million, and employee termination costs of approximately $1.0 million related to personnel reduction actions taken in 2018.

Other expense, net. Other expense, net, increased to $22.3 million from $21.8 million for the years ended December 29, 2019 and December 30, 2018, respectively, primarily as a result of a net increase in interest expense of $0.8 million related to finance type lease liabilities.

Provision for income taxes from continuing operations. The provision for income taxes from continuing operations increased to $4.8 million on income from continuing operations before income taxes of $15.7 million for the year ended December 29, 2019 from a provision $4.6 million on income from continuing operations before income taxes of $8.7 million for the year ended December 30, 2018. The tax provision for the year ended December 29, 2019 was primarily comprised of an increase in uncertain tax positions of $7.5 million, in addition to current state and foreign taxes of $2.5 million, and partially offset by a benefit of $5.2 million related to the release of a valuation allowance due to the FTT acquisition. In accordance with ASC 805, we established deferred tax liabilities for the increase in the financial statement basis of the acquired assets of FTT. As a result of our ability to recognize deferred tax assets for some of these deferred tax liabilities, we released the valuation allowance against our deferred tax assets and recognized an income tax benefit of $5.2 million for the year ended December 29, 2019. The tax provision for the year ended December 30, 2018 was primarily comprised of an increase in uncertain tax positions of $4.0 million, in addition to state and foreign taxes.

Income (loss) from discontinued operations. The income from discontinued operations was $1.7 million for the year ended December 29, 2019 and includes a $3.6 million gain as a result of the release of an indemnification liability following the lapse of the statute of limitations associated with a potential tax liability that was recorded in 2015 as part of the previous sale of our Electronics Products Division. This gain was offset by a loss of $1.7 million from operating activities primarily reflecting the work performed in relation to outstanding tasks on legacy projects retained by us following the sale of the PSS business and legal expenses related to the closing net working capital dispute with the buyer of the PSS business. The loss from discontinued operations was $7.6 million for the year ended December 30, 2018, which includes a loss of $6.7 million from operating activities through the completion of the divestiture of our PSS subsidiary in June 2018 and approximately $2.7 million of transaction-related expenses offset by related tax benefits of $1.8 million.

For a comparison of the Company’s results of operations for the fiscal year ended December 31, 2017 to the fiscal year ended December 30, 2018, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 30, 2018, which was filed with the U.S. Securities and Exchange Commission on February 28, 2019.

Liquidity and Capital Resources

As of December 29, 2019, we had cash and cash equivalents of $172.6 million compared with cash and cash equivalents of $182.7 million as of December 30, 2018, which includes $24.6 million and $12.0 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, however, earnings of these foreign subsidiaries are essentially considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. they could be repatriated, and their repatriation into the U.S. may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

Our total debt, including principal due on the 6.5% Notes, net of debt issuance costs of $4.9 million, increased by $0.9 million to $295.1 million as of December 29, 2019 from $294.2 million as of December 30, 2018. The increase in total debt was due to the amortization of debt issuance costs.

We use our operating cash flow to finance trade accounts receivable, fund necessary increases in inventory, which may include leaning forward to procure long-lead materials for certain of our unmanned systems programs at our customers’ request, prior to receipt of customer contractual funding documents, fund capital expenditures, our IR&D investments, other product investments, and our ongoing operations, service our debt and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services since a number of our receivables are contractually billable and due to us only when certain contractual milestones are achieved, certain of which are not achieved until final shipment and acceptance of our products. Financing increases in inventory balances is necessary to fulfill shipment requirements to meet delivery schedules of our customers. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our days sales outstanding (“DSO”) have decreased to 134 days as of December 29, 2019 from 140 days as of December 30, 2018. Our DSOs can fluctuate from period to period, primarily as a result of certain contractual billing milestones that have not yet been attained, such as equipment shipments and deliveries on certain products, and for certain flight requirements that must be fulfilled on certain aerial target programs, or final billings which are not due until completion on certain of our large training systems deliveries, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time. For instance, many of our programs, including in our training solutions business, include progress payments for which the last 10 to 20 percent of our costs incurred are withheld, and not payable until the acceptance and delivery of the system. In November 2019, a large training solutions program was terminated for convenience (“T for C”) by the customer. Under a T for C, a contractor is entitled to seek specified costs through a termination settlement process including (1) the contract price for completed supplies and services accepted by the government but not previously paid for; (2) the cost incurred in the performance of work terminated plus a reasonable profit on those costs; and (3) and its costs incurred in settling with subcontractors and preparing and settling the termination proposal. However, we will not be able to collect the total withheld amounts until the settlement terms of the T for C have been negotiated and agreed to with the customer. At December 29, 2019, approximately $11.5 million in unbilled receivables remain outstanding on this project. In addition, we are currently in dispute with an international customer in our US segment over approximately $10.0 million in unbilled receivables outstanding as of December 29, 2019. The dispute concerns the completion of certain system requirements and contractual milestones. Although there could be a delay in billing and collecting amounts due to us under the aforementioned contracts, we have evaluated the present facts of the matters and performed a reassessment of the contractual amounts due and have determined that no adjustment to previously recognized revenue, or the corresponding unbilled receivables, is necessary at December 29, 2019.

A summary of our net cash provided by operating activities from continuing operations from our Consolidated Statements of Cash Flows is as follows (in millions):

	Year Ended
	December 29, 2019	December 30, 2018
Net cash provided by operating activities from continuing operations	$28.9	$18.1

Our cash provided by operating activities from continuing operations for the year ended December 29, 2019 was positively impacted by increased operating income as compared to the year ended December 30, 2018. Net cash provided by operating activities from continuing operations was also impacted by interest expense we paid related to our 6.5% Notes. We paid $19.9 million and $20.5 million in interest expense in 2019 and 2018, respectively. Cash provided by operating activities in 2019 and 2018 was also negatively impacted by discretionary investments we have made in internally funded research and development of $18.0 million in 2019 and $15.6 million in 2018, contract development costs on new platforms in our US segment, and increased SG&A expenditures primarily related to business capture pursuits in the tactical unmanned aircraft systems initiatives, as well as changes in working capital accounts. The net use in working capital accounts for 2019 and 2018 includes approximately $0.9 and $3.6 million, respectively, of internal development product development investments that are non-capital expenditures we are making related to the LCASD or “Valkyrie”.

Our cash provided by (used in) investing activities from continuing operations is summarized as follows (in millions):

	Year Ended
	December 29, 2019	December 30, 2018
Investing activities:
Cash paid for acquisitions, net of cash acquired	$(17.7)	$(2.9)
Proceeds from sale of assets	0.3	66.0
Capital expenditures	(26.3)	(22.6)
Net cash provided by (used in) investing activities from continuing operations	$(43.7)	$40.5

Net cash used in investing activities from continuing operations for year ended December 29, 2019 is comprised of the acquisition of FTT and capital expenditures which consist primarily of investments in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business. Net cash provided by investing activities from continuing operations for year ended December 30, 2018 was positively impacted by the approximately $66.0 million net proceeds, net of related transaction expenses, received from the sale of PSS. These proceeds were partially offset by capital expenditures of $22.6 million, which consist of investments in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business. During the year ended December 29, 2019, capital expenditures of approximately $13.9 million were incurred in our US business, primarily related to our unmanned combat target initiative.

Cash provided by financing activities from continuing operations is summarized as follows (in millions):

	Year Ended
	December 29, 2019	December 30, 2018
Financing activities:
Expenses from the issuance of common stock	$—	$(1.1)
Repayment under credit facility and debt	—	(0.8)
Debt issuance costs	—	(0.1)
Payments under finance leases	(0.5)	—
Proceeds from exercise of restricted stock units, employee stock options, and employee stock purchase plan	4.0	3.7
Net cash provided by financing activities from continuing operations	$3.5	$1.7

Net cash provided by financing activities from continuing operations was $3.5 million for the year ended December 29, 2019. Net cash provided by financing activities from continuing operations was $1.7 million for the year ended

December 30, 2018, which includes $1.1 million of fees paid in the beginning of 2018 related to the equity offerings that were completed in 2017.

The net operating cash flows of discontinued operations is summarized as follows (in millions):

	Year Ended
	December 29, 2019	December 30, 2018
Net operating cash flows of discontinued operations	$1.1	$(7.7)

The net operating cash flow of discontinued operations for the year ended December 29, 2019 is substantially related to the discontinued operations of our PSS business unit. During 2019, approximately $3.7 million was collected on amounts due related to the legacy projects retained by us, less costs incurred to complete the legacy projects and legal costs related to the ongoing working capital dispute with the buyer of PSS. This was also partially offset by a reduction in other current liabilities of $1.8 million. The net operating cash flow of discontinued operations for the year ended December 30, 2018 is substantially related to the discontinued operations of our PSS business unit, which includes the payment of $3.5 million to the Buyer of the PSS business pursuant to a negotiated transaction services agreement.

6.5% Senior Secured Notes due 2025

In November 2017, we issued and sold $300 million aggregate principal amount of 6.5% Senior Secured Notes due 2025 (the “6.5% Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Act”). The net proceeds from the issuance of the 6.5% Notes were $295.5 million after expenses of $4.5 million. We utilized the net proceeds from the sale of the 6.5% Notes, as well as cash from our recent equity offering to extinguish our previously outstanding 7% Notes. The total reacquisition price of the 7% Notes was $385.2 million, including a $12.0 million call premium, and $0.3 million of accrued interest.

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

(b) incur additional debt and guarantee debt; (c) prepay, redeem or repurchase certain debt; (d) issue certain preferred stock or similar equity securities; (e) make loans and investments; (f) sell assets; (g) incur liens; (h) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (i) enter into transactions with affiliates; and (j) enter into agreements restricting our ability and certain of our subsidiaries’ ability to pay dividends. These covenants are subject to a number of exceptions. As of December 29, 2019, we were in compliance with the covenants contained in the Indenture governing the 6.5% Notes.

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

The measurement of a minimum fixed charge coverage ratio is required to be measured if Excess Availability, as defined in the Credit Agreement, is less than fifty percent of the lesser of the Borrowing Base or the Total Commitment Amount, each as defined in the Credit Agreement.

As of December 29, 2019, there were no borrowings outstanding on the Credit Agreement and $5.4 million was outstanding on letters of credit, resulting in net borrowing base availability of $69.3 million. We were in compliance with the financial covenants of the Credit Agreement as of December 29, 2019.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments at December 29, 2019, and the effect such obligations could have on our liquidity and cash flow in future periods (in millions):

	Payments Due/Forecast by Period
	Total	2020	2021 - 2022	2023 - 2024	2025 and After
Debt, net of interest(1)	$300.0	$—	$—	$—	$300.0
Estimated interest on debt(2)	136.5	19.5	39.0	39.0	39.0
Purchase orders(3)	153.1	112.4	40.6	0.1	—
Operating leases(4)	57.2	12.6	18.6	14.4	11.6
Finance leases(4)	70.2	3.1	6.5	6.6	54.0
Unrecognized tax benefits, including interest and penalties(5)	—	—	—	—	—
Total commitments and recorded liabilities	$717.0	$147.6	$104.7	$60.1	$404.6

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

(4)
We have entered into or acquired various non-cancelable operating and finance lease agreements that expire on various dates through 2038. See Note 6 in the Notes to Consolidated Financial Statements contained within this Annual Report for further details.

(5)
As of December 29, 2019, we have a $15.7 million noncurrent liability for uncertain tax positions and a $2.8 million guarantor liability, all of which may result in cash payments. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlements with the taxing authorities.

As of December 29, 2019, we have $5.4 million of standby letters of credit outstanding. Our letters of credit are primarily related to milestone payments received from foreign customers for which the customer has not yet received the product. Additional information regarding our financial commitments at December 29, 2019 is provided in the Notes to Consolidated Financial Statements contained in this Annual Report, specifically Note 15.

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

Critical Accounting Principles and Estimates

We have identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements. The preparation of our Consolidated Financial Statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, stockholders’ equity, revenues and expenses, and related disclosures of contingent assets and liabilities. On a periodic basis, as deemed necessary, we evaluate our estimates, including those related to revenue recognition, valuation of inventory including the reserves for excess and obsolete inventory, valuation of long-lived assets including identifiable intangibles and goodwill, accounting for income taxes including the related valuation allowance, warranties, contingencies and litigation, contingent acquisition consideration, and losses on unused office space. We explain these accounting policies in the Notes to Consolidated Financial Statements contained within this Annual Report and at relevant sections in this discussion and analysis. These estimates are based on the information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions and such differences may be material.

Revenue recognition. Effective January 1, 2018, we adopted the Financial Accounting Standards Board (“FASB”) ASU 2014-09, Revenue from Contracts with Customers, and the related amendments, which are codified into Accounting Standards Codification (“ASC”) 606 (“ASC 606”), which establishes a broad principle that requires entities to assess the products or services promised in contracts with customers at contract inception to determine the appropriate unit at which to record revenues, which is referred to as a performance obligation. Revenue is recognized when control of the promised products or services is transferred to customers, at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those products or services. The new standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We adopted the requirements of ASC 606, utilizing the modified retrospective method as discussed in Note 1 of the Notes to Consolidated Financial Statements contained within this Annual Report.

The reported results for 2018 and 2019 reflect the application of ASC 606 guidance while the reported results for periods prior to January 1, 2018 were prepared under the guidance of ASC 605. The adoption of ASC 606 represents a change in accounting principle.

To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Once the contract is identified and determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under ASC 606. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected-cost-plus-margin approach, under which we forecast the expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service.

Prior to the adoption of ASC 606, we recognized the majority of our revenues using the percentage-of-completion method of accounting. Based on the nature of products provided or services performed, revenue was recorded as costs were incurred (the “percentage-of-completion cost-to-cost method”) or as units were delivered (the “percentage-of-completion units-of-delivery method”). For the majority of contracts, we satisfy the underlying performance obligations over time as the customer obtains control or receives benefits as work is performed on the contract. As a result, under ASC 606 revenue is recognized over a period of time utilizing the percentage-of-completion cost-to-cost method. This change generally results in an acceleration of revenue for contracts that were historically accounted for using the percentage-of-completion units-of-delivery method as revenues are now recognized earlier in the performance period as costs are incurred.

For our federal contracts, we apply U.S. Government procurement and accounting standards in assessing the allowability and the allocability of costs to contracts. Due to the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. We closely monitor compliance with, and the consistent application of, our critical accounting policies related to contract accounting. Business operations personnel conduct periodic contract status and performance reviews. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the current period. Also, regular and recurring evaluations of contract cost, scheduling and technical matters are performed by management personnel who are independent from the business operations personnel performing work under the contract. Costs incurred and allocated to contracts with the U.S. Government are scrutinized for compliance with regulatory standards by our personnel, and are subject to audit by the DCAA.

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

Goodwill. The purchase price of an acquired business is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair values, with the excess recorded as goodwill. Such fair value assessments require judgments and estimates that can be affected by contract performance and other factors over time, which may cause final amounts to differ materially from original estimates.

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

KGS has five operating segments: Defense Rocket Support Services (“DRSS”), Microwave Electronics (“ME”), Space, Training and Cybersecurity Solutions (“ST&C”), Modular Systems (“MS”), and Kratos Turbine Technologies (“KTT”), that provide technology based defense solutions, involving products and services, primarily for mission critical U.S. national security priorities, with the primary focus relating to the nation’s Command, Control, Communications, Computing, Combat

Systems, Intelligence, Surveillance (“C5ISR”) and Reconnaissance requirements. The US reportable segment provides unmanned aerial systems, unmanned ground, and unmanned seaborne systems. We have identified our reporting units to be the DRSS, ME, ST&C, MS, and KTT operating segments, within the KGS reportable segment, and the US reportable segment, each of which has been assessed and evaluated for potential impairment in our fiscal year 2019 annual test.
We test goodwill for impairment by performing a qualitative assessment or using a two-step impairment process. If we choose to perform a qualitative assessment and determine it is more likely than not that an impairment may exist, the two-step impairment process is then performed. For operations where the two-step process is used, the identification and measurement of impairment involves the estimation of the fair value of reporting units. If the fair value is determined to be less than the carrying value, a second step is performed to determine the amount of the impairment. When any impairment has occurred, a charge to operations is recorded. In order to test for potential impairment, we estimate the fair value of each of the impacted reporting units based on a comparison and weighting of the income approach, specifically the discounted cash flow (“DCF”) method and the market approach, which estimates the fair value of our reporting units based upon comparable market prices and recent transactions and also validates the reasonableness of the implied multiples from the income approach.

In testing for impairment of our goodwill using a two-step impairment process at a particular reporting unit, we make assumptions about the amount and timing of future expected cash flows, terminal growth rates, appropriate discount rates, market multiples, and the control premium a controlling shareholder could be expected to pay:

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

The carrying value of goodwill of the US and KGS reportable segments, was $97.3 million and $358.3 million, respectively, at December 29, 2019.

In determining the fair value of our reporting units, there are key assumptions related to our future operating performance and revenue growth. If the actual operating performance and financial results are not consistent with our assumptions, a further impairment in our $455.6 million goodwill and $39.5 million long-lived intangibles could occur in future periods. In particular, the US reporting unit fair value includes assumptions that the development of the high performance UCAS product is successful and we are awarded future contracts for the UCAS product and other new tactical unmanned aircraft systems. Additionally, the US reporting unit fair value assumes that the U.S. Navy will exercise options under the existing current contract and we will continue low rate initial production and commence full rate production for the Sub-Sonic Aerial Target. Our goodwill impairment assessment includes assumptions of the entry to new international markets for which we have not yet penetrated. Additional risks for goodwill across all reporting units include, but are not limited to, the risks discussed in Item 1A “Risk Factors” contained within this Annual Report and:

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

We have a valuation allowance at December 29, 2019 due to management’s overall assessment of risks and uncertainties related to our future ability to realize and, hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences and future tax deductions resulting from certain types of stock option exercises, before they expire.

The 2019 effective tax rate at December 29, 2019 for annual and interim reporting periods could be impacted if uncertain tax positions that are not recognized at December 29, 2019 are settled at an amount which differs from our estimate. Finally, during 2019 and thereafter, if we are impacted by a change in the valuation allowance as of December 29, 2019 resulting from a change in judgment regarding the realizability of deferred tax assets beyond December 29, 2019, such effect will be recognized in the interim period in which the change occurs.

Contingencies and litigation. We are currently involved in certain legal proceedings. We estimate a range of liability related to pending litigation where the amount and range of loss can be estimated. We record our estimate of a loss when the loss is considered probable and reasonably estimable. Where a liability is probable and there is a range of estimated loss and no amount in the range is more likely than any other number in the range, we record the minimum estimated liability related to the claim in accordance with FASB ASC Topic 450, Contingencies. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of potential liability could materially impact our results of operations. See Note 15 of the Notes to Consolidated Financial Statements contained within this Annual Report for a further discussion of our legal proceedings.

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

Exposure to market risk for changes in interest rates relates to our outstanding debt. We are exposed to interest rate risk, primarily through our borrowing activities under the Credit Agreement discussed under “Liquidity and Capital Resources” above. Based on our current outstanding balances, a 1% change in the LIBOR would not materially impact our financial position. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments were contracted with investment grade counterparties to reduce exposure to interest rate risk on our prior credit facilities. We had no outstanding derivative financial instruments as of December 29, 2019.

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

Our cash and cash equivalents as of December 29, 2019 were $172.6 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on our net income for the year ended December 29, 2019.

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

As required by Rule 13a-15(b) and 15d-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer

concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 29, 2019.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment of and conclusion on the effectiveness of internal control over financial reporting as of December 29, 2019 did not include the internal controls of FTT, more fully described in Part 1 of this Form 10-K, of which 80.1% of the ownership was acquired by the Company on February 27, 2019. The total assets of FTT, which is now the KTT Division, in aggregate, are approximately 4.2% of the total assets of the Company, and the revenues of FTT comprise approximately 7.3% of the revenues of the Company, as such amounts for the Company are reflected in the Company’s consolidated financial statements as of and for the fiscal year ended December 29, 2019 included in this Form 10-K. Management will perform an assessment of the effectiveness of FTT’s internal control over financial reporting within one year of the date of acquisition. Aside from this exclusion and based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 29, 2019.

Our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 29, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial accounting and reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of the fiscal year ended December 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2020 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 29, 2019.

Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2020 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 29, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2020 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 29, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2020 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 29, 2019.

Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2020 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 29, 2019.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

(a) (3)  Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date (File No.)	Exhibit	Filed- Furnished Herewith
2.1+*	Stock Purchase Agreement, dated May 31, 2015, by and among Kratos Defense & Security Solutions, Inc., Herley Industries, Inc., Ultra Electronics Holdings plc and Ultra Electronics Defense Inc.	10-Q	08/06/2015 (001-34460)	2.4
2.2+	Stock Purchase Agreement, dated February 28, 2018 among Kratos Defense & Security Solutions, Inc., Kratos Public Safety &Security Solutions, Inc. and Securitas Electronic Security, Inc.	10-Q	5/10/2018 (001-34460)	2.2
2.3+**	Purchase Agreement, dated February 27, 2019, by and among Kratos Defense & Security Solutions, Inc., Shirley Brostmeyer, (“SB”), Joseph Brostmeyer (“JB”), certain trusts established by SB, JB and members of their immediate family, and JB, as the Sellers Representative.	10-Q	5/08/2019 (001-34460)	2.3
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc., as amended.	10-K	2/27/2017 (001-34460)	3.1
3.2	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc., as amended.	10-K	2/27/2017 (001-34460)	3.2
4.1	Specimen Stock Certificate.	10-K	2/27/2017 (001-34460)	4.1
4.2	Indenture, dated as of November 20, 2017, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent.	8-K	11/21/2017 (001-34460)	4.1
4.3	First Supplemental Indenture, dated as of December 21, 2017, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantor as party thereto, and Wilmington Trust, National Association, as Trustee.	10-K	02/28/2018 (001-34460)	4.5
4.4	Description of Equity Securities Registered under Section 12 of the Exchange Act.				*
10.1#	Form of Indemnification Agreement by and between Kratos Defense & Security Solutions, Inc. and its directors and executive officers.	10-Q	08/04/2011 (001-34460)	10.8
10.2#	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	07/31/2017 (001-34460)	99.1
10.3#	2000 Nonstatutory Stock Option Plan.	10-Q	11/14/2000 (000-27231)	10.2
10.4#	Form of Stock Option Agreement and Form of Stock Option Grant Notice used in connection with the 2000 Nonstatutory Stock Option Plan.	10-Q	11/14/2000 (000-27231)	10.3
10.5#	2005 Equity Incentive Plan.	S-8	08/01/2005 (333-127060)	99.2
10.6#	Form of Stock Option Agreement pursuant to the 2005 Equity Incentive Plan.	S-8	08/01/2005 (333-127060)	99.1

10.7#	Form of Restricted Stock Unit Agreement and Form of Notice of Grant of Restricted Stock Units under the 2005 Equity Incentive Plan.	8-K	01/17/2007 (000-27231)	99.3
10.8#	Herley Industries, Inc. 1997 Stock Option Plan.	S-8	04/08/2011 (333-173383)	4.11
10.9#	Herley Industries, Inc. 2000 Stock Option Plan.	S-8	04/08/2011 (333-173383)	4.13
10.10#	Herley Industries, Inc. 2003 Stock Option Plan.	S-8	04/08/2011 (333-173383)	4.14
10.11#	Herley Industries, Inc. Amended and Restated 2006 New Employee Stock Option Plan.	S-8	04/08/2011 (333-173383)	4.15
10.12#	2011 Equity Incentive Plan.	DEF 14A	04/15/2011 (001-34460)	n/a
10.13#	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement pursuant to the 2011 Equity Incentive Plan.	8-K	11/18/2011 (001-34460)	10.2
10.14#	2014 Equity Incentive Plan.	S-8	07/31/2017 (001-34460)	99.2
10.15#	Form of Restricted Stock Unit Grant & Notice and Form of Restricted Stock Unit Award Agreement pursuant to the 2014 Equity Incentive Plan.				*
10.16#	Second Amended and Restated Executive Employment Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Eric DeMarco.	10-Q	08/04/2011 (001-34460)	10.3
10.17#	Second Amended and Restated Severance and Change of Control Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Deanna Lund.	10-Q	08/04/2011 (001-34460)	10.4
10.18	Sublease Agreement, dated as of December 17, 2009, by and between Amylin Pharmaceuticals, Inc., as Sublessor, and Kratos Defense & Security Solutions, Inc., as Sublessee.	10-K	03/11/2010 (001-34460)	10.26
10.19#	Herley Industries, Inc. Amended and Restated 2010 Stock Plan, and the related Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement.	S-8	03/08/2012 (333-179977)	4.10
10.20#	Amended and Restated Integral Systems, Inc. 2008 Stock Incentive Plan, and the related Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units and Restricted Stock Unit Award Agreement.	S-8	03/08/2012 (333-179977)	4.11
10.21#	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement, entered into between Kratos Defense & Security Solutions, Inc. and certain employees of Composite Engineering, Inc.	S-8	07/27/2012 (333-182910)	4.12
10.22#	Employment Agreement, effective January 1, 2015, by and between Kratos Defense & Security Solutions, Inc. and Richard Poirier.	8-K	03/12/2015 (001-34460)	10.1

10.23#	Bonus Agreement, dated June 1, 2015, by and between Kratos Defense & Security Solutions, Inc. and Richard Poirier.	8-K	06/02/2015 (001-34460)	10.1
10.24#	Employment Agreement, effective January 1, 2017, by and between Kratos Defense & Security Solutions, Inc. and Phil Carrai.	8-K	12/08/2016 (001-34460)	10.1
10.25	Amended and Restated Credit and Security Agreement, dated as of November 20, 2017, among Kratos Defense & Security Solutions, Inc., as Borrower, the lenders named therein, SunTrust Bank, as Agent, and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Sole Book Runner.	8-K	11/21/2017 (001-34460)	10.1
10.26	First Amendment to Amended and Restated Credit and Security Agreement, dated June 11, 2018, among Kratos Defense & Security Solutions, Inc., as Borrower, each of the Credit Parties and Required Lenders party thereto and SunTrust Bank as Agent.	8-K	06/13/2018 (001-34460)	10.1
10.27	Office Lease, dated as of May 1, 2017, by and between Kratos Defense & Security Solutions, Inc. and TPP 212 Scripps, LLC.	10-Q	05/04/2017 (001-34460)	10.2
10.28	Amended and Restated Lease Agreement, dated as of January 1, 2019, by and between STORE Capital Acquisitions, LLC and Kratos RT Logic, Inc.	10-K	02/28/2019 (001-34460)	10.34
10.29	Exchange Agreement, dated February 27, 2019, by and among Kratos Defense & Security Solutions, Inc., FTT CORE, LLC, Florida Turbine Technologies, Inc., Shirley Brostmeyer (“SB”), Joseph Brostmeyer (“JB”), and certain trusts established by S	10-Q	05/08/2019 (001-34460)	10.2
10.30#	Executive Employment Agreement, dated January 1, 2017, by and between Kratos Defense & Security Solutions, Inc. and Ben Goodwin	10-Q	07/31/2019 (001-34460)	10.1
21.1	List of Subsidiaries.				*
23.1	Consent of Independent Registered Public Accounting Firm.				*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.				*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.				*

101
Financial statements from the Annual Report on Form 10-K of Kratos Defense & Security Solutions, Inc. for the year ended December 29, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows, (v) the Notes to the Consolidated Financial Statements.
*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	*

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

**    Certain confidential information contained in this Exhibit has been omitted because it is both (i) not material and (ii)
would be competitively harmful if publicly disclosed.

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
Date: February 24, 2020

Kratos Defense & Security Solutions, Inc.

By:	/s/ Eric M. DeMarco
Eric M. DeMarco President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric M. DeMarco Eric M. DeMarco	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2020

/s/ Deanna H. Lund Deanna H. Lund	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 24, 2020

/s/ Maria Cervantes de Burgreen Maria Cervantes de Burgreen	Vice President and Corporate Controller (Principal Accounting Officer)	February 24, 2020

/s/ Scott Anderson Scott Anderson	Director	February 24, 2020

/s/ William Hoglund William Hoglund	Director	February 24, 2020

/s/ Scot Jarvis Scot Jarvis	Director	February 24, 2020

/s/ Jane E. Judd Jane E. Judd	Director	February 24, 2020

/s/ Sam Liberatore Sam Liberatore	Director	February 24, 2020

/s/ Amy Zegart Amy Zegart	Director	February 24, 2020

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Kratos Defense & Security Solutions, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kratos Defense & Security Solutions, Inc. and subsidiaries (the "Company") as of December 29, 2019 and December 30, 2018, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three fiscal years in the period ended December 29, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2019 and December 30, 2018, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 29, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the KTT Division, which was acquired on February 27, 2019, and whose financial statements constitute approximately 4.2% of total assets, and approximately 7.3% of revenues of the consolidated financial statement amounts as of and for the year ended December 29, 2019. Accordingly, our audit did not include the internal control over financial reporting at the KTT Division.
Adoption of New Accounting Pronouncements
As discussed in Note 1 to the financial statements, the Company adopted ASU 2016-02, Leases, and has changed its method of accounting for leases using the optional transition method beginning December 31, 2018, relating to the manner in which it recognizes assets and liabilities for the rights and obligations underlying leases.
As discussed in Note 1 to the financial statements, the Company previously adopted ASU 2014-09, Revenue from Contracts with Customers, and changed its method of accounting for revenue using the modified retrospective transition approach beginning January 1, 2018, relating to the manner in which it accounts for revenues from contracts with customers.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Cost Estimates for Fixed-Price Contracts - Refer to Note 1 to the consolidated financial statements
Critical Audit Matter Description
The Company recognizes revenue over time using the cost-to-cost method (cost incurred relative to total estimated cost at completion) for most of its fixed-price contracts. Management must make various assumptions and estimates regarding technical, schedule and cost aspects of these contracts to develop estimates of cost at completion. A significant change in cost estimates could affect the overall profitability and timing of revenue recognition related to one or more of its fixed price contracts.

Given the complexity of certain of the Company’s fixed-price contracts, the limited amount of historical activity in certain instances, and significant judgment and estimates necessary to estimate future costs and margin at completion, auditing these estimates involved especially subjective judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our auditing procedures related to the cost estimates for fixed-price contracts included the following:

•	We tested the effectiveness of internal controls over the development of cost estimates, including the underlying assumptions and key inputs into the development of the estimated cost at completion.

•	We selected certain contracts for testing and performed the following procedures:
- Tested management’s identification of distinct performance obligations by evaluating whether the underlying goods and services were highly interdependent and interrelated.
- Evaluated the reasonableness of management’s estimates of cost at completion to actual costs and profits of similar previously completed contracts, when applicable.
- Performed inquiries of the Company’s project managers and others directly involved with the contracts to evaluate project status and project challenges, which may affect total estimated costs to complete.

•	We performed retrospective reviews on selected contracts, comparing actual performance to estimated performance, when evaluating management’s ability to estimate costs.

/s/ Deloitte & Touche LLP

San Diego, California
February 24, 2020

We have served as the Company’s auditor since 2013.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
December 29, 2019 and December 30, 2018
 (in millions, except par value and number of shares)

	2019	2018
Assets
Current assets:
Cash and cash equivalents	$172.6	$182.7
Restricted cash	—	0.3
Accounts receivable, net	85.0	64.6
Unbilled receivables, net	179.4	172.8
Inventoried costs	61.1	46.8
Prepaid expenses	9.4	8.9
Other current assets	11.4	10.3
Current assets of discontinued operations	3.3	8.3
Total current assets	522.2	494.7
Property, plant and equipment, net	116.9	67.1
Operating lease right-of-use assets	42.1	—
Goodwill	455.6	425.7
Intangible assets, net	39.5	16.1
Other assets	9.7	6.5
Total assets	$1,186.0	$1,010.1
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$53.8	$46.6
Accrued expenses	32.7	38.1
Accrued compensation	37.1	33.5
Accrued interest	1.6	1.6
Billings in excess of costs and earnings on uncompleted contracts	34.3	34.9
Current portion of operating lease liabilities	9.9	—
Other current liabilities	10.0	4.7
Current liabilities of discontinued operations	3.3	5.3
Total current liabilities	182.7	164.7
Long-term debt	295.1	294.2
Operating lease liabilities, net of current portion	37.6	—
Other long-term liabilities	78.7	25.5
Long-term liabilities of discontinued operations	2.8	6.4
Total liabilities	596.9	490.8
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	15.0	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 authorized, 0 shares outstanding at December 29, 2019 and December 30, 2018	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 106,635,508 and 103,766,899 shares issued and outstanding at December 29, 2019 and December 30, 2018, respectively	—	—
Additional paid-in capital	1,286.5	1,244.5
Accumulated other comprehensive loss	(0.4)	(0.7)
Accumulated deficit	(712.0)	(724.5)
Total stockholders’ equity	574.1	519.3
Total liabilities and stockholders’ equity	$1,186.0	$1,010.1

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 29, 2019, December 30, 2018, and December 31, 2017
(in millions, except per share amounts)

	2019	2018	2017
Service revenues	$272.6	$200.7	$197.8
Product sales	444.9	417.3	405.5
Total revenues	717.5	618.0	603.3
Cost of service revenues	192.0	137.8	138.6
Cost of product sales	335.5	310.5	307.1
Total costs	527.5	448.3	445.7
Gross profit	190.0	169.7	157.6
Selling, general and administrative expenses	130.8	119.8	127.3
Merger and acquisition related items	2.3	—	—
Research and development expenses	18.0	15.6	17.8
Impairment of goodwill	—	—	24.2
Restructuring expenses and other	0.9	3.8	0.3
Operating income (loss)	38.0	30.5	(12.0)
Other income (expense):
Interest expense, net	(21.6)	(20.8)	(28.6)
Loss on extinguishment of debt	—	—	(17.3)
Other income (expense), net	(0.7)	(1.0)	0.8
Total other expense, net	(22.3)	(21.8)	(45.1)
Income (loss) from continuing operations before income taxes	15.7	8.7	(57.1)
Provision (benefit) for income taxes from continuing operations	4.8	4.6	(10.2)
Income (loss) from continuing operations	10.9	4.1	(46.9)
Discontinued operations
Income (loss) from operations of discontinued component (including gain on disposal of $0.0 million for the year ended December 30, 2018)	1.9	(9.4)	6.3
Income tax expense (benefit)	0.2	(1.8)	2.1
Income (loss) from discontinued operations	1.7	(7.6)	4.2
Net income (loss)	$12.6	$(3.5)	$(42.7)
Less: Net income attributable to noncontrolling interest	0.1	—	—
Net income (loss) attributable to Kratos	$12.5	$(3.5)	$(42.7)
Basic income and (loss) per common share attributable to Kratos:
Income (loss) from continuing operations	$0.10	$0.04	$(0.52)
Income (loss) from discontinued operations	0.02	(0.07)	0.04
Net income (loss) per common share	$0.12	$(0.03)	$(0.48)
Diluted income and (loss) per common share attributable to Kratos:
Income (loss) from continuing operations	$0.10	$0.04	$(0.52)
Income (loss) from discontinued operations	0.01	(0.07)	0.04
Net income (loss) per common share	$0.11	$(0.03)	$(0.48)
Weighted average common shares outstanding:
Basic	106.0	103.8	89.5
Diluted	109.2	106.1	89.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years ended December 29, 2019, December 30, 2018, and December 31, 2017
(in millions, except per share amounts)

	2019	2018	2017
Net income (loss)	$12.6	$(3.5)	$(42.7)
Other comprehensive income:
Change in cumulative translation adjustment	0.1	0.4	0.1
Postretirement benefit reserve adjustment net of tax expense	0.2	0.3	0.2
Other comprehensive income, net of tax	0.3	0.7	0.3
Comprehensive income (loss)	12.9	(2.8)	(42.4)
Less: Comprehensive income attributable to noncontrolling interest	0.1	—	—
Comprehensive income (loss) attributable to Kratos	$12.8	$(2.8)	$(42.4)

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 29, 2019, December 30, 2018, and December 31, 2017
(in millions)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 25, 2016	—	73.9	$—	$956.2	$(1.7)	$(678.1)	$276.4
Stock-based compensation	—	—	—	7.8	—	—	7.8
Issuance of common stock for cash	—	28.0		268.2			268.2
Issuance of common stock for employee stock purchase plan, options and warrants	—	0.7	—	3.5	—	—	3.5
Restricted stock issued and related taxes	—	0.7	—	(2.0)	—	—	(2.0)
Net loss	—	—	—	—	—	(42.7)	(42.7)
Other comprehensive income, net of tax	—	—	—	—	0.3	—	0.3
Balance, December 31, 2017	—	103.3	—	1,233.7	(1.4)	(720.8)	511.5
Impact from the adoption of ASC 606 (Note 1)	—	—	—	—	—	(0.2)	(0.2)
Stock-based compensation	—	—	—	7.2	—	—	7.2
Issuance of common stock for employee stock purchase plan, options and warrants	—	0.4	—	3.7	—	—	3.7
Restricted stock issued and related taxes	—	0.1	—	(0.1)	—	—	(0.1)
Net loss	—	—	—	—	—	(3.5)	(3.5)
Other comprehensive income, net of tax	—	—	—	—	0.7	—	0.7
Balance, December 30, 2018	—	103.8	—	1,244.5	(0.7)	(724.5)	519.3
Stock-based compensation	—	—	—	11.0	—	—	11.0
Issuance of common stock for employee stock purchase plan, options and warrants	—	0.8	—	4.9	—	—	4.9
Restricted stock issued and related taxes	—	0.2	—	(0.9)	—	—	(0.9)
Issuance of common stock for acquisitions	—	1.8	—	27.0	—	—	27.0
Net income	0.1	—	—	—	—	12.5	12.5
Other comprehensive income, net of tax	—	—	—	—	0.3	—	0.3
Changes in noncontrolling interest	14.9	—	—	—	—	—	—
Balance, December 29, 2019	15.0	106.6	$—	$1,286.5	$(0.4)	$(712.0)	$574.1

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 29, 2019, December 30, 2018, and December 31, 2017
(in millions)

	2019	2018	2017
Operating activities:
Net income (loss)	$12.6	$(3.5)	$(42.7)
Income (loss) from discontinued operations	1.7	(7.6)	4.2
Income (loss) from continuing operations	10.9	4.1	(46.9)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	23.4	17.9	22.2
Deferred income taxes	(4.9)	(0.4)	(9.5)
Amortization of lease right-of-use assets	11.7	—	—
Stock-based compensation	11.0	7.2	7.8
Goodwill impairment charge	—	—	24.2
Loss on extinguishment of debt	—	—	17.3
Amortization of deferred financing costs	1.0	1.0	1.3
Amortization of premium and discount on Senior Secured Notes	—	—	0.7
Provision for doubtful accounts	(0.2)	1.8	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(11.6)	8.2	0.5
Unbilled receivables	(1.6)	(35.9)	(35.2)
Inventoried costs	(4.6)	2.0	7.2
Prepaid expenses	0.3	2.2	(3.0)
Other assets	(0.9)	1.2	(2.7)
Operating lease liabilities	(6.3)	—	—
Accounts payable	4.8	12.2	(8.3)
Accrued expenses	(6.4)	(1.7)	(3.8)
Accrued compensation	1.7	3.3	(2.9)
Accrued interest	(0.1)	(0.1)	(1.9)
Billings in excess of costs and earnings on uncompleted contracts	(2.4)	(6.9)	6.3
Income tax receivable and payable	1.8	0.2	1.4
Other liabilities	1.3	1.8	(1.6)
Net cash provided by (used in) operating activities from continuing operations	28.9	18.1	(26.9)
Investing activities:
Cash paid for acquisitions, net of cash acquired	(17.7)	(2.9)	—
Proceeds from sale of assets	0.3	66.0	0.7
Capital expenditures	(26.3)	(22.6)	(26.1)
Net cash provided by (used in) investing activities from continuing operations	(43.7)	40.5	(25.4)
Financing activities:
Proceeds from the issuance of long-term debt	—	—	300.0
Extinguishment of long-term debt	—	—	(448.8)
Proceeds (expenses) from the issuance of common stock	—	(1.1)	269.1
Repayment under credit facility and debt	—	(0.8)	(1.0)
Debt issuance costs	—	(0.1)	(6.6)
Payments under finance leases	(0.5)	—	—
Proceeds from exercise of restricted stock units, employee stock options, and employee stock purchase plan	4.0	3.7	1.5
Other	—	—	(0.8)
Net cash provided by financing activities from continuing operations	3.5	1.7	113.4
Net cash flows of continuing operations	(11.3)	60.3	61.1
Net operating cash flows of discontinued operations	1.1	(7.7)	(0.8)
Net investing cash flows of discontinued operations	—	—	(0.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.2)	(0.5)	0.5
Net increase (decrease) in cash, cash equivalents and restricted cash	(10.4)	52.1	60.2
Cash, cash equivalents and restricted cash at beginning of year	183.0	130.9	70.7
Cash, cash equivalents and restricted cash at end of year	$172.6	$183.0	$130.9
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$19.9	$20.5	$28.3
Net cash paid during the year for income taxes	$0.6	$1.5	$(0.6)
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued expenses	$1.4	$1.3	$1.6
Liability for contingent consideration and goodwill related to acquisition	$—	$—	$2.9

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Summary of Significant Accounting Policies

(a)	Description of Business

Kratos is a mid-tier government contractor at the forefront of the U.S. Department of Defense’s (the “DoD”) recapitalization of strategic weapon systems to address peer and near peer threats and its related Rapid Innovation Initiatives. Kratos is a leading technology, intellectual property, proprietary product and system company focused on the U.S. and its allies’ national security. Kratos is a recognized industry leader in the rapid development, demonstration and fielding of high technology systems and products at an affordable cost. Kratos’ primary focus areas are unmanned systems, space and satellite communications, training solutions, microwave electronics, cyber security/warfare, missile defense, and hypersonic systems, turbine technologies, and combat systems. The Company believes that its technology, intellectual property, proprietary products and designed-in positions on its customers’ programs, platforms and systems, and the ability to rapidly develop, demonstrate and field affordable leading technology systems is a competitive advantage and high barrier to entry to the markets in which it operates. The Company’s work force is primarily engineering and technically oriented, highly skilled with a significant number holding national security clearances. The Company’s entire organization is focused on executing its strategy of becoming the leading technology and intellectual property based company in its industry.

The Company conducts most of its business with the U.S. Government (which includes foreign military sales) and performs work as the prime contractor, subcontractor, or preferred supplier. The Company also conducts business with local, state, and foreign governments and domestic and international commercial customers.

The Company operates in two reportable segments. The Kratos Government Solutions (“KGS”) reportable segment is comprised of an aggregation of KGS operating segments, including its microwave electronic products, space, training and cybersecurity, C5ISR/modular systems, turbine technologies and defense and rocket support services operating segments. The Unmanned Systems (“US”) reportable segment consists of its unmanned aerial system and unmanned ground and seaborne system products. The Public Safety & Security (“PSS”) reportable segment (which was divested in June 2018 and has been classified as discontinued operations - see Note 9 of these notes to the consolidated financial statements) previously provided independent integrated solutions for advanced homeland security, public safety, critical infrastructure, and security and surveillance systems for government and commercial applications.

The Company organizes its operating segments based primarily on the nature of the products, solutions and services offered. Transactions between segments are negotiated and accounted for under terms and conditions similar to other government and commercial contracts, and these intercompany transactions are eliminated in consolidation. For additional information regarding the Company’s operating segments, see Note 14 of these notes to consolidated financial statements.

(b)	Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Kratos and its 100% owned subsidiaries, for which all intercompany transactions have been eliminated in consolidation.

(c)    Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year, with interim fiscal periods ending on the last Sunday of each calendar quarter. There were 52 calendar weeks in the fiscal years ending on December 29, 2019 and December 30, 2018 and 53 calendar weeks in the fiscal year ended on December 31, 2017.

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

Effective January 1, 2018, the Company adopted the Financial Accounting Standards Board (“FASB”) ASU 2014-09, Revenue from Contracts with Customers, and the related amendments, which are codified into Accounting Standards Codification (“ASC”) 606 (“ASC 606”), which establishes a broad principle that requires entities to assess the products or services promised in contracts with customers at contract inception to determine the appropriate unit at which to record revenues, which is referred to as a performance obligation. Revenue is recognized when control of the promised products or services is transferred to customers, at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those products or services. The new standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Company adopted ASC 606 on January 1, 2018, using the modified retrospective method and recognized and recorded a decrease in opening equity of $0.2 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact of adopting ASC 606 for the year ended December 30, 2018 was an increase of $30.0 million to revenues and a corresponding increase in cost of revenues of $21.9 million. Total net cash provided by operating activities from continuing operations, total net cash provided by investing activities from continuing operations and total net cash provided by financing activities on the Company’s consolidated statements of cash flows were not impacted by the adoption of ASC 606. Discontinued operations were not affected by the adoption of ASC 606.

The reported results for 2018 and 2019 reflect the application of ASC 606 guidance while the reported results for periods prior to January 1, 2018 were prepared under the guidance of FASB ASC 605. The adoption of ASC 606 represents a change in accounting principle.

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Once the contract is identified and determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under ASC 606. The majority of the Company’s contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected-cost-plus-margin approach, under which the Company forecasts the expected costs of satisfying a performance obligation and then adds an appropriate margin for that distinct good or service.

Prior to the adoption of ASC 606, the Company recognized the majority of its revenues using the percentage-of completion method of accounting. Based on the nature of products provided or services performed, revenue was recorded as costs were incurred (the “percentage-of-completion cost-to-cost method”) or as units were delivered (the “percentage-of-completion units-of-delivery method”). For the majority of contracts, the Company satisfies the underlying performance obligations over time as the customer obtains control or receives benefits as work is performed on the contract. As a result, under ASC 606 revenue is recognized over a time using the cost-to-cost method (cost incurred relative to total estimated cost at completion). This change generally results in an acceleration of revenue for contracts that were historically accounted for using the percentage-of-completion units-of-delivery method as revenues are now recognized earlier in the performance period as costs are incurred rather than as units are delivered.

Remaining Performance Obligations

Since the Company’s adoption of ASC 606 on January 1, 2018, revenues from remaining performance obligations are now calculated as the dollar value of the remaining performance obligations on executed contracts. On December 29, 2019, the Company had approximately $601.2 million of remaining performance obligations. The Company expects to recognize approximately 62.0% of the remaining performance obligations as revenue in 2020, an additional 21.0% in 2021, and the balance thereafter.

Contract Estimates

Due to the nature of the work required to be performed on many performance obligations, the estimation of total cost at completion is complex, subject to many variables and requires significant judgment. On a quarterly basis, the Company conducts its contract cost Estimate at Completion (“EAC”) process by reviewing the progress and execution of outstanding performance obligations within its contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include management’s judgment about the ability and cost to achieve the schedule (e.g., the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product) and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g., to estimate increases in wages and prices for materials and related support cost allocations), execution by subcontractors, the availability and timing of funding from customers and overhead cost rates, among other variables.

In addition, certain of the Company’s long-term contracts contain award fees, incentive fees, or other provisions that can either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. Variable consideration is estimated at the most likely amount to which the Company is expected to be entitled. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available.

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

As a result of the EAC process, any quarterly adjustments to revenues, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if it is determined the Company will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if it is determined the Company will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could affect the profitability of one or more of the Company’s contracts. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined. No cumulative catch-up adjustment on any one contract was material to the Company’s consolidated financial statements for the years ended December 29, 2019, December 30, 2018 and December 31, 2017. Likewise, total cumulative catch-up adjustments were not material for the years ended December 29, 2019, December 30, 2018 and December 31, 2017. As of December 29, 2019 and December 30, 2018, accrued expenses included the accrual for losses on contracts of $3.1 million and $5.1 million, respectively.

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

Contract assets consist of unbilled receivables, primarily related to long-term contracts where revenue recognized under the cost-to-cost method exceeds amounts billed to customers. Unbilled receivables are classified as current assets and, in accordance with industry practice, include amounts that may be billed and collected beyond one year due to the long term nature of many of the Company’s contracts. Accumulated contract costs in unbilled receivables include direct production costs, factory and engineering overhead, production tooling costs, and, for government contracts, recovery of allowable general and administrative expenses. Unbilled receivables also include certain estimates of variable consideration described above. The Company’s contracts that give rise to contract assets are not considered to include a significant financing component as the payment terms are intended to protect the customer in the event the Company does not perform on its obligations under the contract.

Contract liabilities include advance payments and billings in excess of revenue recognized. Certain customers make advance payments prior to the satisfaction of the Company’s performance obligations on the contract. These amounts are recorded as contract liabilities until such performance obligations are satisfied, either over time as costs are incurred or at a point in time when deliveries are made. The Company’s contracts that give rise to contract liabilities do not include a significant financing component as the underlying advance payments received are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements.

Net contract assets and liabilities are as follows (in millions):

	December 29, 2019	December 30, 2018	Net Change
Contract assets	$179.4	$172.8	$6.6
Contract liabilities	$34.3	$37.0	$(2.7)
Net contract assets	$145.1	$135.8	$9.3

Contract assets increased $6.6 million during the year ended December 29, 2019, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the year ended December 29, 2019 for which the Company has not yet billed the customers. There were no significant impairment losses related to any receivables or contract assets arising from the Company’s contracts with customers during the year ended December 29, 2019. Contract liabilities decreased $2.7 million during the year ended December 29, 2019, primarily due to revenue recognized in excess of payments received on these performance obligations. For the years ended December 29, 2019 and December 30, 2018, the Company recognized revenue of $30.5 million and $35.5 million, respectively, that was previously included in the beginning balance of contract liabilities.

In November 2019, a large training solutions program was terminated for convenience (“T for C”) by the customer. Under a T for C, a contractor is entitled to seek specified costs through a termination settlement process including (1) the contract price for completed supplies and services accepted by the government but not previously paid for; (2) the cost incurred in the performance of work terminated plus a reasonable profit on those costs; and (3) its costs incurred in settling with subcontractors and preparing and settling the termination proposal. Under a T for C, the Company would not be able to collect the total withheld amounts until the settlement terms of the T for C have been negotiated and agreed to with the customer. At December 29, 2019, approximately $11.5 million in unbilled receivables is outstanding on this project. In addition, the Company is currently in dispute with an international customer in the US segment over approximately $10.0 million in unbilled receivables outstanding as of December 29, 2019. The dispute concerns the completion of system requirements and contractual milestones. Although there could be a delay in billing and collecting amounts due to the Company under the aforementioned contracts, management has evaluated the present facts of the matters and performed a reassessment of the contractual amounts due and have determined that no adjustment to previously recognized revenue, or the corresponding unbilled receivables, is necessary at December 29, 2019.

Disaggregation of Revenue

The following series of tables presents the Company’s revenue disaggregated by several categories. For the majority of contracts, revenue is recognized over time as work is performed on the contract. Revenue by contract type was as follows (in millions):

	Year Ended December 29, 2019	Year Ended December 30, 2018
Kratos Government Solutions
Fixed price	$469.4	$424.9
Cost plus fee	54.3	32.6
Time and materials	32.4	27.6
Total Kratos Government Solutions	556.1	485.1
Unmanned Systems
Fixed price	126.2	104.8
Cost plus fee	33.8	26.5
Time and materials	1.4	1.6
Total Unmanned Systems	161.4	132.9
Total Revenues	$717.5	$618.0

Revenue by customer was as follows (in millions):

	Year Ended December 29, 2019	Year Ended December 30, 2018
Kratos Government Solutions
U.S. Government (1)	$368.6	$333.5
International (2)	111.4	96.0
U.S. Commercial and other customers	76.1	55.6
Total Kratos Government Solutions	556.1	485.1
Unmanned Systems
U.S. Government (1)	138.8	113.5
International (2)	21.1	18.3
U.S. Commercial and other customers	1.5	1.1
Total Unmanned Systems	161.4	132.9
Total Revenues	$717.5	$618.0

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

For federal contracts, the Company follows U.S. Government procurement and accounting standards in assessing the allowability and the allocability of costs to contracts. Recurring evaluations of contract cost, scheduling and technical matters are performed by management. Costs incurred and allocated to contracts with the U.S. Government are scrutinized for compliance with regulatory standards by the Company’s personnel, and are subject to audit by the Defense Contract Audit Agency (“DCAA”).

From time to time, the Company may proceed with work based on customer direction prior to the completion and signing of formal contract documents. The Company has a formal review process for approving any such work. Revenue associated with such work is recognized only when the criteria to establish a contract under ASC 606 are met and the obligations under the contract are legally enforceable. As of December 29, 2019 and December 30, 2018, approximately

$4.7 million and $3.8 million, respectively, of the Company’s unbilled accounts receivable balance were under an authorization to proceed or work order from its customers where a formal purchase order had not yet been received.

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

When tax deductions from stock options and awards are greater than the cumulative book compensation expense, the tax effect of the resulting difference is a windfall. For the year ended December 29, 2019, an income tax benefit of $2.1 million was recorded for windfalls generated from stock options and awards exercised in 2019. For the tax years ended December 30, 2018 and December 31, 2017, there were no incremental tax benefits from stock options exercised in the periods.

The following table shows the amounts recognized in the consolidated financial statements for stock-based compensation expense related to stock options, stock awards and stock offered under the Company’s employee stock purchase plan (in millions, except per share amounts).

	Year ended December 29, 2019	Year ended December 30, 2018	Year ended December 31, 2017
Selling, general and administrative expenses	$11.0	$7.2	$7.8
Total cost of employee stock-based compensation included in operating income (loss) from continuing operations	$11.0	$7.2	$7.8

(j)	Allowance for Doubtful Accounts

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

The following table outlines the balance of the Company’s allowance for doubtful accounts for 2019, 2018 and 2017. The table identifies the additional provisions each year as well as the write-offs that utilized the allowance (in millions).

Allowance for Doubtful Accounts	Balance at Beginning of Year	Provisions	Write-offs/Recoveries	Balance at End of Year
Year ended December 31, 2017	$1.5	$—	$(1.0)	$0.5
Year ended December 30, 2018	$0.5	$1.8	$—	$2.3
Year ended December 29, 2019	$2.3	$(0.2)	$(0.2)	$1.9

(k)	Cash and Cash Equivalents

The Company’s cash equivalents consist of its highly liquid investments with an original maturity of three months or less when purchased by the Company.

The Company had no restricted cash accounts at December 29, 2019 and approximately $0.3 million at December 30, 2018. As of December 30, 2018, restricted cash consisted primarily of a deposit securing foreign letters of credit related to payment and performance bonds on international contracts.

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

In February 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases, also referred to as “ASC 842”. ASC 842 requires that lessees recognize assets and liabilities for the rights and obligations underlying leases with a lease term of more than one year. The amendments in this ASU are effective for annual periods beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018-11, Leases; Targeted Improvements, which, among other things, allowed the Company to elect an optional transition method that applies the new lease requirements through a cumulative-effect adjustment in the period of adoption. The Company adopted ASC 842 on December 31, 2018 using the optional transition method, and, as a result, did not recast prior period comparative financial statements. All prior period amounts and disclosures are presented under Accounting Standards Codification Topic 840, Leases (“ASC 840”).

The Company has elected the package of practical expedients, which, among other things, allows carry-forward of prior lease classifications under the prior standard. However, the Company has not elected to adopt the hindsight practical expedient and is therefore maintaining the lease terms previously determined under the prior lease standard. For all new and modified leases after adoption of ASC 842, the Company has taken the component election allowing the Company to account for lease components together with non-lease components in the calculation of the lease asset and corresponding liability. Adoption of the new standard resulted in the recording of additional lease assets and lease liabilities on the consolidated balance sheet. No cumulative-effect adjustment was recognized as the amount was not material, and the impact on the Company’s results of operations and cash flows was also not material.

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

See Note 6 for additional disclosures related to the Company’s lease obligations.

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

ASC Topic 825, Financial Instruments, requires that fair values be disclosed for the Company’s financial instruments. The carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued expenses, billings in excess of costs and earnings on uncompleted contracts, and income taxes payable, approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s long-term debt is based upon quoted market prices.

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

(s)	Interest Expense, Net

Interest expense, net is summarized in the following table (in millions):

	Year ended December 29, 2019	Year ended December 30, 2018	Year ended December 31, 2017
Interest expense incurred primarily on the Senior Secured Notes	$(23.5)	$(21.6)	$(29.1)
Miscellaneous interest income	1.9	0.8	0.5
Interest expense, net	$(21.6)	$(20.8)	$(28.6)

(t)	Foreign Currency

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

The aggregate foreign currency transaction gain (loss) included in determining net income (loss) for the years ended December 29, 2019, December 30, 2018, and December 31, 2017 was approximately $(1.1) million, $(1.1) million, and $0.4 million, respectively, which is included in other income (expense), net on the accompanying consolidated statements of operations and comprehensive loss.

(u)    Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 (“ASU 2016-13”), Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has adopted ASU 2016-13 effective December 30, 2019. The implementation of this guidance did not have a material impact on its consolidated financial statements.

Note 2.     Acquisition

On February 27, 2019, the Company acquired 80.1% of the issued and outstanding shares of capital stock of Florida Turbine Technologies Inc., a Florida corporation (“FTT Inc.”), and 80.1% of the membership interests in FTT CORE, LLC, a Delaware limited liability company (“FTT Core” and, together with FTT Inc. and their respective subsidiaries, “FTT”), for an aggregate purchase price of approximately $60 million. The purchase price was $33 million in cash, with approximately $17.7 million paid at close and approximately $15.3 million to be paid over a three-year period, subject to adjustments for transaction expenses, indebtedness, cash on hand, certain amounts payable or potentially payable to employees of FTT and post-closing working capital adjustments, and 1,825,406 shares of common stock (with a value of approximately $27 million).

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

Simultaneously with the execution of the Purchase Agreement among the Company and the Sellers (as defined in such agreement) (the “Purchase Agreement”) and completion of the acquisition, the Company, FTT Inc., FTT Core and the Sellers entered into an exchange agreement (the “Exchange Agreement”) pursuant to which, among other things, (i) FTT Core was converted into a Delaware corporation, (ii) beginning in January 2024, the Holders (as defined in the Exchange Agreement) will have an annual right (the “Put Right”) to sell all of the minority interests in FTT Inc. and FTT Core (the “Minority Interests”) to the Company at a purchase price based on a specified multiple of the trailing 12 months EBITDA of FTT Inc., FTT Core and each of their respective subsidiaries (the “Acquired Companies”) as set forth in the Exchange Agreement (the “Minority Interest Purchase Price”) (provided, however, that following certain events, including a change of control, the Put Right will be accelerated and the Minority Interest Purchase Price will be a specified increased multiple of of the trailing 12 months EBITDA of the Acquired Companies as set forth in th Exchange Agreement), and (iii) beginning in January 2025, the Company will have an annual right to purchase all of the Minority Interests from the Holders at the Minority Interest Purchase Price.

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

Accounts receivable	$8.1
Unbilled receivables	4.9
Inventoried costs	7.8
Other current assets	2.1
Property and equipment	5.7
Intangible assets	30.8
Goodwill	23.0
Total identifiable net assets acquired	82.4
Total identifiable net liabilities assumed	(7.5)
Net assets before noncontrolling interest	74.9
Noncontrolling interest	(14.9)
Net assets acquired, excluding cash	$60.0

As of February 27, 2019, net liabilities include $7.5 million of current liabilities. There was no contingent purchase consideration associated with the acquisition of an 80.1% majority interest in FTT. The identifiable intangible assets include customer relationships of $19.7 million with a useful life of 13 years, in-process research and development of $8.5 million that will commence amortization at the completion of the development project, backlog of $2.1 million with a useful life of 2 years, and trade name of $0.5 million with a useful life of 2 years. The Company also established a deferred tax liability of $7.0 million for the increase in the financial statement basis of the acquired assets of FTT and a corresponding increase in goodwill. The goodwill recorded in this transaction is not expected to be tax-deductible.

The value of customer relationships was estimated using the multi-period excess earnings method (“MPEEM”), an income approach (Level 3), which converts projected revenues and costs into cash flows. To reflect the fact that certain other assets contribute to the cash flows generated, the returns for these contributory assets were removed to arrive at estimated cash flows solely attributable to the acquired customer relationships, which were discounted at a rate of 12.5% to determine the fair value. The value of backlog was also valued using MPEEM. The value of in-process research and development was estimated using the relief-from-royalty method, an income approach (Level 3), which estimates the cost savings that accrue to the owner of the intangible asset that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. A royalty rate was applied to the projected revenues associated with the intangible asset to determine the amount of savings, which was at a rate of 10% to determine the fair value.

The amounts of revenue and operating loss of FTT included in the Company's consolidated statement of operations for the year ended December 29, 2019 are $52.5 million and $0.7 million, respectively. Included in the merger and acquisition expenses for the year ended December 29, 2019 are transaction expenses of $1.4 million related to the acquisition of FTT.

A summary of the consideration paid for the acquired ownership in FTT is as follow:

Cash paid	$20.7
Deferred purchase consideration	15.3
Common stock issued	27.0
63.0
Less: Cash acquired	(3.0)
Total consideration	$60.0

Pro Forma Financial Information (Unaudited)

The following table summarizes the supplemental condensed consolidated statement of operations information on an unaudited pro forma basis as if the acquisition of FTT occurred on December 31, 2018 and includes adjustments that were directly attributable to the foregoing transactions. There are no material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The pro forma results are for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results that would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations that may occur in the future:

For the year ended December 29, 2019 (all amounts, except per share amounts, are in millions):

Pro forma revenues	$725.6
Pro forma net income before tax	$14.8
Pro forma net income	$11.7
Pro forma net income attributable to Kratos	$11.8

Basic pro forma income per share attributable to Kratos	$0.11
Diluted pro forma income per share attributable to Kratos	$0.11

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

The KGS reportable segment has five operating segments: Defense Rocket Support Services (“DRSS”), Microwave Electronics (“ME”), Space, Training and Cybersecurity Solutions (ST&C), Modular Systems (“MS”), and Kratos Turbine Technologies (“KTT”). All of the KGS operating segments provide technology based defense solutions, involving products and services, primarily for mission critical U.S. national security priorities, with the primary focus relating to the nation’s Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance

requirements. The US reportable segment consists of its unmanned aerial system, unmanned ground, and unmanned seaborne system products.

The Company identified its reporting units to be the DRSS, ME, ST&C, MS, KTT and US operating segments. The Company tests goodwill for impairment by performing a qualitative assessment or using a two-step impairment process. If the Company chooses to perform a qualitative assessment and determines it is not more likely than not that the fair value of the reporting unit exceeds its carrying value, the two-step impairment process is then performed. For operations where the two-step process is used, the identification and measurement of impairment involves the estimation of the fair value of reporting units. If the fair value is determined to be less than the carrying value, a second step is performed to determine the amount of the impairment. When any impairment has occurred, a charge to operations is recorded. In order to test for potential impairment, the Company estimates the fair value of each of the reporting units based on a comparison and weighting of the income approach, specifically the discounted cash flow method and the market approach, which estimates the fair value of the reporting units based upon comparable market prices and recent transactions and also validates the reasonableness of the implied multiples from the income approach.

In determining the fair value for the reporting units, where the two-step process is used, there are key assumptions relating to future expected cash flows, terminal growth rates, appropriate discount rates, market multiples, and the control premium a controlling shareholder could be expected to pay.

During the fourth quarter of 2017, as a result of the Company’s annual impairment test of the carrying value of its goodwill balances, the Company recorded an impairment charge of $24.2 million of the carrying value of the goodwill of its DRSS business reported in its KGS segment, which majority of business and revenue at the time included the Company’s legacy government services business. In 2010, the Company changed its strategy to focus on being a system, product, technology and intellectual property based company and deemphasized its legacy government services businesses which are no longer considered a core business. Over the past several years, similar to other businesses operating in the federal government technical services space, this business has been adversely impacted by competitive pressures and commoditization resulting from lower priced technically acceptable awards rather than awards based on best value or that are technologically or performance differentiated. Specifically, the Company lost two sizable five-year contract opportunities where Kratos was underbid on cost, which significantly impacted the expected future financial performance of this business. There was no impairment recognized for the years ended December 29, 2019 and December 30, 2018.

The carrying amounts of goodwill as of December 29, 2019 and December 30, 2018 by reportable segment are as follows (in millions):

	As of December 29, 2019
	US	KGS	Total
Gross value	$111.1	$597.8	$708.9
Less accumulated impairment	13.8	239.5	253.3
Net	$97.3	$358.3	$455.6

	As of December 30, 2018
	US	KGS	Total
Gross value	$111.1	$567.9	$679.0
Less accumulated impairment	13.8	239.5	253.3
Net	$97.3	$328.4	$425.7

(b)	Purchased Intangible Assets

The following table sets forth information for acquired finite-lived and indefinite-lived intangible assets (in millions):

	As of December 29, 2019			As of December 30, 2018
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$72.3	$(53.3)	$19.0	$52.6	$(50.6)	$2.0
Contracts and backlog	32.0	(28.4)	3.6	29.9	(26.4)	3.5
Developed technology and technical know-how	25.0	(23.8)	1.2	25.0	(21.3)	3.7
Trade names	1.9	(1.6)	0.3	1.4	(1.4)	—
In-process research and development	8.5	—	8.5	—	—	—
Total finite-lived intangible assets	139.7	(107.1)	32.6	108.9	(99.7)	9.2
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$146.6	$(107.1)	$39.5	$115.8	$(99.7)	$16.1

The aggregate amortization expense for finite-lived intangible assets was $7.4 million, $5.9 million and $10.4 million, for the years ended December 29, 2019, December 30, 2018, and December 31, 2017, respectively. The Company records all amortization expense in selling, general and administrative expenses.

The estimated future amortization expense of acquired intangible assets with finite lives as of December 29, 2019 is as follows (in millions):

Fiscal Year	Amount
2020	5.8
2021	3.7
2022	2.4
2023	2.4
2024	2.4
Thereafter	15.9
Total	$32.6

Note 4.    Balance Sheet Details

The detail of certain assets in the consolidated balance sheets consists of the following:

Cash and cash equivalents

The Company’s cash equivalents consist of overnight cash sweep accounts that are invested on a daily basis. Cash and cash equivalents at December 29, 2019 and December 30, 2018 were $172.6 million and $182.7 million, respectively, and approximated their fair value.

Accounts receivable, net and Unbilled Receivables, net

Receivables including amounts due under long-term contracts are summarized as follows (in millions):

	December 29, 2019	December 30, 2018
Billed, current	$86.6	$66.5
Unbilled, current	179.7	173.2
Total current accounts receivable	266.3	239.7
Allowance for doubtful accounts	(1.9)	(2.3)
Total accounts receivable and unbilled receivables, net	$264.4	$237.4

Substantially all accounts receivable at December 29, 2019, are expected to be collected in 2020. The Company does not believe it has significant exposure to credit risk, as accounts receivable and the related unbilled amounts are primarily from contracts associated with the U.S. Government.

U.S. Government contract receivables where the Company is the prime contractor included in accounts receivable, net (in millions):

	December 29, 2019	December 30, 2018
Billed	$16.6	$16.5
Unbilled	86.4	83.1
Total U.S. Government contract receivables	$103.0	$99.6

Inventoried costs, net of progress payments (in millions):

	December 29, 2019	December 30, 2018
Raw materials	$39.1	$34.7
Work in process	20.3	10.3
Finished goods	1.7	1.8
Total inventoried costs	$61.1	$46.8

Property, plant and equipment, net (in millions)

	December 29, 2019	December 30, 2018
Finance lease right of use assets	$39.6	$—
Land and buildings	$12.2	$11.9
Computer equipment and software	32.7	28.3
Machinery and equipment	78.7	56.8
Furniture and office equipment	7.1	6.3
Leasehold improvements	12.3	10.9
Construction in progress	16.0	21.5
Property and equipment	198.6	135.7
Accumulated depreciation and amortization	(81.7)	(68.6)
Total property and equipment, net	$116.9	$67.1

Depreciation expense was $16.0 million, $12.0 million and $11.8 million for the years ended December 29, 2019, December 30, 2018, and December 31, 2017, respectively.

Note 5.    Debt

(a)    Issuance of 6.5% Senior Secured Notes due 2025

In November 2017, the Company issued and sold $300 million aggregate principal amount of 6.5% Senior Secured Notes due 2025 (the “6.5% Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Act”). The Company incurred debt issuance costs of $6.6 million associated with the new 6.5% Notes. The Company utilized the net proceeds from the sale of the 6.5% Notes, as well as cash from its recent equity offering to extinguish the previously outstanding 7.00% Senior Secured Notes due 2019 (the “7% Notes”). The total reacquisition price of the 7% Notes was $385.2 million, including a $12.0 million call premium, and $0.3 million of accrued interest.

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

The Indenture contains covenants limiting, among other things, the Company’s ability and the Subsidiary Guarantors’ ability to: (a) pay dividends on or make distributions or repurchase or redeem the Company’s capital stock or make other restricted payments; (b) incur additional debt and guarantee debt; (c) prepay, redeem or repurchase certain debt; (d) issue certain preferred stock or similar equity securities; (e) make loans and investments; (f) sell assets; (g) incur liens; (h) consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; (i) enter into transactions with affiliates; and (j) enter into agreements restricting the Company’s ability and certain of its subsidiaries’ ability to pay dividends. These covenants are subject to a number of exceptions. As of December 29, 2019, the Company was in compliance with the covenants contained in the Indenture governing the 6.5% Notes.

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

(b)    Other Indebtedness

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

The measurement of a minimum fixed charge coverage ratio is required to be measured if Excess Availability, as defined in the Credit Agreement, is less than fifty percent of the lesser of the Borrowing Base or the Total Commitment Amount, each as defined in the Credit Agreement.

As of December 29, 2019 and December 30, 2018, there were no borrowings outstanding on the Credit Agreement; there was $5.4 million outstanding on letters of credit, resulting in net borrowing base availability of $69.3 million as of December 29, 2019. The Company was in compliance with the financial covenants of the Credit Agreement as of December 29, 2019.

Fair Value of Long-term Debt

Carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at December 29, 2019 and December 30, 2018 are presented in the following table:

	As of December 29, 2019			As of December 30, 2018
$ in millions	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Long-term debt	$300.0	$295.1	$322.1	$300.0	$294.2	$305.3

The fair value of the Company’s long-term debt was based upon actual trading activity (Level 1, Observable inputs —quoted prices in active markets).

As of December 29, 2019, the difference between the carrying amount of $295.1 million and the principal amount of $300.0 million presented in the previous table, is the unamortized debt issuance costs of $4.9 million, which are being accreted to interest expense over the term of the related debt. As of December 30, 2018, the difference between the carrying amount of $294.2 million and the principal amount of $300.0 million presented in the above table also related to the same unamortized debt issuance costs of $5.8 million.

Future maturity of long-term debt is $300.0 million in 2025.

Note 6.    Leases

As a result of a lease modification for its expanded facilities in Colorado, in the first quarter of 2019, the Company was required to reassess the classification of the lease which previously had been accounted for as an operating lease. This reassessment resulted in the reclassification of the operating lease to a $39.3 million finance lease.

The components of lease expense for the year ended December 29, 2019 were as follows (in millions):

Amortization of right of use assets - finance leases	$2.0
Interest expense on lease liabilities - finance leases	2.5
Operating lease cost (expense resulting from amortization of total lease payments)	13.2
Short-term lease cost	0.6
Variable lease cost (cost excluded from lease payments)	0.1
Sublease income	(3.3)
Total lease cost	$15.1

The components of leases on the balance sheet were as follows (in millions):

December 29, 2019
Operating Leases:
Operating lease right-of-use assets	$42.1
Current portion of operating lease liabilities	$9.9
Operating lease liabilities, net of current portion	$37.6
Finance leases:
Property, plant and equipment, net	$38.1
Other current liabilities	$0.6
Other long-term liabilities	$38.4

Cash paid for amounts included in the measurement of lease liabilities for the year ended December 29, 2019 was as follows (in millions):

Finance lease - cash paid for interest	$2.5
Finance lease - financing cash flows	$0.5
Operating lease - operating cash flows (fixed payments)	$14.8

Other supplemental noncash information (in millions):

Operating lease liabilities arising from obtaining right-of-use assets, including impact of ASC 842 adoption	$59.3
Finance lease liabilities arising from obtaining right-of-use assets, including impact of ASC 842 adoption	$39.6

Weighted-average remaining lease term (in years):
Operating leases	5.77
Finance leases	18.91

Weighted-average discount rate:
Operating leases	6.50%
Finance leases	6.52%

The maturity of lease liabilities is (in millions):

	Operating Leases	Finance Leases
2020	$12.6	$3.1
2021	10.0	3.2
2022	8.6	3.3
2023	8.2	3.3
2024	6.2	3.3
Thereafter	11.6	54.0
Total lease payments	57.2	70.2
Less: imputed interest	(9.6)	(31.2)
Total present value of lease liabilities	$47.6	$39.0

Rental expense for operating leases classified under ASC 840 for the years ended December 30, 2018, and December 31, 2017 was $23.7 million, and $18.6 million, respectively. Total sublease income for the years ended December 30, 2018, and December 31, 2017, totaling $3.3 million, and $3.4 million, respectively, has been netted against rent expense.

As of December 30, 2018, future minimum lease payments under ASC 840 for operating leases, which does not include $4.3 million in sublease income on the Company’s operating leases, were as follows (in millions):

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

The following shares were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive (in millions):

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Shares from stock options and awards	—	0.1	0.1

Note 8.    Income Taxes

In December 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted, which included a number of changes to previous U.S. tax laws that impacted the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017.

Effective January 1, 2018, the TCJA requires the acceleration of certain types of revenue for tax purposes. The new rules prohibit the Company from deferring revenue on unbilled accounts receivable later than when the amounts are recognized as revenue for book purposes. This change impacts several accounting methods previously used by the Company and is expected to result in an acceleration of taxability of such revenue as compared with prior U.S. tax laws. Additionally, future interest deductions of the Company will be limited to 30% of tax adjusted EBITDA through 2021.

Additionally, effective January 1, 2018, the TCJA imposes a U.S. tax on global intangible low taxed income (“GILTI”) that is earned by certain foreign affiliates owned by a U.S. shareholder each year. The computation of GILTI is generally intended to impose tax on the earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment. The Company has made a policy election to treat future taxes related to GILTI as a current period expense in the reporting period in which the tax is incurred.

The components of income (loss) from continuing operations before income taxes are comprised of the following (in millions):

	December 29, 2019	December 30, 2018	December 31, 2017
Domestic	$6.8	$2.2	$(60.5)
Foreign	8.9	6.5	3.4
Total	$15.7	$8.7	$(57.1)

The provision (benefit) for income taxes from continuing operations are comprised of the following (in millions):

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Federal income taxes:
Current	$(0.2)	$(0.4)	$(2.9)
Deferred	(3.9)	(1.8)	(9.0)
Total Federal	(4.1)	(2.2)	(11.9)
State and local income taxes:
Current	1.0	0.4	0.5
Deferred	(0.9)	1.4	(0.3)
Total State and local	0.1	1.8	0.2
Foreign income taxes:
Current	9.0	4.8	2.0
Deferred	(0.2)	0.2	(0.5)
Total Foreign	8.8	5.0	1.5
Total	$4.8	$4.6	$(10.2)

A reconciliation of the total income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate of 21% to the income from continuing operations before income taxes for the years ended December 29, 2019 and December 30, 2018, and applying the statutory federal income tax rate of 35% to the loss from continuing operations before income taxes for the year ended December 31, 2017 is as follows (in millions):

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Income tax (benefit) at federal statutory rate	$3.3	$1.8	$(20.0)
State taxes, net of federal tax benefit and valuation allowance	0.6	0.9	0.5
Difference in tax rates between U.S. and foreign	1.9	0.7	—
Increase (decrease) in valuation allowance	(3.3)	4.7	(45.6)
Nondeductible expense	1.0	0.6	1.1
Increase in reserve for uncertain tax positions	7.7	4.0	1.3
Changes to indefinite life items and separate state deferred taxes	0.4	(0.7)	(1.8)
One-time transition tax on previously undistributed foreign earnings	—	2.2	6.2
Goodwill impairment	—	—	8.1
Decrease in deferred taxes related to disposition	—	(9.6)	—
Impact related to the 2017 Tax Cuts and Jobs Act	—	—	40.0
Release of valuation allowance due to FTT acquisition	(5.2)	—	—
Stock-based compensation	(1.6)	—	—
Total	$4.8	$4.6	$(10.2)

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows (in millions):

	December 29, 2019	December 30, 2018
Deferred tax assets:
Allowance for doubtful accounts	$0.6	$0.6
Sundry accruals	2.3	1.1
Vacation accrual	3.0	2.7
Stock-based compensation	5.3	4.2
Payroll related accruals	6.2	2.4
Lease accruals	22.1	2.0
Investments	1.3	1.3
Net operating loss carryforwards	75.1	81.7
Capital loss carryforwards	1.3	1.9
Tax credit carryforwards	11.2	9.9
Deferred revenue	1.1	1.5
Reserves and other	13.6	10.8
	143.1	120.1
Valuation allowance	(88.6)	(92.2)
Total deferred tax assets, net of valuation allowance	54.5	27.9
Deferred tax liabilities:
Unearned revenue	(19.0)	(23.9)
Operating lease right-of-use assets	(20.2)
Other intangibles	(21.0)	(8.9)
Property and equipment, principally due to differences in depreciation	(2.0)	(0.9)
Other	(1.3)	(1.2)
Total deferred tax liabilities	(63.5)	(34.9)
Net deferred tax liability	$(9.0)	$(7.0)

In assessing the Company’s ability to realize deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. In making this assessment, the Company has concluded that negative evidence, including cumulative losses in recent years, continues to outweigh the positive evidence. Accordingly, the Company has maintained a full valuation allowance against the Company’s U.S. federal, combined state and certain foreign net deferred tax assets. However, given the Company’s more recent earnings history, management believes that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow management to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of valuation allowance would result in the recognition of certain deferred tax assets with a corresponding decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release will be predicated on the basis of the level of profitability that the Company is able to actually achieve. During fiscal 2019, the Company recorded a net decrease in its valuation allowance of $3.6 million.

At December 29, 2019, the Company had federal tax loss carryforwards of $307.8 million and various state tax loss carryforwards of $266.9 million. The federal tax loss carryforwards will begin to expire in 2027 and state tax loss carryforwards will begin to expire in 2020 in certain states. Additionally, the state capital loss carryforward generated in 2018 will begin to expire in 2023.
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
In tax years 2010 and 2011 the Company experienced a Section 382 “ownership change” that will limit the utilization of NOL carryforwards. Additionally, in prior years the Company acquired corporations with NOL carryforwards at the date of acquisition (“Acquired NOLs”). The Acquired NOLs are subject to separate limitations that may further restrict the use of Acquired NOLs. For the year ended December 29, 2019, there was no impact of such Section 382 limitations on the income tax provision since the amount of taxable income did not exceed the annual limitation amount. However, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOLs or other tax attributes may be further limited.
As of December 31, 2017, all accumulated undistributed earnings of our foreign subsidiaries were subject to the one-time transition tax on foreign earnings required by the 2017 Tax Cuts and Jobs Act. It is the Company’s intention to permanently reinvest undistributed earnings of its foreign subsidiaries. As such, the Company has not provided deferred U.S. income taxes or foreign withholding taxes of approximately $9.4 million on temporary differences relating to the outside basis in its investment in foreign subsidiaries. As of December 29, 2019, the Company has $24.6 million of cash and cash equivalents available for distribution.

The Company is subject to taxation in the U.S., various state tax jurisdictions and various foreign tax jurisdictions. The Company’s tax years for 2000 and later are subject to examination by the U.S. and state tax authorities due to the existence of NOL carryforwards. Generally, the Company’s tax years for 2002 and later are subject to examination by various foreign tax authorities, as well.

During 2018 the Company was notified by the Internal Revenue Service that its federal income tax return for the calendar year ending December 27, 2015 had been selected for examination. The Company is currently awaiting a final determination letter from the Internal Revenue Service and does not anticipate any significant changes in tax liability to the year under audit.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

Balance as of December 25, 2016	$18.6
Increases related to prior periods	0.4
Increases related to current year tax positions	1.1
Expiration of applicable statutes of limitations	(0.6)
Decrease in federal tax rate	(3.9)
Balance as of December 31, 2017	15.6
Increases related to prior periods	0.5
Increases related to current year tax positions	4.0
Expiration of applicable statutes of limitations	(0.4)
Decreases related to prior year tax positions	(0.3)
Decreases related to disposition	(1.7)
Balance as of December 30, 2018	17.7
Increases related to prior periods	0.2
Increases related to current year tax positions	6.3
Expiration of applicable statutes of limitations	(0.1)
Decreases related to settlement with tax authorities	(0.1)
Balance as of December 29, 2019	$24.0

Included in the balance of unrecognized tax benefits at December 29, 2019, are $24.0 million of tax benefits that, if recognized, would affect the effective tax rate. Included in this amount is $11.1 million that would become a deferred tax asset if the tax benefit were recognized. As such, this benefit may be impacted by a corresponding valuation allowance depending upon the Company’s assessment of the realizability of the deferred tax asset at the time the benefits are recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the years ended December 29, 2019, December 30, 2018 and December 31, 2017, the Company recorded $1.3 million, $0.6 million, and $0.5 million, respectively, in interest or penalty expenses. These amounts are netted by a benefit for interest and penalties related to the reversal of prior positions and the disposition of PSS in the prior year of $0.1 million, $1.1 million, and $0.2 million for the years ended December 29, 2019, December 30, 2018, and December 31, 2017, respectively. As of December 29, 2019, December 30, 2018, and December 31, 2017, the Company had accrued total interest and penalties of $2.8 million, $1.6 million and $2.2 million, respectively.

The Company believes that it is reasonably possible that as much as $0.1 million of the liabilities for uncertain tax positions will expire within 12 months of December 29, 2019 due to the expiration of various applicable statues of limitations.

Note 9.     Discontinued Operations

On February 28, 2018, the Company entered into a Stock Purchase Agreement to sell the operations of Kratos Public Safety & Security Solutions, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“PSS”), to Securitas Electronic Security, Inc., a Delaware corporation (“Buyer”). On June 11, 2018, the Company completed the sale of all of the issued and outstanding capital stock of PSS to Buyer for a purchase price of $69 million in cash, subject to a closing net working capital adjustment (the “Transaction”). The Company and the Buyer are currently in a dispute regarding the closing net working capital adjustment. The amount in dispute is approximately $8 million. To date, the Company has collected approximately $3.7 million of the retained net working capital. The Company currently expects that the remaining net working capital retained by the Company will be collected during 2020 once certain legacy projects are completed and the project close-out process has been completed. The Company currently expects to recognize a net break-even on the sale of the PSS business once the aggregate net proceeds described above have been collected excluding the impact of the final settlement and determination of the closing net working capital adjustment. Any changes or adjustments to the expected net proceeds will be reflected in future periods.

In accordance with ASC 360-10-45-9, Property, Plant, and Equipment (Topic 360) and ASC 205-20-45-3 Presentation of Financial Statements (Topic 205), PSS and its subsidiaries have been reported in discontinued operations in the accompanying consolidated financial statements for all periods presented.

The following table presents the results of discontinued operations (in millions):

	Year ended December 29, 2019	Year ended December 30, 2018	Year ended December 31, 2017
Revenue	$0.3	$44.2	$149.9
Cost of sales	0.9	34.2	110.1
Selling, general and administrative expenses	1.1	16.7	33.6
Other (income) expense items that are not major	(3.6)	2.7	(0.1)
Income (loss) from discontinued operations before income taxes	1.9	(9.4)	6.3
Gain on disposal of discontinued operations before income taxes	—	—	—
Total gain (loss) of discontinued operations before income taxes	1.9	(9.4)	6.3
Income tax (benefit) expense	0.2	(1.8)	2.1
Income (loss) from discontinued operations	$1.7	$(7.6)	$4.2

Revenue and operating results for the year ended December 29, 2019 reflect the performance on the contracts and working capital retained by the Company. Included in the year ended December 29, 2019, is a $3.6 million gain recorded as a result of the release of an indemnification liability following the lapse of the statute of limitations associated with a potential tax liability that was recorded in 2015 as part of the previous sale of our Electronic Products Division. Discontinued operations for year ended December 30, 2018 were impacted by approximately $2.0 million of cost adjustments on certain security system deployment projects for a mass transit authority. Transaction expenses of $2.7 million, primarily comprised of investment advisory fees, legal fees, and other direct transaction expenses related to the Transaction, were included in Other (income) expense items that are not major for the year ended December 30, 2018. Depreciation expense included in Selling, general and administrative expenses was $0.0 million, $0.1 million and $0.3 million for the years ended December 29, 2019, December 30, 2018, and December 31, 2017 respectively.

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

The following is a summary of the assets and liabilities of discontinued operations as of December 29, 2019 and December 30, 2018 (in millions):

	December 29, 2019	December 30, 2018
Accounts receivable, net	3.3	8.2
Other current assets	—	0.1
Current assets of discontinued operations	$3.3	$8.3
Accounts payable	$0.2	$0.3
Accrued expenses	0.3	0.4
Other current liabilities	2.8	4.6
Current liabilities of discontinued operations	$3.3	$5.3
Other long-term liabilities of discontinued operations	$2.8	$6.4

Note 10.     Fair Value Measurement

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

The Board may grant equity-based awards to selected employees, directors and consultants of the Company pursuant to its 2014 Plan. As of December 29, 2019, there were 1,736,561 shares reserved for issuance for future grant under the 2014 Plan. The Board may amend or terminate the 2014 Plan at any time. Certain amendments, including an increase in the share reserve, require stockholder approval. Generally, options and restricted stock units outstanding vest over periods not exceeding ten years. When the Company grants stock options, they are granted with a per share exercise price not less than the fair market value of the Company’s common stock on the date of grant, and generally would be exercisable for up to ten years from the grant date.

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

	2019	2018	2017
Stock Options
Expected life	10.0	10.0	10.0
Risk-free interest rate(1)	2.5% - 2.6%	2.9% - 3.2%	2.2% - 2.5%
Volatility(2)	47.5% - 49.1%	52.9% - 53.4%	53.8% - 55.0%
Forfeiture rate(3)	5.1%	5.1%	5.0%
Dividend yield(4)	—%	—%	—%

(1) The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant with a term equal to the expected term of the options.
(2) In 2019, 2018, and 2017, the Company estimated implied volatility based upon trailing volatility.
(3) Forfeitures are estimated at the time of grant based upon historical information. Forfeitures will be revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.
(4) The Company has no history or expectation of paying dividends on its common stock.

A summary of the status of the Company’s stock option plan as of December 29, 2019, and changes in options outstanding under the plan for the year ended December 29, 2019, is as follows:

	Number of Shares Under Option	Weighted-Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(000’s)			(000’s)
Options outstanding at December 30, 2018	768	$5.17	4.2	$6,587.5
Granted	2	$16.81
Exercised	(619)	$5.23
Forfeited or expired	(5)	$7.87
Options outstanding at December 29, 2019	146	$4.98	3.0	$1,866.3
Options exercisable at December 29, 2019	146	$4.98	3.0	$1,866.3

Upon exercise of an option, the Company issues new shares of common stock.

During the years ended December 29, 2019, December 30, 2018, and December 31, 2017, the following values relate to the grants and exercises under the Company’s option plans:

	2019	2018	2017
Weighted average grant date fair value of options granted	$10.25	$7.54	$6.39
Total intrinsic value of options exercised (in thousands)	$8,874.9	$40.6	$67.1

The following table summarizes the Company’s Restricted Stock Unit activity:

	Restricted Stock Units (000’s)	Weighted-Average Grant Date Fair Value
Nonvested balance at December 30, 2018	3,293	$8.22
Grants	1,147	$13.86
Vested	(228)	$15.22
Vested but not released	(163)	$9.29
Nonvested balance at December 29, 2019	4,049	$9.38

As of December 29, 2019, there was $19.2 million of total unrecognized stock-based compensation expense related to nonvested restricted stock units which is expected to be recognized over a remaining weighted-average vesting period of 2.2 years. The fair value of restricted stock unit awards that vested in 2019, 2018, and 2017 was $3.5 million, $0.8 million, and $6.3 million, respectively.

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

Employees who actively participate in the Purchase Plan are eligible to have up to 15% of their earnings for each purchase period withheld pursuant to the Purchase Plan. The amount that is withheld is used at various purchase dates within the offering period to purchase shares of common stock. The price paid for common stock at each such purchase date is equal to the lower of 85% of the fair market value of the common stock at the commencement date of that offering period or 85% of the fair market value of the common stock on the relevant purchase date. Employees are also able to end their participation in the offering at any time during the offering period, and participation ends automatically upon termination of employment. From the Purchase Plan’s inception through December 29, 2019, the cumulative number of shares of common stock that have been issued under the Purchase Plan is 5.5 million and approximately 2.7 million shares are available for future issuance. During fiscal 2019, approximately 356,000 shares were issued under the plan at an average price of $10.79.

The fair value of Kratos’ Purchase Plan shares for 2019 was estimated using the Black-Scholes option pricing model. The assumptions and resulting fair values of options granted for 2019, 2018 and 2017 were as follows:

	Offering Periods January 1 to December 31 2019	Offering Periods January 1 to December 31, 2018	Offering Periods January 1 to December 31, 2017
Expected term (in years)(1)	0.5	0.5	0.5
Risk-free interest rate(2)	2.09% - 2.56%	1.53% - 2.11%	0.62% - 1.14%
Expected volatility(3)	37.22% - 43.70%	40.24% - 44.83%	44.38% - 53.70%
Expected dividend yield(4)	—%	—%	—%
Weighted average grant-date fair value per share	$4.74	$3.03	$2.51

(1)	The expected term is equivalent to the offering period.

(2)	The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant with a term equal to the expected term.
(3)    The Company estimated implied volatility based upon trailing volatility.
(4)    The Company has no history or expectation of paying dividends on its common stock.

As of December 29, 2019, there was no material unrecognized compensation expense related to the Purchase Plan.

Note 12.    Retirement Plans

The Company provides eligible employees the opportunity to participate in defined-contribution savings plans (commonly known as 401(k) plans), which permit contributions on a before-tax basis. Generally, salaried employees and certain hourly employees are eligible to participate in the plans. Under most plans, the employee may contribute to various investment alternatives. In certain plans, the Company matches a portion of the employees’ contributions. The Company’s matching contributions to these defined-contribution savings plans totaled $4.4 million in 2019, $3.9 million in 2018, and $3.8 million in 2017.

Note 13.    Significant Customers

Revenue from the U.S. Government (which includes Foreign Military Sales) includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $507.4 million, $447.0 million, and $451.9 million or 71%, 72%, and 75%, of total revenue for the years ended December 29, 2019, December 30, 2018, and December 31, 2017, respectively.

Note 14.    Segment Information

The Company operates in two reportable segments. The KGS reportable segment is comprised of an aggregation of KGS operating segments, including DRSS, ME, TTS, MS, and KTT. The US reportable segment consists of the Company’s unmanned aerial, unmanned ground, unmanned seaborne and command, control and communications system business. The KGS and US segments provide products, solutions and services for mission critical national security programs. KGS and US customers primarily include national security related agencies, the DoD, intelligence agencies and classified agencies, and to a lesser degree, international government agencies and domestic and international commercial customers.

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

As discussed in “Discontinued Operations” in Note 9 of these notes to consolidated financial statements, the Company began reporting the PSS business as discontinued operations effective in the first quarter of fiscal 2018. Prior to the decision to sell the PSS business, the Company reported their financial results in a separate PSS reportable segment.

As certain overhead type costs previously allocated to the PSS business were not allocable to discontinued operations, prior period corporate costs have been reallocated amongst the continuing reportable segments.

Revenues, operating income (loss) and assets disclosed below provided by the Company’s reportable segments for the years ended December 29, 2019, December 30, 2018, and December 31, 2017, are as follows (in millions):

	2019	2018	2017
Revenues:
Kratos Government Solutions
Service revenues	$272.6	$200.7	$197.8
Product sales	283.5	284.4	283.8
Total Kratos Government Solutions	556.1	485.1	481.6
Unmanned Systems
Service revenues	—	—	—
Product sales	161.4	132.9	121.7
Total Unmanned Systems	161.4	132.9	121.7
Total revenues	$717.5	$618.0	$603.3
Depreciation and amortization:
Kratos Government Solutions	$18.2	$13.2	$14.4
Unmanned Systems	5.2	4.7	7.8
Total depreciation and amortization	$23.4	$17.9	$22.2
Operating income (loss):
Kratos Government Solutions	$45.2	$35.5	$(0.1)
Unmanned Systems	6.1	5.1	(3.6)
Corporate activities	(13.3)	(10.1)	(8.3)
Total operating income (loss)	$38.0	$30.5	$(12.0)

Revenues from foreign customers were approximately $132.5 million or 18%, $114.3 million or 19% and $84.7 million or 14% of total revenue for the years ended December 29, 2019, December 30, 2018, and December 31, 2017, respectively.

Included in the 2017 operating loss for the KGS reportable segment is a $24.2 million impairment of the carrying value of the goodwill of the DRSS business within the KGS segment.

Reportable segment assets are as follows (in millions):

	December 29, 2019	December 30, 2018	December 31, 2017
Assets:
Kratos Government Solutions	$777.6	$602.8	$597.9
Unmanned Systems	246.3	220.9	201.9
Discontinued operations	3.3	8.3	97.4
Corporate activities	158.8	178.1	126.8
Total assets	$1,186.0	$1,010.1	$1,024.0

Assets of foreign subsidiaries in the KGS segment were $124.7 million, $126.7 million and $116.7 million as of December 29, 2019, December 30, 2018 and December 31, 2017, respectively.

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

Legal and Regulatory Matters.
U.S. Government Cost Claims

The Company’s contracts with the DoD are subject to audit by the DCAA. As a result of these audits, from time to time the Company is advised of claims concerning potential disallowed, overstated or disputed costs. For example, during the course of recent audits of the Company’s contracts, the DCAA is closely examining and questioning certain of the established and disclosed practices that it had previously audited and accepted. Costs incurred and allocated to contracts with the U.S. Government are regularly scrutinized for compliance with regulatory standards by the Company’s personnel. For those Company subsidiaries and fiscal years which have not yet been audited by the DCAA or for those audits which are in process which have not been completed by the DCAA, the Company cannot reasonably estimate the range of loss, if any, that may result from audits and reviews in which it is currently involved given the inherent difficulty in predicting regulatory action, fines and penalties, if any, and the various remedies and levels of judicial review available to the Company in the event of an adverse finding. As a result, the Company has not recorded any liability related to these matters.

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

Note 16.     Redeemable Noncontrolling Interest

As discussed in “Acquisition” in Note 2, in connection with the Company’s acquisition of FTT, (i) beginning in January 2024, the Holders will have an annual Put Right to sell all of the Minority Interests to the Company at a purchase price based on a specified multiple of the trailing 12 months EBITDA of the Acquired Companies, subject to adjustment as set forth in the Exchange Agreement (provided, however, that following certain events, including a change of control, the Put Right will be accelerated and the Minority Interest Purchase Price will be a specified increased multiple of the trailing 12 months EBITDA of the Acquired Companies); and (ii) beginning in January 2025, the Company will have an annual right to purchase all of the Minority Interests from the Holders at the Minority Interest Purchase Price.

The Company adjusts the carrying value of such redeemable noncontrolling interest based on an allocation of subsidiary earnings based on ownership interest. Redeemable noncontrolling interest is recorded outside of permanent equity at the higher of its carrying value or management’s estimate of the amount (the “Redemption Amount”) that the Company could be required to pay in connection with the Put Rights. Adjustments to Redemption Amount will have a corresponding effect on net income per share attributable to Kratos shareholders. As of December 29, 2019, no adjustment of the carrying value of the redeemable noncontrolling interest was required.

Note 17.     Quarterly Financial Data (Unaudited)

The following financial information reflects all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. As discussed in “Discontinued Operations” in Note 9 of these notes to consolidated financial statements, the Company began reporting the PSS business as discontinued operations effective in the first quarter of fiscal 2018. Accordingly, the financial results for the PSS business have been reported in discontinued operations for all periods presented.

Summarized quarterly data for the years ended December 29, 2019 and December 30, 2018, is as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2019
Revenues	$160.4	$187.9	$184.1	$185.1
Gross profit	44.9	48.1	48.6	48.4
Operating income	8.2	9.0	11.5	9.3
Provision (benefit) for income taxes	(1.5)	2.5	2.8	1.0
Income from continuing operations	3.7	1.3	2.6	3.3
Income (loss) from discontinued operations	(0.6)	3.0	—	(0.7)
Net income	$3.1	$4.3	$2.6	$2.6
Less: Net income (loss) attributable to noncontrolling interest	—	0.4	0.1	(0.4)
Net income attributable to Kratos	3.1	3.9	2.5	3.0
Basic income (loss) per common share attributable to Kratos:
Income from continuing operations	$0.04	$0.01	$0.02	$0.03
Income (loss) from discontinued operations	$(0.01)	$0.03	$—	$—
Net income per common share	$0.03	$0.04	$0.02	$0.03
Diluted income per common share attributable to Kratos:
Income from continuing operations	$0.03	$0.01	$0.02	$0.03
Income from discontinued operations	$—	$0.03	$—	$—
Net income per common share	$0.03	$0.04	$0.02	$0.03

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2018
Revenues	$143.0	$151.2	$159.4	$164.4
Gross profit	40.8	39.3	44.1	45.5
Operating income	7.0	2.6	10.1	10.8
Provision for income taxes	0.9	0.1	3.4	0.2
Income (loss) from continuing operations	1.3	(3.8)	1.4	5.2
Income (loss) from discontinued operations	(3.5)	(3.9)	0.3	(0.5)
Net income (loss)	$(2.2)	$(7.7)	$1.7	$4.7
Basic income (loss) per common share:
Income (loss) from continuing operations	$0.01	$(0.04)	$0.01	$0.05
Income (loss) from discontinued operations	$(0.03)	$(0.03)	$0.01	$—
Net income (loss) per common share	$(0.02)	$(0.07)	$0.02	$0.05
Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.01	$(0.04)	$0.01	$0.05
Income (loss) from discontinued operations	$(0.03)	$(0.03)	$0.01	$(0.01)
Net income (loss) per common share	$(0.02)	$(0.07)	$0.02	$0.04

Note 18.     Subsequent Events

On February 24, 2020, the Company acquired a turbine technology company focused on tactical unmanned aerial drones and other systems for approximately $10.5 million in cash, subject to adjustments for transaction expenses, indebtedness, cash on hand, and post-closing working capital adjustments.