Form 10-Q
period 2020-03-29
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2020-05-07
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of May 1, 2020, 106,978,328 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2020

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)

	March 29, 2020
	(Unaudited)	December 29, 2019
Assets
Current assets:
Cash and cash equivalents	$158.6	$172.6
Accounts receivable, net	78.3	85.0
Unbilled receivables, net	181.0	179.4
Inventoried costs	62.7	61.1
Prepaid expenses	14.0	9.4
Other current assets	14.5	11.4
Current assets of discontinued operations	1.2	3.3
Total current assets	510.3	522.2
Property, plant and equipment, net	119.6	116.9
Operating lease right-of-use assets	39.8	42.1
Goodwill	463.3	455.6
Intangible assets, net	41.0	39.5
Other assets	9.3	9.7
Total assets	$1,183.3	$1,186.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$44.3	$53.8
Accrued expenses	28.4	32.7
Accrued compensation	40.9	37.1
Accrued interest	6.4	1.6
Billings in excess of costs and earnings on uncompleted contracts	38.3	34.3
Current portion of operating lease liabilities	8.7	9.9
Other current liabilities	10.1	10.0
Current liabilities of discontinued operations	3.0	3.3
Total current liabilities	180.1	182.7
Long-term debt	295.3	295.1
Operating lease liabilities, net of current portion	36.0	37.6
Other long-term liabilities	73.9	78.7
Long-term liabilities of discontinued operations	2.8	2.8
Total liabilities	588.1	596.9
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	15.0	15.0
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares outstanding at March 29, 2020 and December 29, 2019	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 106,960,828 and 106,635,508 shares issued and outstanding at March 29, 2020 and December 29, 2019, respectively	—	—
Additional paid-in capital	1,292.6	1,286.5
Accumulated other comprehensive loss	(0.2)	(0.4)
Accumulated deficit	(712.2)	(712.0)
Total stockholders’ equity	580.2	574.1
Total liabilities and stockholders’ equity	$1,183.3	$1,186.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended
	March 29, 2020	March 31, 2019
Service revenues	$63.6	$62.6
Product sales	105.3	97.8
Total revenues	168.9	160.4
Cost of service revenues	45.2	42.0
Cost of product sales	77.9	73.5
Total costs	123.1	115.5
Gross profit	45.8	44.9
Selling, general and administrative expenses	34.9	31.5
Merger and acquisition expenses	0.4	1.2
Research and development expenses	5.7	3.9
Restructuring expenses and other	0.1	0.1
Operating income from continuing operations	4.7	8.2
Other expense:
Interest expense, net	(5.4)	(5.5)
Other expense, net	(0.5)	(0.5)
Total other expense, net	(5.9)	(6.0)
Income (loss) from continuing operations before income taxes	(1.2)	2.2
Benefit for income taxes from continuing operations	(1.4)	(1.5)
Income from continuing operations	0.2	3.7
Discontinued operations:
Loss from operations of discontinued component	(0.4)	(0.5)
Income tax expense	—	(0.1)
Loss from discontinued operations	(0.4)	(0.6)
Net income (loss)	(0.2)	3.1
Less: Net income attributable to noncontrolling interest	—	—
Net income (loss) attributable to Kratos	$(0.2)	$3.1
Basic income (loss) per common share attributable to Kratos:
Income from continuing operations	$—	$0.04
Loss from discontinued operations	—	(0.01)
Net income per common share	$—	$0.03
Diluted income (loss) per common share attributable to Kratos:
Income from continuing operations	$—	$0.03
Loss from discontinued operations	—	—
Net income per common share	$—	$0.03

Weighted average common shares outstanding:
Basic	107.2	104.9
Diluted	110.1	107.8
Comprehensive Income
Net income (loss) (from above)	$(0.2)	$3.1
Change in cumulative translation adjustment	0.2	—
Comprehensive income	—	3.1
Less: Comprehensive income attributable to noncontrolling interest	—	—
Comprehensive income attributable to Kratos	$—	$3.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2019 and March 29, 2020
(in millions)
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 30, 2018	$—	103.8	$—	$1,244.5	$(0.7)	$(724.5)	$519.3
Stock-based compensation	—	—	—	2.6	—	—	2.6
Issuance of common stock for employee stock purchase plan, options and warrants	—	0.2	—	1.7	—	—	1.7
Restricted stock issued and related taxes	—	0.1	—	(0.8)	—	—	(0.8)
Issuance of common stock for acquisitions	—	1.8	—	27.0	—	—	27.0
Net income	—	—	—	—	—	3.1	3.1
Changes in noncontrolling interest	15.0	—	—	—	—	—	—
Balance, March 31, 2019	$15.0	105.9	$—	$1,275.0	$(0.7)	$(721.4)	$552.9

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 29, 2019	$15.0	106.6	$—	$1,286.5	$(0.4)	$(712.0)	$574.1
Stock-based compensation	—	—	—	4.7	—	—	4.7
Issuance of common stock for employee stock purchase plan, options and warrants	—	0.2	—	2.6	—	—	2.6
Restricted stock issued and related taxes	—	0.2	—	(1.2)	—	—	(1.2)
Net loss	—	—	—	—	—	(0.2)	(0.2)
Other comprehensive income, net of tax	—	—	—	—	0.2	—	0.2
Balance, March 29, 2020	$15.0	107.0	$—	$1,292.6	$(0.2)	$(712.2)	$580.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	March 29, 2020	March 31, 2019
Operating activities:
Net income (loss)	$(0.2)	$3.1
Loss from discontinued operations	(0.4)	(0.6)
Income from continuing operations	0.2	3.7
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	6.3	5.1
Amortization of lease right-of-use assets	2.9	3.7
Stock-based compensation	4.7	2.6
Deferred income taxes	(1.0)	(3.4)
Amortization of deferred financing costs	0.2	0.2
Provision for doubtful accounts	0.3	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	6.6	(9.0)
Unbilled receivables	(1.5)	19.7
Inventoried costs	(1.5)	(10.8)
Prepaid expenses and other assets	(6.8)	(1.1)
Operating lease liabilities	(3.4)	2.8
Accounts payable	(9.6)	(0.8)
Accrued expenses	(4.4)	(2.7)
Accrued compensation	3.7	3.1
Advance payments received on contracts	—	0.1
Accrued interest	4.9	4.9
Billings in excess of costs and earnings on uncompleted contracts	3.4	3.0
Income tax receivable and payable	(0.9)	1.4
Other liabilities	(0.1)	(6.5)
Net cash provided by operating activities from continuing operations	4.0	16.0
Investing activities:
Cash paid for acquisitions, net of cash acquired	(14.2)	(17.6)
Capital expenditures	(6.4)	(4.0)
Net cash used in investing activities from continuing operations	(20.6)	(21.6)
Financing activities:
Payments under finance leases	(0.1)	(0.1)
Proceeds from exercise of restricted stock units, employee stock options, and employee stock purchase plan	1.4	0.9
Net cash provided by financing activities from continuing operations	1.3	0.8
Net cash flows of continuing operations	(15.3)	(4.8)
Net operating cash flows of discontinued operations	1.3	0.3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(0.1)
Net decrease in cash, cash equivalents and restricted cash	(14.0)	(4.6)
Cash, cash equivalents and restricted cash at beginning of period	172.6	183.0
Cash, cash equivalents and restricted cash at end of period	$158.6	$178.4

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

 The information as of March 29, 2020 and for the three months ended March 29, 2020 and March 31, 2019 is unaudited. The condensed consolidated balance sheet as of December 29, 2019 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 29, 2019, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2020 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

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

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year. The three month periods ended March 29, 2020 and March 31, 2019 consisted of 13-week periods. There are 52 calendar weeks in the fiscal years ending on December 27, 2020 and December 29, 2019.

(d)    Accounting Estimates

There have been no significant changes in the Company’s accounting estimates for the three months ended March 29, 2020 as compared to the accounting estimates described in the Form 10-K.

(e)    Accounting Standards Updates

In June 2016, the FASB issued ASU 2016-13 (“ASU 2016-13”), Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has adopted ASU 2016-13 effective December 30, 2019. The implementation of this guidance did not have a material impact on its unaudited condensed consolidated financial statements.

(f)	Fair Value of Financial Instruments

The carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at March 29, 2020 and December 29, 2019 are presented in Note 10. The carrying value of all other financial instruments, including cash equivalents, accounts receivable, unbilled receivables, accounts payable, accrued expenses, billings in excess of cost and earnings on uncompleted contracts, income taxes payable and short-term debt, approximated their estimated fair values at March 29, 2020 and December 29, 2019 due to the short-term nature of these instruments.

Note 2. Acquisitions

FTT Entities

On February 27, 2019, the Company acquired 80.1% of the issued and outstanding shares of capital stock of Florida Turbine Technologies Inc., a Florida corporation (“FTT Inc.”), and 80.1% of the membership interests in FTT CORE, LLC, a Delaware limited liability company (“FTT Core” and, together with FTT Inc. and their respective subsidiaries, “FTT”), for an aggregate purchase price of approximately $60 million. The purchase price was $33 million in cash, with approximately $17.7 million paid at close and approximately $15.3 million to be paid over a three-year period, subject to adjustments for transaction expenses, indebtedness, cash on hand, certain amounts payable or potentially payable to employees of FTT and post-closing working capital adjustments, and 1,825,406 shares of common stock (with a value of approximately $27 million). During the quarter ended March 29, 2020, approximately $4.7 million of the remaining purchase price was paid.

FTT is a leading turbomachinery design and manufacturing company specializing in engineering, development, and testing of gas turbines, propulsion components, engine and other systems for military and commercial applications. FTT is now the Kratos Turbine Technologies Division (the “KTT Division”), which is focused on the development and production of small, affordable, high-performance jet engines for the next generation of tactical weapon systems and tactical jet unmanned aerial systems. The KTT Division is included in the KGS segment.

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

Simultaneously with the execution of the Purchase Agreement among the Company and the Sellers (as defined in such agreement) (the “Purchase Agreement”) and completion of the acquisition, the Company, FTT Inc., FTT Core and the Sellers entered into an exchange agreement (the “Exchange Agreement”) pursuant to which, among other things, (i) FTT Core was converted into a Delaware corporation, (ii) beginning in January 2024, the Holders (as defined in the Exchange Agreement) will have an annual right (the “Put Right”) to sell all of the minority interests in FTT Inc. and FTT Core (the “Minority Interests”) to the Company at a purchase price based on a specified multiple of the trailing 12 months EBITDA of FTT Inc., FTT Core and each of their respective subsidiaries (the “Acquired Companies”), subject to adjustment as set forth in the Exchange Agreement (the “Minority Interest Purchase Price”) (provided, however, that following certain events, including a change of control, the Put Right will be accelerated and the Minority Interest Purchase Price will be a specified increased multiple of the trailing 12 months EBITDA of the Acquired Companies), and (iii) beginning in January 2025, the Company will have an annual right to purchase all of the Minority Interests from the Holders at the Minority Interest Purchase Price.

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

As of February 27, 2019, net liabilities included $7.5 million of current liabilities. There was no contingent purchase consideration associated with the acquisition of an 80.1% majority interest in FTT. The identifiable intangible assets include customer relationships of $19.7 million with a useful life of 13 years, in-process research and development of $8.5 million that will commence amortization at the completion of the development project, backlog of $2.1 million with a useful life of two years, and trade name of $0.5 million with a useful life of two years. The Company also established a deferred tax liability of $7.0 million for the increase in the financial statement basis of the acquired assets of FTT and a corresponding increase in goodwill. The goodwill recorded in this transaction is not expected to be tax-deductible.

The amounts of revenue and operating income of FTT included in the Company's condensed consolidated statement of operations for the three months ended March 31, 2019 were $4.2 million and $0.1 million, respectively. Included in the merger and acquisition expenses for the three months ended March 31, 2019 were transaction expenses of $1.2 million related to the acquisition of FTT.

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

For the three months ended March 31, 2019 (all amounts, except per share amounts, are in millions):

Pro forma revenues	$168.5
Pro forma net income before tax	$1.3
Pro forma net income	$2.2
Pro forma net income attributable to Kratos	$2.4

Basic pro forma income per share attributable to Kratos	$0.02
Diluted pro forma income per share attributable to Kratos	$0.02

The weighted average common shares used to calculate income per share also reflects the issuance of 1,825,406 shares of our common stock in conjunction with the acquisition. Comparable amounts for the three months ended March 29, 2020 are not presented as the results for FTT for the quarter were fully included in the condensed consolidated financial statements.

Technical Directions, Inc.

On February 24, 2020, the Company acquired Technical Directions, Inc.(“TDI”), a turbine technology company focused on tactical unmanned aerial drones, missile and other systems for approximately $10.5 million in cash, subject to adjustments for transaction expenses, indebtedness, cash on hand, and post-closing working capital adjustments. The allocation of the total consideration for this acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocations to be material to the Company's unaudited condensed consolidated financial statements. The operating results of the acquisition have been included in the Company’s results of operations from the effective acquisition date. The amount of net sales and earnings of TDI included in the condensed consolidated statement of operations for the three months ended March 29, 2020 are not material. Had the acquisition occurred as of December 29, 2019, net sales, net income from consolidated operations, net income attributable to Kratos, and basic and diluted net income per share attributable to Kratos on a pro forma basis for the three months ended March 29, 2020 would not have been materially different than the reported amounts.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. The majority of the Company’s contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation based on relative standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected-cost-plus-margin approach, under which the Company forecasts the expected costs of satisfying a performance obligation and then adds an appropriate margin for that distinct good or service.

Remaining Performance Obligations

The Company calculates revenues from remaining performance obligations as the dollar value of the remaining performance obligations on executed contracts. On March 29, 2020, the Company had approximately $646.8 million of remaining performance obligations. The Company expects to recognize approximately 54% of the remaining performance obligations as revenue in 2020, an additional 22% by 2021, and the balance thereafter.

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

As a result of the EAC process, any quarterly adjustments to revenues, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if it is determined the Company will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if it is determined the Company will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could affect the profitability of one or more of the Company’s contracts. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined. No cumulative catch-up adjustment on any one contract was material to the Company’s unaudited condensed consolidated financial statements for the three-month periods ended March 29, 2020, and March 31, 2019. Likewise, total cumulative catch-up adjustments were not material for the three-month periods ended March 29, 2020, and March 31, 2019.

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

Net contract assets and liabilities are as follows (in millions):

	March 29, 2020	December 29, 2019	Net Change
Contract assets	$181.0	$179.4	$1.6
Contract liabilities	$38.3	$34.3	$4.0
Net contract assets	$142.7	$145.1	$(2.4)

Contract assets increased $1.6 million during the year ended March 29, 2020, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the quarter ended March 29, 2020, for which the Company has not yet billed the customers. There were no significant impairment losses related to any receivables or contract assets arising from the Company’s contracts with customers during the three months ended March 29, 2020. Contract liabilities increased $4.0 million during the quarter ended March 29, 2020, primarily due to payments received in excess of revenue recognized on these performance obligations. For the three months ended March 29, 2020 and March 31, 2019 the Company recognized revenue of $14.3 million and $15.9 million, respectively, that was previously included in the beginning balance of contract liabilities.

In November 2019, a large training solutions program was terminated for convenience (“T for C”) by the customer. Under a T for C, a contractor is entitled to seek specified costs through a termination settlement process including (1) the contract price for completed supplies and services accepted by the government but not previously paid for; (2) the cost incurred in the performance of work terminated plus a reasonable profit on those costs; and (3) its costs incurred in settling with subcontractors and preparing and settling the termination proposal. Under a T for C, the Company would not be able to collect the total withheld amounts until the settlement terms of the T for C have been negotiated and agreed to with the customer. At March 29, 2020 and December 29, 2019, approximately $11.5 million in unbilled receivables remained outstanding on this project. In addition, the Company is currently in dispute with an international customer in the US segment over approximately $10.0 million in unbilled receivables outstanding as of March 29, 2020 and December 29, 2019. The dispute concerns the completion of certain system requirements and certain contractual milestones. Although there could be a delay in billing and collecting amounts due to the Company under the aforementioned contracts, management has evaluated the present facts of the matters and performed a reassessment of the contractual amounts due and has determined that no adjustment to previously recognized revenue, or the corresponding unbilled receivables, is necessary at March 29, 2020.

Disaggregation of Revenue

The following series of tables presents the Company’s revenue disaggregated by several categories. For the majority of contracts, the customer obtains control or receives benefits as work is performed on the contract. Revenue by contract type was as follows (in millions):

	Three Months Ended
	March 29, 2020	March 31, 2019
Kratos Government Solutions
Fixed price	$104.4	$109.1
Cost plus fee	14.4	9.2
Time and materials	8.1	7.2
Total Kratos Government Solutions	126.9	125.5
Unmanned Systems
Fixed price	27.3	27.2
Cost plus fee	14.1	7.4
Time and materials	0.6	0.3
Total Unmanned Systems	42.0	34.9
Total Revenues	$168.9	$160.4

Revenue by customer was as follows (in millions):

	Three Months Ended
	March 29, 2020	March 31, 2019
Kratos Government Solutions
U.S. Government (1)	$84.7	$86.8
International (2)	28.0	24.9
U.S. Commercial and other customers	14.2	13.8
Total Kratos Government Solutions	126.9	125.5
Unmanned Systems
U.S. Government (1)	39.4	30.1
International (2)	2.4	4.5
U.S. Commercial and other customers	0.2	0.3
Total Unmanned Systems	42.0	34.9
Total Revenues	$168.9	$160.4

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

To date, the Company has collected approximately $5.6 million of the retained net working capital. The Company currently expects that the remaining net working capital retained by the Company will be collected during 2020 once certain legacy projects are completed and the project close-out process has been completed. The Company currently expects to recognize a net approximate break-even on the sale of the PSS business once the aggregate net proceeds described above have been collected, excluding the impact of the final settlement and determination of the closing net working capital adjustment. Any changes or adjustments to the expected net proceeds will be reflected in future periods.

The following table presents the results of discontinued operations (in millions):

	Three Months Ended
	March 29, 2020	March 31, 2019
Revenue	$—	$0.1
Cost of sales	0.1	0.5
Selling, general and administrative expenses	0.3	0.1
Loss from discontinued operations before income taxes	(0.4)	(0.5)
Income tax expense	—	(0.1)
Loss from discontinued operations	$(0.4)	$(0.6)

Revenue and operating results for the three months ended March 29, 2020 and March 31, 2019 reflected the performance on contracts, and working capital retained by the Company.

The following is a summary of the assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets as of March 29, 2020 and December 29, 2019 (in millions):

	March 29, 2020	December 29, 2019
Accounts receivable, net	$1.2	$3.3
Current assets of discontinued operations	$1.2	$3.3

Accounts payable	$0.2	$0.2
Accrued expenses	0.1	0.3
Other current liabilities	2.7	2.8
Current liabilities of discontinued operations	$3.0	$3.3
Other long-term liabilities of discontinued operations	$2.8	$2.8

Note 5. Goodwill and Intangible Assets

(a)	Goodwill

The carrying amounts of goodwill as of March 29, 2020 and December 29, 2019 by reportable segment are as follows (in millions):

	As of March 29, 2020
	Kratos Government Solutions	Unmanned Systems	Total
Gross value	$597.8	$118.8	$716.6
Less accumulated impairment	239.5	13.8	253.3
Net	$358.3	$105.0	$463.3

	As of December 29, 2019
	Kratos Government Solutions	Unmanned Systems	Total
Gross value	$597.8	$111.1	$708.9
Less accumulated impairment	239.5	13.8	253.3
Net	$358.3	$97.3	$455.6

(b)    Purchased Intangible Assets

The following table sets forth information for finite-lived and indefinite-lived intangible assets (in millions):

	As of March 29, 2020			As of December 29, 2019
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$73.0	$(54.0)	$19.0	$72.3	$(53.3)	$19.0
Contracts and backlog	32.7	(29.0)	3.7	32.0	(28.4)	3.6
Developed technology and technical know-how	26.4	(24.4)	2.0	25.0	(23.8)	1.2
Trade names	1.9	(1.7)	0.2	1.9	(1.6)	0.3
In-process research and development	9.2	—	9.2	8.5	—	8.5
Total finite-lived intangible assets	143.2	(109.1)	34.1	139.7	(107.1)	32.6
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$150.1	$(109.1)	$41.0	$146.6	$(107.1)	$39.5

Consolidated amortization expense related to intangible assets subject to amortization was $1.9 million and $1.5 million for the three months ended March 29, 2020 and March 31, 2019, respectively.

Note 6. Inventoried Costs

Inventoried costs, consisted of the following components (in millions):

	March 29, 2020	December 29, 2019
Raw materials	$43.5	$39.1
Work in process	17.4	20.3
Finished goods	1.8	1.7
Total inventoried costs	$62.7	$61.1

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

Shares from stock options and awards, excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive, were 0.9 million for the three months ended March 29, 2020, and 0.0 million for the three months ended March 31, 2019.

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

The components of lease expense were as follows (in millions):

	Three Months Ended
	March 29, 2020	March 31, 2019
Amortization of right of use assets - finance leases	$0.5	$0.5
Interest on lease liabilities - finance leases	0.6	0.6
Operating lease cost (cost resulting from lease payments)	3.5	3.0
Short-term lease cost	0.2	0.1
Variable lease cost (cost excluded from lease payments)	—	—
Sublease income	(0.8)	(0.8)
Total lease cost	$4.0	$3.4

The components of leases on the balance sheet were as follows (in millions):

	March 29, 2020	December 29, 2019
Operating Leases:
Operating lease right-of-use assets	$39.8	$42.1
Current portion of operating lease liabilities	$8.7	$9.9
Operating lease liabilities, net of current portion	$36.0	$37.6
Finance leases:
Property, plant and equipment, net	$37.9	$38.1
Other current liabilities	$0.7	$0.6
Other long-term liabilities	$38.6	$38.4

Cash paid for amounts included in the measurement of lease liabilities was as follows (in millions):

	Three Months Ended
	March 29, 2020	March 31, 2019
Finance lease - cash paid for interest	$0.6	$0.6
Finance lease - financing cash flows	$0.1	$0.1
Operating lease - operating cash flows (fixed payments)	$4.1	$3.3

Other supplemental noncash information (in millions):

	Three Months Ended
	March 29, 2020	March 31, 2019
Operating lease liabilities arising from obtaining right-of-use assets, including impact of ASC 842 adoption	$0.5	$41.2
Finance lease liabilities arising from obtaining right-of-use assets, including impact of ASC 842 adoption	$0.4	$39.6

Weighted-average remaining lease term (in years):
Operating leases	5.74	5.10
Finance leases	18.67	19.60

Weighted-average discount rate:
Operating leases	6.50%	6.50%
Finance leases	6.52%	6.53%

The maturity of lease liabilities is (in millions):

	Operating Leases	Finance Leases
2020 (1)	$8.6	$2.4
2021	10.1	3.2
2022	8.7	3.3
2023	8.3	3.4
2024	6.3	3.3
Thereafter	11.6	54.5
Total lease payments	53.6	70.1
Less: imputed interest	(8.9)	(30.8)
Total present value of lease liabilities	$44.7	$39.3
(1) Excludes the three months ended March 29, 2020.

Note 9. Income Taxes

On March 27, 2020, the President signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which, along with earlier issued IRS guidance, provides for the deferral of certain taxes. The CARES Act, among other things, removed the 80% limitation on the utilization of net operating losses in tax years 2018-2020, and contains numerous other provisions which may benefit the Company. The Company will continue to assess the impact of the CARES Act, as well as any ongoing government guidance related to COVID-19 that may be issued.

A reconciliation of the income tax expense (benefit) from continuing operations computed by applying the statutory federal income tax rate of 21% to income from continuing operations before income taxes to the provision for income taxes from continuing operations for the three months ended March 29, 2020 and March 31, 2019 was as follows (in millions):

	For the Three Months Ended
	March 29, 2020	March 31, 2019
Income tax expense (benefit) at federal statutory rate	$(0.3)	$0.5
State and foreign taxes, net of federal tax benefit and valuation allowance	(0.3)	0.2
Release of valuation allowance due to acquisitions	(0.9)	(3.4)
Nondeductible expenses and other	(0.1)	0.1
Impact of deferred tax liabilities for indefinite-lived assets	—	0.1
Increase (decrease) in reserves for uncertain tax positions	(0.2)	1.6
Increase (decrease) in federal valuation allowance	0.4	(0.6)
Benefit for income taxes from continuing operations	$(1.4)	$(1.5)

In assessing the Company’s ability to realize deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. In making this assessment, the Company has concluded that negative evidence, including cumulative losses in recent years, continues to outweigh the positive evidence. Accordingly, the Company has maintained a full valuation allowance against the Company’s U.S. federal, combined state and certain foreign net deferred tax assets. However, given the Company’s more recent earnings history, management believes that it is possible that within the next 12 months, sufficient positive evidence may become available to allow management to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets with a potential corresponding decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release would be predicated on the basis of the level of profitability that the Company is able to actually achieve and believes that it would sustain.

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
For the three months ended March 29, 2020, there was no impact of such limitations on the income tax provision, since the amount of taxable income did not exceed the annual limitation amount. However, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOLs or other tax attributes may be further limited.
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
During 2018 the Company was notified by the Internal Revenue Service that its federal income tax return for the calendar year ending December 27, 2015 had been selected for examination. In February of 2020, the Company received notification from the IRS that the examination was completed with no changes to the taxes reported.
As of December 29, 2019, the Company had $24.0 million of unrecognized tax benefits that, if recognized, would impact the Company’s effective income tax rate, subject to possible offset by a change in the deferred tax asset valuation allowance. During the three months ended March 29, 2020, unrecognized tax benefits decreased by $0.3 million.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the three months ended March 29, 2020 and March 31, 2019, the Company recorded an expense for interest and penalties of $0.1 million. For the three months ended March 29, 2020 and March 31, 2019, there was no material benefit recorded related to the removal of interest and penalties. The Company believes that it is reasonably possible that as much as $0.1 million of the liabilities for uncertain tax positions will expire within the next twelve months due to the expiration of various applicable statutes of limitations.

Note 10. Debt

(a)    Issuance of 6.5% Senior Secured Notes due 2025

In November 2017, the Company issued and sold $300 million aggregate principal amount of 6.5% Senior Secured Notes due 2025 (the “6.5% Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Company incurred debt issuance costs of $6.6 million associated with the 6.5% Notes. The Company utilized the net proceeds from the sale of the 6.5% Notes, as well as cash from its recent equity offering to extinguish its outstanding 7.00% Senior Secured Notes due in 2019 (the “7% Notes”). The total reacquisition price of the 7% Notes was $385.2 million, including a $12.0 million call premium, and $0.3 million of accrued interest.

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

The 6.5% Notes will be redeemable by the Company, in whole or in part, at any time on or after November 30, 2020 at the respective redemption prices specified in the Indenture. In addition, the Company may redeem up to 40% of the 6.5% Notes before November 30, 2020 with the net proceeds of certain equity offerings. The Company may also redeem some or all of the 6.5% Notes before November 30, 2020 at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest, to, but excluding, the redemption date, if any, plus a “make whole” premium. In addition, during each 12-month period commencing on the issue date and ending on or prior to November 30, 2020, the Company may redeem up to 10% of the original aggregate principal amount of the 6.5% Notes issued under the Indenture at a redemption price of 103.000% of the principal amount thereof, plus accrued and unpaid interest, to, but excluding, the date of redemption, if any. The Company may also be required to make an offer to purchase the 6.5% Notes upon a change of control and certain sales of its assets.

The Indenture contains covenants limiting, among other things, the Company’s ability and the Subsidiary Guarantors’ ability to: (a) pay dividends on or make distributions or repurchase or redeem the Company’s capital stock or make other restricted payments; (b) incur additional debt and guarantee debt; (c) prepay, redeem or repurchase certain debt; (d) issue certain preferred stock or similar equity securities; (e) make loans and investments; (f) sell assets; (g) incur liens; (h) consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; (i) enter into transactions with affiliates; and (j) enter into agreements restricting the Company’s ability and certain of its subsidiaries’ ability to pay dividends. These covenants are subject to a number of exceptions. As of March 29, 2020, the Company was in compliance with the covenants contained in the Indenture governing the 6.5% Notes.

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

As of March 29, 2020, there was $300.0 million of 6.5% Notes outstanding.

(b)    Other Indebtedness

Credit and Security Agreement

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

The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, and investments, and limits on other various payments, as well as a financial covenant relating to a minimum fixed charge coverage ratio. Events of default under the terms of the Credit Agreement include, but are not limited to: failure of the Company to pay any principal of any loans in full when due and payable; failure of the Company to pay any interest on any loan or any fee or other amount payable under the Credit Agreement within three business days after the date when due and payable; failure of the Company or any of its subsidiaries to comply with certain covenants and agreements, subject to applicable grace periods and/or notice requirements; any representation, warranty or statement made in or pursuant to the Credit Agreement or any related writing or any other material information furnished by the Company or any of its subsidiaries to the Agent or the lenders proving to be false or erroneous; and the occurrence of an event or condition having or reasonably likely to have a material adverse effect, which includes a material adverse effect on the business, operations, condition (financial or otherwise) or prospects of the Company or the ability of the Company to repay its obligations. Where an event of default arises from certain bankruptcy events, the commitments will automatically and immediately terminate and the principal of, and interest then outstanding on, all of the loans will become immediately due and payable. Subject to certain notice requirements and other conditions, upon the occurrence of an event of default, including the occurrence of a condition having or reasonably likely to have a material adverse effect, commitments may be terminated and the principal of, and interest then outstanding on, all of the loans may become immediately due and payable. As of March 29, 2020, no event of default had occurred and the Company believes that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Credit Agreement, have not occurred and the likelihood of such events or conditions occurring is remote.

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

As of March 29, 2020, there were no borrowings outstanding on the Credit Agreement and $5.7 million was outstanding on letters of credit, resulting in net borrowing base availability of $64.8 million. The Company was in compliance with the financial covenants of the Credit Agreement and its amendments as of March 29, 2020.

Fair Value of Long-term Debt

Carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at March 29, 2020 and December 29, 2019 are presented in the following table:

	As of March 29, 2020			As of December 29, 2019
$ in millions	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Total long-term debt including current portion	$300.0	$295.3	$264.0	$300.0	$295.1	$322.1

The fair value of the Company’s long-term debt was based upon actual trading activity (Level 1, Observable inputs -quoted prices in active markets).

 As of March 29, 2020, the difference between the carrying amount of $295.3 million and the principal amount of $300.0 million presented in the table above is the unamortized debt issuance costs of $4.7 million, which are being accreted to interest expense over the term of the related debt. As of December 29, 2019, the difference between the carrying amount of $295.1 million and the principal amount of $300.0 million presented in the table above is the unamortized debt issuance costs of $4.9 million, which are being accreted to interest expense over the term of the related debt.

Note 11. Segment Information

The Company operates in two reportable segments. The KGS reportable segment is comprised of an aggregation of KGS operating segments, including the microwave electronic products, satellite, training, and cybersecurity, modular systems, defense and rocket support services, and turbine technologies operating segments. The Unmanned Systems (“US”) reportable segment consists of its unmanned aerial system and unmanned ground and seaborne system businesses. The KGS and US segments provide products, solutions and services for mission critical national security programs. KGS and US customers primarily include national security related agencies, the U.S. Department of Defense (the “DoD”), intelligence agencies and classified agencies, and to a lesser degree, international government agencies and domestic and international commercial customers.

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

 Revenues, depreciation and amortization, and operating income generated by the Company’s reportable segments for the three month periods ended March 29, 2020 and March 31, 2019 are as follows (in millions):

	Three Months Ended
	March 29, 2020	March 31, 2019
Revenues:
Kratos Government Solutions
Service revenues	$63.6	$62.6
Product sales	63.3	62.9
Total Kratos Government Solutions	126.9	125.5
Unmanned Systems product sales	42.0	34.9
Total revenues	$168.9	$160.4
Depreciation & amortization:
Kratos Government Solutions	$4.7	$3.9
Unmanned Systems	1.6	1.2
Total depreciation and amortization	$6.3	$5.1
Operating income from continuing operations:
Kratos Government Solutions	$9.3	$11.4
Unmanned Systems	0.5	0.6
Corporate activities	(5.1)	(3.8)
Total operating income from continuing operations	$4.7	$8.2

Included in Corporate activities for the three months ended March 31, 2019 is $1.2 million of transaction expenses related to the acquisition of FTT.

Note 12.    Redeemable Noncontrolling Interest

As discussed in “Acquisition” in Note 2, in connection with the Company’s acquisition of FTT, (i) beginning in January 2024, the Holders will have an annual Put Right to sell all of the Minority Interests to the Company at a purchase price based on a specified multiple of the trailing 12 months EBITDA of the Acquired Companies, subject to adjustment as set forth in the Exchange Agreement (provided, however, that following certain events, including a change of control, the Put Right will be accelerated and the Minority Interest Purchase Price will be a specified increased multiple of the trailing 12 months EBITDA of the Acquired Companies as set forth in the Exchange Agreement); and (ii) beginning in January 2025, the Company will have an annual right to purchase all of the Minority Interests from the Holders at the Minority Interest Purchase Price.

The Company adjusts the carrying value of such redeemable noncontrolling interest based on an allocation of subsidiary earnings based on ownership interest. Redeemable noncontrolling interest is recorded outside of permanent equity at the higher of its carrying value or management’s estimate of the amount (the “Redemption Amount”) that the Company could be required to pay in connection with the Put Right. Adjustments to the Redemption Amount will have a corresponding effect on net income per share attributable to Kratos shareholders. As of March 29, 2020, no adjustment of the carrying value of the redeemable noncontrolling interest was required.

Note 13. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales contracted through the U.S. Government, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $124.1 million and $116.9 million, or 73% and 73% of total Kratos revenue, for the three months ended March 29, 2020 and March 31, 2019, respectively.

Note 14. Commitments and Contingencies

In addition to commitments and obligations in the ordinary course of business, the Company is subject to various claims, pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of the Company’s business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its unaudited condensed consolidated financial statements. An estimated loss contingency is accrued in the unaudited condensed consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing litigation contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including but not limited to the procedural status of the matter in question, the presence of complex or novel legal theories, and the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against it may be unsupported, exaggerated or unrelated to possible outcomes and, as such, are not meaningful indicators of its potential liability. The Company regularly reviews contingencies to determine the adequacy of its accruals and related disclosures. The amount of ultimate loss may differ from these estimates. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies. Whether any losses finally determined in any claim, action, investigation or proceeding could reasonably have a material effect on the Company’s business, financial condition, results of operations or cash flows will depend on a number of variables, including the timing and amount of such losses; the structure and type of any remedies; the monetary significance any such losses, damages or remedies may have on the condensed consolidated financial statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” relating to our future financial performance, the market for our services and our expansion plans and opportunities. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements reflect our current beliefs, expectations and projections, are based on assumptions, and are subject to known and unknown risks and uncertainties that could cause our actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of these factors are beyond our ability to control or predict. As a result, you should not place undue reliance on forward-looking statements. Important risks and uncertainties that could cause our actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, but are not limited to: changes or cutbacks in spending or the appropriation of funding by the federal government, including the U.S. Department of Defense (the “DoD”), which could cause delays, cancellations or reductions of key government contracts; bid protests; changes in the scope or timing of our projects; the timing, rescheduling or cancellation of significant customer contracts and agreements; failure by our subcontractors or suppliers to perform their contractual obligations; our failure to meet performance obligations; if the unmanned systems markets do not experience significant growth, or if we cannot expand our customer base or if our products do not achieve broad acceptance which could impact our ability to achieve our anticipated level of growth; or consolidation by or the loss of key customers; risks of adverse regulatory action or litigation; risks associated with debt leverage; failure to successfully achieve our integration, cost reduction or divestiture strategies; risks related to security breaches, cybersecurity attacks or other significant disruptions of our information systems; risks associated with pandemics, epidemics or other public health emergencies, such as the recent outbreak of coronavirus disease 2019 (COVID-19);risks related to unknown defects or errors in our products; and competition in the marketplace, which could reduce revenues and profit margins, as well as the additional risks and uncertainties described in this Quarterly Report, in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2020 (the “Form 10-K”), and in other reports that we have filed with the SEC. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except as required by law, we assume no responsibility for updating any forward-looking statements, whether as a result of new information, future events or otherwise.

All references to “us,” “we,” “our,” the “Company” and “Kratos” refer to Kratos Defense & Security Solutions, Inc., a Delaware corporation, and its subsidiaries.

Overview

Kratos is a government contractor at the forefront of the DoD’s recapitalization of strategic weapon systems to address peer and near peer threats and its related Rapid Innovation Initiatives. Kratos is a leading technology, intellectual property, proprietary product and system company focused on the U.S. and its allies’ national security. Kratos is a recognized industry leader in the rapid development, demonstration and fielding of high technology systems and products at an affordable cost. Kratos’ primary focus areas are unmanned systems, space and satellite communications, microwave electronics, cyber security/warfare, training systems, rocket systems and missile defense, turbine technologies, and C5ISR. We believe that our technology, intellectual property, proprietary products and designed-in positions on our customers’ programs, platforms and systems, and our ability to rapidly develop, demonstrate and field affordable leading technology systems gives us a competitive advantage and creates a high barrier to entry into our markets. Our workforce is primarily engineering and technically oriented with a significant number of Kratos employees holding national security clearances. Much of our work is performed at customer locations, or in a secure manufacturing facility. Our primary end customers are national security related agencies. Our entire organization is focused on executing our strategy of becoming the leading technology and intellectual property based product and system company in our industry.

Industry Update

On December 18, 2019, President Trump signed two 2020 spending bills totaling $1.4 trillion. The bills allocate $738 billion to National Defense and $632 billion to non-defense agencies, representing increases over fiscal 2019 of $22 billion and $27 billion, respectively. The National Defense Authorization Act grants a base budget of approximately $666.5 billion (including the establishment of a new, sixth armed service for space) and an additional $71.5 billion for overseas contingency operations funding, a.k.a. the war budget. The federal budget and debt ceiling are expected to continue to be the subject of considerable debate, which could have a significant impact on defense spending broadly and the Company’s programs in particular.

The overall Federal Government budget environment, including budget caps mandated by the Budget Control Act of 2011 (“BCA”) for fiscal years 2020 and 2021, and uncertainty surrounding the debt ceiling and the appropriations process, remain significant short and long-term risks. Considerable uncertainty exists regarding how future federal budget and program decisions will unfold, including the defense spending priorities of the current Trump or potential future Administration(s) and Congress and what challenges budget reductions (required by the BCA and otherwise) could present for the defense industry. If annual appropriations bills are not timely enacted for the U.S. Government’s fiscal year 2021 or future years, the U.S. Government may again operate under a Continuing Resolution Authorization (“CRA”), restricting new contract or program starts and restricting planned increases on existing production contracts, presenting resource allocation challenges and placing limitations on future planned program budgets, and we may also face another government shutdown of unknown duration. If a prolonged CRA or government shutdown of the DoD were to occur, either could result in program cancellations, disruptions and/or stop work orders and could limit the U.S. Government’s ability to effectively progress programs and to make timely payments, and could also impact our ability to perform on our U.S. Government contracts and successfully compete for new work.

We believe continued budget pressures would have serious negative consequences for the security of our country, the defense industrial base, including the Company and the customers, employees, suppliers, investors, and communities that rely on companies in the defense industrial base. It is likely budget and program decisions made in such an uncertain environment would have long-term implications for our Company and the entire defense industry.

Additionally, funding for certain programs in which we currently participate may be reduced, delayed or cancelled, and budget uncertainty or cuts globally could adversely affect the viability of our subcontractors and suppliers, and our employee base. While we believe that our business is well-positioned in areas that the DoD and other customers have indicated are priorities for future defense spending, the short and long-term impact of federal budgetary uncertainty, CRAs, the BCA, other defense spending cuts, challenges in the appropriations process, the debt ceiling and the ongoing fiscal debates remain uncertain. Such a challenging federal and DoD budgetary environment may negatively impact our business and programs and could have a material adverse effect on our financial position, results of operations and/or cash flows.

The nature of our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the recent outbreak of coronavirus disease 2019 (COVID-19) which has spread from China to many other countries across the globe, including the United States. In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we currently continue to operate. Notwithstanding our continued operations, COVID-19 has begun to have and may have further negative impacts on our operations, supply chain, transportation networks and customers, which may compress our sales and our margins, including as a result of preventative and precautionary measures that we, other businesses and governments are taking. The COVID-19 outbreak is a widespread public health crisis that is adversely affecting the economies and financial markets of many countries. Any resulting economic downturn could adversely affect demand for our products. The progression of this matter could also negatively impact our business or results of operations through the temporary closure of our operating locations or those of our customers or suppliers.

The ability of our employees and our suppliers’ and customers’ employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or as a result of the control measures noted above, which may significantly hamper our production, including throughout the supply chain. On March 27, 2020, the President of the United States signed and enacted into law the CARES Act, a $2 trillion economic relief bill. We are evaluating the impact of the CARES Act including related stimulus and economic relief actions on our business.

Since the end of our first quarter, COVID-19 has continued to impact our markets and operations, including supply chain disruptions, delays of certain supplier deliveries, difficulties gaining access to certain locations, difficulties gaining access to customers related to previously scheduled demonstrations and exercises, and decreased demand requirements of certain of our commercial aero and power customers. The extent to which COVID-19 may further impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. While we currently do not expect this matter to have a material impact on our results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time. Our consolidated financial statements and discussion and analysis of financial condition and results of operations reflect estimates and assumptions made by management as of March 29, 2020. Events and changes in circumstances arising after March 29, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.

Reportable Segments

The Company operates in two reportable segments. The Kratos Government Solutions (“KGS”) reportable segment is comprised of an aggregation of KGS operating segments, including our microwave electronic products, space, training, and cybersecurity, modular systems, rocket systems and missile defense, and turbine technologies operating segments. The

Unmanned Systems (“US”) reportable segment consists of our unmanned aerial system and unmanned ground and seaborne system businesses.

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

Comparison of Results for the Three Months Ended March 29, 2020 to the Three Months Ended March 31, 2019

Revenues.  Revenues by operating segment for the three months ended March 29, 2020 and March 31, 2019 are as follows (dollars in millions):

	March 29, 2020	March 31, 2019	$ change	% change
Kratos Government Solutions
Service revenues	$63.6	$62.6	$1.0	1.6%
Product sales	63.3	62.9	0.4	0.6%
Total Kratos Government Solutions	126.9	125.5	1.4	1.1%
Unmanned Systems product sales	42.0	34.9	7.1	20.3%
Total revenues	$168.9	$160.4	$8.5

Total service revenues	$63.6	$62.6	$1.0	1.6%
Total product sales	105.3	97.8	7.5	7.7%
Total revenues	$168.9	$160.4	$8.5	5.3%

Revenues increased $8.5 million to $168.9 million for the three months ended March 29, 2020 from $160.4 million for the three months ended March 31, 2019. Revenues in our KGS segment increased $1.4 million due to the acquisition of FTT, which contributed approximately $9.8 million of additional revenue in the first quarter of 2020 compared to the first quarter of 2019, and increases in our microwave products, rocket system and cyber businesses with aggregate increased revenue of $4.3 million, partially offset by reductions in our training solutions business primarily as a result of the completion of a large foreign material sales contract, reduced revenues in our satellite communications business as a result of the transition to a software-based solution, and the continued contraction of our legacy government services business, which resulted in aggregate reductions of $13.4 million. Revenues in our US segment increased primarily due to new aerial target awards from the U.S. Army and work on new tactical drone development awards.

Product sales increased $7.5 million to $105.3 million for the three months ended March 29, 2020 from $97.8 million for the three months ended March 31, 2019 primarily due to increased production in our US business and our microwave products business partially offset by reductions in our space and satellite business. As a percentage of total revenue, product sales were 62.3% for the three months ended March 29, 2020 as compared to 61.0% for the three months ended March 31, 2019. Service revenues increased by $1.0 million to $63.6 million for the three months ended March 29, 2020 from $62.6 million for the three months ended March 31, 2019. The increase was primarily related to work performed in our recently acquired FTT business.

Cost of Revenues.  Cost of revenues increased $7.6 million to $123.1 million for the three months ended March 29, 2020 from $115.5 million for the three months ended March 31, 2019. The increase in cost of revenues was primarily a result of the increase in revenues discussed above.

Gross margin decreased to 27.1% for the three months ended March 29, 2020 from 28.0% for the three months ended March 31, 2019. Margins on services decreased to 28.9% for the three months ended March 29, 2020 from 32.9% for the three months ended March 31, 2019, due primarily to a less favorable mix of revenues, primarily in our Space, Training & Cyber business and our recently acquired FTT business. Margins on products increased to 26.0% for the three months ended March 29, 2020 from 24.8% for the three months ended March 31, 2019, primarily due to the mix of products produced. Margins in the KGS segment decreased slightly to 30.1% for the three months ended March 29, 2020 from 30.3% for the three months ended March 31, 2019. Margins in the US segment decreased to 18.1% for the three months ended March 29, 2020 from 19.8% for the three months ended March 31, 2019, primarily due to a less favorable mix of products being produced as well as a less favorable mix of revenues reflecting an increase in lower margin development programs during the three months ended March 29, 2020.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expense was $34.9 million for the three months ended March 29, 2020 and $31.5 million for the three months ended March 31, 2019. As a percentage of revenues, SG&A increased to 20.7% at March 29, 2020 from 19.6% at March 31, 2019, due primarily to an increase in stock compensation expense of $2.1 million and an increase in depreciation and amortization expense of $0.6 million in the three months ended March 29, 2020 compared to the three months ended March 31, 2019.

Research and Development (“R&D”) Expenses.  R&D expenses increased $1.8 million to $5.7 million for the three months ended March 29, 2020 from $3.9 million for the three months ended March 31, 2019, with the primary increases in our space and satellite communications business. As a percentage of revenues, R&D increased to 3.4% for the three months ended March 29, 2020 from 2.4% for the three months ended March 31, 2019. R&D expenditures are primarily related to investments we are making in conjunction with our customers, with the objectives of our products being the new platform for or “designed-in” to certain new long-term program opportunities and our ownership of certain intellectual property rights for products that support these programs as well as investments we are making in our space and satellite communications business related to new software based and open space platforms and technologies.

Restructuring Expenses and Other. The expense of $0.1 million for the three months ended March 29, 2020 was primarily due to employee termination costs related to personnel reduction actions taken in the first quarter of 2020. The expense of $0.1 million for the three months ended March 31, 2019 was primarily due to employee termination costs related to personnel reduction actions taken in the first quarter of 2019.

Total Other Expense, Net.  Total other expense, net decreased to $5.9 million from $6.0 million for the three months ended March 29, 2020 and March 31, 2019, respectively.

Benefit for Income Taxes from Continuing Operations. The income tax benefit from continuing operations for the three months ended March 29, 2020 and March 31, 2019 was $1.4 million and $1.5 million, respectively. For the three months ended March 29, 2020 the benefit was primarily related to the acquisition of TDI. In accordance with ASC Topic 805 Business Combinations (“ASC Topic 805”), we established deferred tax liabilities of approximately $0.9 million for the increase in the financial statement basis of the acquired assets of TDI. As a result of our ability to recognize deferred tax assets for these deferred tax liabilities, we released valuation allowance against our deferred tax assets and recognized an income tax benefit of $0.9 million. The additional $0.5 million benefit was a function of the estimated effective tax rate for the year. The estimated effective tax rate is driven by estimated foreign taxes, estimated federal and state taxes, permanent book/tax differences, tax amortization of intangible assets that have an indefinite life under GAAP and the projected income or loss for the year. The benefit for the three months ended March 31, 2019 was primarily related to the acquisition of FTT. In accordance with ASC Topic 805, we established deferred tax liabilities of approximately $4.4 million for the increase in the financial statement basis of the acquired assets of FTT. As a result of our ability to recognize deferred tax assets for these deferred tax liabilities, we released the valuation allowance against our deferred tax assets and recognized an income tax benefit of $3.4 million. This benefit was partially offset by current federal, foreign and state taxes of $0.3 million and uncertain tax position liabilities of $1.6 million.

Loss from Discontinued Operations. The loss from discontinued operations was $0.4 million for the three months ended March 29, 2020, primarily reflecting the work performed in relation to outstanding tasks on legacy projects retained by us following the sale of the PSS business. The loss from discontinued operations was $0.6 million for the three months ended March 31, 2019.

Backlog

     On March 29, 2020, we had approximately $646.8 million of total backlog, of which $549.8 million was funded. We expect to recognize approximately 54% of the remaining total backlog as revenue in 2020, an additional 22% by 2021 and the balance thereafter. Our comparable total backlog balance as of March 31, 2019, was approximately $620.2 million of which $539.5 million was funded.

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

Liquidity and Capital Resources

As of March 29, 2020, we had cash and cash equivalents of $158.6 million compared with cash and cash equivalents of $172.6 million as of December 29, 2019, which includes $27.0 million and $24.6 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, however, earnings of these foreign subsidiaries are essentially considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. they could be repatriated, and their repatriation into the U.S. may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

Our total long-term debt, including principal due on our 6.5% Notes (as defined below), increased from $295.1 million at December 29, 2019 to $295.3 million at March 29, 2020, due to the amortization of debt issuance costs.

We use our operating cash flow to finance trade accounts receivable, fund necessary increases in inventory, fund capital expenditures, our internal research and development investments and our ongoing operations, service our debt and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services since a number of our receivables are contractually billable and due to us only when certain contractual milestones are achieved. Financing increases in inventory balances is necessary to fulfill shipment requirements to meet delivery schedules of our customers. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our days sales outstanding (“DSO”) have increased from 134 days as of December 29, 2019 to 140 days at March 29, 2020, primarily as a result of certain contractual billing milestones that have not yet been achieved and collected. Our DSOs are impacted by the achievement of contractual billing milestones such as equipment shipments and deliveries on certain products, and for certain flight requirements that must be fulfilled on certain aerial target programs, or final billings which are not due until completion on certain projects, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time. We are currently in dispute with an international customer in our US segment over approximately $10.0 million in unbilled receivables outstanding as of March 29, 2020. The dispute concerns the completion of certain system requirements and contractual milestones. Although there could be a delay in billing and collecting amounts due to us under the aforementioned contracts, we have evaluated the present facts of the matters and performed a reassessment of the contractual amounts due and have determined that no adjustment to previously recognized revenue, or the corresponding unbilled receivables, is necessary at March 29, 2020.

A summary of our net cash provided by (used in) operating activities from continuing operations, investing activities from continuing operations, and financing activities from continuing operations and our cash flows from discontinued operations from our condensed consolidated statements of cash flows is as follows (in millions):

	Three Months Ended
	March 29, 2020	March 31, 2019
Net cash provided by operating activities from continuing operations	$4.0	$16.0
Net cash used in investing activities from continuing operations	(20.6)	(21.6)
Net cash provided by financing activities from continuing operations	1.3	0.8
Net operating cash flows of discontinued operations	1.3	0.3

Net cash provided by operating activities from continuing operations for the three months ended March 29, 2020 was impacted by working capital requirements as well as certain investments we are making in our ballistic missile business.

Net cash used in investing activities from continuing operations for the three months ended March 29, 2020 is comprised of the acquisition of TDI, a payment due under the FTT acquisition agreement, and capital expenditures, which consist primarily of investments in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business. Net cash used in investing activities from continuing operations for the three months ended March 31, 2019 is comprised of the acquisition of FTT and capital expenditures, which consist primarily of investments in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business. During the three months ended March 29, 2020, capital expenditures of approximately $3.0 million were incurred in our US business, primarily related to our unmanned combat target initiative. We expect our capital expenditures for our calendar year 2020 to continue to be significant for investments we are making, specifically in our US business totaling approximately $25 to $30 million, including approximately $20 to $23 million for capital aerial targets and related support equipment.

Net cash provided by financing activities from continuing operations was $1.3 million for the three months ended March 29, 2020. Net cash provided by financing activities from continuing operations was $0.8 million for the three months ended March 31, 2019.

The operating cash flows from discontinued operations for the three months ended March 29, 2020 is substantially related to the loss from operations from our discontinued PSS business unit of $0.4 million which was offset by approximately $1.9 million collected on amounts due related to the legacy projects retained by us. The operating cash flows from discontinued operations for the three months ended March 31, 2019 is substantially related to the discontinued operations of our PSS business unit.

Contractual Obligations and Commitments

Issuance of 6.5% Senior Secured Notes due 2025

In November 2017, we issued and sold $300 million aggregate principal amount of 6.5% Senior Secured Notes due 2025 (the “6.5% Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. We incurred debt issuance costs of $6.6 million associated with the 6.5% Notes. We utilized the net proceeds from the sale of the 6.5% Notes, as well as cash from its recent equity offering to extinguish the outstanding 7.00% Senior Secured Notes due in 2019 (the “7% Notes”). The total reacquisition price of the 7% Notes was $385.2 million, including a $12.0 million call premium, and $0.3 million of accrued interest.

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

The Indenture contains covenants limiting, among other things, our ability and the Subsidiary Guarantors’ ability to: (a) pay dividends on or make distributions or repurchase or redeem our capital stock or make other restricted payments; (b) incur additional debt and guarantee debt; (c) prepay, redeem or repurchase certain debt; (d) issue certain preferred stock or similar equity securities; (e) make loans and investments; (f) sell assets; (g) incur liens; (h) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (i) enter into transactions with affiliates; and (j) enter into agreements restricting our ability and certain of its subsidiaries’ ability to pay dividends. These covenants are subject to a number of exceptions. As of March 29, 2020, we were in compliance with the covenants contained in the Indenture governing the 6.5% Notes.

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

As of March 29, 2020, there was $300.0 million of 6.5% Notes outstanding.

Other Indebtedness

Credit and Security Agreement

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

As of March 29, 2020, there were no borrowings outstanding on the Credit Agreement and $5.7 million was outstanding on letters of credit, resulting in net borrowing base availability of $64.8 million. We were in compliance with the financial covenants of the Credit Agreement and its amendments as of March 29, 2020.

Other Liquidity Matters

We believe that our cash on hand, together with funds available under the Credit Agreement and cash expected to be generated from operating activities, will be sufficient to fund our anticipated working capital and other cash needs for at least the next 12 months. As discussed below and in Part I, Item 1A, “Risk Factors” of the Form 10-K, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in our industry deteriorate or our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues or further reduce our expenses, we may experience, in the future, a significant long-term negative impact to our financial results and cash flows from operations. In such a situation, we could fall out of compliance with our financial and other covenants, which, if not waived, could limit our liquidity and capital resources.

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

Effective December 30, 2019, we adopted the requirements of ASC 326, Measurement of Credit Losses on Financial Instruments, as discussed in Note 1 to the accompanying Condensed Consolidated Financial Statements. Other than the adoption of ASC 326, there have been no significant changes to our “Critical Accounting Policies or Estimates” as compared to the significant accounting policies described in the Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Since December 29, 2019, there have been no material changes in the quantitative or qualitative aspects of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in the Form 10-K.

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 29, 2020.

Changes in Internal Control Over Financial Reporting

We operate under the COSO (Committee of Sponsoring Organizations) 2013 Framework. There was no change in our internal control over financial reporting during the three months ended March 29, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 14 of the Notes to the Condensed Consolidated Financial Statements contained within this Quarterly Report for a discussion of our legal proceedings.

Item 1A.  Risk Factors.

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report, as well as the risk factors disclosed in Item 1A. to Part I of the Form 10-K, and other reports that we have filed with the SEC. Any of the risks discussed in such reports, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects. The following risk factor is in addition to those previously disclosed in the Form 10-K .

Our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the recent outbreak of coronavirus disease 2019 (COVID-19) which has spread from China to many other countries across the globe, including the United States.

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we currently continue to operate. Notwithstanding our continued operations, COVID-19 has begun to have and may have further negative impacts on our operations, supply chain, transportation networks and customers, which may compress our sales and our margins, including as a result of preventative and precautionary measures that we, other businesses and governments are taking. The COVID-19 outbreak is a widespread public health crisis that is adversely affecting the economies and financial markets of many countries. Any resulting economic downturn could adversely affect demand for our products. The progression of this matter could also negatively impact our business or results of operations through the temporary closure of our operating locations or those of our customers or suppliers.

The ability of our employees and our suppliers’ and customers’ employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or as a result of the control measures noted above, which may significantly hamper our production, including throughout the supply chain. On March 27, 2020, the President of the United States signed and enacted into law the CARES Act, a $2 trillion economic relief bill. We are evaluating the impact of the CARES Act including related stimulus and relief actions on our business.

Since the end of our first quarter, COVID-19 has continued to impact our markets and operations, including supply chain disruptions, delays of certain supplier deliveries, difficulties gaining access to certain locations, difficulties gaining access to customers related to previously scheduled demonstrations and exercises, and decreased demand requirements of certain of our commercial aero and power customers. The extent to which COVID-19 may further impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. While we currently do not expect this matter to have a material impact on our results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
2.1#*	Purchase Agreement, dated February 27, 2019, by and among Kratos Defense & Security Solutions, Inc., Shirley Brostmeyer, (“SB”), Joseph Brostmeyer (“JB”), certain trusts established by SB, JB and members of their immediate family, and JB, as the Sellers Representative.	10-Q	05/08/2019 (001-34460)	2.3
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc., as amended.	10-K	02/27/2017 (001-34460)	3.1
3.2	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc., as amended.	10-K	02/27/2017 (001-34460)	3.2
4.1	Specimen Stock Certificate.	10-K	02/27/2017 (001-34460)	4.1
4.2	Indenture, dated as of November 20, 2017, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent.	8-K	11/21/2017 (001-34460)	4.1
4.3	First Supplemental Indenture, dated as of December 21, 2017, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantor as party thereto, and Wilmington Trust, National Association, as Trustee.	10-K	02/28/2018 (001-34460)	4.5
10.1	Employment Agreement, effective January 1, 2018 by and between Kratos Defense and Security Systems, Inc. and Steven Fendley				*
10.2	Employment Agreement, effective January 1, 2018 by and between Kratos Defense and Security Systems, Inc. and Phil Carrai				*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.				*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.				*
101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				*

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ MARIA CERVANTES DE BURGREEN, CPA
Maria Cervantes de Burgreen
Vice President and Corporate Controller
(Principal Accounting Officer)
Date:	May 7, 2020