Form 10-Q
period 2020-06-28
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2020-08-04
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of July 31, 2020, 122,718,510 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2020

INDEX

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets at June 28, 2020 and December 29, 2019 (unaudited)	4

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 28, 2020 and June 30, 2019 (unaudited)	5

	Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 28, 2020 and June 30, 2019 (unaudited)	7

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 28, 2020 and June 30, 2019 (unaudited)	9

	Notes to Condensed Consolidated Financial Statements (unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Mine Safety Disclosures	40

Item 5.	Other Information	40

Item 6.	Exhibits	41

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)

	June 28, 2020
	(Unaudited)	December 29, 2019
Assets
Current assets:
Cash and cash equivalents	$397.2	$172.6
Accounts receivable, net	59.8	85.0
Unbilled receivables, net	186.4	179.4
Inventoried costs	66.9	61.1
Prepaid expenses	14.6	9.4
Other current assets	19.6	11.4
Current assets of discontinued operations	0.5	3.3
Total current assets	745.0	522.2
Property, plant and equipment, net	122.3	116.9
Operating lease right-of-use assets	38.0	42.1
Goodwill	465.5	455.6
Intangible assets, net	39.2	39.5
Other assets	9.2	9.7
Total assets	$1,419.2	$1,186.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$44.9	$53.8
Accrued expenses	28.5	32.7
Accrued compensation	38.8	37.1
Accrued interest	1.6	1.6
Billings in excess of costs and earnings on uncompleted contracts	34.4	34.3
Current portion of operating lease liabilities	8.3	9.9
Other current liabilities	10.5	10.0
Current liabilities of discontinued operations	3.0	3.3
Total current liabilities	170.0	182.7
Long-term debt	295.9	295.1
Operating lease liabilities, net of current portion	34.3	37.6
Other long-term liabilities	77.0	78.7
Long-term liabilities of discontinued operations	2.6	2.8
Total liabilities	579.8	596.9
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	14.9	15.0
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares outstanding at June 28, 2020 and December 29, 2019	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 122,510,125 and 106,635,508 shares issued and outstanding at June 28, 2020 and December 29, 2019, respectively	—	—
Additional paid-in capital	1,537.9	1,286.5
Accumulated other comprehensive loss	(0.5)	(0.4)
Accumulated deficit	(712.9)	(712.0)
Total stockholders’ equity	824.5	574.1
Total liabilities and stockholders’ equity	$1,419.2	$1,186.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Service revenues	$62.9	$73.7	$126.5	$136.3
Product sales	107.5	114.2	212.8	212.0
Total revenues	170.4	187.9	339.3	348.3
Cost of service revenues	46.2	50.6	91.4	92.6
Cost of product sales	78.2	89.2	156.1	162.7
Total costs	124.4	139.8	247.5	255.3
Gross profit	46.0	48.1	91.8	93.0
Selling, general and administrative expenses	36.0	33.7	70.9	65.2
Merger and acquisition expenses	1.0	0.6	1.4	1.8
Research and development expenses	6.0	4.5	11.7	8.4
Restructuring expenses and other	0.1	0.3	0.2	0.4
Operating income from continuing operations	2.9	9.0	7.6	17.2
Other expense:
Interest expense, net	(5.6)	(5.3)	(11.0)	(10.8)
Other income (expense), net	0.3	0.1	(0.2)	(0.4)
Total other expense, net	(5.3)	(5.2)	(11.2)	(11.2)
Income (loss) from continuing operations before income taxes	(2.4)	3.8	(3.6)	6.0
Provision (benefit) for income taxes from continuing operations	(1.8)	2.5	(3.2)	1.0
Income (loss) from continuing operations	(0.6)	1.3	(0.4)	5.0
Discontinued operations:
Income (loss) from operations of discontinued component	(0.4)	2.9	(0.8)	2.4
Income tax benefit	0.2	0.1	0.2	—
Income (loss) from discontinued operations	(0.2)	3.0	(0.6)	2.4
Net income (loss)	(0.8)	4.3	(1.0)	7.4
Less: Net income (loss) attributable to noncontrolling interest	(0.1)	0.4	(0.1)	0.4
Net income (loss) attributable to Kratos	$(0.7)	$3.9	$(0.9)	$7.0
Basic income (loss) per common share attributable to Kratos:
Income (loss) from continuing operations	$(0.01)	$0.01	$—	$0.04
Income (loss) from discontinued operations	—	0.03	(0.01)	0.02
Net income (loss) per common share	$(0.01)	$0.04	$(0.01)	$0.06
Diluted income (loss) per common share attributable to Kratos:
Income (loss) from continuing operations	$(0.01)	$0.01	$—	$0.04
Income (loss) from discontinued operations	—	0.03	(0.01)	0.02
Net income (loss) per common share	$(0.01)	$0.04	$(0.01)	$0.06

Weighted average common shares outstanding:
Basic	108.3	106.1	107.8	105.5
Diluted	108.3	109.4	107.8	108.6
Comprehensive Income (Loss)
Net income (loss) (from above)	$(0.8)	$4.3	$(1.0)	$7.4
Change in cumulative translation adjustment	(0.3)	(0.1)	(0.1)	(0.1)
Comprehensive income (loss)	(1.1)	4.2	(1.1)	7.3
Less: Comprehensive income (loss) attributable to noncontrolling interest	(0.1)	0.4	(0.1)	0.4
Comprehensive income (loss) attributable to Kratos	$(1.0)	$3.8	$(1.0)	$6.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended June 30, 2019 and June 28, 2020
(in millions)
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, March 31, 2019	$15.0	$105.9	$—	$1,275.0	$(0.7)	$(721.4)	$552.9
Stock-based compensation	—	—	—	2.8	—	—	2.8
Net income	0.4	—	—	—	—	3.9	3.9
Other comprehensive loss, net of tax	—	—	—	—	(0.1)	—	(0.1)
Balance, June 30, 2019	$15.4	105.9	$—	$1,277.8	$(0.8)	$(717.5)	$559.5

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, March 29, 2020	$15.0	107.0	$—	$1,292.6	$(0.2)	$(712.2)	$580.2
Stock-based compensation	—	—	—	4.8	—	—	4.8
Issuance of common stock for cash	—	15.5	—	240.5	—	—	240.5
Net loss	(0.1)	—	—	—	—	(0.7)	(0.7)
Other comprehensive loss, net of tax	—	—	—	—	(0.3)	—	(0.3)
Balance, June 28, 2020	$14.9	122.5	$—	$1,537.9	$(0.5)	$(712.9)	$824.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2019 and June 28, 2020
(in millions)
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 30, 2018	$—	103.8	$—	$1,244.5	$(0.7)	$(724.5)	$519.3
Stock-based compensation	—	—	—	5.4	—	—	5.4
Issuance of common stock for employee stock purchase plan, options and warrants	—	0.2	—	1.7	—	—	1.7
Restricted stock issued and related taxes	—	0.1	—	(0.8)	—	—	(0.8)
Issuance of common stock for acquisitions	—	1.8	—	27.0	—	—	27.0
Net income	0.4	—	—	—	—	7.0	7.0
Other comprehensive loss, net of tax	—	—	—	—	(0.1)	—	(0.1)
Changes in noncontrolling interest	15.0	—	—	—	—	—	—
Balance, June 30, 2019	15.4	105.9	$—	$1,277.8	$(0.8)	$(717.5)	$559.5

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 29, 2019	$15.0	106.6	$—	$1,286.5	$(0.4)	$(712.0)	$574.1
Stock-based compensation	—	—	—	9.5	—	—	9.5
Issuance of common stock for employee stock purchase plan, options and warrants	—	0.2	—	2.6	—	—	2.6
Restricted stock issued and related taxes	—	0.2	—	(1.2)	—	—	(1.2)
Issuance of common stock for cash	—	15.5	—	240.5	—	—	240.5
Net loss	(0.1)	—	—	—	—	(0.9)	(0.9)
Other comprehensive loss, net of tax	—	—	—	—	(0.1)	—	(0.1)
Balance, June 28, 2020	$14.9	122.5	$—	$1,537.9	$(0.5)	$(712.9)	$824.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	June 28, 2020	June 30, 2019
Operating activities:
Net income (loss)	$(1.0)	$7.4
Income (loss) from discontinued operations	(0.6)	2.4
Income (loss) from continuing operations	(0.4)	5.0
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	12.3	11.1
Amortization of lease right-of-use assets	5.3	5.4
Stock-based compensation	9.5	5.4
Deferred income taxes	(1.1)	(3.1)
Amortization of deferred financing costs	0.5	0.5
Provision for doubtful accounts	0.2	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	24.7	4.4
Unbilled receivables	(6.8)	8.6
Inventoried costs	(4.5)	(16.3)
Prepaid expenses and other assets	(10.8)	(0.4)
Operating lease liabilities	(6.0)	0.8
Accounts payable	(9.1)	3.6
Accrued expenses	(4.2)	—
Accrued compensation	1.4	(2.1)
Advance payments received on contracts	—	0.1
Billings in excess of costs and earnings on uncompleted contracts	(0.5)	2.0
Income tax receivable and payable	(3.0)	1.2
Other liabilities	3.3	(6.2)
Net cash provided by operating activities from continuing operations	10.8	20.0
Investing activities:
Cash paid for acquisitions, net of cash acquired	(15.5)	(17.6)
Capital expenditures	(14.1)	(9.8)
Proceeds from sale of assets	0.1	—
Net cash used in investing activities from continuing operations	(29.5)	(27.4)
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	240.5	—
Repayment of debt	(0.1)	—
Payments under finance leases	(0.3)	(0.2)
Proceeds from exercise of restricted stock units, employee stock options, and employee stock purchase plan	1.4	0.9
Net cash provided by financing activities from continuing operations	241.5	0.7
Net cash flows of continuing operations	222.8	(6.7)
Net operating cash flows of discontinued operations	1.7	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.1	(0.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	224.6	(6.8)
Cash, cash equivalents and restricted cash at beginning of period	172.6	183.0
Cash, cash equivalents and restricted cash at end of period	$397.2	$176.2
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

(a) Basis of Presentation

 The information as of June 28, 2020 and for the three and six months ended June 28, 2020 and June 30, 2019 is unaudited. The condensed consolidated balance sheet as of December 29, 2019 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 29, 2019, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2020 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

(b) Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its 100% owned subsidiaries and its majority owned subsidiaries, FTT Inc. and FTT Core (each as defined below), each of which is 80.1% owned. All inter-company transactions have been eliminated in consolidation. Noncontrolling interest consists of the remaining 19.9% interest in FTT Inc. and FTT Core. See Note 12 for further information related to the redeemable noncontrolling interest.

(c) Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year. The three month periods ended June 28, 2020 and June 30, 2019 consisted of 13-week periods. The six month periods ended June 28, 2020 and June 30, 2019 consisted of 26-week periods. There are 52 calendar weeks in the fiscal years ending on December 27, 2020 and December 29, 2019.

(d) Accounting Estimates

There have been no significant changes in the Company’s accounting estimates for the six months ended June 28, 2020 as compared to the accounting estimates described in the Form 10-K.

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

(f) Fair Value of Financial Instruments

The carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at June 28, 2020 and December 29, 2019 are presented in Note 10. The carrying value of all other financial instruments, including cash equivalents, accounts receivable, unbilled receivables, accounts payable, accrued expenses, billings in excess of cost and earnings on uncompleted contracts, income taxes payable and short-term debt, approximated their estimated fair values at June 28, 2020 and December 29, 2019 due to the short-term nature of these instruments.

Note 2. Acquisitions

FTT Entities

On February 27, 2019, the Company acquired 80.1% of the issued and outstanding shares of capital stock of Florida Turbine Technologies Inc., a Florida corporation (“FTT Inc.”), and 80.1% of the membership interests in FTT CORE, LLC, a Delaware limited liability company (“FTT Core” and, together with FTT Inc. and their respective subsidiaries, “FTT”), for an aggregate purchase price of approximately $60 million. The purchase price was $33 million in cash, with approximately $17.7 million paid at close and approximately $15.3 million to be paid over a three-year period, subject to adjustments for transaction expenses, indebtedness, cash on hand, certain amounts payable or potentially payable to employees of FTT and post-closing working capital adjustments, and 1,825,406 shares of common stock (with a value of approximately $27 million). During the six months ended June 28, 2020, approximately $4.8 million of the remaining purchase price was paid.

FTT is a leading turbomachinery design and manufacturing company specializing in engineering, development, and testing of gas turbines, propulsion components, engine and other systems for military and commercial applications. FTT is now the Kratos Turbine Technologies Division (the “KTT Division”), which is focused on the development and production of small, affordable, high-performance jet engines for the next generation of tactical weapon systems and tactical jet unmanned aerial systems. The KTT Division is included in the Kratos Government Solutions (“KGS”) segment.

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

Accounts receivable	$8.1
Unbilled receivables	4.9
Inventoried costs	7.8
Other current assets	1.8
Property and equipment	5.7
Intangible assets	30.8
Goodwill	23.3
Total identifiable net assets acquired	82.4
Total identifiable net liabilities assumed	(7.5)
Net assets before noncontrolling interest	74.9
Noncontrolling interest	(14.9)
Net assets acquired, excluding cash	$60.0

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

The amounts of revenue and operating income of FTT included in the Company's condensed consolidated statement of operations for the three months ended June 30, 2019 were $17.2 million and $1.6 million, respectively. The amounts of revenue and operating income of FTT included in the Company's condensed consolidated statement of operations for the six months ended June 30, 2019 were $21.4 million and $1.7 million, respectively. Included in the merger and acquisition expenses for the three and six months ended June 30, 2019 were transaction expenses of $0.1 million and $1.3 million, respectively, related to the acquisition of FTT.

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

For the six months ended June 30, 2019 (all amounts, except per share amounts, are in millions):

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

Technical Directions, Inc.

On February 24, 2020, the Company acquired Technical Directions, Inc.(“TDI”), a turbine technology company focused on tactical unmanned aerial drones, missile and other systems for approximately $10.5 million in cash, subject to adjustments for transaction expenses, indebtedness, cash on hand, and post-closing working capital adjustments. The allocation of the total consideration for this acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocations to be material to the Company's consolidated financial statements. The operating results of the acquisition have been included in the Company’s results of operations from the effective acquisition date. The amount of net sales and earnings of TDI included in the condensed consolidated statement of operations for the six months ended June 28, 2020 are not material. Had the acquisition occurred as of December 29, 2019, net sales, net income from consolidated operations, net income attributable to Kratos, and basic and diluted net income per share attributable to Kratos on a pro forma basis for the six months ended June 28, 2020 would not have been materially different than the reported amounts. TDI is included in the Kratos Unmanned Systems (“US”) segment.

Optimized Performance Machining, Inc.

On April 17, 2020, the Company acquired Optimized Performance Machining, Inc.(“OPM”), a company that primarily operates in the industrial machinery and equipment repair business industry for approximately $1.8 million in cash, subject to adjustments for transaction expenses, indebtedness, cash on hand, and post-closing working capital adjustments. The allocation of the total consideration for this acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocations to be material to the Company's unaudited condensed consolidated financial statements. The operating results of the acquisition have been included in the Company’s results of operations from the effective acquisition date. The amount of net sales and earnings of OPM included in the condensed consolidated statement of operations for the six months ended June 28, 2020 are not material. Had the acquisition occurred as of December 29, 2019, net sales, net income from consolidated operations, net income attributable to Kratos, and basic and diluted net income per share attributable to Kratos on a pro forma basis for the six months ended June 28, 2020 would not have been materially different than the reported amounts. OPM is included in the Kratos US segment.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. The majority of the Company’s contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation based on the relative standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected-cost-plus-margin approach, under which the Company forecasts the expected costs of satisfying a performance obligation and then adds an appropriate margin for that distinct good or service.

Remaining Performance Obligations

        The Company calculates revenues from remaining performance obligations as the dollar value of the remaining performance obligations on executed contracts. On June 28, 2020, the Company had approximately $683.4 million of remaining performance obligations. The Company expects to recognize approximately 46% of the remaining performance obligations as revenue in 2020, an additional 29% by 2021, and the balance thereafter.

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

As a result of the EAC process, any quarterly adjustments to revenues, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if it is determined the Company will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if it is determined the Company will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could affect the profitability of one or more of the Company’s contracts. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined. No cumulative catch-up adjustment on any one contract was material to the Company’s unaudited condensed consolidated financial statements for the six-month periods ended June 28, 2020, and June 30, 2019. Likewise, total cumulative catch-up adjustments were not material for the three and six-month periods ended June 28, 2020, and June 30, 2019.

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

Net contract assets and liabilities are as follows (in millions):

	June 28, 2020	December 29, 2019	Net Change
Contract assets	$186.4	$179.4	$7.0
Contract liabilities	$34.4	$34.3	$0.1
Net contract assets	$152.0	$145.1	$6.9

Contract assets increased $7.0 million during the six months ended June 28, 2020, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations for which the Company has not yet billed the customers. There were no significant impairment losses related to any receivables or contract assets arising from the Company’s contracts with customers during the six months ended June 28, 2020. Contract liabilities increased $0.1 million during the quarter ended June 28, 2020, primarily due to revenue recognized in excess of payments received on these performance obligations. For the three and six months ended June 28, 2020 the Company recognized revenue of $5.7 million and $20.0 million, respectively, that was previously included in the contract liabilities that existed at December 29, 2019. For the three and six months ended June 30, 2019 the Company recognized revenue of $5.4 million and $21.3 million, respectively, that was previously included in the contract liabilities that existed at December 30, 2018.

In November 2019, a large training solutions program was terminated for convenience (“T for C”) by the customer. Under a T for C, a contractor is entitled to seek specified costs through a termination settlement process including (1) the contract price for completed supplies and services accepted by the government but not previously paid for; (2) the cost incurred in the performance of work terminated plus a reasonable profit on those costs; and (3) its costs incurred in settling with subcontractors and preparing and settling the termination proposal. Under a T for C, the Company would not be able to collect the total withheld amounts until the settlement terms of the T for C have been negotiated and agreed to with the customer. At June 28, 2020 and December 29, 2019, approximately $11.5 million in unbilled receivables remained outstanding on this project. In addition, the Company is currently in dispute with an international customer in the US segment over approximately $10.0 million in unbilled receivables outstanding as of June 28, 2020 and December 29, 2019. The dispute concerns the completion of certain system requirements and certain contractual milestones. Although there could be a delay in billing and collecting amounts due to the Company under the aforementioned contracts, management has evaluated the present facts of the matters and performed a reassessment of the contractual amounts due and has determined that no adjustment to previously recognized revenue, or the corresponding unbilled receivables, is necessary at June 28, 2020.

Disaggregation of Revenue

The following series of tables presents the Company’s revenue disaggregated by several categories. For the majority of contracts, the customer obtains control or receives benefits as work is performed on the contract. Revenue by contract type was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Kratos Government Solutions
Fixed price	$98.2	$122.5	$202.6	$231.6
Cost plus fee	20.8	14.3	35.2	23.5
Time and materials	9.4	8.6	17.5	15.8
Total Kratos Government Solutions	128.4	145.4	255.3	270.9
Unmanned Systems
Fixed price	28.6	34.0	55.9	61.2
Cost plus fee	12.8	8.1	26.9	15.5
Time and materials	0.6	0.4	1.2	0.7
Total Unmanned Systems	42.0	42.5	84.0	77.4
Total Revenues	$170.4	$187.9	$339.3	$348.3

Revenue by customer was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Kratos Government Solutions
U.S. Government (1)	$90.0	$96.3	$174.7	$183.1
International (2)	24.9	28.4	52.9	53.3
U.S. Commercial and other customers	13.5	20.7	27.7	34.5
Total Kratos Government Solutions	128.4	145.4	255.3	270.9
Unmanned Systems
U.S. Government (1)	39.4	37.6	78.8	67.7
International (2)	2.5	4.5	4.9	9.0
U.S. Commercial and other customers	0.1	0.4	0.3	0.7
Total Unmanned Systems	42.0	42.5	84.0	77.4
Total Revenues	$170.4	$187.9	$339.3	$348.3
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

To date, the Company has collected approximately $6.3 million of the retained net working capital. The Company currently expects that the remaining net working capital retained by the Company will be collected during 2020 once certain legacy projects are completed and the project close-out process has been completed. The Company currently expects to recognize a net approximate break-even on the sale of the PSS business once the aggregate net proceeds described above have been collected, excluding the impact of the final settlement and determination of the closing net working capital adjustment. Any changes or adjustments to the expected net proceeds will be reflected in future periods.

The following table presents the results of discontinued operations (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Revenue	$—	$—	$—	$0.1
Cost of sales	—	0.2	0.1	0.7
Selling, general and administrative expenses	0.4	0.5	0.7	0.6
Other income	—	(3.6)	—	(3.6)
Income (loss) from discontinued operations before income taxes	(0.4)	2.9	(0.8)	2.4
Income tax benefit	0.2	0.1	0.2	—
Income (loss) from discontinued operations	$(0.2)	$3.0	$(0.6)	$2.4

Revenue and operating results for the three and six months ended June 28, 2020 and June 30, 2019 reflected the performance on contracts related to the working capital retained by the Company and legal expenses incurred related to the ongoing working capital dispute with the buyer.

        The following is a summary of the assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets as of June 28, 2020 and December 29, 2019 (in millions):

	June 28, 2020	December 29, 2019
Accounts receivable, net	$0.5	$3.3
Current assets of discontinued operations	$0.5	$3.3

Accounts payable	$0.2	$0.2
Accrued expenses	0.1	0.3
Other current liabilities	2.7	2.8
Current liabilities of discontinued operations	$3.0	$3.3
Other long-term liabilities of discontinued operations	$2.6	$2.8

Note 5. Goodwill and Intangible Assets

(a) Goodwill

        The carrying amounts of goodwill as of June 28, 2020 and December 29, 2019 by reportable segment are as follows (in millions):

	As of June 28, 2020
	Kratos Government Solutions	Unmanned Systems	Total
Gross value	$598.1	$120.7	$718.8
Less accumulated impairment	239.5	13.8	253.3
Net	$358.6	$106.9	$465.5

	As of December 29, 2019
	Kratos Government Solutions	Unmanned Systems	Total
Gross value	$597.8	$111.1	$708.9
Less accumulated impairment	239.5	13.8	253.3
Net	$358.3	$97.3	$455.6

(b) Purchased Intangible Assets

The following table sets forth information for finite-lived and indefinite-lived intangible assets (in millions):

	As of June 28, 2020			As of December 29, 2019
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$73.0	$(54.6)	$18.4	$72.3	$(53.3)	$19.0
Contracts and backlog	32.7	(29.7)	3.0	32.0	(28.4)	3.6
Developed technology and technical know-how	26.4	(24.8)	1.6	25.0	(23.8)	1.2
Trade names	1.9	(1.8)	0.1	1.9	(1.6)	0.3
In-process research and development	9.2	—	9.2	8.5	—	8.5
Total finite-lived intangible assets	143.2	(110.9)	32.3	139.7	(107.1)	32.6
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$150.1	$(110.9)	$39.2	$146.6	$(107.1)	$39.5

Consolidated amortization expense related to intangible assets subject to amortization was $1.8 million and $2.0 million for the three months ended June 28, 2020 and June 30, 2019, respectively, and $3.7 million and $3.5 million for the six months ended June 28, 2020 and June 30, 2019, respectively.

Note 6. Inventoried Costs

Inventoried costs, consisted of the following components (in millions):

	June 28, 2020	December 29, 2019
Raw materials	$42.8	$39.1
Work in process	22.1	20.3
Finished goods	2.0	1.7
Total inventoried costs	$66.9	$61.1

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

Shares from stock options and awards, excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive, were 0.8 million and 0.8 million for the three and six months ended June 28, 2020, respectively.

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

        The components of lease expense were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Amortization of right of use assets - finance leases	$0.5	$0.5	$1.0	$1.0
Interest on lease liabilities - finance leases	0.7	0.6	1.3	1.2
Operating lease cost	2.9	3.7	6.4	6.7
Short-term lease cost	0.2	0.2	0.4	0.4
Variable lease cost (cost excluded from lease payments)	0.1	0.1	0.1	0.1
Sublease income	(0.2)	(0.8)	(1.0)	(1.6)
Total lease cost	$4.2	$4.3	$8.2	$7.8

The components of leases on the balance sheet were as follows (in millions):

	June 28, 2020	December 29, 2019
Operating Leases:
Operating lease right-of-use assets	$38.0	$42.1
Current portion of operating lease liabilities	$8.3	$9.9
Operating lease liabilities, net of current portion	$34.3	$37.6
Finance leases:
Property, plant and equipment, net	$37.4	$38.1
Other current liabilities	$0.7	$0.6
Other long-term liabilities	$38.4	$38.4

Cash paid for amounts included in the measurement of lease liabilities was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Finance lease - cash paid for interest	$0.7	$0.6	$1.3	$1.2
Finance lease - financing cash flows	$0.1	$0.1	$0.3	$0.2
Operating lease - operating cash flows (fixed payments)	$3.2	$4.0	$7.3	$7.3

Other supplemental noncash information (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Operating lease liabilities arising from obtaining right-of-use assets, including impact of ASC 842 adoption	$0.5	$8.5	$1.0	$55.7
Finance lease liabilities arising from obtaining right-of-use assets, including impact of ASC 842 adoption	$—	$—	$0.4	$39.6

Weighted-average remaining lease term (in years):
Operating leases			5.59	5.60
Finance leases			18.43	19.40

Weighted-average discount rate:
Operating leases			6.47%	6.55%
Finance leases			6.52%	6.53%

The maturity of lease liabilities is (in millions):

	Operating Leases	Finance Leases
2020 (1)	$5.4	$1.6
2021	10.2	3.2
2022	8.8	3.3
2023	8.5	3.4
2024	6.4	3.3
Thereafter	11.7	54.5
Total lease payments	51.0	69.3
Less: imputed interest	(8.4)	(30.2)
Total present value of lease liabilities	$42.6	$39.1
(1) Excludes the six months ended June 28, 2020.

Note 9. Income Taxes

On March 27, 2020, the President signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which, along with earlier issued IRS guidance, provides for the deferral of certain taxes. The CARES Act, among other things, removed the 80% limitation on the utilization of net operating losses in tax years 2018-2020, and contains numerous other provisions which may benefit the Company. The CARES Act did not have a material impact on the Company’s effective tax rate for the six months ended June 28, 2020.

A reconciliation of the income tax expense (benefit) from continuing operations computed by applying the statutory federal income tax rate of 21% to income from continuing operations before income taxes to the provision for income taxes from continuing operations for the three and six months ended June 28, 2020 and June 30, 2019 was as follows (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Income tax expense (benefit) at federal statutory rate	$(0.5)	$0.8	$(0.8)	$1.3
State and foreign taxes, net of federal tax benefit and valuation allowance	(0.4)	1.0	(0.7)	1.2
Release of valuation allowance due to acquisitions	—	—	(0.9)	(3.4)
Nondeductible expenses and other	(1.2)	0.3	(1.3)	0.4
Impact of deferred tax liabilities for indefinite-lived assets	(0.6)	0.2	(0.6)	0.3
Increase (decrease) in reserves for uncertain tax positions	(0.8)	1.3	(1.0)	2.9
Increase (decrease) in federal valuation allowance	1.7	(1.1)	2.1	(1.7)
Provision (benefit) for income taxes from continuing operations	$(1.8)	$2.5	$(3.2)	$1.0

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
For the six months ended June 28, 2020, there was no impact of such limitations on the income tax provision, since the amount of taxable income did not exceed the annual limitation amount. However, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOLs or other tax attributes may be further limited.
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
As of December 29, 2019, the Company had $24.0 million of unrecognized tax benefits that, if recognized, would impact the Company’s effective income tax rate, subject to possible offset by a change in the deferred tax asset valuation allowance. During the six months ended June 28, 2020, unrecognized tax benefits decreased by $1.2 million relating to various current year positions.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the six months ended June 28, 2020 and June 30, 2019, the Company recorded an expense for interest and penalties of $0.1 million and $1.1 million, respectively. For the six months ended June 28, 2020 and June 30, 2019, there was no material benefit recorded related to the removal of interest and penalties. The Company believes that it is reasonably possible that as much as $0.1 million of the liabilities for uncertain tax positions will expire within the next twelve months due to the expiration of various applicable statutes of limitations.

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

The Indenture contains covenants limiting, among other things, the Company’s ability and the Subsidiary Guarantors’ ability to: (a) pay dividends on or make distributions or repurchase or redeem the Company’s capital stock or make other restricted payments; (b) incur additional debt and guarantee debt; (c) prepay, redeem or repurchase certain debt; (d) issue certain preferred stock or similar equity securities; (e) make loans and investments; (f) sell assets; (g) incur liens; (h) consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; (i) enter into transactions with affiliates; and (j) enter into agreements restricting the Company’s ability and certain of its subsidiaries’ ability to pay dividends. These covenants are subject to a number of exceptions. As of June 28, 2020, the Company was in compliance with the covenants contained in the Indenture governing the 6.5% Notes.

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

As of June 28, 2020, there was $300.0 million of 6.5% Notes outstanding.

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

The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness,

liens, and investments, and limits on other various payments, as well as a financial covenant relating to a minimum fixed charge coverage ratio. Events of default under the terms of the Credit Agreement include, but are not limited to: failure of the Company to pay any principal of any loans in full when due and payable; failure of the Company to pay any interest on any loan or any fee or other amount payable under the Credit Agreement within three business days after the date when due and payable; failure of the Company or any of its subsidiaries to comply with certain covenants and agreements, subject to applicable grace periods and/or notice requirements; any representation, warranty or statement made in or pursuant to the Credit Agreement or any related writing or any other material information furnished by the Company or any of its subsidiaries to the Agent or the lenders proving to be false or erroneous; and the occurrence of an event or condition having or reasonably likely to have a material adverse effect, which includes a material adverse effect on the business, operations, condition (financial or otherwise) or prospects of the Company or the ability of the Company to repay its obligations. Where an event of default arises from certain bankruptcy events, the commitments will automatically and immediately terminate and the principal of, and interest then outstanding on, all of the loans will become immediately due and payable. Subject to certain notice requirements and other conditions, upon the occurrence of an event of default, including the occurrence of a condition having or reasonably likely to have a material adverse effect, commitments may be terminated and the principal of, and interest then outstanding on, all of the loans may become immediately due and payable. As of June 28, 2020, no event of default had occurred and the Company believes that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Credit Agreement, have not occurred and the likelihood of such events or conditions occurring is remote.

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

As of June 28, 2020, there were no borrowings outstanding on the Credit Agreement and $5.7 million was outstanding on letters of credit, resulting in net borrowing base availability of $61.2 million. The Company was in compliance with the financial covenants of the Credit Agreement and its amendments as of June 28, 2020.

Debt Acquired in Acquisition

The Company has approximately $0.5 million in outstanding equipment financing obligations as of June 28, 2020 that were assumed in connection with the acquisition of OPM in April 2020. These obligations are payable monthly and have varied maturities from approximately 2 years to 6 years. These obligations are secured by various equipment acquired in the acquisition.

Fair Value of Long-term Debt

Carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at June 28, 2020 and December 29, 2019 are presented in the following table:

	As of June 28, 2020			As of December 29, 2019
$ in millions	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Total long-term debt including current portion	$300.5	$296.0	$313.0	$300.0	$295.1	$322.1

The fair value of the Company’s long-term debt was based upon actual trading activity (Level 1, Observable inputs -quoted prices in active markets).

 As of June 28, 2020, the difference between the carrying amount of $296.0 million and the principal amount of $300.5 million presented in the table above is the unamortized debt issuance costs of $4.5 million, which are being accreted to interest expense over the term of the related debt. As of December 29, 2019, the difference between the carrying amount of $295.1 million and the principal amount of $300.0 million presented in the table above is the unamortized debt issuance costs of $4.9 million, which are being accreted to interest expense over the term of the related debt.

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

 Revenues, depreciation and amortization, and operating income generated by the Company’s reportable segments for the three and six month periods ended June 28, 2020 and June 30, 2019 are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Revenues:
Kratos Government Solutions
Service revenues	$62.9	$73.7	$126.5	$136.3
Product sales	65.5	71.7	128.8	134.6
Total Kratos Government Solutions	128.4	145.4	255.3	270.9
Unmanned Systems product sales	42.0	42.5	84.0	77.4
Total revenues	$170.4	$187.9	$339.3	$348.3
Depreciation & amortization:
Kratos Government Solutions	$4.4	$4.8	$9.1	$8.7
Unmanned Systems	1.6	1.2	3.2	2.4
Total depreciation and amortization	$6.0	$6.0	$12.3	$11.1
Operating income from continuing operations:
Kratos Government Solutions	$7.7	$10.7	$17.0	$22.1
Unmanned Systems	1.0	1.7	1.5	2.3
Corporate activities	(5.8)	(3.4)	(10.9)	(7.2)
Total operating income from continuing operations	$2.9	$9.0	$7.6	$17.2

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

The Company adjusts the carrying value of such redeemable noncontrolling interest based on an allocation of subsidiary earnings based on ownership interest. Redeemable noncontrolling interest is recorded outside of permanent equity at the higher of its carrying value or management’s estimate of the amount (the “Redemption Amount”) that the Company could be required to pay in connection with the Put Right. Adjustments to the Redemption Amount will have a corresponding effect on net income per share attributable to Kratos shareholders. As of June 28, 2020, no adjustment of the carrying value of the redeemable noncontrolling interest was required.

Note 13. Stockholders’ Equity – Common Stock

On June 23, 2020, the Company sold 15,525,000 shares of its common stock at a public offering price of $16.25 per share in an underwritten offering. The Company received gross proceeds of approximately $252.3 million. After deducting underwriting fees and other offering expenses, the Company received approximately $240.5 million in net proceeds. The Company expects to use the net proceeds for general corporate purposes, including for potential strategic “tuck-in” acquisitions, to further position the Company for projected growth from new and anticipated increased production and to facilitate its long-term strategy.

Note 14. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales contracted through the U.S. Government, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $129.4 million and $133.9 million, or 76% and 71% of total Kratos revenue, for the three months ended June 28, 2020 and June 30, 2019, respectively, and $253.5 million and $250.8 million, or 75% and 72% of total Kratos revenue for the six months ended June 28, 2020 and June 30, 2019, respectively.

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

Note 16. Subsequent Events

On June 15, 2020, Kratos Integral Holdings, LLC entered into a Stock Purchase Agreement to acquire CPI ASC Signal Division, Inc. (“ASC Signal”) from Communications & Power Industries LLC for $35 million in cash, subject to adjustments for transaction expenses, indebtedness, cash on hand, and working capital adjustments. ASC Signal is a manufacturer of high-performance, highly engineered antenna systems for satellite communications, radar, electronic warfare, and high frequency applications. On June 30, 2020, the acquisition was completed following the satisfaction of all closing conditions, including receipt of regulatory approval from all required government authorities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” relating to our future financial performance, the market for our services and our expansion plans and opportunities. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements reflect our current beliefs, expectations and projections, are based on assumptions, and are subject to known and unknown risks and uncertainties that could cause our actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of these factors are beyond our ability to control or predict. As a result, you should not place undue reliance on forward-looking statements. Important risks and uncertainties that could cause our actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, but are not limited to: changes or cutbacks in spending or the appropriation of funding by the federal government, including the U.S. Department of Defense (the “DoD”), which could cause delays, cancellations or reductions of key government contracts; bid protests; changes in the scope or timing of our projects; the timing, rescheduling or cancellation of significant customer contracts and agreements; failure by our subcontractors or suppliers to perform their contractual obligations; our failure to meet performance obligations; if the unmanned systems markets do not experience significant growth, if we cannot expand our customer base or if our products do not achieve broad acceptance which could impact our ability to achieve our anticipated level of growth; consolidation by or the loss of key customers; risks of adverse regulatory action or litigation; risks associated with debt leverage; failure to successfully achieve our integration, cost reduction or divestiture strategies; risks related to security breaches, cybersecurity attacks or other significant disruptions of our information systems; risks associated with pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19;risks related to unknown defects or errors in our products; and competition in the marketplace, which could reduce revenues and profit margins, as well as the additional risks and uncertainties described in this Quarterly Report, in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2020 (the “Form 10-K”), and in other reports that we have filed with the SEC. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except as required by law, we assume no responsibility for updating any forward-looking statements, whether as a result of new information, future events or otherwise.

All references to “us,” “we,” “our,” the “Company” and “Kratos” refer to Kratos Defense & Security Solutions, Inc., a Delaware corporation, and its subsidiaries.

Overview

Kratos is a government contractor at the forefront of the DoD’s recapitalization of strategic weapon systems to address peer and near peer threats and the DoD’s related Rapid Innovation Initiatives. Kratos is a leading technology, intellectual property, proprietary product and system company focused on the U.S. and its allies’ national security. Kratos is a recognized industry leader in the rapid development, demonstration and fielding of high technology systems and products at an affordable cost. At Kratos, affordability is a technology. Kratos’ primary focus areas are unmanned systems, space and satellite communications, microwave electronics, cybersecurity/warfare, rocket, hypersonic and missile defense systems, turbine technologies, and Command, Control, Communication, Computing, Combat, Intelligence Surveillance and Reconnaissance (C5ISR) Systems.

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

Industry Update

On December 18, 2019, President Trump signed 2020 spending bills totaling $1.4 trillion. The bills allocate $738 billion to National Defense and $632 billion to non-defense agencies for Fiscal 2020, representing increases over fiscal 2019 of $22 billion and $27 billion, respectively. The National Defense Authorization Act grants a base budget of approximately $666.5 billion (including the establishment of a new, sixth armed service for space) and an additional $71.5 billion for overseas contingency operations funding, a.k.a. the war budget. The federal budget and debt ceiling are expected to continue to be the subject of considerable debate, which could have a significant impact on defense spending broadly and the Company’s programs in particular. The spending Bill signed by the President also authorized approximately $741 Billion for Fiscal 2021 DoD, National Security and related spending.

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

Additionally, funding for certain programs in which we currently participate may be reduced, delayed or cancelled, and budget uncertainty or cuts globally could adversely affect the viability of our subcontractors and suppliers, and our employee base. While we believe that our business is well-positioned in areas that the DoD and other customers indicate are priorities for future defense spending, the short and long-term impact of federal budgetary uncertainty, CRAs, the BCA, other defense spending cuts, challenges in the appropriations process, the debt ceiling and the ongoing fiscal debates remain uncertain. Such a challenging federal and DoD budgetary environment may negatively impact our business and programs and could have a material adverse effect on our financial position, results of operations and/or cash flows.

The nature of our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19 which has spread from China to many other countries across the globe, including the United States. In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the

President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world, including the U.S. Government and as related to the DoD, implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we currently continue to operate. Notwithstanding our continued operations, COVID-19 had negative impacts on certain of our operations, supply chain, transportation networks and customers, which have compressed certain of our sales and our margins, including as a result of preventative and precautionary measures that we, our suppliers, other businesses and governments are taking. The COVID-19 outbreak is a widespread public health crisis that is adversely affecting the economies and financial markets of many countries. Any resulting economic downturn could adversely affect demand for our products. The progression of this matter could also negatively impact our business or results of operations through the temporary closure of our operating locations or those of our customers or suppliers.

The ability of our employees, our suppliers’ and our customers’ employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or as a result of the control measures noted above, which may significantly hamper our production, operations, including throughout the supply chain. On March 27, 2020, the President of the United States signed and enacted into law the CARES Act, a $2 trillion economic relief bill. We are evaluating the impact of the CARES Act including related stimulus and economic relief actions on our business.

Since the end of our first quarter, COVID-19 has continued to impact our markets and operations, including supply chain disruptions, delays of certain supplier deliveries, difficulties gaining access to certain locations, difficulties gaining access to customers including instances related to previously scheduled demonstrations and exercises, and decreased demand requirements of certain of our commercial aero and power customers. The extent to which COVID-19 may further impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. While we currently do not expect this matter to have a material impact on our results of operations, cash flows and financial position, the current level of uncertainty over the economic, business and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time. Our consolidated financial statements and discussion and analysis of financial condition and results of operations reflect estimates and assumptions made by management as of June 28, 2020. Events and changes in circumstances arising after June 28, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.

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

Comparison of Results for the Three Months Ended June 28, 2020 to the Three Months Ended June 30, 2019

Revenues.  Revenues by operating segment for the three months ended June 28, 2020 and June 30, 2019 are as follows (dollars in millions):

	June 28, 2020	June 30, 2019	$ change	% change
Kratos Government Solutions
Service revenues	$62.9	$73.7	$(10.8)	(14.7)%
Product sales	65.5	71.7	(6.2)	(8.6)%
Total Kratos Government Solutions	128.4	145.4	(17.0)	(11.7)%
Unmanned Systems product sales	42.0	42.5	(0.5)	(1.2)%
Total revenues	$170.4	$187.9	$(17.5)	(9.3)%

Total service revenues	$62.9	$73.7	$(10.8)	(14.7)%
Total product sales	107.5	114.2	(6.7)	(5.9)%
Total revenues	$170.4	$187.9	$(17.5)	(9.3)%

Revenues decreased $17.5 million to $170.4 million for the three months ended June 28, 2020 from $187.9 million for the three months ended June 30, 2019. Revenues in our KGS segment decreased $17.0 million due to reductions of approximately $12.1 million in our training solutions business primarily as a result of the completion of a large foreign military sales contract, reduced revenues in our satellite communications business of approximately $6.0 million primarily as a result of the completion of large foreign satellite infrastructure deployments as well as impacts resulting from COVID-19, the continued contraction of our legacy government services business of approximately $3.6 million, and reduced demand of $3.2 million from commercial aero turbine customers which have been impacted by COVID-19, resulting in aggregate revenue reductions of $24.9 million, partially offset by increases in our microwave products, rocket system and C5 modular systems businesses with aggregate increased revenue of $7.9 million. Revenues in our US segment for the three months ended June 28, 2020 were comparable to revenues for the three months ended June 30, 2019.

Product sales decreased $6.7 million to $107.5 million for the three months ended June 28, 2020 from $114.2 million for the three months ended June 30, 2019 primarily due to decreased production in our US business, including in our commercial turbine business and space and satellite business. As a percentage of total revenue, product sales were 63.1% for the three months ended June 28, 2020 as compared to 60.8% for the three months ended June 30, 2019. Service revenues decreased by $10.8 million to $62.9 million for the three months ended June 28, 2020 from $73.7 million for the three months ended June 30, 2019. The decrease was primarily related to reductions in the Company’s training solutions foreign military sales contract and the continued contraction of our legacy government services business within KGS.

Cost of Revenues.  Cost of revenues decreased $15.4 million to $124.4 million for the three months ended June 28, 2020 from $139.8 million for the three months ended June 30, 2019. The decrease in cost of revenues was primarily a result of the decrease in revenues discussed above.

Gross margin increased to 27.0% for the three months ended June 28, 2020 from 25.6% for the three months ended June 30, 2019. Margins on services decreased to 26.6% for the three months ended June 28, 2020 from 31.3% for the three months ended June 30, 2019, due primarily to a less favorable mix of revenues, primarily in our Space, Training & Cyber business and our recently acquired FTT (as defined below) business. Margins on products increased to 27.3% for the three months ended June 28, 2020 from 21.9% for the three months ended June 30, 2019, primarily due to the mix of products produced. Margins in the KGS segment increased to 28.7% for the three months ended June 28, 2020 from 27.4% for the three months ended June 30, 2019. Margins in the US segment increased to 21.9% for the three months ended June 28, 2020 from 19.5% for the three months ended June 30, 2019, primarily due to a more favorable mix of products being produced.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expense was $36.0 million for the three months ended June 28, 2020 and $33.7 million for the three months ended June 30, 2019. As a percentage of revenues, SG&A increased to 21.1% at June 28, 2020 from 17.9% at June 30, 2019, due primarily to an increase in stock compensation expense of $2.0 million in the three months ended June 28, 2020 from $2.8 million in the three months ended June 30, 2019.

Research and Development (“R&D”) Expenses.  R&D expenses increased $1.5 million to $6.0 million for the three months ended June 28, 2020 from $4.5 million for the three months ended June 30, 2019, with the primary increases in our space and satellite communications business. As a percentage of revenues, R&D increased to 3.5% for the three months ended

June 28, 2020 from 2.4% for the three months ended June 30, 2019. R&D expenditures are primarily related to investments we are making in conjunction with our customers, with the objectives of our products being the new platform for or “designed-in” to certain new long-term program opportunities and our ownership of certain intellectual property rights for products that support these programs as well as investments we are making in our space and satellite communications business related to new software based and open space platforms and technologies.

Restructuring Expenses and Other. Restructuring expenses and other decreased to $0.1 million for the three months ended June 28, 2020 from $0.3 million for the three months ended June 30, 2019. These expenses are primarily employee termination costs related to personnel reduction actions taken in each period.

Total Other Expense, Net.  Total other expense, net increased to $5.3 million from $5.2 million for the three months ended June 28, 2020 and June 30, 2019, respectively.

Provision (Benefit) for Income Taxes from Continuing Operations. The income tax benefit from continuing operations for the three months ended June 28, 2020 was $1.8 million and the income tax expense from continuing operations for the three months ended June 30, 2019 was $2.5 million. For the three months ended June 28, 2020 and June 30, 2019 the income tax benefit and expense was primarily a function of the estimated effective tax rate for the year. The estimated effective tax rate is driven by estimated foreign taxes, estimated federal and state taxes, permanent book/tax differences, tax amortization of intangible assets that have an indefinite life under accounting principles generally accepted in the U.S. and the projected income or loss for the year.

Income (Loss) from Discontinued Operations. The loss from discontinued operations was $0.2 million for the three months ended June 28, 2020, primarily reflecting the work performed in relation to outstanding tasks on legacy projects retained by us following the sale of Kratos Public Safety & Security Solutions, Inc. (“PSS”), as well as legal expenses related to the ongoing closing net working capital adjustment dispute with the buyer of the PSS business. The income from discontinued operations was $3.0 million for the three months ended June 30, 2019, and includes a $3.6 million gain as a result of the release of an indemnification liability following the lapse of the statute of limitations associated with a potential tax liability that was recorded in 2015 as part of the sale of the our Electronics Products Division. This gain was offset by a loss of $0.6 million from operating activities primarily reflecting the work performed in relation to outstanding tasks on legacy projects retained by us following the sale of the PSS business and legal expenses related to the closing net working capital adjustment dispute with the buyer of the PSS business.

Comparison of Results for the Six Months Ended June 28, 2020 to the Six Months Ended June 30, 2019

Revenues. Revenues by operating segment for the six months ended June 28, 2020 and June 30, 2019 are as follows (dollars in millions):

	June 28, 2020	June 30, 2019	$ change	% change
Kratos Government Solutions
Service revenues	$126.5	$136.3	$(9.8)	(7.2)%
Product sales	128.8	134.6	(5.8)	(4.3)%
Total Kratos Government Solutions	255.3	270.9	(15.6)	(5.8)%
Unmanned Systems product sales	84.0	77.4	6.6	8.5%
Total revenues	$339.3	$348.3	$(9.0)	(2.6)%

Total service revenues	$126.5	$136.3	$(9.8)	(7.2)%
Total product sales	212.8	212.0	0.8	0.4%
Total revenues	$339.3	$348.3	$(9.0)	(2.6)%

Revenues decreased $9.0 million to $339.3 million for the six months ended June 28, 2020 from $348.3 million for the six months ended June 30, 2019. Revenues in our KGS segment decreased $15.6 million due to reductions of approximately $4.5 million resulting from reduced revenues in our legacy government services business which has been impacted by continued commoditization and price competitiveness in the government services industry due to contract awards on a lowest price technically acceptable basis rather than on a best value basis and reduced revenues in our training solutions business of $18.9 million primarily reflecting the completion of international foreign military sales contracts partially offset by the revenues from the recent FTT acquisition and increases in our ballistic missile target businesses. Revenues in our US segment increased primarily due to production on our AFSAT 167 aerial targets for the U.S. Air Force and low rate initial production on other programs.

Product sales increased $0.8 million to $212.8 million for the six months ended June 28, 2020 from $212.0 million for the six months ended June 30, 2019, primarily as a result of increased production activity in our US segment, and increased production in our microwave products, modular systems and rocket support businesses offset partially by reductions in our space and satellite business. As a percentage of total revenue, product sales were 62.7% for the six months ended June 28, 2020 as compared to 60.9% for the six months ended June 30, 2019. Service revenues decreased by $9.8 million to $126.5 million for the six months ended June 28, 2020 from $136.3 million for the six months ended June 30, 2019. The decrease was primarily related to the completion of international foreign military sales contracts in our training solutions business, reductions in our space and satellite communications business primarily resulting from the completion of large foreign satellite infrastructure deployments as well as impacts resulting from COVID-19, and reduced demand in our commercial turbine business as a result of COVID-19.

Cost of Revenues. Cost of revenues decreased $7.8 million to $247.5 million for the six months ended June 28, 2020 from $255.3 million for the six months ended June 30, 2019. The decrease in cost of revenues was primarily a result of the revenue changes discussed above.

Gross margin increased to 27.1% for the six months ended June 28, 2020 from 26.7% for the six months ended June 30, 2019. Margins on services decreased to 27.7% for the six months ended June 28, 2020 from 32.1% for the six months ended June 30, 2019. Margins on product sales increased to 26.6% for the six months ended June 28, 2020 from 23.3% for the six months ended June 30, 2019, primarily due to the mix of products. Margins in the KGS segment increased to 29.4% for the six months ended June 28, 2020 from 28.7% for the six months ended June 30, 2019. Margins in the US segment increased to 20.0% for the six months ended June 28, 2020 from 19.6% for the six months ended June 30, 2019, primarily due to a more favorable mix of products produced and shipped during the six months ended June 28, 2020.

SG&A Expenses. SG&A expense was $70.9 million for the six months ended June 28, 2020 and $65.2 million for the six months ended June 30, 2019. As a percentage of revenues, SG&A increased to 20.9% at June 28, 2020 from 18.7% at June 30, 2019, due primarily to an increase in stock compensation expense of $4.1 million from $5.4 million in the six months ended June 30, 2019 to $9.5 million in the six months ended June 28, 2020.

R&D Expenses. R&D expenses were $11.7 million for the six months ended June 28, 2020 and $8.4 million for the six months ended June 30, 2019. As a percentage of revenues, R&D increased to 3.4% for the six months ended June 28, 2020 from 2.4% for the six months ended June 30, 2019. R&D expenditures are primarily related to investments we are making in conjunction with our customers, with our objectives for our products being the new platform for or “designed-in” to certain new long-term program opportunities and our ownership of certain intellectual property rights for products that support these programs as well as investments we are making in our space and satellite communications business related to new software based and open space platforms and technologies.

Restructuring Expenses and Other. Restructuring expenses and other decreased to $0.2 million for the six months ended June 28, 2020 from $0.4 million for the six months ended June 30, 2019. These expenses are primarily employee termination costs related to personnel reduction actions taken in each period.

Total Other Expense, Net. Total other expense, net, remained consistent at $11.2 million for the six months ended June 28, 2020 and June 30, 2019, respectively.

Provision (Benefit) for Income Taxes from Continuing Operations. The income tax benefit from continuing operations for the six months ended June 28, 2020 was $3.2 million and the income tax expense from continuing operations for the six months ended June 30, 2019 was $1.0 million. For the six months ended June 28, 2020, a portion of the benefit was related to the acquisition of Technical Directions, Inc. (“TDI”). In accordance with ASC Topic 805, we established deferred tax liabilities of approximately $0.9 million for the increase in the financial statement basis of the acquired assets of TDI. As a result of our ability to recognize deferred tax assets for these deferred tax liabilities, we released the valuation allowance against our deferred tax assets and recognized an income tax benefit of $0.9 million. The additional $2.3 million benefit was a function of the estimated effective tax rate for the year. The estimated effective tax rate is driven by estimated foreign taxes, estimated federal and state taxes, permanent book/tax differences, tax amortization of intangible assets that have an indefinite life under GAAP and the projected income or loss for the year. The expense for the six months ended June 30, 2019 included a $3.4 million benefit recorded in the first quarter of 2019 for the acquisition of 80.1% of the issued and outstanding shares of capital stock of Florida Turbine Technologies Inc., a Florida corporation (“FTT Inc.”), and 80.1% the membership interest in FTT CORE, LLC, a Delaware limited liability company (“FTT Core” and , together with FTT, Inc., and their respective subsidiaries, “FTT”). In accordance with ASC Topic 805, we established deferred tax liabilities of approximately $4.4 million for the increase in the financial statement basis of the acquired assets of FTT. As a result of our ability to recognize deferred tax assets for these deferred tax liabilities, we released the valuation allowance against our deferred tax assets and recognized an income tax benefit of $3.4 million. This benefit was partially offset by current foreign, federal and state taxes of $1.2 million and uncertain tax position liabilities of $2.9 million. The remaining $0.3 million of expense is a function of the estimated effective tax rate for the year.

Income (Loss) from Discontinued Operations. The loss from discontinued operations was $0.6 million for the six months ended June 28, 2020, primarily reflecting the work performed in relation to outstanding tasks on legacy projects retained by us following the sale of the PSS business, as well as legal expenses related to the ongoing net closing working capital adjustment dispute with the buyer of the PSS business. The income from discontinued operations was $2.4 million for the six months ended June 30, 2019, and includes a $3.6 million gain as a result of the release of an indemnification liability following the lapse of the statute of limitations associated with a potential tax liability that was recorded in 2015 as part of the sale of the our Electronics Products Division. This gain was offset by a loss of $1.2 million from operating activities primarily reflecting the work performed in relation to outstanding tasks on legacy projects retained by us following the sale of the PSS business and legal expenses related to the closing net working capital adjustment dispute with the buyer of the PSS business.

Backlog

On June 28, 2020, we had approximately $683.4 million of total backlog, of which $569.6 million was funded. We expect to recognize approximately 46% of the remaining total backlog as revenue in 2020, an additional 29% by 2021 and the balance thereafter. Our comparable total backlog balance as of June 30, 2019, was approximately $620.3 million of which $545.4 million was funded.

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

Liquidity and Capital Resources

As of June 28, 2020, we had cash and cash equivalents of $397.2 million compared with cash and cash equivalents of $172.6 million as of December 29, 2019, which includes $21.1 million and $24.6 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, however, earnings of these foreign subsidiaries are essentially considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. they could be repatriated, and their repatriation into the U.S. may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

Our total long-term debt, including principal due on our 6.5% Notes (as defined below), increased from $295.1 million at December 29, 2019 to $296.0 million at June 28, 2020, due to the amortization of debt issuance costs and approximately $0.5 million in outstanding equipment financing obligations that were assumed in connection with the acquisition of Optimized Performance Machining, Inc.(“OPM”) in April 2020.

We use our operating cash flow to finance trade accounts receivable, fund necessary increases in inventory, fund capital expenditures, our internal research and development investments and our ongoing operations, service our debt and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services since a number of our receivables are contractually billable and due to us only when certain contractual milestones are achieved. Financing increases in inventory balances is necessary to fulfill shipment requirements to meet delivery schedules of our customers. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our days sales outstanding (“DSO”) have decreased from 134 days as of December 29, 2019 to 131 days at June 28, 2020, primarily reflecting the achievement of certain contractual billing milestones. Our DSOs are impacted by the achievement of contractual billing milestones such as equipment shipments and deliveries on certain products, and for certain flight requirements that must be fulfilled on certain aerial target programs, or final billings which are not due until completion on certain projects, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time. We are currently in dispute with an international customer in our US segment over approximately $10.0 million in unbilled receivables outstanding as of June 28, 2020. The dispute concerns the completion of certain system requirements and contractual milestones. Although there could be a delay in billing and collecting amounts due to us under the aforementioned contracts, we have evaluated the present facts of the matters and performed a reassessment of the contractual amounts due and have determined that no adjustment to previously recognized revenue, or the corresponding unbilled receivables, is necessary at June 28, 2020.

A summary of our net cash provided by (used in) operating activities from continuing operations, investing activities from continuing operations, and financing activities from continuing operations and our cash flows from discontinued operations from our condensed consolidated statements of cash flows is as follows (in millions):

	Six Months Ended
	June 28, 2020	June 30, 2019
Net cash provided by operating activities from continuing operations	$10.8	$20.0
Net cash used in investing activities from continuing operations	(29.5)	(27.4)
Net cash provided by financing activities from continuing operations	241.5	0.7
Net operating cash flows of discontinued operations	1.7	—

Net cash provided by operating activities from continuing operations for the six months ended June 28, 2020 was impacted by the working capital requirements of, as well as certain investments we are making in, our ballistic missile business and US business. The net use in working capital accounts for the six months ended June 30, 2019 includes approximately $0.8 million of internal development investments we made related to the Low Cost Attritable Unmanned Aerial System Demonstration.

Net cash used in investing activities from continuing operations for the six months ended June 28, 2020 is comprised of the acquisition of TDI and OPM, a payment due under the FTT acquisition agreement, and capital expenditures, which consist primarily of investments in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business. Net cash used in investing activities from continuing operations for the six months ended June 30, 2019 is comprised of the acquisition of FTT and capital expenditures, which consist primarily of investments in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business. During the six months ended June 28, 2020, capital expenditures of approximately $6.8 million were incurred in our US business, primarily related to our unmanned combat target initiative. We expect our capital expenditures for our calendar year 2020 to continue to be significant for investments we are making, specifically in our US business totaling approximately $23 to $26 million, including approximately $17 to $20 million for capital aerial targets and related support equipment.

Net cash provided by financing activities from continuing operations was $241.5 million for the six months ended June 28, 2020 and consisted primarily of net proceeds of $240.5 million from our recently completed equity offering of approximately 15.5 million shares of common stock. Net cash provided by financing activities from continuing operations was $0.7 million for the six months ended June 30, 2019.

The net operating cash flows of discontinued operations for the six months ended June 28, 2020 is substantially related to approximately $2.7 million collected on amounts due related to the legacy projects retained by us following the sale our PSS business unit partially offset by the loss from operations from our discontinued PSS business unit of $0.6 million .

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

The Indenture contains covenants limiting, among other things, our ability and the Subsidiary Guarantors’ ability to: (a) pay dividends on or make distributions or repurchase or redeem our capital stock or make other restricted payments; (b) incur additional debt and guarantee debt; (c) prepay, redeem or repurchase certain debt; (d) issue certain preferred stock or similar equity securities; (e) make loans and investments; (f) sell assets; (g) incur liens; (h) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (i) enter into transactions with affiliates; and (j) enter into agreements restricting our ability and certain of its subsidiaries’ ability to pay dividends. These covenants are subject to a number of exceptions. As of June 28, 2020, we were in compliance with the covenants contained in the Indenture governing the 6.5% Notes.

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

As of June 28, 2020, there was $300.0 million of 6.5% Notes outstanding.

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

As of June 28, 2020, there were no borrowings outstanding on the Credit Agreement and $5.7 million was outstanding on letters of credit, resulting in net borrowing base availability of $61.2 million. We were in compliance with the financial covenants of the Credit Agreement and its amendments as of June 28, 2020.

Debt Acquired in Acquisition

We have approximately $0.5 million in outstanding equipment financing obligations as of June 28, 2020 that were assumed in connection with the acquisition of OPM in April 2020. These obligations are payable monthly and have varied maturities from approximately 2 years to 6 years. These obligations are secured by various equipment acquired in the acquisition.

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 28, 2020.

Changes in Internal Control Over Financial Reporting

We operate under the COSO (Committee of Sponsoring Organizations) 2013 Framework. There was no change in our internal control over financial reporting during the three months ended June 28, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 15 of the Notes to the Condensed Consolidated Financial Statements contained within this Quarterly Report for a discussion of our legal proceedings.

Item 1A.  Risk Factors.

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report, as well as the risk factors disclosed in Item 1A. to Part I of the Form 10-K, and other reports that we have filed with the SEC. Any of the risks discussed in such reports, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects. During the period covered by this Quarterly Report, there have been no material changes in our risk factors as previously disclosed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

        Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
2.1#*	Stock Purchase Agreement, dated February 28, 2018, among Kratos Defense & Security Solutions, Inc., Kratos Public Safety & Security Solutions, Inc. and Securitas Electronic Security, Inc.	10-Q	05/10/2018 (001-34460)	2.2
2.2#*	Purchase Agreement, dated February 27, 2019, by and among Kratos Defense & Security Solutions, Inc., Shirley Brostmeyer, (“SB”), Joseph Brostmeyer (“JB”), certain trusts established by SB, JB and members of their immediate family, and JB, as the Sellers Representative.	10-Q	05/08/2019 (001-34460)	2.3
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc., as amended.	10-K	02/27/2017 (001-34460)	3.1
3.2	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc., as amended.	10-K	02/27/2017 (001-34460)	3.2
4.1	Specimen Stock Certificate.	10-K	02/27/2017 (001-34460)	4.1
4.2	Indenture, dated as of November 20, 2017, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent.	8-K	11/21/2017 (001-34460)	4.1
4.3	First Supplemental Indenture, dated as of December 21, 2017, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantor as party thereto, and Wilmington Trust, National Association, as Trustee.	10-K	02/28/2018 (001-34460)	4.5
10.1	2014 Equity Incentive Plan, as amended.	8-K	6/5/2020 (001-34460)	10.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.				*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.				*
101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				*

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ MARIA CERVANTES DE BURGREEN, CPA
Maria Cervantes de Burgreen
Vice President and Corporate Controller
(Principal Accounting Officer)
Date:	August 4, 2020