Form 10-K
period 2020-12-27
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2021-02-25
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 27, 2020
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
Commission file number 001-34460
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-3818604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Chisholm Trail, Suite 3200
Round Rock, TX 78681
(512) 238-9840
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☒  No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates as of June 26, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.8 billion, based on the closing sale price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on such date. This disclosure excludes shares of common stock held by executive officers, directors and stockholders whose individual ownership exceeded 10% of the common stock outstanding on June 26, 2020 because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of February 19, 2021, 123,463,096 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference
Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K incorporate information by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Stockholders or an amendment to this annual report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report on Form 10-K.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
 FORM 10-K
 FOR THE FISCAL YEAR ENDED DECEMBER 27, 2020

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

PART I.

Item 1. Business.

Overview

Kratos is a government contractor at the forefront of the U.S. Department of Defense’s (the “DoD”) recapitalization of strategic weapon systems to address peer and near peer threats and its related Rapid Innovation Initiatives. Kratos is a leading technology, intellectual property, proprietary product and system company focused on the U.S. and its allies’ national security. Kratos is a recognized industry leader in the rapid development, demonstration and fielding of disruptive, transformative and high technology systems and products at an affordable cost. At Kratos, affordability is a technology. Kratos’ primary focus areas are unmanned systems, space and satellite communications, microwave electronics, cybersecurity/warfare, rocket, hypersonic and missile defense systems, turbine technologies, Command, Control, Communication, Computing, Combat, Intelligence Surveillance and Reconnaissance (“C5ISR”) Systems and training systems. We believe that our technology, intellectual property, proprietary products and designed-in positions on our customers’ programs, platforms and systems, and our ability to rapidly develop, demonstrate and field affordable leading technology systems gives us a competitive advantage and creates a high barrier to entry into our markets. Our workforce is primarily engineering and technically oriented with a significant number of employees holding national security clearances. Much of our work is performed at customer locations, or in a secure manufacturing facility. Our primary end customers are national security related agencies. Our entire organization is focused on executing our strategy of being the leading technology and intellectual property based product and system company in our industry.

Industry Update

On December 27, 2020, the Consolidated Appropriations Act, 2021, was signed into law. The $2.3 trillion spending bill combines $900 billion in stimulus relief for the COVID-19 pandemic in the United States with a $1.4 trillion omnibus spending bill for the FY 2021 (combining 12 separate annual appropriations bills). The bills allocate $695.9 billion for the DoD, a decrease of $9.7 billion from FY 2020. The federal budget and debt ceiling are expected to continue to be the subject of considerable debate, which could have a significant impact on defense spending broadly and the Company’s programs in particular. The U.S. Government’s fiscal year (“FY”) ends September 30.

The budget environment, including COVID-19 spending increases proposed by the new Biden administration, and uncertainty surrounding the debt ceiling and the appropriations process, remain significant short and long-term risks. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the Administration and Congress and what challenges budget reductions (required by the Budget Control Act of 2011 (“BCA”) and otherwise) will present for the defense industry. If annual appropriations bills are not timely enacted, the U.S. Government may again operate under continuing resolution authority (“CRA”), restricting new contract or program starts, restricting increased funding or additional quantities on existing contracts, presenting resource allocation and forecasting challenges and placing limitations on some planned program budgets, and we may face another government shutdown of unknown duration. If a prolonged government shutdown of the DoD were to occur, it could result in program cancellations, disruptions and/or stop work orders and could limit the U.S. Government’s ability to effectively progress programs and to make timely payments, and our ability to perform on our U.S. Government contracts and successfully compete for new work.

We believe continued budget pressures, CRAs or U.S. Government shutdowns would have serious negative consequences for the security of our country and the defense industrial base, including the Company and the customers, employees, suppliers, investors, and communities that rely on companies in the defense industrial base. It is likely budget and program decisions made in such an uncertain environment would have long-term implications for our Company and the entire defense industry.

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

The nature of our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the outbreak of COVID-19 in many countries across the globe, including the United States. In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world, including the U.S.

Government and state and local governments, implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

We are a company operating in a “critical infrastructure industry”, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we currently continue to operate, including our international operations. Notwithstanding our continued operations, COVID-19 has had negative impacts on certain of our operations, our supply chain, vendors, transportation networks and customers, which have reduced certain of our sales and our margins, including as a result of preventative and precautionary measures that we, our suppliers, other businesses and governments are taking. The COVID-19 outbreak is a widespread public health crisis that is adversely affecting the economies and financial markets globally. Any resulting economic downturn could adversely affect demand for our products. The progression of this matter could also negatively impact our business or results of operations through the temporary or extended closure of our operating locations or those of our customers or suppliers.

The ability of our employees, our suppliers’ employees and our customers’ employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or as a result of the control measures noted above, which may significantly hamper our production and operations, including throughout the supply chain. In addition to the $900 billion in stimulus relief for the COVID-19 pandemic included in the current spending bill, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), a $2 trillion economic relief bill was signed into law. We are continuing to evaluate the impact of the CARES Act including related stimulus and economic relief actions on our business.

Since the end of our first quarter, COVID-19 has continued to impact our customers, markets and operations, including supply chain disruptions, delays of certain supplier deliveries, difficulties gaining access to certain locations, difficulties gaining access to customers, and decreased demand requirements of certain of our commercial aero, power and satcom customers. Importantly, COVID-19 customer and contractor-related travel and social distancing restrictions have delayed a number of our target drone, tactical drone and rocket system programs, missions and exercises. The extent to which COVID-19 may further impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. While we currently do not expect this matter to have a material impact on our results of operations, cash flows and financial position, the current level of uncertainty over the economic, business and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time. Our Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect estimates and assumptions made by management as of December 27, 2020. Events and changes in circumstances arising after December 27, 2020, including those resulting from the continuing impacts of COVID-19, will be reflected in management’s estimates for future periods.

Current Reporting Segments

The Company currently operates in two reportable segments. The Kratos Government Solutions (“KGS”) reportable segment is comprised of an aggregation of KGS operating segments, including our microwave electronic products, space, training and cybersecurity, C5ISR/modular systems, turbine technologies, and defense and rocket support services operating segments. The Unmanned Systems (“US”) reportable segment consists of our unmanned aerial, unmanned ground and unmanned seaborne system products.

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

Competitive Strengths
We believe that our intellectual property, proprietary products, and technology are strongly aligned with certain of the highest priority spending areas of the DoD including the 2018 and 2020 National Defense Strategy documents, and the DoD’s focus on leveraging technology to defeat or deter peer and near-peer adversaries. We also believe that our proven ability to rapidly design, develop, demonstrate and field disruptive, transformative and leading technology products and systems at an affordable cost differentiates us from our competitors. We believe that our longstanding customer relationships, and the designed-in position of our systems, technology and products into our customers’ platforms, programs and systems, provide a unique competitive advantage and position us well for accelerated growth.

Specialized national security focus aligned with mission-critical national security priorities. Continued concerns related to the threats posed by certain foreign nations, including nations with peer or near peer capabilities have caused the U.S. Government to identify national security as an area of functional and spending priority. Budget pressures, particularly related to DoD spending, have placed a premium on developing and fielding low-cost, high-technology solutions to assist in national security missions. While recent budget pressures have at times caused delays in orders for our business, current budget projections, including the recently enacted FY 2021 spending bill, suggest defense spending will continue to be significant over the next few years. The outlook for defense spending is primarily focused on enhanced power projection, warfighting readiness, lethality, and recapitalization of key strategic defense systems to address peer and near peer threats. Our primary capabilities and areas of focus, listed below, are strongly aligned with the objectives of the U.S. Government as outlined in the 2018 and 2020 National Defense Strategy documents:
•Unmanned aerial drone, unmanned ground and unmanned seaborne systems and artificial intelligence.
•Satellite communications and radio frequency interference detection location and mitigation.
•Microwave electronics supporting warfare, missile, radar and communication systems.
•Electronic warfare, attack, missile, and radar systems.
•Intelligence, surveillance and reconnaissance.
•Ballistic missile defense and hypersonic systems.
•C5ISR systems, including Strategic Deterrence Systems.
•Cybersecurity and information assurance, and
•Specialized training systems and operational readiness.

IP-centric defense company with proprietary products and technology which address critical current and emerging threats faced by U.S. and allied militaries. As a technology-focused defense company at the forefront of the DoD’s strategy for technology rich, transformative, disruptive and affordable systems, our current and growing portfolio of proprietary systems, products, solutions, and related intellectual property addresses some of the most critical mission needs and requirements of U.S. and allied militaries in the fields of unmanned systems, space & satellite communications, microwave electronics, cybersecurity/warfare, missile defense, combat and training systems. A key element of our customers’ strategy, and where we have invested significantly, is the development of capabilities and intellectual property addressing the recent challenges faced by U.S. and allied militaries in potential Anti-Access and Aerial-Denial (“A2/AD”) environments. This is evidenced by our significant investment in high-performance Unmanned Aerial Drone System (“UADS”) platforms and technology, which has culminated in a series of Unmanned Combat Aerial System (“UCAS”) contract wins. Additionally, with our space & satellite and terrestrial ground segment command, control, radio frequency interference monitoring, geolocation and mitigation products and capabilities, we believe we are well-positioned to capitalize on the DoD budget for space investments, a significant portion of which is for the development and protection of U.S. national security space assets and infrastructure. Accordingly, our proprietary products, systems and technologies are developed and refined with the goal of enabling our customers to maintain an advantage over the advanced and constantly evolving threats of adversaries, at an affordable cost. In many instances, we are one of the few companies that produce the mission-critical technology our customers require, or we outperformed our peers in a competitive bidding process. We maintain a strategy of internally funding research and development and owning the intellectual property of many of these high-performance capabilities and systems.

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
Kratos is an industry leader in high performance, jet powered, unmanned aerial target drone systems which are designed to replicate state of the art adversarial fighter aircraft, missiles, drones and other threats. Kratos is the sole source or primary unmanned aerial target drone system provider to the U.S. Air Force, Navy, Army, and numerous allied foreign defense agencies. Leveraging off of this technology, for which Kratos owns important intellectual property, we made a significant investment over the past seven years developing Kratos’ first UCAS, our Unmanned Tactical Aerial Platform (“UTAP-22”), now formally called “Mako.” After successfully achieving the Mako’s first concept flights at the end of 2015, in 2016 we received a $12.6 million single-award contract to demonstrate certain payload integration and loyal wingman teaming with manned aircraft in a major military exercise. At the time, this contract was one of the largest awarded contracts by the DIUx. We are currently under contract with several additional customers related to Kratos’ Mako.

A select sample of Kratos’ other key unmanned aerial systems (“UAS”) products and contracts includes:
•In 2017, we successfully advanced to Phase II of the Gremlins program, awarded by DARPA, the U.S. Government’s leader in breakthrough technologies for national security, teamed with our partner company, Dynetics. In 2018, as part of the Dynetics led team, we were selected for award on Phase III of the Gremlins program to demonstrate safe and reliable launch and aerial recovery of multiple unmanned drone system aircraft, capable of employing and recovering diverse distributed payloads in volley quantities. In January 2020, DARPA and Dynetics announced that the successful first flight of the X-61A Gremlins Air Vehicle was completed on November 23, 2019. A second successful flight test was completed in July 2020, satisfying major technical and program milestones while significantly reducing risk. A third successful flight test was conducted in November 2020. This third flight was originally scheduled for earlier in 2020 and was delayed due to COVID-19 related and range restrictions.

•In 2016, we were awarded the AFRL Low Cost Attritable Strike Demonstration (“LCASD”) UCAS single-award cost share contract. The LCASD UCAS, or Valkyrie, is an approximately 30 foot by 22 foot unmanned strike aerial drone system. During 2019, approximately 30 months after aircraft conception, the Company announced that the Kratos/AFRL team successfully completed three flights for the Valkyrie, or the XQ-58A. In January 2020, the Company completed its fourth demonstration flight, including the successful deployment of its parachutes, and landed normally, validating the design changes incorporated for the test flight airbag system following the third flight in 2019.

•In 2019, the Kratos XQ-58A Valkyrie was awarded Aviation Week’s Laureate Award for Defense Technology and Innovation.
•In July 2020, the Company was awarded a five-year indefinite delivery indefinite quantity (“IDIQ”) contract valued at up to $400 million for the development, integration, and prototype air vehicle delivery in support of the Air Force’s Skyborg program. In December 2020, Kratos was awarded a $37.7 million contract from the AFLCMC/WA Advanced Aircraft Program Executive Office for the Skyborg Delivery Order 2 to integrate, test and deliver XQ-58A Valkyrie aircraft. The contract includes three phases of design, integration, and flight testing of the XQ-58A Valkyrie or other systems, integrating multiple customer-defined mission payloads and customer-defined autonomy in coordination/cooperation with the Skyborg System Design Agent. Leidos. Kratos currently works in partnership with Leidos’ Dynetics on the Gremlins Program. In addition, in December we received a $17.8 million award from the AFRL for work in support of the government’s Low Cost Attritable Aircraft Technology (LCAAT) efforts, including as related to the XQ-58A Valkyrie.
•In December 2020, the Kratos Valkyrie UAS AttritableONE (as referred to by the United States Air Force) completed a successful demonstration flight enabling the F-22 and F-35 5th generation fighters to fly in formation together in a test led by an integrated Advanced Battle Management System (“ABMS”) acquisition team comprised of AFRL and Air Force Life Cycle Management Center personnel, in conjunction with Eglin Air Force Base’s 46th Test Squadron.

•Similar to the Gremlins and other Kratos tactical drone initiatives and programs, Kratos Valkyrie progress has been significantly adversely impacted by the COVID-19 pandemic, including DoD related travel, social distancing and test, evaluation and weapon range access restrictions.
•We have redeveloped our Air Force Subscale Aerial Target BQM-167 into what we believe to be one of the highest performance unmanned aircraft in the world, the U.S. Navy Sub-Sonic Aerial Target (“SSAT”) Drone BQM-177A, with low rate initial production awarded to Kratos in June 2017. In 2018, delivery of the first production aerial targets was made to the U.S. Navy, and achievement of Initial Operational Capability (IOC) was reported by the U.S. Navy in February 2019. In 2019, the Company was awarded a $25.4 million contract for Lot 3 of low rate initial production for 34 BQM-177A aerial targets. In 2020, the Company was awarded full rate production Lot 1 and 2 for $29.2 million and $38.7 million, for an additional 35 and 48 BQM-177A aerial targets, respectively. To date, the Company has been awarded production orders for 192 BQM-177A aerial targets. We expect the SSAT program to become one of the largest and most important to Kratos in the near term. Kratos is the sole source provider of the BQM-177A to the United States Navy.

•In 2018, we received a single award $109 million maximum value three year production contract for Air Force Subscale Aerial Target BQM-167A, with $27 million being initially obligated at the time of award for 30 Lot 14 BQM-167A aerial targets and production support, and an additional $31.9 million being obligated for 35 Lot 15 BQM-167A targets in 2019. To date, the Company has produced 475 BQM-167A targets for the U.S. Air Force. Kratos is the sole source provider of the BQM-167A to the United States Air Force.

•In 2018, we received a ten-year, sole source, single award framework contract from QinetiQ UK for Kratos’ MQM-178 Firejet aerial targets, spares, ground support equipment, technical services, and training.
•In 2018, we were awarded a prime contract with the United States Army, for the Aerial Target Systems 2 (ATS-2), Multiple Award IDIQ Contract with a ceiling value of $93.3 million, and a five year period of performance.
•In 2018, we received a sole source, single award multi-year IDIQ contract from the Swedish Defence Materiel Administration for our MQM-178 Firejet aerial target aircraft and associated ground support equipment, spares, payloads, components, expendables and support services. The first order under the three-year IDIQ contract was received in the first half of 2019. Additionally, there are two three-year exercisable option periods for a total potential contract performance term of nine years.
•In 2019, the Company produced its first MQM-178 Firejet target drones at its new production facility in Oklahoma City.
We believe that our internally developed and owned intellectual property allows us to rapidly provide more capable jet powered, unmanned aircraft, designed to fly in A2/AD environments and with performance capabilities equal to or greater than fourth generation manned jet fighter aircraft, at an affordable cost. Kratos’ tactical UAS provide force multiplication and augmentation for manned high-performance fighter aircraft. We believe that there are very few high-performance UAS that are affordable and as advanced as our technologies addressing the A2/AD environment, which the DoD has identified as a U.S. capabilities gap. As such, consistent with the needs and requirements of the U.S. and allied militaries, we believe that our leadership in these types of high-performance unmanned aircraft provides us with a future market opportunity of these types of low-cost, high-performance systems. The DoD has stated that they intend to field a family of new next generation drone aircraft, including UCAVs that can successfully perform their mission in highly contested, A2/AD environments. This “family” of drones includes disposable, reusable, attritable and exquisite types of UCAS. Kratos has four drones in the disposable, reusable and attritable class flying today that we can publically disclose, i.e., Air Wolf, Mako, Gremlins and Valkyrie.

Kratos is also an industry leader in ground-based command, control and communications systems for satellites, and a leader in related radio frequency interference identification, geolocation and mitigation, or Space Situational Awareness (SSA). Our primary customers include the U.S. Air Force, Space Command and other agencies. Our new OpenSpace™ products and technology is a new approach to enable dynamic ground system operations to turn hardware to software that can react rapidly, dynamically and affordably to changing conditions in the satellite industry. Our microwave electronics business products have designed-in positions on critical combat system programs, including Barak, Gripen, Iron Dome, Sling of David, F-15, F-16, Gripen, Arrow and other programs, including space and satellite programs. Our advanced capabilities in the training systems and solutions market, including mixed, virtual and synthetic reality technology for aircraft, combat and other vehicles, have allowed us to successfully remain at the forefront of defense industry readiness initiatives. We believe our strategy of internally funding the research and development of many of our systems, products, solutions and capabilities will continue to solidify our position in high growth markets, such as high performance UADS, satellite communications, microwave electronics and training systems, and allow us to grow, over the long-term, at a rate greater than that of the industry.

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
We have a highly diverse base of customers and contracts with no contract representing more than 5% of 2020 revenue. Our fixed-price contracts, the majority of which are production contracts, represent approximately 75% of our 2020 revenue. Our cost-plus-fee contracts and time and materials contracts represent approximately 20% and 5%, respectively, of our 2020 revenue. We believe our diverse base of key contracts and low reliance on any one contract provides us with a stable, balanced revenue stream. Our recent major contract awards, including a $12.7 million task order to complete a cost optimized turbojet engine for future cruise missiles and attritable UAVs, an $11 million development contract for a next generation satellite program, a $37.7 million Skyborg program contract award from the USAF Advanced Aircraft Office, a $17.8 million contract modification related to the XQ-58A Valkyrie from the AFRL, multiple C5ISR contract awards aggregating $40.5 million in support of National Security Programs, a contract award for the engineering and manufacturing development phase of the Ground Based Strategic Deterrent (“GBSD”) program under an effort that will span 8.5 years, contracts worth $29.2 million and $38.7 million, respectively, for full rate production Lots 1 and 2 for BQM-177A aerial targets, the launch of Microsoft Azure Orbital, a groundbreaking platform in collaboration with Microsoft that provides ground station as a service to the satellite industry, and a $950 million multiple-award, IDIQ contract for the U.S. Air Force ABMS for the maturation, demonstration and proliferation of capability across platforms and domains, leveraging open space systems design, modern software and algorithm development in order to enable Joint All Domain Control.
Significant cash flow visibility driven by stable backlog. As of December 27, 2020 and December 29, 2019, our total backlog (see Backlog below) was approximately $922.2 million and $601.2 million respectively, of which approximately $643.3 million was funded in 2020 and $501.3 million was funded in 2019. The majority of our sales are from awards issued under long-term contracts, typically three to five years in duration. Our contract backlog provides visibility into stable future revenue and cash flow over a diverse set of contracts. Importantly, a number of our systems and products are designed-in on and support long term, multi-year/multi-decade programs, which provides significant operational and financial visibility to our Company.
Highly skilled employees and an experienced management team. We deliver our systems, products and services through a skilled and primarily engineering and technically oriented workforce of approximately 3,200 employees. Our senior managers have significant experience with U.S. Government agencies, the U.S. military and U.S. Government contractors. A significant number of Kratos employees hold national security clearances. Members of our management team have experience growing businesses both organically and through acquisitions and delivering significant value to stakeholders. We believe that the cumulative experience and differentiated expertise of our personnel in our core focus areas, coupled with our sizable and technically oriented employee base, allow us to qualify for and bid on larger programs and contracts in a prime contracting role.
Our Strategy
Our strategy is to focus on our core business areas, including unmanned systems, space and satellite communications, cybersecurity, microwave electronics, missile defense and hypersonic systems, turbine technologies, training systems and C5ISR systems, which are closely aligned with the DoD’s mission and funding priorities. We will continue to invest in differentiating systems, products, technology and intellectual property. We intend to be the leader in rapidly developing, demonstrating and delivering to the warfighter proven leading technology systems, at an affordable cost.

Internal Growth
We are focused on generating internal growth by capitalizing on our ability to rapidly develop, demonstrate and field leading technology systems and products at an affordable cost. We will make targeted discretionary investments in mission critical DoD priority areas, including unmanned systems, space and satellite communications, cybersecurity, microwave electronics, missile defense, turbine technologies, and training systems, which have the highest potential for growth based on recent DoD funding requests, and in which we will retain the intellectual property rights.

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
Capitalize on current contract base. We are pursuing new program and contract opportunities and awards as we build the business with our expanding technology base, intellectual property ownership, contract portfolio, and product, solution and service offerings. We are also aggressively pursuing several national security priority areas, including high performance UADS, satellite communications command, control, communication and signal monitoring products (SSA), microwave electronics for missiles, radars, electronic warfare and communications, cybersecurity solutions, specialized training systems, autonomy and artificial intelligence systems, robotics, directed energy systems, hypersonic systems, electromagnetic rail gun systems and next generation ballistic missile targets. We are also assessing new tactical program areas and platforms to pursue that are consistent with our core capabilities, technology and intellectual property.
Expand customer and contract base. We are focused on expanding our customer base into areas with significant growth opportunities as indicated by the recently enacted FY 2021 spending bill and the 2018 and 2020 National Defense Strategy documents, by leveraging our technology, intellectual property, proprietary products, capabilities, industry reputation, long-term customer relationships and diverse contract base. We also believe that our ability to rapidly develop, demonstrate and field high technology systems and products at an affordable cost is a clear competitive differentiator for our Company. We anticipate that this overall expansion in our capabilities will enable us both to pursue larger program opportunities, higher value work and to further diversify our revenue base across additional U.S. Government, international and commercial customers.
Improve operating margins. We believe that we have opportunities to increase our operating margins and improve profitability in the future by capitalizing on our corporate infrastructure investments as our business grows, production of our products and systems increases and related revenues increase. We are proactively focused on continuously improving efficiencies, reducing costs, and concentrating our efforts on operational excellence.

Invest in strategic growth areas. Over the past several years, we have made significant internally funded investments in strategic growth areas including unmanned tactical aircraft drone systems. Specifically, we have increased internally funded research and development, capital expenditures, non-recurring engineering expenditures, and infrastructure investments, including executive management, bid, proposal and new business capture, pursuit and related expenses. We have made these investments with the intention of developing, demonstrating, fielding and bringing to production high performance jet powered unmanned aerial combat systems. These investments also allow us to retain the intellectual property rights, design and data packages for these platforms and systems, and to ultimately secure sole source production positions in these strategic growth areas. Specifically, since 2012, we have invested over $140 million in our UAS through internally funded research, development and contract design retrofit costs for new platforms under development and capital expenditures for aircraft and related equipment related to this strategic growth area.

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
•We received a $40.8 million single award, cost-share contract from the AFRL for the LCASD. Under the LCASD contract award, we are designing, developing, and will deliver, demonstrate and test a technical baseline for a high-speed long-range, low-cost limited life-strike UAS. For our investment, we will retain hard (including two LCASD aircraft) and other assets, and important intellectual property, software, data, platform and system rights, which we believe will be critically important and valuable over the expected long-term life of this platform, including with respect to future production opportunities. During 2019, the Company announced that the Kratos/AFRL team successfully completed three flights for the Valkyrie, or the XQ-58A. In January 2020, the Company completed its fourth demonstration flight, including the successful deployment of its parachutes, and landed normally, validating the design changes incorporated for the test flight airbag system following the third flight in 2019.
•In July 2020, the Company was awarded a five-year IDIQ contract valued at up to $400 million for the development, integration, and prototype air vehicle delivery in support of the Air Force’s Skyborg program. In December 2020, Kratos was awarded a $37.7 million contract from the AFLCMC/WA Advanced Aircraft Program Executive Office for the Skyborg Delivery Order 2 to integrate, test and deliver XQ-58A Valkyrie aircraft. The contract includes three phases of design, integration, and flight testing of the XQ-58A Valkyrie system, integrating multiple customer-defined mission payloads and customer-defined autonomy in coordination/cooperation with the Skyborg System Design Agent, Leidos. Kratos currently works in partnership with Leidos’ Dynetics on the Gremlins Program. In addition, in December we received a $17.8 million award from the AFRL for work in support of the government’s LCAAT efforts, including as related to the XQ-58A Valkyrie.
•In December 2020, the Kratos Valkyrie UAS AttritableONE completed a successful demonstration flight enabling the F-22 and F-35 5th generation fighters to fly in formation together in a test led by an integrated ABMS acquisition team comprised of AFRL and Air Force Life Cycle Management Center personnel, in conjunction with Eglin Air Force Base’s 46th Test Squadron.
•We were awarded one of four prime contract awards from DARPA for the Gremlins program. Under the Gremlins program, DARPA envisions a swarm of approximately 20 high performance unmanned aerial vehicles that are deployed by an inflight aircraft, and are later recovered, inflight, by an aircraft. The approximate $3.9 million Phase I contracts were awarded to four competing companies, with the intent to ultimately down select to one finalist company over a period of approximately 36 months. In 2017, we successfully advanced to Phase II of the Gremlin’s program, with Kratos providing the Gremlin air vehicle drone system. A second successful flight test was completed in July 2020, satisfying major technical and program milestones while significantly reducing risk. The third flight demonstration was successfully performed in November 2020, which was originally scheduled for earlier in 2020 and was delayed due to COVID-19 related and range restrictions.

Capitalize on corporate infrastructure investments. In recent periods, we have made significant investments in our senior management and corporate infrastructure related to cybersecurity threats to our Company, increased and changing regulations we are subject to, and the changing national security industry environment. These investments also included hiring senior executives with significant experience in the national security industry, hiring firms to support us on Capitol Hill, Congressionally and with our customers, strengthening our internal controls over financial reporting and accounting staff in support of increasing public company reporting requirements, expanding our infrastructure in response to increases in cybersecurity protection and related regulatory requirements, and expanding our backlog and bid and proposal pipeline. We expect to be allocating additional resources in our pursuit of new, larger and highly technical prime contract opportunities. We believe our management experience and corporate infrastructure can support a company with a much larger revenue base than ours. Accordingly, we believe that, to the extent our revenue grows, we will be able to leverage this infrastructure base and increase our operating margins.
Customers
A representative list of government customers in our KGS and US segments during 2020 included the U.S. Air Force, U.S. Army, U.S. Navy, U.S. Marines, Missile Defense Agency, Space Command, the National Aeronautics and Space Administration, foreign military sales (“FMS”), the U.S. Southern Command, STRATCOM, the Strategic Capabilities Office (SCO), DIU or DIUx, the Rapid Capabilities Offices, the U.S. intelligence community and certain confidential customers. A representative list of non-government customers during 2020 included tier one, large U.S. Government contractors and system integrators such as Northrop Grumman, Lockheed Martin, General Dynamics, Raytheon Technologies, BAE Systems, L3Harris, General Atomics and Boeing, as well as Microsoft, Amazon, Siemens, and Rolls Royce.

Revenue from the U.S. Government (which includes FMS) includes revenue from contracts for which we are the prime contractor as well as those for which we are a subcontractor and the ultimate customer is the U.S. Government. Revenues from U.S. Government agency customers in aggregate accounted for approximately 73%, 71% and 72% of total revenues in 2020, 2019, and 2018, respectively.

Backlog

Effective January 1, 2018, we adopted the requirements of Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), utilizing the modified retrospective method as discussed in Note 1 of the Notes to Consolidated Financial Statements contained within this Annual Report. Since our adoption of ASC 606, revenues from remaining performance obligations, also referred to as total backlog, are now calculated as the dollar value of our remaining performance obligations on executed contracts. As of December 27, 2020 and December 29, 2019, our backlog was approximately $922.2 million and $601.2 million, respectively, of which $643.3 million was funded in 2020 and $501.3 million was funded in 2019. We expect to recognize approximately 51.0% of the remaining total backlog as revenue in 2021, an additional 18.0% in 2022 and the balance thereafter.

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

Human Capital Management
As of December 27, 2020, we had a work force of approximately 3,200 full-time, part-time and on-call employees in approximately 13 countries. Our employees are our greatest asset, and the ability to recruit, retain, fairly compensate, and develop our workforce is critical to Kratos’ success.

We work diligently to attract the best talent from a diverse range of sources in order to meet the current and future demands of our business. We have established relationships with local job networks and educational institutions to proactively attract a diverse pool of talent. We also strive to provide a compensation and benefits package that will attract, retain, and motivate employees and reward their performance, including competitive market-based pay and comprehensive benefits. In addition to earning a base salary, eligible employees are compensated for their contributions to the Company’s goals with both short-term cash incentives and long-term equity-based incentives. We are committed to providing fair and equitable pay for employees, utilizing both external and internal benchmarking tools to do so. Eligible employees in the U.S. also have access to a wide range of benefits including medical, dental, and vision plans; life insurance, disability insurance and identity theft insurance; savings and retirement plans; an employee stock purchase plan; and other resources. Programs and benefits differ internationally for a variety of reasons, such as local legal requirements and market practices.

We are also committed to employee development. The Company maintains talent and succession planning processes, including annual reviews and regular touchpoint reviews throughout the year, and periodic succession review of executive management by the Company’s chief executive officer and board of directors. We also provide training opportunities for employees at all levels, including live and online training, on the job training, and tuition reimbursement for formal continuing education. Our training program also includes compliance training to regularly promote and reinforce the Company’s culture of ethics and integrity in business.

Guided by our values, we are committed to creating a company where everyone is included and respected, and where we support each other in reaching our full potential. We are committed to diverse representation across all levels of our workforce to reflect the vibrant and thriving diversity of the communities in which we live and work.

Competition
Our market is competitive and includes a number of companies in the U.S. defense and national security industries. Most of the companies that we compete against have significantly greater financial, technical, marketing and other resources and generate greater revenues than we do. Competition in the KGS and US segments include tier one, large U.S. Government contractors and system integrators such as Northrop Grumman, Lockheed Martin, General Dynamics, Raytheon Technologies, BAE Systems, L3Harris, General Atomics and Boeing. While we view other government contractors as competitors, we also team with these same companies in joint proposals or in the delivery of our products, solutions and services for customers. Tier two competitors include smaller government contractors such as Mercury Systems, Qinetiq, Cobham, Aerojet Rocketdyne and AAR Corp. Intense competition and long operating cycles are key characteristics of our business within the defense industry. It is also common in the defense industry for work on major programs to be shared among a number of companies. A company competing to be a prime contractor or subcontractor on an award may, upon final award of the contract to another competitor, become a subcontractor for the final prime contractor. It is not unusual to compete for a contract award with a peer company and simultaneously perform as a supplier to or be a customer of that same competitor on other contracts, or vice versa. The nature of major defense programs, conducted under binding contracts, allows companies that perform well to benefit from a level of program continuity not frequently found in other industries.
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
In the U.S. defense, IT, and services markets, the U.S. Government has stressed competition and affordability or low cost in connection with its future procurement of products and services. This has led to fewer sole source awards, as well as more emphasis on cost competitiveness, with contract awards issued on a Low Price Technically Acceptable (“LPTA”) basis rather than a best value basis, which has negatively impacted certain areas of our Defense and Rocket Support Services (“DRSS”) business in our KGS segment and in our training services business. In addition, competitor bid protests have become more prevalent in the current competitive environment, resulting in further delay of contract procurement activity.
Research and Development
    We believe that our future success depends upon our ability to continue to rapidly develop new products and services, and enhancements to and applications for our existing products and services, to be delivered at an affordable cost. Our research and development expenses were $27.0 million, $18.0 million and $15.6 million in 2020, 2019, and 2018, respectively. We intend to continue our focus on research and development as a key strategy for growth, which will focus on investments in those fields that we believe will offer the greatest opportunity for growth and profitability. Our current primary internal research and development (“IR&D”) focus areas include satellite communications and signal monitoring, unmanned systems, electronic products, and turbine technologies.

Intellectual Property
We believe that our continued success depends in large part on our proprietary technology, the intellectual skills of our employees and the ability of our employees to continue to innovate. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights.
As of December 27, 2020, we held a number of U.S. and foreign patents. Patents applicable to specific products extend for varying periods according to the date of patent application filing or patent grant and the legal term of patents in the various countries where patent protection is obtained. We do not consider our business to be materially dependent upon any individual patent, and we do not believe that our business would be materially affected by the expiration of any particular intellectual property right. We will continue to file and pursue patent applications when and where appropriate to attempt to protect our rights in our proprietary technologies. We also encourage our employees to continue to invent and develop new technologies so as to maintain our competitiveness in the marketplace.

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
Government Regulation
We are subject to various government regulations, including various U.S. Government regulations as a contractor and subcontractor to the agencies of the U.S. Government. Among the most significant U.S. Government regulations affecting our business are:
•the Federal Acquisition Regulations and supplemental agency regulations, which comprehensively regulate the formation, administration, and performance under government contracts;
•the Truthful Cost or Pricing Data Statute (formerly the Truth in Negotiations Act), which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;
•the Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under cost-based government contracts;
•the Foreign Corrupt Practices Act, which prohibits U.S. companies from providing anything of value to a foreign official to help obtain, retain or direct business, or obtain any unfair advantages;
•the False Claims Act and the False Statements Act, which, respectively, impose penalties for payments made on the basis of false facts provided to the government and impose penalties on the basis of false statements, even if they do not result in a payment; and
•laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.
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

Environmental
Our manufacturing operations are subject to many requirements under environmental laws and regulations. In the U.S., the U.S. Environmental Protection Agency and similar state agencies administer laws that restrict the emission of pollutants into the air, discharges of pollutants into bodies of water and disposal of pollutants in the ground. Violations of these laws can result in significant civil and criminal penalties and incarceration. The failure to obtain a permit for certain activities may be a violation of environmental law and subject the owner and operator to civil and criminal sanctions. Most environmental agencies also have the power to shut down an operation if it is operating in violation of environmental law. U.S. laws also allow citizens to bring private enforcement actions in some situations. Outside the U.S., the environmental laws and their enforcement vary and may be more burdensome.

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
We have management programs and processes in place that are intended to achieve compliance with, and minimize the potential for violations of, applicable environmental laws and regulations.
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
Risk Factors Summary
Risks Related to our Business
•The U.S. Government provides a significant portion of our revenue, and our business could be adversely affected by changes in the fiscal policies of the U.S. Government and governmental entities.
•Significant delays or reductions in appropriations for our programs and U.S. Government funding more broadly may negatively impact our business and programs and could have a material adverse effect on our financial position, results of operations and/or cash flows.
•If we fail to establish and maintain important relationships with government agencies and prime contractors, our ability to successfully maintain and develop new business may be adversely affected.
•The loss of one or more of our largest customers, programs, or applications could adversely affect our results of operations.
•Many of our contracts contain performance obligations that require innovative design capabilities, are technologically complex, require state-of-the-art manufacturing expertise, or are dependent upon factors not wholly within our control. Failure to meet these obligations could adversely affect our profitability and future prospects. Early termination of client contracts or contract penalties could adversely affect our results of operations.
•If our subcontractors or suppliers fail to perform their contractual obligations, our performance and reputation as a contractor and our ability to obtain future business could suffer.
•We face intense competition from many competitors that have greater resources than we do, which could result in price reductions, reduced profitability or loss of market share.
•If the UAS and UGS markets do not experience significant growth, if we cannot expand our customer base or if our products do not achieve broad acceptance, then we may not be able to achieve our anticipated level of growth.
•Loss of our General Services Administration (“GSA”) contracts or government-wide acquisition contracts could impair our ability to attract new business.
•Government contracts differ materially from standard commercial contracts, involve competitive bidding and may be subject to cancellation or delay without penalty.
•We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our revenue in future periods below the levels anticipated.
•A preference for minority-owned, small and small disadvantaged businesses could impact our ability to be a prime contractor and limit our opportunity to work as a subcontractor on certain governmental procurements.
•U.S. Government in-sourcing could result in loss of business opportunities and personnel.
•Our business could be negatively impacted by cyber and other security threats or disruptions.
•Our products are complex and could have unknown defects or errors, which may increase our costs, harm our reputation with customers, give rise to costly litigation, or divert our resources from other purposes.
•Due to the volatile and flammable nature of certain components of our products and equipment, fires or explosions may disrupt our business or cause significant injuries, which could adversely affect our financial results.
•Our margins and operating results may suffer if we experience unfavorable changes in the proportion of cost-plus-fee or fixed-price contracts in our total contract mix.
•We have incurred and may continue to incur goodwill impairment charges in our reporting entities, which could harm our profitability.
•Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited. We may be required to record valuation allowances on our net operating loss carryforwards in future periods, which could harm our profitability.

Risks Related to our Operations
•Our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the outbreak of coronavirus disease 2019 (COVID-19) in many countries across the globe, including the United States.
•We may need additional capital to fund the growth of our business, and financing may not be available on favorable terms or at all.

•Our cash may be subject to a risk of loss and we may be exposed to fluctuations in the market values of our portfolio investments and in interest rates.
•Past acquisitions and future acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources.
•The loss of any member of our senior management could impair our relationships with U.S. Government customers and disrupt the management of our business.
•If we fail to attract and retain skilled employees or employees with the necessary national security clearances, we might not be able to perform under our contracts or win new business.
•We are subject to the requirements of the National Industrial Security Program Operating Manual for our facility security clearance, which is a prerequisite to our ability to perform on classified contracts for the U.S. Government.
•We will be subject to the new DoD Cybersecurity Maturity Model Certification (“CMMC”) requirement recently issued by the Pentagon which may limit our ability to bid and win projects. The cost for the new CMMC requirement may be significant.

Risks Related to our International Operations
•Revenues derived from our international business could be subject to global economic downturn and hardship.
•Our international business exposes us to additional risks, including the possibility of war and terrorist events which could impact our international operations such as Microwave Electronics, which is headquartered in Israel.

Risks Related to our Long-Term Borrowings
•We have substantial long-term borrowings, which could adversely affect our cash flow, financial condition and business.
•We and our subsidiaries may incur more debt, which may increase the risks associated with our leverage, including our ability to service our indebtedness.
•A portion of our business is conducted through foreign subsidiaries, and the failure to generate sufficient cash flow from these subsidiaries, or otherwise repatriate or receive cash from these subsidiaries, could result in our inability to repay our indebtedness.
•The agreements governing our debt impose significant operating and financial restrictions on us and our subsidiaries that may prevent us and our subsidiaries from pursuing certain business opportunities and restrict our ability to operate our business.

Risks Related to our Intellectual Property
•We may be unable to protect our intellectual property rights.
•Disclosure of trade secrets could cause harm to our business.

Risks Related to Regulatory, Environmental and Legal Issues
•Our failure to comply with complex procurement laws and regulations could cause us to lose business and subject us to a variety of penalties.
•Our contracts and administrative processes and systems are subject to audits and cost adjustments by the U.S. Government, which could reduce our revenue, disrupt our business or otherwise adversely affect our results of operations.
•We are subject to environmental laws and potential exposure to environmental liabilities. This may affect our ability to develop, sell or rent our property or to borrow money where such property is required to be used as collateral.

Risks Related to Our Common Stock
•Some of our contracts with the U.S. Government are classified, which may limit investor insight into portions of our business.

For a more complete discussion of the material risks facing our business, see below.

Risks Related to Our Business
The U.S. Government provides a significant portion of our revenue, and our business could be adversely affected by changes in the fiscal policies of the U.S. Government and governmental entities.
    In fiscal 2020, 2019 and 2018, we generated 73%, 71% and 72%, respectively, of our total revenues from contracts with the U.S. Government (including all branches of the U.S. military and FMS), either as a prime contractor or a subcontractor. We expect to continue to derive most of our revenues from work performed under U.S. Government contracts. See the Industry Update section in Item 1 “Business” contained within this Annual Report for a discussion of the current budgetary and funding constraints on U.S. Government spending and legislation enacted to reduce the U.S. federal deficit. As a result, we have experienced and expect to continue to experience reduced or delayed awards on some of our programs, with a related negative impact to our revenues, earnings and cash flows. Competitor bid protests also have become more prevalent in the current competitive environment resulting from decreased government spending, which has led to further contract award delays. In addition, any future changes to the fiscal policies of the U.S. Government and foreign governmental entities may decrease overall government funding for defense and homeland security, result in delays in the procurement of our products and services due to lack of funding, cause the U.S. Government and government agencies to reduce their purchases under existing contracts, or cause them to exercise their rights to terminate contracts at-will or to abstain from exercising options to renew contracts, any of which would have an adverse effect on our business, financial condition, results of operations and/or cash flows.
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
    The budget environment, including budget caps mandated by the BCA for fiscal years 2021 and 2022, and uncertainty surrounding the debt ceiling and the appropriations process, remain significant short and long-term risks. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the Administration and Congress, what challenges budget reductions (required by the BCA and otherwise) will present for the defense industry and whether annual appropriations bills for all agencies will be enacted in a timely manner. If annual appropriations bills are not timely enacted, the U.S. Government may again operate under a continuing resolution, restricting new contract or program starts, presenting resource allocation challenges and placing limitations on some planned program budgets, and we may face another government shutdown of unknown duration. If a prolonged government shutdown of the DoD were to occur, it could result in program cancellations, disruptions and/or stop work orders and could limit the U.S. Government’s ability to effectively progress programs and to make timely payments, and our ability to perform on our U.S. Government contracts and successfully compete for new work.
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
The loss of one or more of our largest customers, programs, or applications could adversely affect our results of operations.
We are dependent on a small number of customers for certain large programs that represent a large portion of our revenues. A significant decrease in the sales to or loss of any of these programs or our major customers would have a material adverse effect on our business and results of operations. In fiscal 2020 and 2019, the U.S. Air Force accounted for 22.5% and 21.3% respectively, of our total revenues and the U.S. Navy accounted for 12.5% and 14.4%, respectively, of our total revenues. No assurance can be given that our customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations. We believe that the USAF BQM-167, USN BQM-177, and the GBSD programs could be a large portion of our future revenues in the coming years, and the loss or cancellation of any of these programs could adversely affect our future results. Further, new programs may yield lower margins than legacy programs, which could result in an overall reduction in gross margins.
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
We are also required to procure certain materials and parts from supply sources approved by the U.S. Government. The inability of a supplier to meet our needs or the appearance of counterfeit parts in our products could have a material adverse effect on our financial position, results of operations or cash flows.
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
In connection with our U.S. Government contracts, we are required to procure certain materials, components and parts from supply sources approved by the customer. We are also facing increased and changing regulatory requirements, many of which apply to our subcontractors and suppliers. In some cases, there may be only one supplier for certain components. If a sole source supplier cannot meet our needs or is otherwise unavailable, we may be unable to find a suitable alternative.
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

Many of our competitors have greater financial, technical, marketing and public relations resources, larger customer bases and greater brand or name recognition than we do. Such competitors may be able to utilize their substantially greater resources and economies of scale to, among other things:

•divert sales from us by winning very large‑scale government contracts, a risk that is enhanced by the recent trend in government procurement practices to bundle services into larger contracts and the recent trend of making award determinations on a LPTA basis;
•divert sales from us by the award of government contracts to our competitors who may be willing to bid at substantially lower prices;
•force us to charge lower prices; or
•adversely affect our relationships with current customers, including our ability to continue to win competitively awarded engagements in which we are the incumbent.

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

For the fiscal year ended December 27, 2020, our US segment accounted for 25.0% of our total revenue. We cannot accurately predict the future growth rate or size of this market. Demand for our products may not increase, or may decrease, either generally or in specific markets, for particular types of products or during particular time periods. There are only a limited number of programs under which the U.S. military, our primary customer, is currently funding the development or purchase of our UAS and UGS products. Although we are seeking to expand our US customer base to include foreign governments, domestic non-military agencies and commercial customers, we cannot assure that our efforts will be successful. The expansion of the UAS and UGS markets in general, and the market for our products in particular, depends on a number of factors, including the following:

•customer satisfaction with these types of systems as solutions;
•the cost, performance and reliability of our products and products offered by our competitors;
•customer perceptions regarding the effectiveness and value of these types of systems;

•limitations on our ability to market our US products and services outside the U.S. due to U.S.
    Government regulations; and
•marketing efforts and publicity regarding these types of systems.

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
Government contracts frequently include provisions that are not standard in private commercial transactions and are subject to laws and regulations that give the U.S. Government rights and remedies not typically found in commercial contracts, including provisions permitting the U.S. Government to:
•terminate our existing contracts;
•reduce potential future income from our existing contracts;
•modify some of the terms and conditions in our existing contracts;
•suspend or permanently prohibit us from doing business with the U.S. Government or with any specific government agency;
•impose fines and penalties;
•subject us to criminal prosecution;
•suspend work under existing multiple year contracts and related task orders if the necessary funds are not appropriated by Congress;
•decline to exercise an option to extend an existing multiple year contract; and
•claim rights in technologies and systems invented, developed or produced by us.

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

As a defense contractor, we face various cyber and other security threats, including attempts to gain unauthorized access to sensitive information and networks; insider threats; threats to the safety of our directors, officers and employees; threats to the security and viability of our facilities, infrastructure and supply chain; and threats from terrorist acts or other acts of aggression. Our customers and partners (including our supply chain and joint ventures) face similar threats and growing requirements. Although we utilize various procedures and controls to monitor and mitigate the risk of these threats, there can be no assurance that these procedures and controls will be sufficient. The occurrence of some of these risks may be increased due to the increase in remote working by our employees, suppliers, contractors and other third parties due to the COVID-19 pandemic. Such an incident could lead to losses or unauthorized disclosure of sensitive information or capabilities; theft or exposure of data; harm to personnel, infrastructure or products; regulatory actions; and/or financial liabilities, as well as potential damage to our reputation as a government contractor and provider of cyber-related or cyber-protected goods and services.

Cyber threats are continuously evolving and include, but are not limited to: malicious software, destructive malware, attempts to gain unauthorized access to data, disruption or denial of service attacks, and other electronic security breaches that could lead to disruptions in mission critical systems; unauthorized release of confidential, personal or otherwise protected information (our Company's information or that of our employees, customers or partners); corruption of data, networks or systems; harm to individuals; and loss of assets. In addition, we could be impacted by cyber threats or other disruptions or vulnerabilities found in products we use or in our partners’ or customers’ systems that are used in connection with our business. These events, if not prevented or effectively mitigated, could damage our reputation, require remedial actions and lead to loss of business, regulatory actions, potential liability and other financial losses.

We provide systems, products and services to various customers (both government and commercial) who also face cyber threats. Our systems, products and services may themselves be subject to cyber threats and/or they may not be able to detect or properly deter threats, or effectively to mitigate resulting losses. These losses could adversely affect our customers and our Company.

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
We create, implement and maintain IT solutions that are often critical to our customers’ operations. We have experienced, and may in the future experience, some systems and service failures, schedule or delivery delays and other problems in connection with our work. If we experience these problems, we may:
•lose revenue due to adverse customer reaction;
•be required to provide additional services to a customer at no charge;
•cause customers to postpone, cancel or fail to renew contracts;
•receive negative publicity, which could damage our reputation and adversely affect our ability to attract or retain customers; and
•suffer claims for substantial damages.

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
Additional factors that may cause our financial results to fluctuate from quarter to quarter include those addressed elsewhere in this Item 1A “Risk Factors” and the following factors, among others:
•the terms of customer contracts that affect the timing of revenue recognition;
•variability in demand for our services and solutions;
•commencement, completion or termination of contracts during any particular quarter;
•timing of shipments and product deliveries;
•timing of award or performance incentive fee notices;
•timing of significant bid and proposal costs;
•the costs of remediating unknown defects, errors or performance problems of our product offerings;
•variable purchasing patterns under GSA contracts, GWACs, blanket purchase agreements and other IDIQ contracts;
•restrictions on and delays related to the export of defense articles and services;
•costs related to government inquiries;
•strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs and joint ventures;
•strategic investments or changes in business strategy;
•changes in the extent to which we use subcontractors;
•seasonal fluctuations in our staff utilization rates;
•changes in our effective tax rate, including changes in our judgment as to the necessity of the valuation allowance recorded against our deferred tax assets; and
•the length of sales cycles.

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

Although fixed-price contracts entail a greater risk of a reduced profit or financial loss on a contract compared to other types of contracts we enter into, fixed-price contracts typically provide higher profit opportunities because we may be able to benefit from cost savings and operating efficiencies. In contrast, cost-plus-fee contracts are subject to statutory limits on profit margins and generally are the least profitable of our contract types. Our U.S. Government customers typically determine what type of contract we enter into. Cost-plus-fee and fixed-price contracts in our federal business accounted for approximately 26% and 69%, respectively, of our federal business revenues for the year ended December 27, 2020. To the extent that we enter into more cost-plus-fee or less fixed-price contracts in proportion to our total contract mix in the future, our margins and operating results may suffer. Our operating results may also suffer to the extent we have a contract mix that is focused on developmental projects, which are typically at lower profit margins as compared to margins on production projects.

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
If we fail to respond to commercial industry cycles in terms of our cost structure, manufacturing capacity, and/or personnel needs, our business could be seriously harmed.

The timing, length, and severity of the up-and-down cycles in the commercial and defense industries are difficult to predict. This cyclical nature of the industries in which we operate affects our ability to accurately predict future revenue, and in some cases, future expense levels. During down cycles in our industry, the financial results of our customers may be negatively impacted, which could result not only in a decrease in orders but also a weakening of their financial condition that could impair our ability to recognize revenue or to collect on outstanding receivables. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. We must be in a position to adjust our cost and expense structure to reflect prevailing market conditions and to continue to motivate and retain our key employees. If we fail to respond to fluctuating market conditions our business could be seriously harmed. In addition, during periods of rapid growth, we must be able to increase engineering and manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. Each of these factors could adversely impact our operating results and financial condition.
We face significant risks in the management of our inventory, and failure to effectively manage our inventory levels may result in product recalls or supply imbalances that could harm our business.

We maintain a variety of parts and components in inventory to allow us to customize our products for specific customer requirements, which parts are subject to obsolescence and expiration. Due to the long-lead time for obtaining certain product components and the manufacturing cycles, we need to make forecasts of demand and commit significant resources towards manufacturing our products. As such, we are subject to significant risks in managing the inventory needs of our business during the year, including estimating the appropriate demand for our products. Should orders and market conditions differ significantly from our estimates, our future results of operations could be materially adversely affected. In the future, we may be required to record write-downs of finished products and materials on-hand and/or additional charges for excess purchase commitments as a result of future changes in our sales forecasts or customer orders, which could have a negative impact on our business, financial condition, and results of operations.

We have incurred and may continue to incur goodwill impairment charges in our reporting entities, which could harm our profitability.
As of December 27, 2020, goodwill represented approximately 31% of our total assets. We test for impairment annually. If impairment testing indicates that the carrying value of a reporting unit exceeds its fair value, the goodwill of the reporting unit is deemed impaired. Accordingly, an impairment charge would be recognized for that reporting unit in the period identified.
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

Given the current market conditions and continued economic uncertainty in the U.S. defense industry, including sequestration and issues surrounding the national debt ceiling and recent COVID-19 related impacts to certain of our businesses, our future revenues, profits and cash flows could be substantially lower than our current projections. Market conditions, including increased price competitiveness specifically in the government services space, and procurements awarded on an LPTA rather than a best value basis, can significantly impact our projections, which specifically resulted in an impairment of the carrying value in 2017 of our goodwill balance in our DRSS reporting unit within our KGS reportable segment. In addition, our ability to penetrate new international markets could also impact our current projections. Additional market factors could impact our projections and our ability to successfully develop new products and platforms. For example, our US reporting unit forecasts include the successful completion of certain performance criteria on new unmanned systems platforms, and acceptance of new unmanned systems platforms on a technical basis as well as from a political and government budgetary standpoint. In addition, market-based inputs to the calculations in the impairment test, such as weighted average cost of capital, and market multiples, could also be negatively impacted. Such circumstances may result in the future deterioration of the fair value of our reporting units and an impairment of our goodwill. Due to continual changes in market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be impaired in future periods. Any resulting impairment loss could harm our profitability and financial condition.

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
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited. We may be required to record valuation allowances on our net operating loss carryforwards in future periods which could adversely impact our profitability and financial condition.

Federal and state income tax laws impose restrictions on the utilization of net operating loss (“NOL”) and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 of the Internal Revenue Code of 1986, as amended. We believe we underwent an ownership change in March 2010 that limited the Company’s federal annual utilization of NOL carryforwards. If the entire limitation amount is not utilized in a year, the excess can be carried forward and utilized in future years. For the year ended December 27, 2020, there was no impact of such limitations on the income tax provision since the amount of taxable income did not exceed the cumulative annual limitation amount. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOL or other tax attributes may be further limited.

In the fourth quarter of 2020, the Company determined, based upon generation of positive income in the past several years resulting in a cumulative income position, and based upon forecasted future taxable income taking into consideration expected future permanent and temporary timing tax differences, that a significant portion (approximately $80.1 million) of the valuation allowance against the carrying value of its deferred tax assets was no longer necessary. Given the current market conditions and continued economic uncertainty in the U.S. defense industry, including sequestration and issues surrounding the national debt ceiling and recent COVID-19 related impacts to certain of our businesses, our future revenues, profits, cash flows, and taxable income could be substantially lower than our current projections. Market conditions, including increased price competitiveness specifically in the government services space, and procurements awarded on an LPTA rather than a best value basis, can significantly impact our projections. In addition, our ability to penetrate new international markets could also impact our current projections. Additional market factors could impact our projections and our ability to successfully develop new products and platforms. For example, our US reporting unit forecasts include the successful completion of certain performance criteria on new unmanned systems platforms, and acceptance of new unmanned systems platforms on a technical basis as well as from a political and government budgetary standpoint. In addition, reforms or changes to current tax regulations could impact the future utilization of our NOLs. Such circumstances may result in the expiration of our NOLs before we are able to utilize them, which could result in a requirement to record valuation allowances. Due to continual changes in market and general business conditions, we cannot predict whether, and to what extent, a valuation allowance may be required in future periods. Any resulting valuation allowances on our NOL carryforwards that are required to be recorded in future periods could adversely impact our profitability and financial condition.

We expect to incur substantial research and development costs and devote significant resources to identifying and developing new products and services, which could significantly reduce our profitability and may never result in revenue to us.
    Our future growth depends on penetrating new markets, adapting existing products to new applications, and introducing new products and services that achieve market acceptance. We plan to incur substantial research and development costs as part of our efforts to design, develop and commercialize new products and services and enhance existing products. We spent $27.0 million, or 3.6% of our revenue, in our fiscal year ended December 27, 2020 on internally funded research and development activities. We believe that there are significant investment opportunities in a number of business areas. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the future. Further, our research and development programs may not produce successful results, and our new products and services may not achieve market acceptance, create additional revenue or become profitable, which could materially harm our business, prospects, financial results and liquidity.

Risks Related to Our Operations

Our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the outbreak of COVID-19 in many countries across the globe, including the United States.

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world, including the U.S. Government and state and local governments, implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

We are a company operating in a “critical infrastructure industry”, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we currently continue to operate, including our international operations. Notwithstanding our continued operations, COVID-19 has had negative impacts on certain of our operations, our supply chain, vendors, transportation networks and customers, which have reduced certain of our sales and our margins, including as a result of preventative and precautionary measures that we, our suppliers, other businesses and governments are taking. The COVID-19 outbreak is a widespread public health crisis that is adversely affecting the economies and financial markets globally. Any resulting economic downturn could adversely affect demand for our products. The progression of this matter could also negatively impact our business or results of operations through the temporary or extended closure of our operating locations or those of our customers or suppliers.

The ability of our employees, our suppliers’ employees and our customers’ employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or as a result of the control measures noted above, which may significantly hamper our production and operations, including throughout the supply chain. In addition to the $900 billion in stimulus relief for the COVID-19 pandemic included in the current spending bill, on March 27, 2020, the CARES Act, a $2 trillion economic relief bill was signed into law. We are continuing to evaluate the impact of the CARES Act including related stimulus and economic relief actions on our business.

Since the end of our first quarter, COVID-19 has continued to impact our customers, markets and operations, including supply chain disruptions, delays of certain supplier deliveries, difficulties gaining access to certain locations, difficulties gaining access to customers, and decreased demand requirements of certain of our commercial aero, power and satcom customers. Importantly, COVID-19 customer and contractor-related travel and social distancing restrictions have delayed a number of our target drone, tactical drone and rocket system programs, missions and exercises. The extent to which COVID-19 may further impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. While we currently do not expect this matter to have a material impact on our results of operations, cash flows and financial position, the current level of uncertainty over the economic, business and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time.

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

Our cash may be subject to a risk of loss and we may be exposed to fluctuations in the market values of our portfolio investments and in interest rates.

Our assets include a significant amount of cash and investments. We adhere to an investment policy set by our board of directors which aims to preserve our financial assets, maintain adequate liquidity and maximize returns. We believe that our cash is held in institutions whose credit risk is minimal and that the value and liquidity of our deposits are accurately reflected in our Consolidated Financial Statements as of December 27, 2020. We currently invest the majority of our cash in institutional U.S. money market funds, institutional U.S. treasury money market funds, U.S. treasuries, and U.S. government agency securities, the performance of which are subject to additional market risks related to their respective issuers. Nearly all of our cash and bank deposits are not insured by the Federal Deposit Insurance Corporation. Therefore, our cash and any bank deposits that we now hold or may acquire in the future may be subject to risks, including the risk of loss or of reduced value or liquidity. In the future, should we determine that there is a decline in value of any of our portfolio securities which is not temporary in nature, this would result in a loss being recognized in our Consolidated Financial Statements.

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

We have in the past and may, in the future, acquire additional businesses that we believe could complement or expand our business or increase our customer base. Whether we realize the anticipated benefits from these acquisitions and related activities depends, in part, upon our ability to integrate the operations of the acquired business, the performance of the underlying product and service portfolio, and the performance of the management team and other personnel of the acquired operations. Integrating the operations of acquired businesses successfully or otherwise realizing any of the anticipated benefits of acquisitions, including anticipated cost savings and additional revenue opportunities, involves a number of potential challenges. The failure to meet these integration challenges could seriously harm our financial condition and results of operations. Realizing the benefits of acquisitions depends in part on the integration of operations and personnel. These integration activities are complex and time-consuming, and we may encounter unexpected difficulties or incur unexpected costs, including:

•our inability to achieve the operating synergies anticipated in the acquisitions;
•diversion of management attention from ongoing business concerns to integration matters;
•difficulties in consolidating and rationalizing IT platforms and administrative infrastructures;
•complexities associated with managing the geographic separation of the combined businesses and consolidating multiple physical locations where management may determine consolidation is desirable;
•difficulties in integrating personnel from different corporate cultures while maintaining focus on providing consistent, high quality customer service;
•difficulties or delays in transitioning U.S. Government contracts pursuant to federal acquisition regulations;
•challenges in demonstrating to customers of Kratos and to customers of acquired businesses that the acquisition will not result in adverse changes in customer service standards or business focus;
•possible cash flow interruption or loss of revenue as a result of change of ownership transitional matters; and
•inability to generate sufficient revenue to offset acquisition costs.

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
We may need to invest in new information technology systems and infrastructure to scale our operations.
We may need to adopt new information technology systems and infrastructure to scale our business and obtain the synergies from prior and future acquisitions. Our information technology and business systems and infrastructure could create product development or production work stoppages, unnecessarily increase our inventory, negatively impact product delivery times and quality, and increase our compliance costs. Failure to invest in newer information technology and business systems and infrastructure may lead to operational inefficiencies and increased compliance costs and risks. In addition, an inability to maximize the utility and benefit of our current information technology and business tools could impact our ability to meet cost reduction and planned efficiency and operational improvement goals.
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
We will be subject to the new DoD CMMC requirement recently issued by the Pentagon which may limit our ability to bid and win projects. The cost for the new CMMC requirement may be significant.
The Pentagon, on January 31, 2020, released the official version of its unified Cybersecurity standard that all contractors must meet by 2026. This standard, the CMMC, will apply to any company that does business with the Department of Defense. CMMC will also apply to subcontractors as well as prime contractors. The DoD has stated that it expects a roll-out of this requirement over a five-year timeline. CMMC borrows heavily from the existing NIST Cybersecurity Framework, and intends to rely heavily on a CMMC accrediting body. The DoD is currently drafting a memorandum of understanding to establish rules, roles and responsibilities between it and the accrediting body. Once up and running, companies will be able to apply for certification through a portal run by the accrediting body. The CMMC certification will be good for three years; with it, companies will be able to bid on contracts across the DoD and military services. There will be five levels of certification, Level 1 through Level 5. The new certification will not be required for existing contracts already signed, only on new contracts. In December 2020, the DoD disclosed the first seven contracts that are likely to be the initial test cases for the first “pathfinder” solicitations mandating CMMC. It is expected to take until 2026 to bring all contractors into compliance, since five years is the typical duration of a government contract. Contractors are required to flow the CMMC requirements down to all subcontracts except those for Commercial Off the Shelf (COTS) items. Additionally, a contractor may not award a subcontract unless the subcontractor has a current assessment in the Supplier Performance Risk System (SPRS). Because contractors only have access to their own information, contractors may need to rely on certifications from subcontractors for this requirement.
Under CMMC, contractors will no longer “self-attest” they meet a given standard. Instead, Pentagon approved third parties will assess each company, at the company’s expense. There will be no fines for non-compliance, however contractors will not be able to be awarded new contracts that require a particular level of certification without the required certification.
We may be unable to bid on new contract awards or on follow-on awards for existing work, depending on the level of standard as required for each solicitation, which could adversely impact our revenues, operating margins and cash flows. The cost to comply with the new CMMC requirement may be significant. Further, we may be negatively impacted by our subcontractors if they are not compliant with these requirements.
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

Our international business represents 19% of our total revenue for the year ended December 27, 2020, which may be impacted by changes in foreign national priorities and government budgets and may be further impacted by global economic conditions and fluctuations in foreign currency exchange rates. Continued international economic uncertainty and reductions in consumer spending may result in reductions in our revenue. In particular, recent events have caused increased attention on U.S. defense sales to the Kingdom of Saudi Arabia (“KSA”). Although we currently do not expect to be prevented from doing business in KSA, which currently represents nearly 5% of our sales (which are through FMS), if government action impairs our ability to fulfill our contractual obligations or otherwise to continue to do business in KSA, it could have an adverse effect on our financial results.

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
    Our operations outside of the U.S. are subject to risks that are inherent in conducting business under non-U.S. laws, regulations and customs, including those related to:

•foreign currency exchange rate fluctuations, potentially reducing the U.S. dollars we receive for sales denominated in foreign currency or reducing our profits when we pay for materials, subcontractors and payroll denominated in foreign currency ;
•the possibility that unfriendly nations or groups could boycott our solutions;
•political conditions in the markets in which we operate;
•potential increased costs associated with overlapping tax structures;
•import-export control;
•the ability to obtain required U.S. Government agency issued export licenses to ship our product overseas;
•more limited protection for intellectual property rights in some countries;
•difficulties and costs associated with staffing and managing foreign operations;
•unexpected changes in regulatory requirements;
•the difficulties of compliance with a wide variety of foreign laws and regulations;
•longer accounts receivable cycles in certain foreign countries, whether due to cultural differences, exchange rate fluctuation or other factors;
•technology and data transfer restrictions;
•changes to our distribution networks;
•our employees; and
•war and terrorist events, including impacts to our international operations such as Microwave Electronics, which is headquartered in Israel.

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

Violations of the International Traffic in Arms Regulations (“ITAR”) or other applicable trade compliance regulations could result in significant sanctions including fines, more onerous compliance requirements and debarments from export privileges or loss of authorizations needed to conduct aspects of our international business. A violation of ITAR or other applicable trade regulations could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Long-Term Borrowings
We have substantial long-term borrowings, which could adversely affect our cash flow, financial condition and business.
As of December 27, 2020, we had approximately $301.5 million of long-term borrowings outstanding, which is net of $4.1 million of unamortized debt issuance costs. As a result of this indebtedness, our interest payment obligations are significant. The degree to which we are leveraged could have adverse effects on our business, including the following:
•it may limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•it may require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
•it may restrict us from making strategic acquisitions or exploiting business opportunities;
•it may place us at a competitive disadvantage compared to our competitors that have less debt;
•it may limit our ability to borrow additional funds;
•it may prevent us from raising the funds necessary to repurchase our outstanding 6.5% Notes (as defined below) tendered to us if there is a change of control, which would constitute a default under the Indenture (as defined below) governing our 6.5% Notes and under our Credit Agreement; and
•it may decrease our ability to compete effectively or operate successfully under adverse economic and industry conditions.

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
As of December 27, 2020, approximately 9% of our consolidated assets, based on book value, and 15% of our consolidated revenues for the year ended December 27, 2020, were held by foreign subsidiaries, which do not guarantee the 6.5% Notes. Our ability to meet our debt service obligations with cash from foreign subsidiaries will depend upon the results of operations of these subsidiaries and may be subject to legal, contractual or other restrictions and other business considerations. In addition, dividend and interest payments to us from the foreign subsidiaries may be subject to foreign withholding taxes, which would reduce the amount of funds we receive from such foreign subsidiaries. Therefore, to the extent that we must use cash generated in foreign jurisdictions to make principal or interest payments on our debt, there may be a cost associated with repatriating the cash to the U.S. Dividends and other distributions from our foreign subsidiaries may also be subject to fluctuations in currency exchange rates and legal and other restrictions on repatriation, which could further reduce the amount of funds we receive from such foreign subsidiaries.
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
We must comply with laws and regulations relating to the formation, administration and performance of U.S. Government contracts, which affect how we do business with our customers, prime contractors, subcontractors and vendors and may impose added costs on us. New regulations or procurement requirements (including, for example regulations regarding counterfeit and corrupt parts, supply chain diligence and cybersecurity) or changes to current requirements could increase our costs and risk of non-compliance. Our role as a contractor to agencies and departments of the U.S. Government results in our being routinely subject to investigations and reviews relating to compliance with various laws and regulations, including those associated with organizational conflicts of interest, procurement integrity, bid integrity and claim presentation, among others. These investigations may be conducted without our knowledge. Adverse findings in these investigations or reviews can lead to criminal, civil or administrative proceedings, and we could face civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with U.S. Government agencies. In addition, we could suffer serious harm to our reputation and competitive position if allegations of impropriety were made against us, whether or not true. If our reputation or relationship with U.S. Government agencies were impaired, or if the U.S. Government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenue and operating profit would decline.
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

General Risk Factors

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

short selling of our common stock; litigation and government inquiries; political and/or military events associated with current worldwide conflicts; and domestic and foreign economic conditions. Such volatility has had a significant effect on the market prices of many companies’ securities for reasons unrelated to their operating performance and, in the past, has led to securities class action litigation. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected. Our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of December 27, 2020. However, although we continue to devote substantial time and resources to the documentation and testing of our controls, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. Any failure to remediate any future material weaknesses or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our consolidated financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and any trading volume could decline.

The trading market for our securities depends in part on the research and reports that industry or financial analysts publish about us or our business. We do not influence or control the reporting of these analysts. If one or more of the analysts who do cover us downgrade or provide a negative outlook on our Company or our industry, or the stock of any of our competitors, the price of our common stock could decline. If one or more of these analysts ceases coverage of our Company, we could lose visibility in the market, which in turn could cause the price of our common stock to decline.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At December 27, 2020, we owned or leased approximately 1.8 million square feet of floor space at 49 separate locations, primarily in the U.S., for manufacturing, warehousing, research and development, administration and various other uses. At December 27, 2020, we also leased approximately 103 acres of land, which included 98 acres in Ontario, Canada which is used by our recently acquired ASC Signal business. We continually evaluate our current and future space capacity in relation to current and projected future staffing levels. We maintain our properties in good operating condition and believe that the productive capacity of our properties is adequate to meet current contractual requirements and those for the foreseeable future.
We have major operations at the following locations:
Kratos Government Solutions: Huntsville, AL; San Diego, CA; Colorado Springs, CO; Jupiter and Orlando, FL; Baltimore and Lanham, MD; Bristow, OK; Dallastown, PA; Plano, TX, and Alexandria and Chantilly, VA. Locations outside the U.S. include Australia, Canada, England, France, Germany, Israel, Norway, and the United Kingdom.
Unmanned Systems: Huntsville, AL; Roseville and Sacramento, CA; Fort Walton Beach, FL, Ortonville, MI; Oklahoma City, OK, and Round Rock, TX.

Corporate and other locations: San Diego, CA and Round Rock, TX.
The following is a summary of our floor space at December 27, 2020:

Square feet (in thousands)	Owned	Leased	Total
Kratos Government Solutions	517	748	1,265
Unmanned Systems	20	461	481
Corporate (includes San Diego, operations of KGS and US segments)	—	26	26
Total	537	1,235	1,772

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
Holders of Record
On February 19, 2021, there were 344 shareholders of record of our common stock.

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
The following performance graph presents a comparison of the five year cumulative stockholder return on our common stock against the cumulative total return of a broad equity market index, the Russell 2000 Stock Index, and one customized peer group consisting of the companies listed below, for the period commencing December 31, 2015 and ending December 31, 2020. The performance graph assumes an initial investment of $100 in our common stock and in each of the Russell 2000 Stock Index and the peer group, and further assumes that all dividends were reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Kratos Defense & Security Solutions, Inc., the Russell 2000 Index, and Peer Group

$800
$700
$600
$500
$400
$300
$200
$100
$0
12/15
12/16
12/17
12/18
12/19
12/20
Kratos Defense & Security Solutions, Inc
Peer Group
Russell 2000

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

The companies included in the Company’s Peer Group are: AAR Corp., Aerojet Rocketdyne Holdings, Inc., AeroVironment Inc., Comtech Telecommunications Corp., CPI Aerostructures Inc., Ducommun Inc., Frequency Electronics Inc., and Mercury Systems Inc.
Recent Sales of Unregistered Securities; Use of Proceeds
On November 18, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) to acquire all of the issued and outstanding equity securities of 5-D Systems, Inc., a Texas corporation. Pursuant to the Purchase Agreement and the other agreements contemplated thereby, on November 18, 2020, the Company issued 250,374 shares of Common Stock to the selling stockholders in reliance on Section 4(a)(2) of the Securities Act.

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

Amounts in millions except per share amounts.
	December 27, 2020	December 29, 2019	December 30, 2018	December 31, 2017	December 25, 2016
Consolidated Statements of Operations Data:
Revenues	$747.7	$717.5	$618.0	$603.3	$541.9
Gross profit	203.2	190.0	169.7	157.6	120.5
Operating income (loss)	29.3	38.0	30.5	(12.0)	(18.0)
Provision (benefit) for income taxes from continuing operations	(73.5)	4.8	4.6	(10.2)	5.8
Income (loss) from continuing operations	80.3	10.9	4.1	(46.9)	(57.6)
Income (loss) from discontinued operations	(0.9)	1.7	(7.6)	4.2	(2.9)
Net income (loss)	79.4	12.6	(3.5)	(42.7)	(60.5)
Less: Net income (loss) attributable to noncontrolling interest	(0.2)	0.1	—	—	—
Net income (loss) attributable to Kratos	$79.6	$12.5	$(3.5)	$(42.7)	$(60.5)
Income (loss) from continuing operations per common share attributable to Kratos:
Basic	$0.70	$0.10	$0.04	$(0.52)	$(0.94)
Diluted	$0.68	$0.10	$0.04	$(0.52)	$(0.94)
Income (loss) from discontinued operations per common share:
Basic	$(0.01)	$0.02	$(0.07)	$0.04	$(0.05)
Diluted	$(0.01)	$0.01	$(0.07)	$0.04	$(0.05)
Net income (loss) per common share attributable to Kratos:
Basic	$0.69	$0.12	$(0.03)	$(0.48)	$(0.99)
Diluted	$0.67	$0.11	$(0.03)	$(0.48)	$(0.99)
Weighted average shares:
Basic	115.5	106.0	103.8	89.5	61.3
Diluted	118.7	109.2	106.1	89.5	61.3

	December 27, 2020	December 29, 2019	December 30, 2018	December 31, 2017	December 25, 2016
Consolidated Balance Sheet Data:
Cash and cash equivalents	$380.8	$172.6	$182.7	$130.5	$70.2
Working capital	567.2	339.5	330.0	282.5	176.5
Total assets	1,562.8	1,186.0	1,010.1	1,024.0	948.6
Short-term debt	0.5	—	—	0.8	1.0
Long-term debt	301.0	295.1	294.2	293.5	431.0
Total stockholders’ equity	$925.3	$574.1	$519.3	$511.5	$276.4

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

The 2020 Consolidated Statement of Operations Data and Consolidated Balance Sheet Data include the 2020 acquisitions of TDI (February), OPM (April), ASC Signal (June), and 5-D Systems (November), each as defined below. The 2020 Consolidated Balance Sheet Data also includes our equity offering of approximately 15.5 million shares of common stock, which generated net proceeds of approximately $240.4 million. The 2020 Consolidated Statement of Operations Data and Consolidated Balance Sheet Data includes an income tax benefit of $73.5 million for the year ended December 27, 2020 resulting from a non-cash benefit of $80.1 million related to the reversal of a significant portion of the Company’s valuation allowance on its U.S. deferred tax assets.

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

Overview

Kratos is a government contractor at the forefront of the DoD’s recapitalization of strategic weapon systems to address peer and near peer threats and its related Rapid Innovation Initiatives. Kratos is a leading technology, intellectual property, proprietary product and system company focused on the U.S. and its allies’ national security. Kratos is a recognized industry leader in the rapid development, demonstration and fielding of disruptive, transformative and high technology systems and products at an affordable cost. At Kratos, affordability is a technology. Kratos’ primary focus areas are unmanned systems, space and satellite communications, microwave electronics, cybersecurity/warfare, rocket, hypersonic and missile defense systems, turbine technologies, C5ISR Systems and training systems.

We believe that our technology, intellectual property, proprietary products and designed-in positions on our customers’ programs, platforms and systems, and our ability to rapidly develop, demonstrate and field affordable leading technology systems gives us a competitive advantage. We believe that our extensive past performance qualifications and demonstrated ability to meet or exceed our customers’ demanding requirements creates a high barrier to entry into our markets. Our workforce is primarily engineering and technically oriented with a significant number of Kratos employees holding national security clearances. Much of our work is performed at customer locations, or in a secure manufacturing facility. Our primary end customers are national security related agencies. Our entire organization is focused on executing our strategy of being the leading technology and intellectual property based product and system company in our industry.

Our primary end customers are U.S. Government agencies, including the DoD, intelligence agencies, and other national and homeland security related agencies. We also conduct business with local, state and foreign governments and domestic and international commercial customers. In fiscal 2020, 2019 and 2018, we generated 73%, 71% and 72%, respectively, of our total revenues from contracts with the U.S. Government (including all branches of the U.S. military and including FMS), either as a prime contractor or a subcontractor. We believe our stable customer base, strong customer relationships, intellectual property, specialized and differentiated products, broad array of contract vehicles, “designed in” positions on strategic national security platforms, our targeted investments in strategic growth areas, large employee base possessing specialized skills, security clearances, specialized manufacturing facilities and equipment, extensive list of past performance qualifications, and significant management and operational capabilities position us for success.

We were incorporated in the state of New York on December 19, 1994 and began operations in March 1995. We reincorporated in the state of Delaware in 1998.

Industry Background

On December 27, 2020, the Consolidated Appropriations Act, 2021, was signed into law. The $2.3 trillion spending bill combines $900 billion in stimulus relief for the COVID-19 pandemic in the United States with a $1.4 trillion omnibus spending bill for the FY 2021 (combining 12 separate annual appropriations bills). The bills allocate $695.9 billion for the DoD, a decrease of $9.7 billion from FY 2020. The federal budget and debt ceiling are expected to continue to be the subject of considerable debate, which could have a significant impact on defense spending broadly and the Company’s programs in particular. The U.S. Government’s fiscal year ends September 30.

The budget environment, including COVID-19 spending increases proposed by the new Biden administration, and uncertainty surrounding the debt ceiling and the appropriations process, remain significant short and long-term risks. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the Administration and Congress and what challenges budget reductions (required by the BCA and otherwise) will present for the defense industry. If annual appropriations bills are not timely enacted, the U.S. Government may again operate under a CRA, restricting new contract or program starts, restricting increased funding or additional quantities on existing contracts, presenting resource allocation and forecasting challenges and placing limitations on some planned program budgets, and we may face another government shutdown of unknown duration. If a prolonged government shutdown of the DoD were to occur, it could result in program cancellations, disruptions and/or stop work orders and could limit the U.S. Government’s ability to effectively progress programs and to make timely payments, and our ability to perform on our U.S. Government contracts and successfully compete for new work.

We believe continued budget pressures, CRAs or U.S. Government shutdowns would have serious negative consequences for the security of our country and the defense industrial base, including the Company and the customers, employees, suppliers, investors, and communities that rely on companies in the defense industrial base. It is likely budget and program decisions made in such an uncertain environment would have long-term implications for our Company and the entire defense industry.

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

The nature of our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the outbreak of COVID-19 in many countries across the globe, including the United States. In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world, including the U.S. Government and state and local governments, implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

We are a company operating in a “critical infrastructure industry”, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we currently continue to operate, including our international operations. Notwithstanding our continued operations, COVID-19 has had negative impacts on certain of our operations, our supply chain, vendors, transportation networks and customers, which have reduced certain of our sales and our margins, including as a result of preventative and precautionary measures that we, our suppliers, other businesses and governments are taking. The COVID-19 outbreak is a widespread public health crisis that is adversely affecting the economies and financial markets globally. Any resulting economic downturn could adversely affect demand for our products. The progression of this matter could also negatively impact our business or results of operations through the temporary or extended closure of our operating locations or those of our customers or suppliers.

The ability of our employees, our suppliers’ employees and our customers’ employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or as a result of the control measures noted above, which may significantly hamper our production and operations, including throughout the supply chain. In addition to the $900 billion in stimulus relief for the COVID-19 pandemic included in the current spending bill, on March 27, 2020, the CARES Act, a $2 trillion economic relief bill was signed into law. We are continuing to evaluate the impact of the CARES Act including related stimulus and economic relief actions on our business.

Since the end of our first quarter, COVID-19 has continued to impact our customers, markets and operations, including supply chain disruptions, delays of certain supplier deliveries, difficulties gaining access to certain locations, difficulties gaining access to customers, and decreased demand requirements of certain of our commercial aero, power and satcom customers. Importantly, COVID-19 customer and contractor-related travel and social distancing restrictions have delayed a number of our target drone, tactical drone and rocket system programs, missions and exercises. The extent to which COVID-19 may further impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. While we currently do not expect this matter to have a material impact on our results of operations, cash flows and financial position, the current level of uncertainty over the economic, business and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time. Our Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect estimates and assumptions made by management as of December 27, 2020. Events and changes in circumstances arising after December 27, 2020, including those resulting from the continuing impacts of COVID-19, will be reflected in management’s estimates for future periods.

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

Discontinued Operations

    On February 28, 2018, the Company entered into a Stock Purchase Agreement to sell the operations of Kratos Public
Safety & Security Solutions, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“PSS”), to Securitas Electronic Security, Inc., a Delaware corporation (“Buyer”). On June 11, 2018, we completed the sale of all of the issued and outstanding capital stock of PSS to Buyer for a purchase price of $69 million in cash, subject to a closing net working capital adjustment (the “Transaction”). To date, we have received approximately $70 million of aggregate net cash proceeds from the Transaction, after taking into account amounts that were paid by us pursuant to a negotiated transaction services agreement between us and the Buyer, receipt of approximately $6.8 million in net working capital retained by the Company, and associated transaction fees and expenses, excluding the impact of the final settlement and determination of the closing net working capital adjustment. We are currently in dispute with the Buyer regarding the closing net working capital adjustment.

The amount in dispute is approximately $8 million. The Company has recorded a net break-even on the sale of the PSS business which includes the aggregate net proceeds described above that have been collected, excluding the impact of the final settlement and determination of the closing net working capital adjustment. The resolution of the ongoing dispute will be recorded in future periods when resolved.

For additional information regarding discontinued operations, see Note 9 of the Notes to Consolidated Financial Statements contained within this Annual Report.

Key Financial Statement Concepts

As of December 27, 2020, we consider the following factors to be important in understanding our financial statements.

The Company’s business with the U.S. Government and prime contractors is generally performed under fixed-price, cost reimbursable, or time and materials contracts. Cost reimbursable contracts for the U.S. Government provide for reimbursement of costs plus the payment of a fee. Some cost reimbursable contracts include award and incentive fees that are awarded based on performance on the contract. Under time and materials contracts, we are reimbursed for labor hours at negotiated hourly billing rates and reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expenses.

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

We manage and assess the performance of our businesses based on our performance on individual contracts and programs obtained generally from government organizations with consideration given to our “Critical Accounting Principles and Estimates” discussed below. Due to the Federal Acquisition Regulation rules that govern our business, most types of costs are allowable, and we do not focus on individual cost groupings (such as cost of sales or general and administrative costs) as much as we do on total contract costs, which are a key factor in determining contract operating income. As a result, in evaluating our operating performance, we look primarily at changes in sales and service revenues and operating income, including the effects of significant changes in operating income. Changes in contract revenue and cost estimates are reviewed on a contract-by-contract basis and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision in accordance with accounting principles generally accepted in the U.S. (“GAAP”). Significant management judgments and estimates, including the estimated costs to complete the project, which determine the project’s percentage complete, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates.

Effective December 31, 2018, we adopted the requirements of ASU 2016-02, Leases, also referred to as “ASC 842”, utilizing the optional transition method, as discussed in Note 1 to the accompanying Consolidated Financial Statements. ASC 842 requires that lessees recognize assets and liabilities for the rights and obligations underlying leases with a lease term of more than one year. The reported results for 2019 and 2020 reflect the application of ASC 842 guidance while the reported results for periods prior to December 31, 2018 were prepared under the guidance of FASB Topic 840, Leases. The adoption of ASC 842 represented a change in accounting principle.

Results of Operations

Comparison of Results for the Year Ended December 27, 2020 to the Year Ended December 29, 2019

Revenues. Revenues by reportable segment for the years ended December 27, 2020 and December 29, 2019 are as follows (in millions):

	2020	2019	$ Change	% Change
Kratos Government Solutions
Service revenues	$248.7	$272.6	$(23.9)	(8.8)%
Product sales	312.0	283.5	28.5	10.1%
Total Kratos Government Solutions	560.7	556.1	4.6	0.8%
Unmanned Systems - product sales	187.0	161.4	25.6	15.9%
Total revenues	$747.7	$717.5	$30.2	4.2%

Total service revenues	$248.7	$272.6	$(23.9)	(8.8)%
Total product sales	499.0	444.9	54.1	12.2%
Total revenues	$747.7	$717.5	$30.2	4.2%

Revenues increased $30.2 million to $747.7 million for the year ended December 27, 2020 from $717.5 million for the year ended December 29, 2019. Revenues in our KGS segment increased $4.6 million due to revenues from the recent ASC Signal acquisition, which contributed an aggregate of approximately $21.9 million, and increases in our microwave products, defense and rocket support and C5ISR businesses of approximately $17.9 million. These increases were offset by reduced revenues in our legacy services, commercial satellite and training solutions business of $36.2 million primarily reflecting the completion and rescoping of certain international and foreign military sales contracts and reductions in our commercial satellite business as a result of the completion of large foreign satellite infrastructure deployments and from impacts resulting from COVID-19. Revenues in our US segment increased $25.6 million primarily due to work performed on certain confidential drone programs, and due to contributions of approximately $2.5 million from the recent TDI and 5-D acquisitions.

Product sales increased $54.1 million to $499.0 million for the year ended December 27, 2020 from $444.9 million for the year ended December 29, 2019, primarily as a result of increased production activity in our US segment, increased production in our microwave products, modular systems and rocket support businesses and increases from our recent ASC Signal acquisition, offset partially by reductions in our commercial satellite and training solutions businesses. As a percentage of total revenue, product sales were 66.7% for the year ended December 27, 2020, as compared to 62.0% for the year ended December 29, 2019. Service revenues decreased by $23.9 million to $248.7 million for the year ended December 27, 2020, from $272.6 million for the year ended December 29, 2019. The decrease was primarily related to the completion or rescoping of certain international contracts in our training solutions business, reductions in our commercial space and satellite communications business primarily due to COVID-19 related travel restrictions, and reduced demand in our commercial turbine business as a result of COVID-19.

Cost of revenues.  Cost of revenues increased to $544.5 million for the year ended December 27, 2020, from $527.5 million for the year ended December 29, 2019. The $17.0 million increase in cost of revenues was primarily a result of the overall increase in revenue discussed above.

Gross margin percentage increased to 27.2% for the year ended December 27, 2020, compared to 26.5% for the year ended December 29, 2019. Margins on services decreased to 26.6% for the year ended December 27, 2020, from 29.6% for the year ended December 29, 2019, due primarily to a less favorable mix of revenues, primarily in our Space, Training & Cyber business and our recently acquired FTT business. Margins on product sales increased for the year ended December 27, 2020, as compared to December 29, 2019 to 27.5% from 24.6%, respectively, primarily due to a more favorable mix of certain programs and products in more mature lifecycles. Margins in the KGS segment increased to 29.2% for the year ended December 27, 2020, from 28.3% for the year ended December 29, 2019, primarily due to a more favorable mix of products including products in more mature production lifecycles during the year ended December 27, 2020. Margins in the US segment increased to 21.0% for the year ended December 27, 2020 from 20.4% for the year ended December 29, 2019, primarily due to a more favorable mix of products produced and shipped in the year ended December 27, 2020.

Selling, general and administrative expenses (SG&A).  SG&A increased $13.7 million to $144.5 million for the year ended December 27, 2020, from $130.8 million for the year ended December 29, 2019. As a percentage of revenues, SG&A increased to 19.3% for the year ended December 27, 2020 from 18.2% for the year ended December 29, 2019 due primarily to an increase in stock compensation expense from $11.0 million in the year ended December 29, 2019 to $21.0 million in the year ended December 27, 2020.

Research and development (R&D) expenses.  R&D expenses were $27.0 million for the year ended December 27, 2020 and $18.0 million for the year ended December 29, 2019. As a percentage of revenues, R&D increased to 3.6% of revenues for the year ended December 27, 2020, from 2.5% of revenues for the year ended December 29, 2019. R&D expenses are made by the Company, typically in conjunction with our customers, for the Company to achieve a “first to market” position with our products or technology. We also invest in R&D expenses to achieve market leading “designed in” positions on major programs, platforms or systems.

Restructuring expenses and other. The expense of $0.7 million for the year ended December 27, 2020, primarily consisted of employee termination costs related to personnel reduction actions taken during the year. The expense of $0.9 million for the year ended December 29, 2019 primarily consisted of approximately $0.6 million in legal costs related to a dispute with an international aerial targets customer and employee termination costs of approximately $0.3 million associated with personnel reduction actions taken during the year.

Other expense, net. Other expense, net, increased to $22.5 million from $22.3 million for the years ended December 27, 2020 and December 29, 2019, respectively.

    Provision (benefit) for income taxes from continuing operations. The Company recorded an income tax benefit of $73.5 million for the year ended December 27, 2020, compared to an income tax provision of $4.8 million for the year ended December 29, 2019. The income tax benefit for 2020 includes a non-cash benefit of $80.1 million related to the reversal of a significant portion of the Company’s valuation allowance on its U.S. deferred tax assets.

Income (loss) from discontinued operations. The loss from discontinued operations was $0.9 million for the year ended December 27, 2020, primarily reflecting the work performed in relation to outstanding tasks on legacy projects retained by us following the sale of the PSS business and legal expenses related to the closing net working capital dispute with the buyer of the PSS business. The income from discontinued operations was $1.7 million for the year ended December 29, 2019, which includes a $3.6 million gain as a result of the release of an indemnification liability following the lapse of the statute of limitations associated with a potential tax liability that was recorded in 2015 as part of the previous sale of our Electronics Products Division. This gain was offset by a loss of $1.7 million from operating activities primarily reflecting the work performed in relation to outstanding tasks on legacy projects retained by us following the sale of the PSS business and legal expenses related to the closing net working capital dispute with the buyer of the PSS business.

For a comparison of the Company’s results of operations for the fiscal year ended December 30, 2018 to the fiscal year ended December 29, 2019, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 29, 2019, which was filed with the U.S. Securities and Exchange Commission on February 24, 2020.

Liquidity and Capital Resources

As of December 27, 2020, we had cash and cash equivalents of $380.8 million compared with cash and cash equivalents of $172.6 million as of December 29, 2019, which includes $29.2 million and $24.6 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds; however, earnings of these foreign subsidiaries are essentially considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. they could be repatriated, and their repatriation into the U.S. may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

Our total debt, including principal due on the 6.5% Notes, net of debt issuance costs of $4.1 million, increased by $6.4 million to $301.5 million as of December 27, 2020 from $295.1 million as of December 29, 2019. The increase in total debt was due to the amortization of debt issuance costs, approximately $5.1 million in new loans entered into with two banks in Israel (as fully described below) and $0.5 million in loans assumed in connection with the acquisition of 5-D Systems (as fully described below).

We use our operating cash flow to finance trade accounts receivable, fund necessary increases in inventory and non-recurring engineering, fund capital expenditures, our internal research and development investments and our ongoing operations, service our debt and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services since a number of our receivables are contractually billable and due to us only when certain contractual milestones are achieved, certain of which are not achieved until final shipment and acceptance of our products. Financing increases in inventory balances is necessary to fulfill shipment requirements to meet delivery schedules of our customers. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our days sales outstanding (“DSO”) have decreased to 133 days as of December 27, 2020 from 134 days as of December 29, 2019. Our DSOs are impacted by the achievement of contractual billing milestones, such as equipment shipments and deliveries on certain products, and for certain flight requirements that must be fulfilled on certain aerial target programs, or final billings which are not due until completion on certain projects, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time.

In November 2019, a large training solutions program was terminated for convenience (“T for C”) by the customer. Under a T for C, a contractor is entitled to seek specified costs through a termination settlement process including (1) the contract price for completed supplies and services accepted by the government but not previously paid for; (2) the cost incurred in the performance of work terminated plus a reasonable profit on those costs; and (3) its costs incurred in settling with subcontractors and preparing and settling the termination proposal. However, we will not be able to collect the total withheld amounts until the settlement terms of the T for C have been negotiated and agreed to with the customer. At December 27, 2020, approximately $11.5 million in unbilled receivables remain outstanding on this project. In addition, we are currently in dispute with an international customer in our US segment over approximately $10.0 million in unbilled receivables outstanding as of December 27, 2020. The dispute concerns the completion of certain system requirements and contractual milestones. The Company alleges breach of contract, as well as other claims against the customer and seeks damages and other equitable relief. The customer has asserted counterclaims seeking liquidated damages and additional relief. We have evaluated the present facts of the matters and performed a reassessment of the contractual amounts due, as well as the claims asserted by each of the parties, and have determined that no adjustment to previously recognized revenue, or the corresponding unbilled receivables, is necessary at December 27, 2020.

A summary of our net cash provided by operating activities from continuing operations from our Consolidated Statements of Cash Flows is as follows (in millions):

	Year Ended
	December 27, 2020	December 29, 2019
Net cash provided by operating activities from continuing operations	$44.7	$28.9

Our net cash provided by operating activities from continuing operations for the year ended December 27, 2020 increased by $15.8 million to $44.7 million for the year ended December 27, 2020 compared to $28.9 million for the year ended December 29, 2019. Net cash provided by operating activities from continuing operations was impacted by an increase in income from continuing operations of $69.4 million to $80.3 million for the year ended December 27, 2020 compared to $10.9 million for the year ended December 29, 2019. This increase was offset by a change in deferred income taxes of $73.3 million as a result of the release of the valuation allowance described in Provision (benefit) for income taxes from continuing operations above as well as by an increase in stock-based compensation of $10.0 million, a decrease in amortization of lease right-of-use assets of $2.3 million and other net changes in working capital accounts of $10.6 million in the year ended December 27, 2020 as compared to the year ended December 29, 2019. Included in the changes in working capital accounts is an increase in collections from accounts receivable, as well as approximately $9.5 million of payroll related taxes that were deferred during 2020 under the CARES Act, of which 50 percent of the amount is required to be paid by end of the 2021 with the remainder required to be paid by the end of 2022.

    Our net cash used in investing activities from continuing operations is summarized as follows (in millions):

	Year Ended
	December 27, 2020	December 29, 2019
Investing activities:
Cash paid for acquisitions, net of cash acquired	$(51.5)	$(17.7)
Proceeds from sale of assets	0.1	0.3
Capital expenditures	(35.9)	(26.3)
Net cash used in investing activities from continuing operations	$(87.3)	$(43.7)

    Net cash used in investing activities from continuing operations for year ended December 27, 2020 was comprised of the acquisitions of ASC Signal, TDI, OPM and 5-D Systems, a payment due under the FTT acquisition agreement, and capital expenditures which consist primarily of investments in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business. Net cash used in investing activities from continuing operations for the year ended December 29, 2019 was comprised of the acquisition of FTT and capital expenditures which consist primarily of investments in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business. During the year ended December 27, 2020, capital expenditures of approximately $18.1 million were incurred in our US business, primarily related to our unmanned combat target initiative, including capital expenditures for Valkyries we are building in advance of contract award.

Our net cash provided by financing activities from continuing operations is summarized as follows (in millions):

	Year Ended
	December 27, 2020	December 29, 2019
Financing activities:
Proceeds from the issuance of long-term debt	$5.1	$—
Proceeds from the issuance of common stock	$240.4	$—
Repayment under credit facility and debt	(0.6)	—
Payments under finance leases	(0.6)	(0.5)
Proceeds from exercise of restricted stock units, employee stock options, and employee stock purchase plan	3.4	4.0
Net cash provided by financing activities from continuing operations	$247.7	$3.5

Net cash provided by financing activities from continuing operations was $247.7 million for the year ended December 27, 2020 and consisted primarily of net proceeds of $240.4 million from our recently completed equity offering of approximately 15.5 million shares of common stock. Net cash provided by financing activities from continuing operations was $3.5 million for the year ended December 29, 2019.

The net operating cash flows of discontinued operations is summarized as follows (in millions):

	Year Ended
	December 27, 2020	December 29, 2019
Net operating cash flows of discontinued operations	$1.9	$1.1

    The net operating cash flow of discontinued operations for the year ended December 27, 2020 is substantially related to the approximately $3.1 million collected on amounts due related to the legacy projects retained by us following the sale of our PSS business unit, partially offset by the loss from operations from our discontinued PSS business unit of $0.9 million. The net operating cash flow of discontinued operations for the year ended December 29, 2019 is substantially related to the approximately $3.7 million collected on amounts due related to the legacy projects retained by us, less costs incurred to complete the legacy projects, partially offset by a reduction in other current liabilities of $1.8 million.

6.5% Senior Secured Notes due 2025

In November 2017, we issued and sold $300 million aggregate principal amount of 6.5% Senior Secured Notes due 2025 (the “6.5% Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Act”). The net proceeds from the issuance of the 6.5% Notes were $295.5 million after expenses of $4.5 million. We utilized the net proceeds from the sale of the 6.5% Notes, as well as cash from an equity offering to extinguish our previously outstanding 7% Notes. The total reacquisition price of the 7% Notes was $385.2 million, including a $12.0 million call premium, and $0.3 million of accrued interest.

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

The 6.5% Notes are redeemable by the Company, in whole or in part, at the respective redemption prices specified in the Indenture. We may also be required to make an offer to purchase the 6.5% Notes upon a change of control and certain sales of our assets.

The Indenture contains covenants limiting, among other things, our ability and the Subsidiary Guarantors’ ability to: (a) pay dividends on or make distributions or repurchase or redeem the Company’s capital stock or make other restricted payments; (b) incur additional debt and guarantee debt; (c) prepay, redeem or repurchase certain debt; (d) issue certain preferred stock or similar equity securities; (e) make loans and investments; (f) sell assets; (g) incur liens; (h) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (i) enter into transactions with affiliates; and (j) enter into agreements restricting our ability and certain of our subsidiaries’ ability to pay dividends. These covenants are subject to a number of exceptions. As of December 27, 2020, we were in compliance with the covenants contained in the Indenture governing the 6.5% Notes.

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

Other Indebtedness

    Credit and Security Agreement

On November 20, 2017, we entered into an amended and restated Credit Agreement with the lenders from time to time party thereto, the Agent, and SunTrust Robinson Humphrey, Inc., as Joint Lead Arranger and Sole Book Runner. As amended and restated, the Credit Agreement establishes a five year senior secured revolving credit facility in the aggregate principal amount of $90.0 million (subject to a potential increase of the aggregate principal amount to $115.0 million, subject to SunTrust’s and applicable lenders’ approval), consisting of a subline for letters of credit in an amount not to exceed $50.0 million, as well as a swingline loan in an aggregate principal amount at any time outstanding not to exceed $10.0 million.

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

As of December 27, 2020, there were no borrowings outstanding on the Credit Agreement and $5.9 million was outstanding on letters of credit, resulting in net borrowing base availability of $71.9 million. We were in compliance with the financial covenants of the Credit Agreement as of December 27, 2020.

Israel Debt

During August 2020, we entered into two five-year term loans with two banks in Israel representing an aggregate principal amount of approximately $5.1 million. These loans were subsidized by the State of Israel as part of a COVID-19 relief package with interest at Israeli NIS prime interest, plus a margin of 1.5%. The first year of interest is paid by the State of Israel with subsequent interest and principal payments due monthly commencing in August 2021.

5-D Systems Loan

In connection with the acquisition of 5-D Systems, we assumed a loan in the amount of approximately $0.5 million that had been obtained under the Small Business Administration Paycheck Protection Program as part of a COVID-19 relief package. The sellers of 5-D Systems have applied for forgiveness of this loan and as part of the purchase have agreed to indemnify Kratos in the event the application for forgiveness of the loan is not accepted.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments at December 27, 2020, and the effect such obligations could have on our liquidity and cash flow in future periods (in millions):

	Payments Due/Forecast by Period
	Total	2021	2022 - 2023	2024 - 2025	2026 and After
Debt, net of interest(1)	$305.6	$0.8	$2.7	$302.1	$—
Estimated interest on debt(2)	97.8	19.5	39.2	39.1	—
Purchase orders(3)	159.4	138.0	21.4	—	—
Operating leases(4)	56.6	11.7	20.9	15.2	8.8
Finance leases(4)	68.8	3.4	7.0	7.1	51.3
Unrecognized tax benefits, including interest and penalties(5)	—	—	—	—	—
Total commitments and recorded liabilities	$688.2	$173.4	$91.2	$363.5	$60.1

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

(5)    As of December 27, 2020, we have an $18.5 million noncurrent liability for uncertain tax positions and a $2.5 million guarantor liability, all of which may result in cash payments. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlements with the taxing authorities.

As of December 27, 2020, we have $5.9 million of standby letters of credit outstanding. Our letters of credit are primarily related to milestone payments received from foreign customers for which the customer has not yet received the product. Additional information regarding our financial commitments at December 27, 2020 is provided in the Notes to Consolidated Financial Statements contained in this Annual Report, specifically Note 15.

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

Revenue recognition. Effective January 1, 2018, we adopted the FASB ASU 2014-09, Revenue from Contracts with Customers, and the related amendments, which are codified into Accounting Standards Codification (“ASC”) 606 (“ASC 606”).

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

In accordance with Topic 360, we assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could individually or in combination trigger an impairment review, include the following:

•significant underperformance relative to expected historical or projected future operating results;
•significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
•significant negative industry or economic trends;
•significant decline in our stock price for a sustained period; and
•our market capitalization relative to net book value.

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

KGS has five operating businesses: Defense Rocket Support Services (“DRSS”), Microwave Electronics (“ME”), Space, Training and Cybersecurity Solutions (“ST&C”), C5ISR Systems/Modular Systems (“MS”), and Kratos Turbine Technologies (“KTT”), that provide technology based defense solutions, involving products and services, primarily for mission critical U.S. national security priorities, with the primary focus relating to the nation’s Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance (“C5ISR”) and Reconnaissance requirements. The US reportable segment provides unmanned aerial systems, unmanned ground, and unmanned seaborne systems. We have identified our reporting units to be the DRSS, ME, ST&C, MS, and KTT operating segments, within the KGS reportable segment, and the US reportable segment, each of which has been assessed and evaluated for potential impairment in our fiscal year 2020 annual test.

We test goodwill for impairment by first performing a qualitative assessment, and then a quantitative assessment if necessary. If, after performing a qualitative assessment and after assessing the totality of events or circumstances such as macroeconomic, industry and market conditions, cost factors, and overall financial performance, we determine that it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is greater than its carrying amount, then a quantitative assessment is not unnecessary. If, after performing a qualitative assessment we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then a quantitative assessment is performed to determine if an impairment exists. For operations where a quantitative assessment is performed, the identification and measurement of impairment involves the estimation of the fair value of reporting units to determine the amount of the impairment. When any impairment has occurred, a charge to operations is recorded. In order to test for potential impairment, we estimate the fair value of each of the impacted reporting units based on a comparison and weighting of the income approach, specifically the discounted cash flow (“DCF”) method and the market approach, which estimates the fair value of our reporting units based upon comparable market prices and recent transactions and also validates the reasonableness of the implied multiples from the income approach.

In testing for impairment of our goodwill using a quantitative assessment at a particular reporting unit, we make assumptions about the amount and timing of future expected cash flows, terminal growth rates, appropriate discount rates, market multiples, and the control premium a controlling shareholder could be expected to pay:

•The timing of future cash flows within our DCF analysis is based on our most recent forecasts and other estimates. Our historical growth rates and operating results are not indicative of our projected growth rates and operating results as a consequence of our acquisitions and divestitures.
•The terminal growth rate is used to calculate the value of cash flows beyond the last projected period in our DCF analysis and reflects our best estimates for stable, perpetual growth of our reporting units.
•We use estimates of market participant weighted average cost of capital (“WACC”) as a basis for determining the discount rates to apply to our reporting units’ future expected cash flows. The significant assumptions within our WACC are: (a) equity risk premium, (b) beta, (c) size premium adjustments, (d) cost of debt and (e) capital structure assumptions. In addition, we may use a company specific risk adjustment which is a subjective adjustment that, by its very nature does not include market related data, but instead examines the prospects of the reporting unit relative to the broader industry to determine if there are specific factors, which may make it more “risky” relative to the industry.
•Recent historical market multiples are used to estimate future market pricing.

The carrying value of goodwill of the US and KGS reportable segments, was $113.8 million and $370.1 million, respectively, at December 27, 2020.

In determining the fair value of our reporting units, there are key assumptions related to our future operating performance and revenue growth. If the actual operating performance and financial results are not consistent with our assumptions, a further impairment in our $483.9 million goodwill and $43.0 million long-lived intangibles could occur in future periods. In particular, the US reporting unit fair value includes assumptions that the development of the high performance UCAS product is successful and we are awarded future contracts for new tactical unmanned aircraft systems. Additionally, the US reporting unit fair value assumes that the U.S. Navy will continue to award full rate production contracts for the Sub-Sonic Aerial Target. Our goodwill impairment assessment includes assumptions of the entry to new international markets for which we have not yet penetrated. Additional risks for goodwill across all reporting units include, but are not limited to, the risks discussed in Item 1A “Risk Factors” contained within this Annual Report and:

•a decline in our stock price and resulting market capitalization, if we determine the decline is sustained and is indicative of a reduction in the fair value below the carrying value of our reporting units;
•a decrease in available government funding, including budgetary constraints affecting U.S. Government spending generally, or specific departments or agencies;
•changes in U.S. Government programs or requirements, including the increased use of small business providers;
•our failure to reach our internal forecasts could impact our ability to achieve our forecasted levels of cash flows and reduce the estimated discounted value of our reporting units;
•volatility in equity and debt markets resulting in higher discount rates;
•market and political factors that could impact the success of new products, especially related to new unmanned systems platforms; and
•continued impact to our businesses and the industry resulting from COVID-19.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, tax contingencies, unrecognized tax benefits, and any required valuation allowance, including taking into consideration the probability of the tax contingencies being incurred. Management assesses this probability based upon information provided to us by our tax advisers, our legal advisers and similar tax cases. If at a later time our assessment of the probability of these tax contingencies changes, our accrual for such tax uncertainties may increase or decrease. During the fourth quarter of 2020, the Company released a significant portion of the valuation allowance. For further discussion see Note 8 “Income Taxes” in the Notes to the Consolidated Financial Statements in this Annual Report.

The 2020 effective tax rate at December 27, 2020 for annual and interim reporting periods could be impacted if uncertain tax positions that are not recognized at December 27, 2020 are settled at an amount which differs from our estimate.

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

Exposure to market risk for changes in interest rates relates to our outstanding debt. We are exposed to interest rate risk, primarily through our borrowing activities under the Credit Agreement discussed under “Liquidity and Capital Resources” above. Based on our current outstanding balances, a 1% change in the LIBOR would not materially impact our financial position. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments were contracted with investment grade counterparties to reduce exposure to interest rate risk on our prior credit facilities. We had no outstanding derivative financial instruments as of December 27, 2020.

Exposure to market risk for foreign currency exchange rate risk is related to receipts from customers, payments to suppliers and intercompany loans denominated in foreign currencies. Accordingly, a strengthening of the U.S. dollar (“USD”) or a strengthening of certain foreign currencies, such as the Israeli Shekel, will negatively impact revenues and gross margins expressed in consolidated USD terms. For instance, in our Israeli business, we are paid in USD for work performed but our cost of sales (payroll, materials, subcontract costs, etc.) are paid in Israeli Shekel. We currently enter into limited foreign currency forward contracts to manage foreign currency exchange rate risk because exchange rate fluctuations have had, and we expect will have, minimal impact on our operating results and cash flows. Based on our overall foreign currency rate exposure as of
December 27, 2020, including the limited derivative financial instruments that we have entered into to manage this risk, a 10%

appreciation or depreciation of the USD from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.

Our cash and cash equivalents as of December 27, 2020 were $380.8 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on our net income for the year ended December 27, 2020.

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

As required by Rule 13a-15(b) and 15d-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 27, 2020.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment of and conclusion on the effectiveness of internal control over financial reporting as of December 27, 2020 did not include the internal controls of ASC Signal which was acquired by the Company on June 30, 2020. The total assets of ASC Signal, which are now included in the KSTC Division, in aggregate, are approximately 1.0% of the total assets of the Company, and the revenues of ASC Signal comprise approximately

2.9% of the revenues of the Company, as such amounts for the Company are reflected in the Company’s Consolidated Financial Statements as of and for the fiscal year ended December 27, 2020 included in this Annual Report. Management will perform an assessment of the effectiveness of ASC Signal’s internal control over financial reporting within one year of the date of acquisition. Aside from this exclusion and based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 27, 2020.

Our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 27, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial accounting and reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of the fiscal year ended December 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2021 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 27, 2020.

Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2021 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 27, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2021 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 27, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2021 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 27, 2020.

Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2021 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 27, 2020.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

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

(a) (3)  Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date (File No.)	Exhibit	Filed- Furnished Herewith
2.1	Stock Purchase Agreement, dated February 28, 2018 among Kratos Defense & Security Solutions, Inc., Kratos Public Safety &Security Solutions, Inc. and Securitas Electronic Security, Inc.	10-Q	5/10/2018 (001-34460)	2.2
2.2**	Purchase Agreement, dated February 27, 2019, by and among Kratos Defense & Security Solutions, Inc., Shirley Brostmeyer, (“SB”), Joseph Brostmeyer (“JB”), certain trusts established by SB, JB and members of their immediate family, and JB, as the Sellers Representative.	10-Q	5/08/2019 (001-34460)	2.3
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc., as amended.	10-K	2/27/2017 (001-34460)	3.1
3.2	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc., as amended.	10-K	2/27/2017 (001-34460)	3.2
4.1	Specimen Stock Certificate.	10-K	2/27/2017 (001-34460)	4.1
4.2	Indenture, dated as of November 20, 2017, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent.	8-K	11/21/2017 (001-34460)	4.1
4.3	First Supplemental Indenture, dated as of December 21, 2017, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantor as party thereto, and Wilmington Trust, National Association, as Trustee.	10-K	02/28/2018 (001-34460)	4.5
4.4	Description of Equity Securities Registered under Section 12 of the Exchange Act.	10-K	02/24/2020 (001-34460)	4.4
10.1#	Form of Indemnification Agreement by and between Kratos Defense & Security Solutions, Inc. and its directors and executive officers.	10-Q	08/04/2011 (001-34460)	10.8
10.2#	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	07/31/2017 (001-34460)	99.1
10.3#	2005 Equity Incentive Plan.	S-8	08/01/2005 (333-127060)	99.2
10.4#	Form of Stock Option Agreement pursuant to the 2005 Equity Incentive Plan.	S-8	08/01/2005 (333-127060)	99.1
10.5#	Form of Restricted Stock Unit Agreement and Form of Notice of Grant of Restricted Stock Units under the 2005 Equity Incentive Plan.	8-K	01/17/2007 (000-27231)	99.3
10.6#	2011 Equity Incentive Plan.	DEF 14A	04/15/2011 (001-34460)	n/a
10.7#	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement pursuant to the 2011 Equity Incentive Plan.	8-K	11/18/2011 (001-34460)	10.2
10.8#	2014 Equity Incentive Plan.	8-K	06/05/2020 (001-34460)	10.1

10.9#	Form of Restricted Stock Unit Grant & Notice and Form of Restricted Stock Unit Award Agreement pursuant to the 2014 Equity Incentive Plan.	10-K	02/24/2020 (01-34460)	10.15
10.10#	Second Amended and Restated Executive Employment Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Eric DeMarco.	10-Q	08/04/2011 (001-34460)	10.3
10.11#	Second Amended and Restated Severance and Change of Control Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Deanna Lund.	10-Q	08/04/2011 (001-34460)	10.4
10.12	Amended and Restated Credit and Security Agreement, dated as of November 20, 2017, among Kratos Defense & Security Solutions, Inc., as Borrower, the lenders named therein, SunTrust Bank, as Agent, and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Sole Book Runner.	8-K	11/21/2017 (001-34460)	10.1
10.13	First Amendment to Amended and Restated Credit and Security Agreement, dated June 11, 2018, among Kratos Defense & Security Solutions, Inc., as Borrower, each of the Credit Parties and Required Lenders party thereto and SunTrust Bank as Agent.	8-K	06/13/2018 (001-34460)	10.1
10.14	Office Lease, dated as of May 1, 2017, by and between Kratos Defense & Security Solutions, Inc. and TPP 212 Scripps, LLC.	10-Q	05/04/2017 (001-34460)	10.2
10.15	Amended and Restated Lease Agreement, dated as of January 1, 2019, by and between STORE Capital Acquisitions, LLC and Kratos RT Logic, Inc.	10-K	02/28/2019 (001-34460)	10.34
10.16	Exchange Agreement, dated February 27, 2019, by and among Kratos Defense & Security Solutions, Inc., FTT CORE, LLC, Florida Turbine Technologies, Inc., Shirley Brostmeyer (“SB”), Joseph Brostmeyer (“JB”), and certain trusts established by S	10-Q	05/08/2019 (001-34460)	10.2
10.17#	Executive Employment Agreement, dated January 1, 2017, by and between Kratos Defense & Security Solutions, Inc. and Ben Goodwin	10-Q	07/31/2019 (001-34460)	10.1
10.18#	Employment Agreement, effective January 1, 2018 by and between Kratos Defense and Security Systems, Inc. and Phil Carrai	10-Q	05/7/2020 (001-34460)	10.2
10.19#	Employment Agreement, effective November 18, 2020 by and between Kratos Defense and Security Systems, Inc. and Steven Fendley	10-Q			*
21.1	List of Subsidiaries.				*
23.1	Consent of Independent Registered Public Accounting Firm.				*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.	*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.	*
101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	*

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
Date: February 25, 2021

Kratos Defense & Security Solutions, Inc.

By:	/s/ Eric M. DeMarco
Eric M. DeMarco President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric M. DeMarco Eric M. DeMarco	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2021

/s/ Deanna H. Lund Deanna H. Lund	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2021

/s/ Maria Cervantes de Burgreen Maria Cervantes de Burgreen	Vice President and Corporate Controller (Principal Accounting Officer)	February 25, 2021

/s/ Scott Anderson Scott Anderson	Director	February 25, 2021

/s/ William Hoglund William Hoglund	Director	February 25, 2021

/s/ Scot Jarvis Scot Jarvis	Director	February 25, 2021

/s/ Jane E. Judd Jane E. Judd	Director	February 25, 2021

/s/ Sam Liberatore Sam Liberatore	Director	February 25, 2021

/s/ Amy Zegart Amy Zegart	Director	February 25, 2021

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Kratos Defense & Security Solutions, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kratos Defense & Security Solutions, Inc. and subsidiaries (the "Company") as of December 27, 2020 and December 29, 2019, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three fiscal years in the period ended December 27, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 27, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 27, 2020 and December 29, 2019, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 27, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at ASC Signal, which was acquired on June 30, 2020, and is now included in the KSTC Division, and whose financial statements constitute approximately 1.0% of total assets, and approximately 2.9% of revenues of the consolidated financial statement amounts as of and for the year ended December 27, 2020. Accordingly, our audit did not include the internal control over financial reporting at ASC Signal.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
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
How the Critical Audit Matter Was Addressed in the Audit
Our auditing procedures related to the cost estimates for fixed-price contracts included the following:
•We tested the effectiveness of internal controls over the development of cost estimates, including the underlying assumptions and key inputs into the development of the estimated cost at completion.
•We selected certain contracts for testing and performed the following procedures:
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
•We performed retrospective reviews on selected contracts, comparing actual performance to estimated performance, when evaluating management’s ability to estimate costs.

Goodwill Impairment Analysis — Refer to Note 3 to the consolidated financial statements

Critical Audit Matter Description

The goodwill balance at December 27, 2020 was $483.9 million which is allocated among various reporting units.

The Company tests goodwill for impairment by first performing a qualitative assessment for each of its reporting units. If based on its qualitative assessment management determines it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, a quantitative assessment is then performed. For a reporting unit where a quantitative assessment is performed, the identification and measurement of impairment involves the estimation of the fair value of the reporting unit. As part of its quantitative assessment, the Company estimates the fair value of the reporting unit based on a comparison and weighting of the income approach, specifically the discounted cash flow method, and the market approach.

Given the significant judgments made by management to estimate the fair value of each reporting unit that requires a quantitative assessment, including management’s judgments in forecasting future revenue, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination of forecasts of future revenue used by management to estimate the fair value included the following, among others:
•We tested the effectiveness of internal controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the reporting units in situations where a quantitative assessment was performed. Such internal controls included controls over management’s determination of forecasts of future revenue.
•We evaluated management’s ability to accurately forecast future revenue by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s revenue forecasts by comparing the forecasts to (1) the historical operating results of the Company, (2) internal communications to management and the board of directors, (3) external communications made by management to analysts and investors, and (4) industry reports.

Income Taxes – Valuation Allowance — Refer to Note 8 to the consolidated financial statements

Critical Audit Matter Description

The Company’s deferred tax assets are reduced by a valuation allowance if, based on the weight of both positive and negative evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. The Company maintained a full valuation allowance on its U.S. deferred tax assets as of the third quarter of 2020.

During the fourth quarter of 2020, the Company reevaluated all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for its deferred tax assets was still needed. Evidence evaluated by the Company included, but was not limited to, the fact that it is now in a three-year cumulative income position, the results and trend of pretax book income from core operations, and its forecast of taxable income. As a result of that reevaluation, the Company determined that it is now more likely than not that sufficient taxable income will exist to realize the majority of its U.S. deferred tax assets and reversed $81.2 million of the valuation allowance previously recorded against those deferred tax assets.

Given the significant judgments made by management in determining whether it is more likely than not that sufficient taxable income will exist to realize its deferred tax assets, our audit procedures to assess the realizability of the Company’s deferred tax assets required a high degree of auditor judgment and an increased extent of audit effort, including the need to involve our income tax specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to assessing the realizability of the Company’s deferred tax assets, including the evaluation of both positive and negative evidence and management’s estimate of future taxable income, included the following, among others:
•We tested the effectiveness of management’s internal controls over the valuation allowance for income taxes, including management’s internal controls over the estimates of future taxable income and the determination of whether it is more likely than not that the deferred tax assets will be realized.
•We evaluated the reasonableness of the methods, assumptions, and judgments used by management to determine whether a valuation allowance was necessary.
•With the assistance of our income tax specialists:
–We evaluated whether the sources of management’s forecasted taxable income were appropriate and sufficient such that the deferred tax assets could be realized under the relevant tax laws.
–We evaluated the nature of the Company’s deferred tax assets, including any potential limitations to their realization based on the amount and timing of expected future taxable income.
–We evaluated management’s estimates of timing differences between book and taxable income in arriving at projected taxable income.
•We tested the reasonableness of management’s estimates of pretax book and future taxable income by comparing the estimates to:
–Internal communications to management and the board of directors,
–Forecasted information included in the Company’s press releases as well as in analyst and industry reports for the Company, and
–Forecasted pretax book income information obtained in other areas of the audit.

/s/ Deloitte & Touche LLP

San Diego, California
February 25, 2021

We have served as the Company’s auditor since 2013.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
December 27, 2020 and December 29, 2019
 (in millions, except par value and number of shares)

	2020	2019
Assets
Current assets:
Cash and cash equivalents	$380.8	$172.6
Restricted cash	0.7	—
Accounts receivable, net	95.3	85.0
Unbilled receivables, net	177.0	179.4
Inventoried costs	81.2	61.1
Prepaid expenses	12.0	9.4
Other current assets	17.8	11.4
Current assets of discontinued operations	—	3.3
Total current assets	764.8	522.2
Property, plant and equipment, net	143.8	116.9
Operating lease right-of-use assets	42.9	42.1
Goodwill	483.9	455.6
Intangible assets, net	43.0	39.5
Other assets	84.4	9.7
Total assets	$1,562.8	$1,186.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$55.4	$53.8
Accrued expenses	34.7	32.7
Accrued compensation	48.1	37.1
Accrued interest	1.5	1.6
Billings in excess of costs and earnings on uncompleted contracts	34.0	34.3
Current portion of operating lease liabilities	8.9	9.9
Other current liabilities	11.9	10.0
Current liabilities of discontinued operations	3.1	3.3
Total current liabilities	197.6	182.7
Long-term debt	301.0	295.1
Operating lease liabilities, net of current portion	38.6	37.6
Other long-term liabilities	83.0	78.7
Long-term liabilities of discontinued operations	2.5	2.8
Total liabilities	622.7	596.9
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	14.8	15.0
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 authorized, 0 shares outstanding at December 27, 2020 and December 29, 2019	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 123,047,147 and 106,635,508 shares issued and outstanding at December 27, 2020 and December 29, 2019, respectively	—	—
Additional paid-in capital	1,556.3	1,286.5
Accumulated other comprehensive loss	1.4	(0.4)
Accumulated deficit	(632.4)	(712.0)
Total stockholders’ equity	925.3	574.1
Total liabilities and stockholders’ equity	$1,562.8	$1,186.0

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 27, 2020, December 29, 2019, and December 30, 2018
(in millions, except per share amounts)

	2020	2019	2018
Service revenues	$248.7	$272.6	$200.7
Product sales	499.0	444.9	417.3
Total revenues	747.7	717.5	618.0
Cost of service revenues	182.5	192.0	137.8
Cost of product sales	362.0	335.5	310.5
Total costs	544.5	527.5	448.3
Gross profit	203.2	190.0	169.7
Selling, general and administrative expenses	144.5	130.8	119.8
Merger and acquisition related items	1.7	2.3	—
Research and development expenses	27.0	18.0	15.6
Restructuring expenses and other	0.7	0.9	3.8
Operating income	29.3	38.0	30.5
Other expense:
Interest expense, net	(22.8)	(21.6)	(20.8)
Other income (expense), net	0.3	(0.7)	(1.0)
Total other expense, net	(22.5)	(22.3)	(21.8)
Income from continuing operations before income taxes	6.8	15.7	8.7
Provision (benefit) for income taxes from continuing operations	(73.5)	4.8	4.6
Income from continuing operations	80.3	10.9	4.1
Discontinued operations
Income (loss) from operations of discontinued component (including gain on disposal of $0.0 million for the year ended December 30, 2018)	(1.2)	1.9	(9.4)
Income tax expense (benefit)	(0.3)	0.2	(1.8)
Income (loss) from discontinued operations	(0.9)	1.7	(7.6)
Net income (loss)	$79.4	$12.6	$(3.5)
Less: Net income (loss) attributable to noncontrolling interest	(0.2)	0.1	—
Net income (loss) attributable to Kratos	$79.6	$12.5	$(3.5)
Basic income and (loss) per common share attributable to Kratos:
Income from continuing operations	$0.70	$0.10	$0.04
Income (loss) from discontinued operations	(0.01)	0.02	(0.07)
Net income (loss) per common share	$0.69	$0.12	$(0.03)
Diluted income (loss) per common share attributable to Kratos:
Income from continuing operations	$0.68	$0.10	$0.04
Income (loss) from discontinued operations	(0.01)	0.01	(0.07)
Net income (loss) per common share	$0.67	$0.11	$(0.03)
Weighted average common shares outstanding:
Basic	115.5	106.0	103.8
Diluted	118.7	109.2	106.1

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years ended December 27, 2020, December 29, 2019, and December 30, 2018
(in millions, except per share amounts)

	2020	2019	2018
Net income (loss)	$79.4	$12.6	$(3.5)
Other comprehensive income:
Change in cumulative translation adjustment	2.0	0.1	0.4
Postretirement benefit reserve adjustment net of tax expense (income)	(0.2)	0.2	0.3
Other comprehensive income, net of tax	1.8	0.3	0.7
Comprehensive income (loss)	81.2	12.9	(2.8)
Less: Comprehensive income (loss) attributable to noncontrolling interest	(0.2)	0.1	—
Comprehensive income (loss) attributable to Kratos	$81.4	$12.8	$(2.8)

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 27, 2020, December 29, 2019, and December 30, 2018
(in millions)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 31, 2017	—	103.3	$—	$1,233.7	$(1.4)	$(720.8)	$511.5
Impact from the adoption of ASC 606 (Note 1)	—	—	—	—	—	(0.2)	(0.2)
Stock-based compensation	—	—	—	7.2	—	—	7.2
Issuance of common stock for employee stock purchase plan, options and warrants	—	0.4	—	3.7	—	—	3.7
Restricted stock issued and related taxes	—	0.1	—	(0.1)	—	—	(0.1)
Net loss	—	—	—	—	—	(3.5)	(3.5)
Other comprehensive income, net of tax	—	—	—	—	0.7	—	0.7
Balance, December 30, 2018	—	103.8	—	1,244.5	(0.7)	(724.5)	519.3
Stock-based compensation	—	—	—	11.0	—	—	11.0
Issuance of common stock for employee stock purchase plan, options and warrants	—	0.8	—	4.9	—	—	4.9
Restricted stock issued and related taxes	—	0.2	—	(0.9)	—	—	(0.9)
Issuance of common stock for acquisitions	—	1.8	—	27.0	—	—	27.0
Net income	0.1	—	—	—	—	12.5	12.5
Other comprehensive income, net of tax	—	—	—	—	0.3	—	0.3
Changes in noncontrolling interest	14.9	—	—	—	—	—	—
Balance, December 29, 2019	15.0	106.6	—	1,286.5	(0.4)	(712.0)	574.1
Stock-based compensation	—	—	—	21.0	—	—	21.0
Issuance of common stock for employee stock purchase plan, options and warrants	—	0.4	—	4.8	—	—	4.8
Restricted stock issued and related taxes	—	0.2	—	(1.4)	—	—	(1.4)
Issuance of common stock for acquisitions	—	15.8	—	245.4	—	—	245.4
Net income (loss)	(0.2)	—	—	—	—	79.6	79.6
Other comprehensive income, net of tax	—	—	—	—	1.8	—	1.8
Changes in noncontrolling interest	—	—	—	—	—	—	—
Balance, December 27, 2020	14.8	123.0	$—	$1,556.3	$1.4	$(632.4)	$925.3

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 27, 2020, December 29, 2019, and December 30, 2018
(in millions)

	2020	2019	2018
Operating activities:
Net income (loss)	$79.4	$12.6	$(3.5)
Income (loss) from discontinued operations	(0.9)	1.7	(7.6)
Income from continuing operations	80.3	10.9	4.1
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	24.6	23.4	17.9
Deferred income taxes	(78.2)	(4.9)	(0.4)
Amortization of lease right-of-use assets	9.4	11.7	—
Stock-based compensation	21.0	11.0	7.2
Amortization of deferred financing costs	1.0	1.0	1.0
Provision for doubtful accounts	—	(0.2)	1.8
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(3.7)	(11.6)	8.2
Unbilled receivables	3.6	(1.6)	(35.9)
Inventoried costs	(5.3)	(4.6)	2.0
Prepaid expenses	(2.1)	0.3	2.2
Other assets	(8.7)	(0.9)	1.2
Operating lease liabilities	(10.2)	(6.3)	—
Accounts payable	(2.4)	4.8	12.2
Accrued expenses	1.0	(6.4)	(1.7)
Accrued compensation	8.5	1.7	3.3
Accrued interest	(0.1)	(0.1)	(0.1)
Billings in excess of costs and earnings on uncompleted contracts	(5.0)	(2.4)	(6.9)
Income tax receivable and payable	(1.1)	1.8	0.2
Other liabilities	12.1	1.3	1.8
Net cash provided by operating activities from continuing operations	44.7	28.9	18.1
Investing activities:
Cash paid for acquisitions, net of cash acquired	(51.5)	(17.7)	(2.9)
Proceeds from sale of assets	0.1	0.3	66.0
Capital expenditures	(35.9)	(26.3)	(22.6)
Net cash provided by (used in) investing activities from continuing operations	(87.3)	(43.7)	40.5
Financing activities:
Proceeds from the issuance of long-term debt	5.1	—	—
Proceeds (expenses) from the issuance of common stock	240.4	—	(1.1)
Repayment under credit facility and debt	(0.6)	—	(0.8)
Debt issuance costs	—	—	(0.1)
Payments under finance leases	(0.6)	(0.5)	—
Proceeds from exercise of restricted stock units, employee stock options, and employee stock purchase plan	3.4	4.0	3.7
Net cash provided by financing activities from continuing operations	247.7	3.5	1.7
Net cash flows of continuing operations	205.1	(11.3)	60.3
Net operating cash flows of discontinued operations	1.9	1.1	(7.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.9	(0.2)	(0.5)
Net increase (decrease) in cash, cash equivalents and restricted cash	208.9	(10.4)	52.1
Cash, cash equivalents and restricted cash at beginning of year	172.6	183.0	130.9
Cash, cash equivalents and restricted cash at end of year	$381.5	$172.6	$183.0
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$19.9	$19.9	$20.5
Net cash paid during the year for income taxes	$2.5	$0.6	$1.5
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued expenses	$2.9	$1.4	$1.3

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Summary of Significant Accounting Policies

(a)    Description of Business

Kratos is a government contractor at the forefront of the U.S. Department of Defense’s (the “DoD”) recapitalization of strategic weapon systems to address peer and near peer threats and its related Rapid Innovation Initiatives. Kratos is a leading technology, intellectual property, proprietary product and system company focused on the U.S. and its allies’ national security. Kratos is a recognized industry leader in the rapid development, demonstration and fielding of disruptive, transformative and high technology systems and products at an affordable cost. At Kratos, affordability is a technology. Kratos’ primary focus areas are unmanned systems, space and satellite communications, microwave electronics, cybersecurity/warfare, rocket, hypersonic and missile defense systems, turbine technologies, and Command, Control, Communication, Computing, Combat, Intelligence Surveillance and Reconnaissance (C5ISR) Systems and training systems. The Company believes that its technology, intellectual property, proprietary products and designed-in positions on its customers’ programs, platforms and systems, and the ability to rapidly develop, demonstrate and field affordable leading technology systems is a competitive advantage. The Company believes that its past performance qualifications and demonstrated ability to meet or exceed its customers’ demanding requirements creates a high barrier to entry to the markets in which it operates. The Company’s work force is primarily engineering and technically oriented, highly skilled with a significant number holding national security clearances. The Company’s entire organization is focused on executing its strategy of being the leading technology and intellectual property based company in its industry.

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

(b)    Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Kratos and its majority owned subsidiaries, for which all intercompany transactions have been eliminated in consolidation.

(c)    Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year, with interim fiscal periods ending on the last Sunday of each calendar quarter. There were 52 calendar weeks in the fiscal years ending on December 27, 2020 and December 29, 2019 and December 30, 2018.

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

(e)    Revenue Recognition

Effective January 1, 2018, the Company adopted the Financial Accounting Standards Board (“FASB”) ASU 2014-09, Revenue from Contracts with Customers, and the related amendments, which are codified into Accounting Standards Codification (“ASC”) 606 (“ASC 606”).

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

Remaining Performance Obligations

Revenues from remaining performance obligations are calculated as the dollar value of the remaining performance obligations on executed contracts. On December 27, 2020, the Company had approximately $922.2 million of remaining performance obligations. The Company expects to recognize approximately 51.0% of the remaining performance obligations as revenue in 2021, an additional 18.0% in 2022, and the balance thereafter.

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

As a result of the EAC process, any quarterly adjustments to revenues, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if it is determined the Company will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if it is determined the Company will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could affect the profitability of one or more of the Company’s contracts. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined. No cumulative catch-up adjustment on any one contract was material to the Company’s consolidated financial statements for the years ended December 27, 2020, December 29, 2019 and December 30, 2018. Likewise, total cumulative catch-up adjustments were not material for the years ended December 27, 2020, December 29, 2019 and December 30, 2018. As of December 27, 2020 and December 29, 2019, accrued expenses included the accrual for losses on contracts of $3.6 million and $3.1 million, respectively.

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

Net contract assets and liabilities are as follows (in millions):

	December 27, 2020	December 29, 2019	Net Change
Contract assets	$177.0	$179.4	$(2.4)
Contract liabilities	$34.0	$34.3	$(0.3)
Net contract assets	$143.0	$145.1	$(2.1)

The change in the balances of the Company’s contract assets and liabilities primarily results from timing differences between revenue recognition and customer billings and/or payments. Contract assets decreased $2.4 million during the year ended December 27, 2020, primarily due to an increase in advance payments and amounts in excess of costs incurred as well as lower unbilled receivables, net, during the year ended December 27, 2020. There were no significant impairment losses related to any receivables or contract assets arising from the Company’s contracts with customers during the year ended December 27, 2020. Contract liabilities decreased $0.3 million during the year ended December 27, 2020, primarily due to revenue recognized in excess of payments received on these performance obligations. For the years ended December 27, 2020 and December 29, 2019, the Company recognized revenue of $26.2 million and $30.5 million, respectively, that was previously included in the beginning balance of contract liabilities.

In November 2019, a large training solutions program was terminated for convenience (“T for C”) by the customer. Under a T for C, a contractor is entitled to seek specified costs through a termination settlement process including (1) the contract price for completed supplies and services accepted by the government but not previously paid for; (2) the cost incurred in the performance of work terminated plus a reasonable profit on those costs; and (3) its costs incurred in settling with subcontractors and preparing and settling the termination proposal. Under a T for C, the Company would not be able to collect the total withheld amounts until the settlement terms of the T for C have been negotiated and agreed to with the customer. At December 27, 2020, approximately $11.5 million in unbilled receivables is outstanding on this project. In addition, the Company is currently in dispute with an international customer in the US segment over approximately $10.0 million in unbilled receivables outstanding as of December 27, 2020. The dispute concerns the completion of system requirements and contractual milestones. The Company alleges breach of contract, as well as other claims against the customer, and seeks damages and other equitable relief. The customer has asserted counterclaims seeking liquidated damages and additional relief. Management has evaluated the present facts of the matters and performed a reassessment of the contractual amounts due, as well as the claims asserted by each of the parties, and have determined that no adjustment to previously recognized revenue, or the corresponding unbilled receivables, is necessary at December 27, 2020.

    Disaggregation of Revenue

    The following series of tables presents the Company’s revenue disaggregated by several categories. For the majority of contracts, revenue is recognized over time as work is performed on the contract. Revenue by contract type was as follows (in millions):

	Year Ended December 27, 2020	Year Ended December 29, 2019
Kratos Government Solutions
Fixed price	$437.6	$469.4
Cost plus fee	89.1	54.3
Time and materials	34.0	32.4
Total Kratos Government Solutions	560.7	556.1
Unmanned Systems
Fixed price	126.9	126.2
Cost plus fee	57.1	33.8
Time and materials	3.0	1.4
Total Unmanned Systems	187.0	161.4
Total Revenues	$747.7	$717.5

Revenue by customer was as follows (in millions):

	Year Ended December 27, 2020	Year Ended December 29, 2019
Kratos Government Solutions
U.S. Government (1)	$375.9	$368.6
International (2)	123.8	111.4
U.S. Commercial and other customers	61.0	76.1
Total Kratos Government Solutions	560.7	556.1
Unmanned Systems
U.S. Government (1)	170.5	138.8
International (2)	15.7	21.1
U.S. Commercial and other customers	0.8	1.5
Total Unmanned Systems	187.0	161.4
Total Revenues	$747.7	$717.5

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

From time to time, the Company may proceed with work based on customer direction prior to the completion and signing of formal contract documents. The Company has a formal review process for approving any such work. Revenue associated with such work is recognized only when the criteria to establish a contract under ASC 606 are met and the obligations under the contract are legally enforceable. As of December 27, 2020 and December 29, 2019, approximately $1.2 million and $4.7 million, respectively, of the Company’s unbilled accounts receivable balance were under an authorization to proceed or work order from its customers where a formal purchase order had not yet been received.

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

When tax deductions from stock options and awards are greater than the cumulative book compensation expense, the tax effect of the resulting difference is a windfall. For the year ended December 27, 2020, an income tax benefit of $1.0 million was recorded for windfalls generated from stock options and awards exercised in 2020. For the year ended December 29, 2019, an income tax benefit of $2.1 million was recorded for windfalls generated from stock options and awards exercised in 2019. For the tax year ended December 30, 2018, there were no incremental tax benefits from stock options exercised in the period.

The following table shows the amounts recognized in the consolidated financial statements for stock-based compensation expense related to stock options, stock awards and stock offered under the Company’s employee stock purchase plan (in millions).

	Year ended December 27, 2020	Year ended December 29, 2019	Year ended December 30, 2018
Selling, general and administrative expenses	$21.0	$11.0	$7.2
Total cost of employee stock-based compensation included in operating income from continuing operations	$21.0	$11.0	$7.2

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

The following table outlines the balance of the Company’s allowance for doubtful accounts for 2020, 2019 and 2018. The table identifies the additional provisions each year as well as the write-offs that utilized the allowance (in millions).

Allowance for Doubtful Accounts	Balance at Beginning of Year	Provisions	Write-offs/Recoveries	Balance at End of Year
Year ended December 30, 2018	$0.5	$1.8	$—	$2.3
Year ended December 29, 2019	$2.3	$(0.2)	$(0.2)	$1.9
Year ended December 27, 2020	$1.9	$—	$(0.1)	$1.8

(k)    Cash and Cash Equivalents

The Company’s cash equivalents consist of its highly liquid investments with an original maturity of three months or less when purchased by the Company.

The Company had restricted cash accounts of approximately $0.7 million at December 27, 2020 and no restricted cash accounts at December 29, 2019. As of December 27, 2020, restricted cash consisted of funds being held pending the settlement of net working capital adjustments associated with recent acquisitions.

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

Assets are depreciated predominately using the straight-line method, with the following lives:

Years
Buildings and improvements	15 – 39
Machinery and equipment	3 – 20
Computer equipment and software	1 – 10
Vehicles, furniture, and office equipment	5
Leasehold improvements	Shorter of useful life or length of lease

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

The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors considered when determining useful lives include the contractual term of any agreement, the history of the asset, the Company’s long-term strategy for the use of the asset, any laws or other local regulations that could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have finite lives are amortized, generally on a straight-line basis, over their useful lives, ranging from one to 15 years.

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

(s)    Interest Expense, Net

Interest expense, net is summarized in the following table (in millions):

	Year ended December 27, 2020	Year ended December 29, 2019	Year ended December 30, 2018
Interest expense incurred primarily on the Senior Secured Notes	$(23.6)	$(23.5)	$(21.6)
Miscellaneous interest income	0.8	1.9	0.8
Interest expense, net	$(22.8)	$(21.6)	$(20.8)

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

The aggregate foreign currency transaction gain (loss) included in determining net income (loss) for the years ended December 27, 2020, December 29, 2019, and December 30, 2018 was approximately $0.0 million, $(1.1) million, and $(1.1)

million, respectively, which is included in other income (expense), net on the accompanying consolidated statements of operations and comprehensive loss.

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

Simultaneously with the execution of the Purchase Agreement among the Company and the Sellers (as defined in such agreement) (the “Purchase Agreement”) and completion of the acquisition, the Company, FTT Inc., FTT Core and the Sellers entered into an exchange agreement (the “Exchange Agreement”) pursuant to which, among other things, (i) FTT Core was converted into a Delaware corporation, (ii) beginning in January 2024, the Holders (as defined in the Exchange Agreement) will have an annual right (the “Put Right”) to sell all of the minority interests in FTT Inc. and FTT Core (the “Minority Interests”) to the Company at a purchase price based on a specified multiple of the trailing 12 months EBITDA of FTT Inc., FTT Core and each of their respective subsidiaries (the “Acquired Companies”) as set forth in the Exchange Agreement (the “Minority Interest Purchase Price”) (provided, however, that following certain events, including a change of control, the Put Right will be accelerated and the Minority Interest Purchase Price will be a specified increased multiple of the trailing 12 months EBITDA of the Acquired Companies as set forth in the Exchange Agreement), and (iii) beginning in January 2025, the Company will have an annual right to purchase all of the Minority Interests from the Holders at the Minority Interest Purchase Price.

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

Accounts receivable	$8.1
Unbilled receivables	4.9
Inventoried costs	7.8
Other current assets	1.1
Property and equipment	5.7
Intangible assets	30.8
Goodwill	24.0
Total identifiable net assets acquired	82.4
Total identifiable net liabilities assumed	(7.5)
Net assets before noncontrolling interest	74.9
Noncontrolling interest	(14.9)
Net assets acquired, excluding cash	$60.0

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

The weighted average common shares used to calculate income per share also reflects the issuance of 1,825,406 shares of the Company’s common stock in conjunction with the acquisition.

Technical Directions, Inc.

On February 24, 2020, the Company acquired Technical Directions, Inc.(“TDI”), a turbine technology company focused on tactical unmanned aerial drones, missile and other systems for approximately $10.5 million in cash, subject to adjustments for transaction expenses, indebtedness, cash on hand, and post-closing working capital adjustments. Working capital adjustments of $0.3 million were settled in the third quarter of 2020. The allocation of the total consideration for this acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocations to be material to the Company's consolidated financial statements. The operating results of the acquisition have been included in the Company’s results of operations from the effective acquisition date. The amount of net sales and earnings of TDI included in the condensed consolidated statement of operations for the year ended December 27, 2020 are not material. Had the acquisition occurred as of December 29, 2019, net sales, net income from consolidated operations, net income attributable to Kratos, and basic and diluted net income per share attributable to Kratos on a pro forma basis for the year ended December 27, 2020 would not have been materially different than the reported amounts. TDI is included in the Kratos US segment.

Optimized Performance Machining, Inc.

On April 17, 2020, the Company acquired Optimized Performance Machining, Inc.(“OPM”), a company that primarily operates in the industrial machinery and equipment repair business industry for approximately $1.8 million in cash, subject to adjustments for transaction expenses, indebtedness, cash on hand, and post-closing working capital adjustments. Working capital adjustments of $0.03 million were settled in the third quarter of 2020. The allocation of the total consideration for this acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocations to be material to the Company's unaudited condensed consolidated financial statements. The operating results of the acquisition have been included in the Company’s results of operations from the effective acquisition date. The amount of net sales and earnings of OPM included in the condensed consolidated statement of operations for the year ended December 27, 2020 are not material. Had the acquisition occurred as of December 29, 2019, net sales, net income from consolidated operations, net income attributable to Kratos, and basic and diluted net income per share attributable to Kratos on a pro forma basis for the year ended December 27, 2020 would not have been materially different than the reported amounts. OPM is included in the Kratos US segment.

CPI ASC Signal Division, Inc.

On June 15, 2020, Kratos Integral Holdings, LLC entered into a Stock Purchase Agreement to acquire CPI ASC Signal Division, Inc. (“ASC Signal”) from Communications & Power Industries LLC for approximately $35 million in cash, subject to adjustments for transaction expenses, indebtedness, cash on hand, and working capital adjustments. The adjustments for transaction expenses, indebtedness, cash on hand and working capital were settled by the parties in January 2021, resulting in a net payment due to the Company of approximately $1.4 million. ASC Signal is a manufacturer of high-performance, highly engineered antenna systems for satellite communications, radar, electronic warfare, and high frequency applications. On June 30, 2020, the acquisition was completed following the satisfaction of all closing conditions, including receipt of regulatory approval from all required government authorities. ASC Signal is included in the KSTC Division of the Company’s KGS segment.

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

Accounts receivable	$5.7
Unbilled receivables	0.9
Inventoried costs	10.4
Other current assets	1.8
Property and equipment	10.0
Intangible assets	4.3
Goodwill	10.8
Total identifiable net assets acquired	43.9
Total identifiable net liabilities assumed	(11.0)
Net assets acquired, excluding cash	$32.9

Based on the Company’s preliminary estimate of fair value, as of June 30, 2020, net liabilities included $9.1 million of current liabilities. The identifiable intangible assets include trade names of $0.1 million with a remaining useful life of 1 year, customer relationships of $2.0 million with remaining useful lives of 5 years, and developed technology of $2.2 million with a remaining useful life of 7 years. The Company also established a deferred tax liability of $1.1 million for the difference between the financial statement basis and tax basis of the acquired assets of ASC Signal and a corresponding increase in goodwill. The goodwill recorded in this transaction is not expected to be tax-deductible.

The amounts of revenue and operating income of ASC Signal included in the Company's condensed consolidated statement of operations for the year ended December 27, 2020 were $21.9 million and $1.1 million, respectively. Included in Merger and acquisition expenses for the year ended December 27, 2020 were transaction expenses of $1.1 million, related to the acquisition of ASC Signal.

A summary of the consideration paid for the acquired ownership in ASC Signal is as follows:

Cash paid	$34.9
Less: Cash acquired	(2.0)
Total consideration	$32.9

Pro Forma Financial Information (Unaudited)

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

For the year ended December 27, 2020 (all amounts, except per share amounts, are in millions):

Pro forma revenues	$766.0
Pro forma net income before tax	$2.6
Pro forma net loss	$(1.4)

Basic pro forma loss per share	$(0.01)
Diluted pro forma loss per share	$(0.01)

5-D Systems, Inc.

On November 18, 2020, the Company acquired 5-D Systems, Inc. (“5-D Systems”), a leading National Security Solutions provider and industry-leading provider of high-performance, jet-powered unmanned aerial systems for an aggregate of approximately $10.0 million. The purchase price was $5.0 million in cash, subject to adjustments for transaction expenses, indebtedness, cash on hand, and post-closing working capital adjustments, and 250,374 shares of common stock (with a value of approximately $5.0 million). The allocation of the total consideration for this acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocations to be material to the Company's consolidated financial statements. The operating results of the acquisition have been included in the Company’s results of operations from the effective acquisition date. The amount of net sales and earnings of 5-D Systems included in the condensed consolidated statement of operations for the year ended December 27, 2020 are not material. Had the acquisition occurred as of December 29, 2019, net sales, net income from consolidated operations, net income attributable to Kratos, and basic and diluted net income per share attributable to Kratos on a pro forma basis for the year ended December 27, 2020 would not have been materially different than the reported amounts. 5-D Systems is included in the Kratos US segment.

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

The KGS reportable segment has five operating businesses: Defense Rocket Support Services (“DRSS”), Microwave Electronics (“ME”), Space, Training and Cybersecurity Solutions (ST&C), C5ISR/Modular Systems (“MS”), and Kratos Turbine Technologies (“KTT”). All of the KGS operating segments provide technology based defense solutions, involving products and services, primarily for mission critical U.S. national security priorities, with the primary focus relating to the nation’s Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance requirements. The US reportable segment consists of its unmanned aerial system, unmanned ground, and unmanned seaborne system products.

The Company identified its reporting units to be the DRSS, ME, ST&C, MS, KTT and US operating segments. The Company tests goodwill for impairment by first performing a qualitative assessment. If, based on its qualitative assessment management determines it is not more likely than not that the fair value of the reporting unit exceeds its carrying value, a quantitative assessment is then performed. For operations where a quantitative assessment is performed, the identification and measurement of impairment involves the estimation of the fair value of reporting units. If the fair value is determined to be less than the carrying value, a charge to operations is recorded for the amount that the carrying value exceeds fair value. As part of its quantitative assessment, the Company estimates the fair value of each of the reporting units based on a comparison and weighting of the income approach, specifically the discounted cash flow method and the market approach, which estimates the fair value of the reporting units based upon comparable market prices and recent transactions and also validates the reasonableness of the implied multiples from the income approach.

In determining the fair value for the reporting units, where a quantitative assessment is performed, there are key assumptions relating to future expected cash flows, terminal growth rates, appropriate discount rates, market multiples, and the control premium a controlling shareholder could be expected to pay.

The carrying amounts of goodwill as of December 27, 2020 and December 29, 2019 by reportable segment are as follows (in millions):

	As of December 27, 2020
	US	KGS	Total
Gross value	$127.6	$609.6	$737.2
Less accumulated impairment	13.8	239.5	253.3
Net	$113.8	$370.1	$483.9

	As of December 29, 2019
	US	KGS	Total
Gross value	$111.1	$597.8	$708.9
Less accumulated impairment	13.8	239.5	253.3
Net	$97.3	$358.3	$455.6

(b)    Purchased Intangible Assets

The following table sets forth information for acquired finite-lived and indefinite-lived intangible assets (in millions):

	As of December 27, 2020			As of December 29, 2019
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$75.3	$(55.7)	$19.6	$72.3	$(53.3)	$19.0
Contracts and backlog	33.4	(31.0)	2.4	32.0	(28.4)	3.6
Developed technology and technical know-how	29.9	(25.3)	4.6	25.0	(23.8)	1.2
Trade names	2.0	(1.9)	0.1	1.9	(1.6)	0.3
In-process research and development	9.4	—	9.4	8.5	—	8.5
Total finite-lived intangible assets	150.0	(113.9)	36.1	139.7	(107.1)	32.6
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$156.9	$(113.9)	$43.0	$146.6	$(107.1)	$39.5

The aggregate amortization expense for finite-lived intangible assets was $6.8 million, $7.4 million and $5.9 million, for the years ended December 27, 2020, December 29, 2019, and December 30, 2018, respectively. The Company records all amortization expense in selling, general and administrative expenses.

The estimated future amortization expense of acquired intangible assets with finite lives as of December 27, 2020 is as follows (in millions):

Fiscal Year	Amount
2021	5.6
2022	3.9
2023	3.5
2024	3.4
2025	3.3
Thereafter	16.4
Total	$36.1

Note 4.    Balance Sheet Details

The detail of certain assets in the consolidated balance sheets consists of the following:

Cash and cash equivalents

The Company’s cash equivalents consist of overnight cash sweep accounts that are invested on a daily basis. Cash and cash equivalents at December 27, 2020 and December 29, 2019 were $380.8 million and $172.6 million, respectively, and approximated their fair value.

Accounts receivable, net and Unbilled receivables, net

Receivables including amounts due under long-term contracts are summarized as follows (in millions):

	December 27, 2020	December 29, 2019
Billed, current	$97.0	$86.6
Unbilled, current	177.1	179.7
Total current accounts receivable	274.1	266.3
Allowance for doubtful accounts	(1.8)	(1.9)
Total accounts receivable and unbilled receivables, net	$272.3	$264.4

Substantially all accounts receivable at December 27, 2020, are expected to be collected in 2021. The Company does not believe it has significant exposure to credit risk, as accounts receivable and the related unbilled amounts are primarily from contracts associated with the U.S. Government.

U.S. Government contract receivables where the Company is the prime contractor included in accounts receivable, net (in millions):

	December 27, 2020	December 29, 2019
Billed	$19.5	$16.6
Unbilled	77.9	86.4
Total U.S. Government contract receivables	$97.4	$103.0

Inventoried costs (in millions):

	December 27, 2020	December 29, 2019
Raw materials	$47.3	$39.1
Work in process	30.1	20.3
Finished goods	3.8	1.7
Total inventoried costs	$81.2	$61.1

Property, plant and equipment, net (in millions)

	December 27, 2020	December 29, 2019
Finance lease right of use assets	$40.6	$39.6
Land and buildings	$19.1	$12.2
Computer equipment and software	37.0	32.7
Machinery and equipment	105.3	78.7
Furniture and office equipment	7.9	7.1
Leasehold improvements	15.0	12.3
Construction in progress	18.2	16.0
Property and equipment	243.1	198.6
Accumulated depreciation and amortization	(99.3)	(81.7)
Total property and equipment, net	$143.8	$116.9

Depreciation expense was $17.8 million, $16.0 million and $12.0 million for the years ended December 27, 2020, December 29, 2019, and December 30, 2018, respectively.

Note 5.    Debt

(a)    Issuance of 6.5% Senior Secured Notes due 2025

In November 2017, the Company issued and sold $300 million aggregate principal amount of 6.5% Senior Secured Notes due 2025 (the “6.5% Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Act”). The Company incurred debt issuance costs of $6.6 million associated with the 6.5% Notes. The Company utilized the net proceeds from the sale of the 6.5% Notes, as well as cash from an equity offering to extinguish the previously outstanding 7.00% Senior Secured Notes due 2019 (the “7% Notes”). The total reacquisition price of the 7% Notes was $385.2 million, including a $12.0 million call premium, and $0.3 million of accrued interest.

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

The 6.5% Notes are redeemable, in whole or in part, at the respective redemption prices specified in the Indenture. The Company may also be required to make an offer to purchase the 6.5% Notes upon a change of control and certain sales of its assets.

The Indenture contains covenants limiting, among other things, the Company’s ability and the Subsidiary Guarantors’ ability to: (a) pay dividends on or make distributions or repurchase or redeem the Company’s capital stock or make other restricted payments; (b) incur additional debt and guarantee debt; (c) prepay, redeem or repurchase certain debt; (d) issue certain preferred stock or similar equity securities; (e) make loans and investments; (f) sell assets; (g) incur liens; (h) consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; (i) enter into transactions with affiliates; and (j) enter into agreements restricting the Company’s ability and certain of its subsidiaries’ ability to pay dividends. These covenants are subject to a number of exceptions. As of December 27, 2020, the Company was in compliance with the covenants contained in the Indenture governing the 6.5% Notes.

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

(b)    Other Indebtedness

Credit and Security Agreement

On November 20, 2017, the Company entered into an Amended and Restated Credit and Security Agreement (as amended, the “Credit Agreement”) with the lenders named therein, SunTrust Bank, as Agent (the “Agent”), and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Sole Book Runner. The Credit Agreement establishes a five year senior secured revolving credit facility in the aggregate principal amount of $90.0 million (subject to a potential increase of the aggregate principal amount to $115.0 million, subject to SunTrust’s and applicable lenders’ approval), consisting of a subline for letters of credit in an amount not to exceed $50.0 million, as well as a swingline loan in an aggregate principal amount at any time outstanding not to exceed $10.0 million.

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

As of December 27, 2020 and December 29, 2019, there were no borrowings outstanding on the Credit Agreement;

there was $5.9 million outstanding on letters of credit, resulting in net borrowing base availability of $71.9 million as of December 27, 2020. The Company was in compliance with the financial covenants of the Credit Agreement as of December 27, 2020.

Israel Debt

During August 2020, the Company entered into two 5-year term loans with two banks in Israel representing an aggregate principal amount of approximately $5.1 million. These loans were subsidized by the State of Israel as part of a COVID-19 relief package with interest at Israeli NIS prime interest, plus a margin of 1.5%. The first year of interest is paid by the State of Israel with subsequent interest and principal payments due monthly commencing in August 2021.

5-D Systems Loan

In connection with the acquisition of 5-D Systems, the Company assumed a loan in the amount of approximately $0.5 million with an interest rate of 1.0% that had been obtained under the Small Business Administration Paycheck Protection Program as part of a COVID-19 relief package. Payment of interest and principal is due monthly with the balance due in April 2022. The sellers of 5-D Systems have applied for forgiveness of this loan and as part of the purchase have agreed to indemnify Kratos in the event the application for forgiveness of the loan is not accepted.

Fair Value of Long-term Debt

Carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at December 27, 2020 and December 29, 2019 are presented in the following table:

	As of December 27, 2020			As of December 29, 2019
$ in millions	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Long-term debt	$305.6	$301.5	$319.6	$300.0	$295.1	$322.1

The fair value of the Company’s long-term debt was based upon actual trading activity (Level 1, Observable inputs —quoted prices in active markets).

As of December 27, 2020, the difference between the carrying amount of $301.5 million and the principal amount of $305.6 million presented in the previous table, is the unamortized debt issuance costs of $4.1 million, which are being accreted to interest expense over the term of the related debt. As of December 29, 2019, the difference between the carrying amount of $295.1 million and the principal amount of $300.0 million presented in the above table also related to the same unamortized debt issuance costs of $4.9 million.

Future maturities of long-term debt are $0.9 million in 2021, $1.4 million in 2022, $1.2 million in 2023, $1.3 million in 2024 and $300.8 million in 2025.

Note 6.    Leases

The components of lease expense for the years ended December 27, 2020, and December 29, 2019 were as follows (in millions):

	December 27, 2020	December 29, 2019
Amortization of right of use assets - finance leases	$2.1	$2.0
Interest expense on lease liabilities - finance leases	2.6	2.5
Operating lease cost (expense resulting from amortization of total lease payments)	11.9	13.2
Short-term lease cost	0.8	0.6
Variable lease cost (cost excluded from lease payments)	0.1	0.1
Sublease income	(1.1)	(3.3)
Total lease cost	$16.4	$15.1

The components of leases on the balance sheet were as follows (in millions):

	December 27, 2020	December 29, 2019
Operating Leases:
Operating lease right-of-use assets	$42.9	$42.1
Current portion of operating lease liabilities	$8.9	$9.9
Operating lease liabilities, net of current portion	$38.6	$37.6
Finance leases:
Property, plant and equipment, net	$36.5	$38.1
Other current liabilities	$0.9	$0.6
Other long-term liabilities	$38.8	$38.4

Cash paid for amounts included in the measurement of lease liabilities for the years ended December 27, 2020, and December 29, 2019 were as follows (in millions):

	December 27, 2020	December 29, 2019
Finance lease - cash paid for interest	$2.6	$2.5
Finance lease - financing cash flows	$0.6	$0.5
Operating lease - operating cash flows (fixed payments)	$12.7	$14.8

Other supplemental noncash information (in millions):

	December 27, 2020	December 29, 2019
Operating lease liabilities arising from obtaining right-of-use assets, including impact of ASC 842 adoption	$10.2	$59.3
Finance lease liabilities arising from obtaining right-of-use assets, including impact of ASC 842 adoption	$1.1	$39.6

Weighted-average remaining lease term (in years):
Operating leases	5.46	5.77
Finance leases	17.68	18.91

Weighted-average discount rate:
Operating leases	6.50%	6.50%
Finance leases	6.52%	6.52%

The maturity of lease liabilities is (in millions):

	Operating Leases	Finance Leases
2021	$11.7	$3.4
2022	10.6	3.5
2023	10.3	3.5
2024	8.1	3.5
2025	7.1	3.6
Thereafter	8.8	51.3
Total lease payments	56.6	68.8
Less: imputed interest	(9.1)	(29.1)
Total present value of lease liabilities	$47.5	$39.7

    Rental expense for operating leases classified under ASC 840 for the year ended December 30, 2018 was $23.7 million. Total sublease income for the year ended December 30, 2018 totaling $3.3 million has been netted against rent expense.

Note 7.    Net Income (Loss) Per Common Share

The Company calculates net income (loss) per common share in accordance with FASB ASC Topic 260, Earnings per Share (“Topic 260”). Under Topic 260, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities.

The following shares were excluded from the calculation of diluted income (loss) per common share because their inclusion would have been anti-dilutive (in millions):

	Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
Shares from stock options and awards	0.5	—	0.1

Note 8.    Income Taxes

The components of income (loss) from continuing operations before income taxes are comprised of the following (in millions):

	December 27, 2020	December 29, 2019	December 30, 2018
Domestic	$(1.6)	$6.8	$2.2
Foreign	8.4	8.9	6.5
Total	$6.8	$15.7	$8.7

The provision (benefit) for income taxes from continuing operations are comprised of the following (in millions):

	Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
Federal income taxes:
Current	$—	$(0.2)	$(0.4)
Deferred	(68.2)	(3.9)	(1.8)
Total Federal	(68.2)	(4.1)	(2.2)
State and local income taxes:
Current	0.5	1.0	0.4
Deferred	(9.4)	(0.9)	1.4
Total State and local	(8.9)	0.1	1.8
Foreign income taxes:
Current	4.2	9.0	4.8
Deferred	(0.6)	(0.2)	0.2
Total Foreign	3.6	8.8	5.0
Total	$(73.5)	$4.8	$4.6

A reconciliation of the total income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate of 21% to the income from continuing operations before income taxes for the years ended December 27, 2020, December 29, 2019 and December 30, 2018 is as follows (in millions):

	Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
Income tax at federal statutory rate	$1.4	$3.3	$1.8
State taxes, net of federal tax benefit and valuation allowance	0.6	0.6	0.9
Difference in tax rates between U.S. and foreign	1.3	1.9	0.7
Increase (decrease) in valuation allowance	(80.1)	(3.3)	4.7
Nondeductible expense	1.0	1.0	0.6
Increase in reserve for uncertain tax positions	3.0	7.7	4.0
Changes to indefinite life items and separate state deferred taxes	(0.1)	0.4	(0.7)
One-time transition tax on previously undistributed foreign earnings	—	—	2.2
Decrease in deferred taxes related to disposition	—	—	(9.6)
Release of valuation allowance due to acquisitions	(1.3)	(5.2)	—
Stock-based compensation	0.7	(1.6)	—
Total	$(73.5)	$4.8	$4.6

Effective January 1, 2018, the Tax Cuts and Jobs Act (“TCJA”) required the acceleration of certain types of revenue for tax purposes. The new rules prohibit the Company from deferring revenue on unbilled accounts receivable later than when the amounts are recognized as revenue for book purposes. This change impacted several accounting methods previously used by the Company and resulted in an acceleration of taxability of such revenue as compared with prior U.S. tax laws. The additional revenue will be recognized over four years beginning in 2018. Additionally, interest deductions of the Company will be limited to 50% of tax adjusted EBITDA in 2020 and 30% in future years.

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

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows (in millions):

	December 27, 2020	December 29, 2019
Deferred tax assets:
Stock-based compensation	$7.9	$5.3
Payroll related accruals	11.7	9.2
Lease accruals	21.7	22.1
Net operating loss carryforwards	66.0	75.1
Tax credit carryforwards	11.7	11.2
Other	18.5	20.2
	137.5	143.1
Valuation allowance	(7.4)	(88.6)
Total deferred tax assets, net of valuation allowance	130.1	54.5
Deferred tax liabilities:
Unearned revenue	(10.7)	(19.0)
Operating lease right-of-use assets	(19.7)	(20.2)
Other intangibles	(24.6)	(21.0)
Property and equipment, principally due to differences in depreciation	(7.0)	(2.0)
Other	(1.5)	(1.3)
Total deferred tax liabilities	(63.5)	(63.5)
Net deferred tax asset (liability)	$66.6	$(9.0)

The Company maintained a full valuation allowance on its U.S. deferred tax assets as of the third quarter of 2020. During the fourth quarter of 2020, the Company evaluated all available evidence, both positive and negative, to determine whether based on the weight of that evidence, a valuation allowance for deferred tax assets was still needed. Evidence evaluated by the Company included but was not limited to, its three-year cumulative income position, the results and trend of pretax book income from core operations and its forecast of taxable income. As a result, the Company determined that the majority of its U.S. deferred tax assets were more likely than not to be realized and reversed a significant portion of the valuation allowance against those deferred tax assets accordingly. The remaining valuation allowance on the Company’s U.S. deferred tax assets as of December 27, 2020 relate primarily to state net operating loss and capital loss carryforwards the Company estimates it may not be able to utilize in future periods. During fiscal 2020, the Company recorded a net decrease in its valuation allowance of $81.2 million.
At December 27, 2020, the Company had federal tax loss carryforwards of $271.0 million and various state tax loss carryforwards of $245.8 million. The federal tax loss carryforwards will begin to expire in 2027 and state tax loss carryforwards will begin to expire in 2021 in certain states. Additionally, the state capital loss carryforward generated in 2018 will begin to expire in 2024. At December 27, 2020, the Company had federal tax credit carryforwards of $11.1 million and various state tax credit carryforwards of $0.6 million. The federal tax credit carryforwards will begin to expire in 2024 and the state tax credit carryforwards do not have an expiration.
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
In tax years 2010 and 2011 the Company experienced a Section 382 “ownership change” that will limit the utilization of NOL carryforwards. Additionally, in prior years the Company acquired corporations with NOL carryforwards at the date of acquisition (“Acquired NOLs”). The Acquired NOLs are subject to separate limitations that may further restrict the use of

Acquired NOLs. For the year ended December 27, 2020, there was no impact of such Section 382 limitations on the income tax provision since the amount of taxable income did not exceed the annual limitation amount. However, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOLs or other tax attributes may be further limited.
As of December 31, 2017, all accumulated undistributed earnings of our foreign subsidiaries were subject to the one-time transition tax on foreign earnings required by the 2017 Tax Cuts and Jobs Act. It is the Company’s intention to permanently reinvest undistributed earnings of its foreign subsidiaries. As such, the Company has not provided deferred U.S. income taxes or foreign withholding taxes of approximately $11.0 million on temporary differences relating to the outside basis in its investment in foreign subsidiaries. As of December 27, 2020, the Company has $29.2 million of cash and cash equivalents available for distribution.

The Company is subject to taxation in the U.S., various state tax jurisdictions and various foreign tax jurisdictions. The Company’s tax years for 2000 and later are subject to examination by the U.S. and state tax authorities due to the existence of NOL carryforwards. Generally, the Company’s tax years for 2015 and later are subject to examination by various foreign tax authorities, as well.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

Balance as of December 31, 2017	$15.6
Increases related to prior periods	0.5
Increases related to current year tax positions	4.0
Expiration of applicable statutes of limitations	(0.4)
Decreases related to prior year tax positions	(0.3)
Decreases related to disposition	(1.7)
Balance as of December 30, 2018	17.7
Increases related to prior periods	0.2
Increases related to current year tax positions	6.3
Expiration of applicable statutes of limitations	(0.1)
Decreases related to settlement with tax authorities	(0.1)
Balance as of December 29, 2019	24.0
Increases related to prior periods	0.2
Increases related to current year tax positions	1.5
Expiration of applicable statutes of limitations	(0.3)
Decreases related to settlement with tax authorities	—
Balance as of December 27, 2020	$25.4

Included in the balance of unrecognized tax benefits at December 27, 2020, are $25.4 million of tax benefits that, if recognized, would affect the effective tax rate. Included in this amount is $11.3 million that would become a deferred tax asset if the tax benefit were recognized. As such, this benefit may be impacted by a corresponding valuation allowance depending upon the Company’s assessment of the realizability of the deferred tax asset at the time the benefits are recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the years ended December 27, 2020, December 29, 2019 and December 30, 2018, the Company recorded $1.9 million, $1.3 million, and $0.6 million, respectively, in interest or penalty expenses. These amounts are netted by a benefit for interest and penalties related to the reversal of prior positions and the disposition of PSS in 2018 of $0.2 million, $0.1 million, and $1.1 million for the years ended December 27, 2020, December 29, 2019, and December 30, 2018, respectively. As of December 27, 2020, December 29, 2019, and December 30, 2018, the Company had accrued total interest and penalties of $4.5 million, $2.8 million and $1.6 million, respectively.

The Company believes that it is reasonably possible that as much as $0.3 million of the liabilities for uncertain tax positions will expire within 12 months of December 27, 2020 due to the expiration of various applicable statues of limitations.

Note 9.     Discontinued Operations

On February 28, 2018, the Company entered into a Stock Purchase Agreement to sell the operations of Kratos Public Safety & Security Solutions, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“PSS”), to Securitas Electronic Security, Inc., a Delaware corporation (“Buyer”). On June 11, 2018, the Company completed the sale of all of the issued and outstanding capital stock of PSS to Buyer for a purchase price of $69 million in cash, subject to a closing net working capital adjustment (the “Transaction”). To date, the Company has received approximately $70 million of aggregate net cash proceeds from the Transaction, after taking into account amounts that were paid by the Company pursuant to a negotiated transaction services agreement between the Company and the Buyer, receipt of approximately $6.8 million in net working capital retained by the Company, and associated transaction fees and expenses, excluding the impact of the final settlement and determination of the closing net working capital adjustment. The Company and the Buyer are currently in a dispute regarding the closing net working capital adjustment. The amount in dispute is approximately $8 million. The Company has recorded a net break-even on the sale of the PSS business which includes the aggregate net proceeds described above that have been collected, excluding the impact of the final settlement and determination of the closing net working capital adjustment. The resolution of the ongoing dispute will be recorded in future periods when resolved.

In accordance with ASC 360-10-45-9, Property, Plant, and Equipment (Topic 360) and ASC 205-20-45-3 Presentation of Financial Statements (Topic 205), PSS and its subsidiaries have been reported in discontinued operations in the accompanying consolidated financial statements for all periods presented.

The following table presents the results of discontinued operations (in millions):

	Year ended December 27, 2020	Year ended December 29, 2019	Year ended December 30, 2018
Revenue	$—	$0.3	$44.2
Cost of sales	0.2	0.9	34.2
Selling, general and administrative expenses	1.0	1.1	16.7
Other (income) expense	—	(3.6)	2.7
Income (loss) from discontinued operations before income taxes	(1.2)	1.9	(9.4)
Gain on disposal of discontinued operations before income taxes	—	—	—
Total gain (loss) of discontinued operations before income taxes	(1.2)	1.9	(9.4)
Income tax (benefit) expense	(0.3)	0.2	(1.8)
Income (loss) from discontinued operations	$(0.9)	$1.7	$(7.6)

Revenue and operating results for the year ended December 27, 2020 reflect the performance on the contracts and working capital retained by the Company, as well as legal expenses related to the ongoing working capital dispute. Included in the year ended December 29, 2019, is a $3.6 million gain recorded as a result of the release of an indemnification liability following the lapse of the statute of limitations associated with a potential tax liability that was recorded in 2015 as part of the previous sale of our Electronic Products Division. Discontinued operations for year ended December 30, 2018 were impacted by approximately $2.0 million of cost adjustments on certain security system deployment projects for a mass transit authority. Transaction expenses of $2.7 million, primarily comprised of investment advisory fees, legal fees, and other direct transaction expenses related to the Transaction, were included in Other (income) expense items that are not major for the year ended December 30, 2018. Depreciation expense included in Selling, general and administrative expenses was $0.0 million, $0.0 million and $0.1 million for the years ended December 27, 2020, December 29, 2019, and December 30, 2018 respectively.

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

The following is a summary of the assets and liabilities of discontinued operations as of December 27, 2020 and December 29, 2019 (in millions):

	December 27, 2020	December 29, 2019
Accounts receivable, net	—	3.3
Current assets of discontinued operations	$—	$3.3
Accounts payable	$0.2	$0.2
Accrued expenses	0.1	0.3
Other current liabilities	2.8	2.8
Current liabilities of discontinued operations	$3.1	$3.3
Other long-term liabilities of discontinued operations	$2.5	$2.8

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

Note 11.    Stockholders’ Equity

(a)    Common Stock

    On June 23, 2020, the Company sold 15,525,000 shares of common stock at a purchase price of $16.25 per share in an underwritten public offering. The Company received gross proceeds of approximately $252.3 million. After deducting underwriting fees and other offering expenses, the Company received approximately $240.4 million in net proceeds. The Company expects to use the net proceeds for general corporate purposes, including for potential strategic “tuck-in” acquisitions, to further position the Company for projected growth from new and anticipated increased production and to facilitate its long-term strategy.

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

As of March 27, 2014, there were 2,306,256 shares remaining available for issuance under the Prior Plans. The total number of awards outstanding under all of the Prior Plans and outside of any Prior Plan was 5,511,322 as of March 27, 2014. The 2014 Plan decreased the number of shares remaining available for issuance under its equity compensation plans from 2,306,256 to 1,550,000, although, per the 2014 Plan, up to 5,511,322 shares subject to outstanding awards under the Prior Plans and non-plan grants could potentially become Returning Shares available for issuance under the 2014 Plan. In May 2017, the Company’s shareholders approved an amendment to the 2014 Plan to increase the aggregate number of shares that may be issued under the plan by 2,500,000 shares. In June 2020, the Company’s shareholders approved an amendment to the 2014 Plan to increase the aggregate number of shares that may be issued under the plan by 4,700,000 shares.

The Board may grant equity-based awards to selected employees, directors and consultants of the Company pursuant to its 2014 Plan. As of December 27, 2020, there were 5,259,403 shares reserved for issuance for future grant under the 2014 Plan. The Board may amend or terminate the 2014 Plan at any time. Certain amendments, including an increase in the share reserve, require stockholder approval. Generally, options and restricted stock units outstanding vest over periods not exceeding ten years. When the Company grants stock options, they are granted with a per share exercise price not less than the fair market value of the Company’s common stock on the date of grant, and generally would be exercisable for up to ten years from the grant date.

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

	2020	2019	2018
Stock Options
Expected life	0.0	10.0	10.0
Risk-free interest rate(1)	0	2.5% - 2.6%	2.9% - 3.2%
Volatility(2)	0	47.5% - 49.1%	52.9% - 53.4%
Forfeiture rate(3)	—%	5.1%	5.1%
Dividend yield(4)	—%	—%	—%

(1) The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant with a term equal to the expected term of the options.
(2) In 2020, 2019, and 2018, the Company estimated implied volatility based upon trailing volatility.
(3) Forfeitures are estimated at the time of grant based upon historical information. Forfeitures will be revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.
(4) The Company has no history or expectation of paying dividends on its common stock.

A summary of the status of the Company’s stock option plan as of December 27, 2020, and changes in options outstanding under the plan for the year ended December 27, 2020, is as follows:

	Number of Shares Under Option	Weighted-Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(000’s)			(000’s)
Options outstanding at December 29, 2019	146	$4.98	3.0	$1,866.3
Granted	—	$—
Exercised	(104)	$4.98
Forfeited or expired	—	$—
Options outstanding at December 27, 2020	42	$4.98	2.0	$897.9
Options exercisable at December 27, 2020	42	$4.98	2.0	$897.9

Upon exercise of an option, the Company issues new shares of common stock.

During the years ended December 27, 2020, December 29, 2019, and December 30, 2018, the following values relate to the grants and exercises under the Company’s option plans:

	2020	2019	2018
Weighted average grant date fair value of options granted	$—	$10.25	$7.54
Total intrinsic value of options exercised (in thousands)	$1,446.4	$8,874.9	$40.6

The following table summarizes the Company’s Restricted Stock Unit activity:

	Restricted Stock Units (000’s)	Weighted-Average Grant Date Fair Value
Nonvested balance at December 29, 2019	4,049	$9.38
Grants	1,240	$18.92
Vested	(207)	$22.00
Vested but not released	(140)	$13.54
Nonvested balance at December 27, 2020	4,942	$11.12

As of December 27, 2020, there was $24.9 million of total unrecognized stock-based compensation expense related to nonvested restricted stock units which is expected to be recognized over a remaining weighted-average vesting period of 1.9 years. The fair value of restricted stock unit awards that vested in 2020, 2019, and 2018 was $4.6 million, $3.5 million, and $0.8 million, respectively.

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

Employees who actively participate in the Purchase Plan are eligible to have up to 15% of their earnings for each purchase period withheld pursuant to the Purchase Plan. The amount that is withheld is used at various purchase dates within the offering period to purchase shares of common stock. The price paid for common stock at each such purchase date is equal to the lower of 85% of the fair market value of the common stock at the commencement date of that offering period or 85% of the fair market value of the common stock on the relevant purchase date. Employees are also able to end their participation in the offering at any time during the offering period, and participation ends automatically upon termination of employment. From the Purchase Plan’s inception through December 27, 2020, the cumulative number of shares of common stock that have been issued under the Purchase Plan is 5.9 million and approximately 2.3 million shares are available for future issuance. During fiscal 2020, approximately 366,000 shares were issued under the plan at an average price of $14.21.

The fair value of Kratos’ Purchase Plan shares for 2020 was estimated using the Black-Scholes option pricing model. The assumptions and resulting fair values of options granted for 2020, 2019 and 2018 were as follows:

	Offering Periods January 1 to December 31 2020	Offering Periods January 1 to December 31 2019	Offering Periods January 1 to December 31, 2018
Expected term (in years)(1)	0.5	0.5	0.5
Risk-free interest rate(2)	0.18% - 1.60%	2.09% - 2.56%	1.53% - 2.11%
Expected volatility(3)	82.75% - 44.14%	37.22% - 43.70%	40.24% - 44.83%
Expected dividend yield(4)	—%	—%	—%
Weighted average grant-date fair value per share	$5.43	$4.74	$3.03

(1)    The expected term is equivalent to the offering period.
(2)    The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant with a term equal to the expected term.
(3)    The Company estimated implied volatility based upon trailing volatility.
(4)    The Company has no history or expectation of paying dividends on its common stock.

As of December 27, 2020, there was no material unrecognized compensation expense related to the Purchase Plan.

Note 12.    Retirement Plans

The Company provides eligible employees the opportunity to participate in defined-contribution savings plans (commonly known as 401(k) plans), which permit contributions on a before-tax basis. Generally, salaried employees and certain hourly employees are eligible to participate in the plans. Under most plans, the employee may contribute to various investment alternatives. In certain plans, the Company matches a portion of the employees’ contributions. The Company’s matching contributions to these defined-contribution savings plans totaled $5.7 million in 2020, $4.4 million in 2019, and $3.9 million in 2018.

Note 13.    Significant Customers

    Revenue from the U.S. Government (which includes Foreign Military Sales) includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $546.4 million, $507.4 million, and $447.0 million or 73%, 71%, and 72%, of total revenue for the years ended December 27, 2020, December 29, 2019, and December 30, 2018, respectively.

Note 14.    Segment Information

The Company operates in two reportable segments. The KGS reportable segment is comprised of an aggregation of KGS operating segments, including DRSS, ME, ST&C, MS, and KTT. The US reportable segment consists of the Company’s unmanned aerial, unmanned ground, unmanned seaborne and command, control and communications system business. The KGS and US segments provide products, solutions and services for mission critical national security programs. KGS and US customers primarily include national security related agencies, the DoD, intelligence agencies and classified agencies, and to a lesser degree, international government agencies and domestic and international commercial customers.

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

Revenues, operating income (loss) and assets disclosed below provided by the Company’s reportable segments for the years ended December 27, 2020, December 29, 2019, and December 30, 2018, are as follows (in millions):

	2020	2019	2018
Revenues:
Kratos Government Solutions
Service revenues	$248.7	$272.6	$200.7
Product sales	312.0	283.5	284.4
Total Kratos Government Solutions	560.7	556.1	485.1
Unmanned Systems
Service revenues	—	—	—
Product sales	187.0	161.4	132.9
Total Unmanned Systems	187.0	161.4	132.9
Total revenues	$747.7	$717.5	$618.0
Depreciation and amortization:
Kratos Government Solutions	$17.9	$18.2	$13.2
Unmanned Systems	6.7	5.2	4.7
Total depreciation and amortization	$24.6	$23.4	$17.9
Operating income:
Kratos Government Solutions	$43.6	$45.2	$35.5
Unmanned Systems	8.7	6.1	5.1
Corporate activities	(23.0)	(13.3)	(10.1)
Total operating income	$29.3	$38.0	$30.5

Revenues from foreign customers were approximately $139.5 million or 19%, $132.5 million or 18% and $114.3 million or 19% of total revenue for the years ended December 27, 2020, December 29, 2019, and December 30, 2018, respectively.

    Reportable segment assets are as follows (in millions):

	December 27, 2020	December 29, 2019	December 30, 2018
Assets:
Kratos Government Solutions	$877.2	$777.6	$602.8
Unmanned Systems	292.4	246.3	220.9
Discontinued operations	—	3.3	8.3
Corporate activities	393.2	158.8	178.1
Total assets	$1,562.8	$1,186.0	$1,010.1

Assets of foreign subsidiaries in the KGS segment were $148.2 million, $124.7 million and $126.7 million as of December 27, 2020, December 29, 2019 and December 30, 2018, respectively.

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

Note 16.     Redeemable Noncontrolling Interest

    As discussed in “Acquisitions” in Note 2, in connection with the Company’s acquisition of FTT, (i) beginning in January 2024, the Holders will have an annual Put Right to sell all of the Minority Interests to the Company at a purchase price based on a specified multiple of the trailing 12 months EBITDA of the Acquired Companies, subject to adjustment as set forth in the Exchange Agreement (provided, however, that following certain events, including a change of control, the Put Right will be accelerated and the Minority Interest Purchase Price will be a specified increased multiple of the trailing 12 months EBITDA of the Acquired Companies); and (ii) beginning in January 2025, the Company will have an annual right to purchase all of the Minority Interests from the Holders at the Minority Interest Purchase Price.

    The Company adjusts the carrying value of such redeemable noncontrolling interest based on an allocation of subsidiary earnings based on ownership interest. Redeemable noncontrolling interest is recorded outside of permanent equity at the higher of its carrying value or management’s estimate of the amount (the “Redemption Amount”) that the Company could be required to pay in connection with the Put Rights. Adjustments to Redemption Amount will have a corresponding effect on net income per share attributable to Kratos shareholders. As of December 27, 2020, no adjustment of the carrying value of the redeemable noncontrolling interest was required.

Note 17.     Quarterly Financial Data (Unaudited)

The following financial information reflects all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods.

Summarized quarterly data for the years ended December 27, 2020 and December 29, 2019, is as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2020
Revenues	$168.9	$170.4	$202.0	$206.4
Gross profit	45.8	46.0	57.1	54.3
Operating income	4.7	2.9	12.7	9.0
Provision (benefit) for income taxes	(1.4)	(1.8)	5.0	(75.3)
Income (loss) from continuing operations	0.2	(0.6)	2.6	78.1
Loss from discontinued operations	(0.4)	(0.2)	(0.2)	(0.1)
Net income (loss)	$(0.2)	$(0.8)	$2.4	$78.0
Less: Net loss attributable to noncontrolling interest	—	(0.1)	—	(0.1)
Net income (loss) attributable to Kratos	(0.2)	(0.7)	2.4	78.1
Basic income (loss) per common share attributable to Kratos:
Income (loss) from continuing operations	$—	$(0.01)	$0.02	$0.63
Income from discontinued operations	$—	$—	$—	$—
Net income (loss) per common share	$—	$(0.01)	$0.02	$0.63
Diluted income (loss) per common share attributable to Kratos:
Income (loss) from continuing operations	$—	$(0.01)	$0.02	$0.62
Income from discontinued operations	$—	$—	$—	$—
Net income (loss) per common share	$—	$(0.01)	$0.02	$0.62

Provision (benefit) for income taxes for the fourth quarter of 2020 includes a non-cash benefit of $80.1 million related to the reversal of a significant portion of the Company’s valuation allowance on its U.S. deferred tax assets.

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