Form 10-Q
period 2021-03-28
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2021-05-05
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 28, 2021
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of April 30, 2021, 123,789,957 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2021

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)

	March 28, 2021
	(Unaudited)	December 27, 2020
Assets
Current assets:
Cash and cash equivalents	$383.6	$380.8
Restricted cash	—	0.7
Accounts receivable, net	85.7	95.3
Unbilled receivables, net	178.9	177.0
Inventoried costs	85.7	81.2
Prepaid expenses	13.5	12.0
Other current assets	21.2	17.8
Total current assets	768.6	764.8
Property, plant and equipment, net	146.9	143.8
Operating lease right-of-use assets	40.8	42.9
Goodwill	483.7	483.9
Intangible assets, net	41.6	43.0
Other assets	83.6	84.4
Total assets	$1,565.2	$1,562.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$51.9	$55.4
Accrued expenses	32.0	34.7
Accrued compensation	54.2	48.1
Accrued interest	6.4	1.5
Billings in excess of costs and earnings on uncompleted contracts	41.1	34.0
Current portion of operating lease liabilities	8.9	8.9
Other current liabilities	13.0	11.9
Current liabilities of discontinued operations	2.7	3.1
Total current liabilities	210.2	197.6
Long-term debt	300.3	301.0
Operating lease liabilities, net of current portion	36.4	38.6
Other long-term liabilities	72.0	83.0
Long-term liabilities of discontinued operations	2.5	2.5
Total liabilities	621.4	622.7
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	14.8	14.8
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares outstanding at March 28, 2021 and December 27, 2020	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 123,738,251 and 123,047,147 shares issued and outstanding at March 28, 2021 and December 27, 2020, respectively	—	—
Additional paid-in capital	1,557.9	1,556.3
Accumulated other comprehensive loss	1.6	1.4
Accumulated deficit	(630.5)	(632.4)
Total stockholders’ equity	929.0	925.3
Total liabilities and stockholders’ equity	$1,565.2	$1,562.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended
	March 28, 2021	March 29, 2020
Service revenues	$57.3	$63.6
Product sales	136.9	105.3
Total revenues	194.2	168.9
Cost of service revenues	42.5	45.2
Cost of product sales	100.7	77.9
Total costs	143.2	123.1
Gross profit	51.0	45.8
Selling, general and administrative expenses	37.9	34.9
Merger and acquisition expenses	0.2	0.4
Research and development expenses	8.0	5.7
Restructuring expenses and other	—	0.1
Operating income	4.9	4.7
Other expense:
Interest expense, net	(5.9)	(5.4)
Other income (expense), net	0.2	(0.5)
Total other expense, net	(5.7)	(5.9)
Loss from continuing operations before income taxes	(0.8)	(1.2)
Benefit for income taxes from continuing operations	(2.7)	(1.4)
Income from continuing operations	1.9	0.2
Loss from discontinued operations	—	(0.4)
Net income (loss)	1.9	(0.2)
Less: Net income attributable to noncontrolling interest	—	—
Net income (loss) attributable to Kratos	$1.9	$(0.2)
Basic income per common share attributable to Kratos:
Income from continuing operations	$0.02	$—
Loss from discontinued operations	—	—
Net income per common share	$0.02	$—
Diluted income per common share attributable to Kratos:
Income from continuing operations	$0.01	$—
Loss from discontinued operations	—	—
Net income per common share	$0.01	$—

Weighted average common shares outstanding:
Basic	124.1	107.2
Diluted	127.7	110.1

The accompanying notes are an integral part of these consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended
	March 28, 2021	March 29, 2020
Net income (loss)	$1.9	$(0.2)
Change in cumulative translation adjustment	0.2	0.2
Comprehensive income	2.1	—
Less: Comprehensive income attributable to noncontrolling interest	—	—
Comprehensive income attributable to Kratos	$2.1	$—

The accompanying notes are an integral part of these consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended March 28, 2021 and March 29, 2020
(in millions)
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 29, 2019	$15.0	106.6	$—	$1,286.5	$(0.4)	$(712.0)	$574.1
Stock-based compensation	—	—	—	4.7	—	—	4.7
Issuance of common stock for employee stock purchase plan, options and warrants	—	0.2	—	2.6	—	—	2.6
Restricted stock issued and related taxes	—	0.2	—	(1.2)	—	—	(1.2)
Net loss	—	—	—	—	—	(0.2)	(0.2)
Other comprehensive income, net of tax	—	—	—	—	0.2	—	0.2
Balance, March 29, 2020	15.0	107.0	$—	$1,292.6	$(0.2)	$(712.2)	$580.2

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 27, 2020	$14.8	123.0	$—	$1,556.3	$1.4	$(632.4)	$925.3
Stock-based compensation	—	—	—	6.2	—	—	6.2
Issuance of common stock for employee stock purchase plan, options and warrants	—	0.2	—	2.5	—	—	2.5
Restricted stock issued and related taxes	—	0.5	—	(7.1)	—	—	(7.1)
Net income	—	—	—	—	—	1.9	1.9
Other comprehensive income, net of tax	—	—	—	—	0.2	—	0.2
Balance, March 28, 2021	$14.8	123.7	$—	$1,557.9	$1.6	$(630.5)	$929.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	March 28, 2021	March 29, 2020
Operating activities:
Net income (loss)	$1.9	$(0.2)
Loss from discontinued operations	—	(0.4)
Income from continuing operations	1.9	0.2
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	6.3	6.3
Deferred income taxes	0.1	(1.0)
Amortization of lease right-of-use assets	2.2	2.9
Stock-based compensation	6.2	4.7
Amortization of deferred financing costs	0.2	0.2
Provision for doubtful accounts	(0.1)	0.3
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	9.8	6.6
Unbilled receivables	(1.8)	(1.5)
Inventoried costs	(4.2)	(1.5)
Prepaid expenses and other assets	(2.0)	(6.8)
Operating lease liabilities	(2.2)	(3.4)
Accounts payable	(2.0)	(9.6)
Accrued expenses	(2.7)	(4.4)
Accrued compensation	6.2	3.7
Accrued interest	4.9	4.9
Billings in excess of costs and earnings on uncompleted contracts	7.1	3.4
Income tax receivable and payable	(2.2)	(0.9)
Other liabilities	(5.0)	(0.1)
Net cash provided by operating activities from continuing operations	22.7	4.0
Investing activities:
Cash paid for acquisitions, net of cash acquired	(5.1)	(14.2)
Capital expenditures	(9.6)	(6.4)
Net cash used in investing activities from continuing operations	(14.7)	(20.6)
Financing activities:
Payments under finance leases	(0.2)	(0.1)
Payments of employee taxes withheld from share-based awards	(7.1)	(1.2)
Proceeds from shares issued under equity plans	2.5	2.6
Net cash provided by (used in) financing activities from continuing operations	(4.8)	1.3
Net cash flows of continuing operations	3.2	(15.3)
Net operating cash flows of discontinued operations	(0.5)	1.3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.6)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	2.1	(14.0)
Cash, cash equivalents and restricted cash at beginning of period	381.5	172.6
Cash, cash equivalents and restricted cash at end of period	$383.6	$158.6

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

(a)    Basis of Presentation

 The information as of March 28, 2021 and for the three months ended March 28, 2021 and March 29, 2020 is unaudited. The condensed consolidated balance sheet as of December 27, 2020 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 27, 2020, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2021 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

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

(c)    Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year. The three month periods ended March 28, 2021 and March 29, 2020 consisted of 13-week periods. There are 52 calendar weeks in the fiscal years ending on December 26, 2021 and December 27, 2020.

(d)    Accounting Estimates

There have been no significant changes in the Company’s accounting estimates for the three months ended March 28, 2021 as compared to the accounting estimates described in the Form 10-K.

(e)    Accounting Standards Updates

In December 2019, the FASB issued ASU No. 2019-12 (“ASU 2019-12”), Income taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12, in an effort to reduce the complexity in accounting for income taxes, removes certain exceptions for measuring intraperiod tax allocations, foreign subsidiary equity method investments and interim period tax losses. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. The Company adopted ASU 2019-12 effective December 28, 2020. The implementation of this guidance did not have a material effect on its unaudited condensed consolidated financial statements.

(f)    Fair Value of Financial Instruments

The carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at March 28, 2021 and December 27, 2020 are presented in Note 10. The carrying value of all other financial instruments, including cash equivalents, accounts receivable, unbilled receivables, accounts payable, accrued expenses, billings in excess of cost and earnings on uncompleted contracts, income taxes payable and short-term debt, approximated their estimated fair values at March 28, 2021 and December 27, 2020 due to the short-term nature of these instruments.

Note 2. Acquisitions

Technical Directions, Inc.

On February 24, 2020, the Company acquired Technical Directions, Inc. (“TDI”), a turbine technology company focused on tactical unmanned aerial drones, missile and other systems for approximately $10.5 million in cash, subject to adjustments for transaction expenses, indebtedness, cash on hand, and post-closing working capital adjustments. Working capital adjustments of $0.3 million were settled in the third quarter of 2020. The operating results of the acquisition have been included in the Company’s results of operations from the effective acquisition date. Had the acquisition occurred as of December 30, 2019, net sales, net loss from consolidated operations, net loss attributable to Kratos, and basic and diluted net loss per share attributable to Kratos on a pro forma basis for the three months ended March 29, 2020 would not have been materially different than the reported amounts. TDI is included in the Kratos Unmanned Systems (“US”) segment.

Optimized Performance Machining, Inc.

On April 17, 2020, the Company acquired Optimized Performance Machining, Inc.(“OPM”), a company that primarily operates in the industrial machinery and equipment repair business industry for approximately $1.8 million in cash, subject to adjustments for transaction expenses, indebtedness, cash on hand, and post-closing working capital adjustments. Working capital adjustments of $0.03 million were settled in the third quarter of 2020. The operating results of the acquisition have been included in the Company’s results of operations from the effective acquisition date. Had the acquisition occurred as of December 30, 2019, net sales, net loss from consolidated operations, net income attributable to Kratos, and basic and diluted net loss per share attributable to Kratos on a pro forma basis for the three months ended March 29, 2020 would not have been materially different than the reported amounts. OPM is included in the Kratos US segment.

CPI ASC Signal Division, Inc.

On June 15, 2020, Kratos Integral Holdings, LLC entered into a Stock Purchase Agreement to acquire CPI ASC Signal Division, Inc. (“ASC Signal”) from Communications & Power Industries LLC for approximately $35 million in cash, subject to adjustments for transaction expenses, indebtedness, cash on hand, and working capital adjustments. ASC Signal is a manufacturer of high-performance, highly engineered antenna systems for satellite communications, radar, electronic warfare, and high frequency applications. On June 30, 2020, the acquisition was completed following the satisfaction of all closing conditions, including receipt of regulatory approval from all required government authorities. The adjustments for transaction expenses, indebtedness, cash on hand and working capital were settled by the parties in January 2021, resulting in a net payment due to the Company of approximately $1.4 million. ASC Signal is included in the KSTC Division of the Kratos Government Solutions (“KGS”) segment.

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

Based on the Company’s estimate of fair value, as of June 30, 2020, net liabilities included $9.1 million of current liabilities. The identifiable intangible assets include trade names of $0.1 million with a remaining useful life of 1 year, customer relationships of $2.0 million with remaining useful lives of 5 years, and developed technology of $2.2 million with a remaining useful life of 7 years. The Company also established a deferred tax liability of $1.1 million for the difference between the financial statement basis and tax basis of the acquired assets of ASC Signal and a corresponding increase in goodwill. The goodwill recorded in this transaction is not expected to be tax-deductible.

The amounts of revenue and operating income of ASC Signal included in the Company's condensed consolidated statement of operations for the three months ended March 28, 2021 were $8.6 million and $0.1 million, respectively.

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

For the three months ended March 29, 2020 (all amounts, except per share amounts, are in millions):

Pro forma revenues	$179.1
Pro forma net loss before tax	$(5.2)
Pro forma net loss	$(4.3)

Basic pro forma loss per share	$(0.04)
Diluted pro forma loss per share	$(0.04)

5-D Systems, Inc.

On November 18, 2020, the Company acquired 5-D Systems, Inc. (“5-D Systems”), a leading National Security Solutions provider and industry-leading provider of high-performance, jet-powered unmanned aerial systems for an aggregate of approximately $10.0 million. The purchase price was $5.0 million in cash, subject to adjustments for transaction expenses, indebtedness, cash on hand, and post-closing working capital adjustments, and 250,374 shares of common stock (with a value of approximately $5.0 million). The allocation of the total consideration for this acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocations to be material to the Company's consolidated financial statements. The operating results of the acquisition have been included in the Company’s results of operations from the effective acquisition date. Had the acquisition occurred as of December 30, 2019, net sales, net loss from consolidated operations, net loss attributable to Kratos, and basic and diluted net income per share attributable to Kratos on a pro forma basis for three months ended March 29, 2020 would not have been materially different than the reported amounts. 5-D Systems is included in the Kratos US segment.

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

Remaining Performance Obligations

The Company calculates revenues from remaining performance obligations as the dollar value of the remaining performance obligations on executed contracts. On March 28, 2021, the Company had approximately $892.9 million of remaining performance obligations. The Company expects to recognize approximately 49% of the remaining performance obligations as revenue in 2021, an additional 18% in 2022, and the balance thereafter.

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

As a result of the EAC process, any quarterly adjustments to revenues, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if it is determined the Company will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if it is determined the Company will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could affect the profitability of one or more of the Company’s contracts. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined. No cumulative catch-up adjustment on any one contract was material to the Company’s unaudited condensed consolidated financial statements for the three-month periods ended March 28, 2021, and March 29, 2020. Likewise, total cumulative catch-up adjustments were not material for the three-month periods ended March 28, 2021, and March 29, 2020.

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

Net contract assets and liabilities are as follows (in millions):

	March 28, 2021	December 27, 2020	Net Change
Contract assets	$178.9	$177.0	$1.9
Contract liabilities	$41.1	$34.0	$7.1
Net contract assets	$137.8	$143.0	$(5.2)

Contract assets increased $1.9 million during the three months ended March 28, 2021, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations for which the Company has not yet billed the customers. There were no significant impairment losses related to any receivables or contract assets arising from the Company’s contracts with customers during the three months ended March 28, 2021. Contract liabilities increased $7.1 million during the three months ended March 28, 2021, primarily due to payments received in excess of revenue recognized on these performance obligations. For the three months ended March 28, 2021 the Company recognized revenue of $17.0 million that was previously included in the contract liabilities that existed at December 27, 2020. For the three months ended March 29, 2020 the Company recognized revenue of $14.3 million that was previously included in the contract liabilities that existed at December 29, 2019.

In November 2019, a large training solutions program was terminated for convenience (“T for C”) by the customer. Under a T for C, a contractor is entitled to seek specified costs through a termination settlement process including (1) the contract price for completed supplies and services accepted by the government but not previously paid for; (2) the cost incurred in the performance of work terminated plus a reasonable profit on those costs; and (3) its costs incurred in settling with subcontractors and preparing and settling the termination proposal. Under a T for C, the Company would not be able to collect the total withheld amounts until the settlement terms of the T for C have been negotiated and agreed to with the customer. At March 28, 2021, approximately $11.5 million in unbilled receivables remained outstanding on this project. In addition, the Company is currently in dispute with an international customer in the US segment over approximately $10.0 million in unbilled receivables outstanding as of March 28, 2021. The dispute with the international customer concerns the completion of certain system requirements and certain contractual milestones. The Company alleges breach of contract, as well as other claims against the customer, and seeks damages and other equitable relief. The customer has asserted counterclaims seeking liquidated damages and additional relief. Management has evaluated the present facts of the matters and performed a reassessment of the contractual amounts due and has determined that no adjustment to previously recognized revenue, or the corresponding unbilled receivables, is necessary at March 28, 2021.

Disaggregation of Revenue

The following series of tables presents the Company’s revenue disaggregated by several categories. For the majority of contracts, revenue is recognized over time as work is performed on the contract. Revenue by contract type was as follows (in millions):

	Three Months Ended
	March 28, 2021	March 29, 2020
Kratos Government Solutions
Fixed price	$99.5	$104.4
Cost plus fee	28.6	14.4
Time and materials	10.2	8.1
Total Kratos Government Solutions	138.3	126.9
Unmanned Systems
Fixed price	37.2	27.3
Cost plus fee	17.9	14.1
Time and materials	0.8	0.6
Total Unmanned Systems	55.9	42.0
Total Revenues	$194.2	$168.9

Revenue by customer was as follows (in millions):

	Three Months Ended
	March 28, 2021	March 29, 2020
Kratos Government Solutions
U.S. Government (1)	$92.6	$84.7
International (2)	31.7	28.0
U.S. Commercial and other customers	14.0	14.2
Total Kratos Government Solutions	138.3	126.9
Unmanned Systems
U.S. Government (1)	49.6	39.4
International (2)	6.3	2.4
U.S. Commercial and other customers	—	0.2
Total Unmanned Systems	55.9	42.0
Total Revenues	$194.2	$168.9
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

Note 4. Discontinued Operations

On February 28, 2018, the Company entered into a Stock Purchase Agreement to sell the operations of Kratos Public Safety & Security Solutions, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“PSS”), to Securitas Electronic Security, Inc., a Delaware corporation (“Buyer”). On June 11, 2018, the Company completed the sale of all of the issued and outstanding capital stock of PSS to Buyer for a purchase price of $69 million in cash, subject to a closing net working capital adjustment (the “Transaction”). To date, the Company has received approximately $70 million of aggregate net cash proceeds from the Transaction, after taking into account amounts that were paid by the Company pursuant to a negotiated transaction services agreement between the Company and the Buyer, receipt of approximately $6.9 million in net working capital retained by the Company, and associated transaction fees and expenses, excluding the impact of the final settlement and determination of the closing net working capital adjustment. The Company and the Buyer are currently in a dispute regarding the closing net working capital adjustment. The amount in dispute is approximately $8 million. The Company has recorded a net break-even on the sale of the PSS business which includes the aggregate net proceeds described above that have been collected, excluding the impact of the final settlement and determination of the closing net working capital adjustment. The resolution of the ongoing dispute will be recorded in future periods when resolved.

Note 5. Goodwill and Intangible Assets

(a)    Goodwill

    The carrying amounts of goodwill as of March 28, 2021 and December 27, 2020 by reportable segment are as follows (in millions):

	As of March 28, 2021
	KGS	US	Total
Gross value	$609.6	$127.4	$737.0
Less accumulated impairment	239.5	13.8	253.3
Net	$370.1	$113.6	$483.7

	As of December 27, 2020
	KGS	US	Total
Gross value	$609.6	$127.6	$737.2
Less accumulated impairment	239.5	13.8	253.3
Net	$370.1	$113.8	$483.9

(b)    Purchased Intangible Assets

The following table sets forth information for finite-lived and indefinite-lived intangible assets (in millions):

	As of March 28, 2021			As of December 27, 2020
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$75.3	$(56.2)	$19.1	$75.3	$(55.7)	$19.6
Contracts and backlog	33.4	(31.7)	1.7	33.4	(31.0)	2.4
Developed technology and technical know-how	29.9	(25.4)	4.5	29.9	(25.3)	4.6
Trade names	2.0	(2.0)	—	2.0	(1.9)	0.1
In-process research and development	9.4	—	9.4	9.4	—	9.4
Total finite-lived intangible assets	150.0	(115.3)	34.7	150.0	(113.9)	36.1
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$156.9	$(115.3)	$41.6	$156.9	$(113.9)	$43.0

Consolidated amortization expense related to intangible assets subject to amortization was $1.4 million and $1.9 million for the three months ended March 28, 2021 and March 29, 2020, respectively.

Note 6. Inventoried Costs

Inventoried costs, consisted of the following components (in millions):

	March 28, 2021	December 27, 2020
Raw materials	$54.2	$47.3
Work in process	27.0	30.1
Finished goods	4.5	3.8
Total inventoried costs	$85.7	$81.2

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

Shares from stock options and awards, excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive, were 0.0 million for the three months ended March 28, 2021, and 0.9 million for the three months ended March 29, 2020.

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

    The components of lease expense were as follows (in millions):

	Three Months Ended
	March 28, 2021	March 29, 2020
Amortization of right of use assets - finance leases	$0.5	$0.5
Interest on lease liabilities - finance leases	0.6	0.6
Operating lease cost	2.9	3.5
Short-term lease cost	0.2	0.2
Variable lease cost (cost excluded from lease payments)	—	—
Sublease income	—	(0.8)
Total lease cost	$4.2	$4.0

The components of leases on the balance sheet were as follows (in millions):

	March 28, 2021	December 27, 2020
Operating Leases:
Operating lease right-of-use assets	$40.8	$42.9
Current portion of operating lease liabilities	$8.9	$8.9
Operating lease liabilities, net of current portion	$36.4	$38.6
Finance leases:
Property, plant and equipment, net	$35.0	$36.5
Other current liabilities	$0.9	$0.9
Other long-term liabilities	$38.6	$38.8

Cash paid for amounts included in the measurement of lease liabilities was as follows (in millions):

	Three Months Ended
	March 28, 2021	March 29, 2020
Finance lease - cash paid for interest	$0.6	$0.6
Finance lease - financing cash flows	$0.2	$0.1
Operating lease - operating cash flows (fixed payments)	$2.8	$4.1

Other supplemental noncash information (in millions):

	Three Months Ended
	March 28, 2021	March 29, 2020
Operating lease liabilities arising from obtaining right-of-use assets	$0.2	$0.5
Finance lease liabilities arising from obtaining right-of-use assets	$—	$0.4

Weighted-average remaining lease term (in years):
Operating leases	5.28	5.74
Finance leases	17.44	18.67

Weighted-average discount rate:
Operating leases	6.50%	6.50%
Finance leases	6.52%	6.52%

The maturity of lease liabilities is (in millions):

	Operating Leases	Finance Leases
2021 (1)	$8.8	$2.6
2022	10.6	3.5
2023	10.3	3.5
2024	8.2	3.5
2025	7.1	3.6
Thereafter	8.7	51.3
Total lease payments	53.7	68.0
Less: imputed interest	(8.4)	(28.5)
Total present value of lease liabilities	$45.3	$39.5
(1) Excludes the three months ended March 28, 2021.

Note 9. Income Taxes

A reconciliation of the total income tax benefit to the amount computed by applying the statutory federal income tax rate of 21% to income from continuing operations before income taxes for the three months ended March 28, 2021 and March 29, 2020 is as follows (in millions):

	For the Three Months Ended
	March 28, 2021	March 29, 2020
Income tax at federal statutory rate	$(0.2)	$(0.3)
State and foreign taxes, net of federal tax benefit and valuation allowance	—	(0.3)
Release of valuation allowance due to acquisitions	—	(0.9)
Nondeductible expenses and other	(0.2)	(0.1)
Decrease in reserves for uncertain tax positions	—	(0.2)
Stock compensation - excess tax benefits	(2.4)	—
Federal impact of research & development tax credits	0.1	—
Increase in federal valuation allowance	—	0.4
Benefit for income taxes from continuing operations	$(2.7)	$(1.4)

During the fourth quarter of 2020, the Company evaluated all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets was still needed. Evidence evaluated by the Company included, but was not limited to, the fact that it is now in a three-year cumulative income position and no longer has cumulative losses in recent years, the results and trend of pretax book income from core operations, and its forecast of taxable income for 2021 and beyond. As a result, the Company had determined that it is more likely than not that sufficient taxable income will exist to realize the majority of its U.S. deferred tax assets and reversed a significant portion of the valuation allowance previously recorded against those deferred tax assets as of December 27, 2020. The remaining valuation allowance on the Company’s U.S. deferred tax assets relates primarily to state net operating loss and capital loss carryforwards the Company estimates are not more likely than not to be utilized in future periods.
In assessing the Company’s ability to realize deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. In making this assessment, the Company has concluded that positive evidence, continues to outweigh the negative evidence as of March 28, 2021.
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
For the three months ended March 28, 2021, there was no impact of such limitations on the income tax provision, since the amount of taxable income did not exceed the annual limitation amount. However, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOLs or other tax attributes may be further limited.
The Company is subject to taxation in the U.S. and various state and foreign tax jurisdictions. The Company’s tax years for 2000 and later are subject to examination by the U.S. and state tax authorities due to the existence of the NOL carryforwards. Generally, the Company’s tax years for 2015 and later are subject to examination by various foreign tax authorities as well.
As of December 27, 2020, the Company had $25.4 million of unrecognized tax benefits that, if recognized, would impact the Company’s effective income tax rate. No material changes were recorded to unrecognized tax benefits during the three months ended March 28, 2021.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the three months ended March 28, 2021 and March 29, 2020, the Company recorded an expense for interest and penalties of $0.1 million and $0.1 million, respectively. For the three months ended March 28, 2021 and March 29, 2020, there was no material benefit recorded related to the removal of interest and penalties. The Company believes that it is reasonably possible that as much as $0.3 million of the liabilities for uncertain tax positions will expire within the next twelve months due to the expiration of various applicable statutes of limitations.

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

The Indenture contains covenants limiting, among other things, the Company’s ability and the Subsidiary Guarantors’ ability to: (a) pay dividends on or make distributions or repurchase or redeem the Company’s capital stock or make other restricted payments; (b) incur additional debt and guarantee debt; (c) prepay, redeem or repurchase certain debt; (d) issue certain preferred stock or similar equity securities; (e) make loans and investments; (f) sell assets; (g) incur liens; (h) consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; (i) enter into transactions with affiliates; and (j) enter into agreements restricting the Company’s ability and certain of its subsidiaries’ ability to pay dividends. These covenants are subject to a number of exceptions. As of March 28, 2021, the Company was in compliance with the covenants contained in the Indenture governing the 6.5% Notes.

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

As of March 28, 2021, there was $300.0 million of 6.5% Notes outstanding.

(b)    Other Indebtedness

Credit and Security Agreement

On November 20, 2017, the Company entered into an amended and restated credit and security agreement (as amended the “Credit Agreement”), with the lenders named therein, SunTrust Bank, as Agent (the “Agent”), and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Sole Book Runner. The Credit Agreement established a five-year senior secured revolving credit facility in the aggregate principal amount of $90.0 million (subject to a potential increase of the aggregate principal amount to $115.0 million, subject to the Agent’s and applicable lenders’ approval), consisting of a subline for letters of credit in an amount not to exceed $50.0 million, as well as a swingline loan in an aggregate principal amount at any time outstanding not to exceed $10.0 million.

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

As of March 28, 2021, there were no borrowings outstanding on the Credit Agreement and $5.9 million was outstanding on letters of credit, resulting in net borrowing base availability of $68.6 million. The Company was in compliance with the financial covenants of the Credit Agreement and its amendments as of March 28, 2021.

Israel Debt

During August 2020, the Company entered into two 5-year term loans with two banks in Israel representing an aggregate principal amount of approximately $5.0 million. These loans were subsidized by the State of Israel as part of a COVID-19 relief package with interest at Israeli NIS prime interest, plus a margin of 1.5%. The first year of interest is paid by the State of Israel with subsequent interest and principal payments due monthly, commencing in August 2021.

5-D Systems Loan

In connection with the acquisition of 5-D Systems, the Company assumed a loan in the amount of approximately $0.5 million with an interest rate of 1.0% that had been obtained under the Small Business Administration Paycheck Protection Program as part of a COVID-19 relief package. Payment of interest and principal is due monthly with the balance due in April 2022. The sellers of 5-D Systems have applied for forgiveness of this loan and, as part of the purchase of 5-D Systems by the Company, have agreed to indemnify Kratos in the event the application for forgiveness of the loan is not accepted.

Fair Value of Long-term Debt

Carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at March 28, 2021 and December 27, 2020 are presented in the following table:

	As of March 28, 2021			As of December 27, 2020
$ in millions	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Total long-term debt including current portion	$305.5	$301.6	$320.2	$305.6	$301.5	$319.6

The fair value of the Company’s long-term debt was based upon actual trading activity (Level 1, Observable inputs -quoted prices in active markets).

 As of March 28, 2021, the difference between the carrying amount of $301.6 million and the principal amount of $305.5 million presented in the table above is the unamortized debt issuance costs of $3.9 million, which are being accreted to interest expense over the term of the related debt. As of December 27, 2020, the difference between the carrying amount of $301.5 million and the principal amount of $305.6 million presented in the above table also related to the same unamortized debt issuance costs of $4.1 million.

Note 11. Segment Information

The Company operates in two reportable segments. The KGS reportable segment is comprised of an aggregation of KGS operating business units, including the Company’s microwave electronic products, space, training and cybersecurity, C5ISR/modular systems, turbine technologies and defense and rocket support services operating segments. The US reportable segment consists of the Company’s unmanned aerial, unmanned ground, unmanned seaborne and command, control and communications system business. The KGS and US segments provide products, solutions and services for mission critical national security programs. KGS and US customers primarily include national security related agencies, the U.S. Department of Defense (the “DoD”), intelligence agencies and classified agencies, and to a lesser degree, international government agencies and domestic and international commercial customers.

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

 Revenues, depreciation and amortization, and operating income generated by the Company’s reportable segments for the three month periods ended March 28, 2021 and March 29, 2020 are as follows (in millions):

	Three Months Ended
	March 28, 2021	March 29, 2020
Revenues:
Kratos Government Solutions
Service revenues	$56.1	$63.6
Product sales	82.2	63.3
Total Kratos Government Solutions	138.3	126.9
Unmanned Systems
Service revenues	1.2	—
Product sales	54.7	42.0
Total Unmanned Systems	55.9	42.0
Total revenues	$194.2	$168.9
Depreciation & amortization:
Kratos Government Solutions	$4.4	$4.7
Unmanned Systems	1.9	1.6
Total depreciation and amortization	$6.3	$6.3
Operating income from continuing operations:
Kratos Government Solutions	$7.1	$9.3
Unmanned Systems	4.2	0.5
Corporate activities	(6.4)	(5.1)
Total operating income from continuing operations	$4.9	$4.7

Note 12.    Redeemable Noncontrolling Interest

On February 27, 2019, the Company acquired 80.1% of the issued and outstanding shares of capital stock of Florida Turbine Technologies Inc., a Florida corporation (“FTT Inc.”), and 80.1% of the membership interests in FTT CORE, LLC, a Delaware limited liability company (“FTT Core” and, together with FTT Inc. and their respective subsidiaries, “FTT”), for an aggregate purchase price of approximately $60 million. In connection with the Company’s acquisition of FTT, (i) beginning in January 2024, the holders (the “Holders”) of the minority interests in FTT Inc. and FTT Core (the “Minority Interests”) will have an annual right (the “Put Right”) to sell all of the Minority Interests to the Company at a purchase price based on a specified multiple of the trailing 12 months EBITDA of FTT Inc., FTT Core and each of their respective subsidiaries (the “Acquired Companies”), subject to adjustment as set forth in the Exchange Agreement entered into by and among the Company, the Acquired Companies and the Holders (the “Exchange Agreement”) (provided, however, that following certain events, including a change of control, the Put Right will be accelerated and the Minority Interest Purchase Price (as defined in the Exchange Agreement) will be a specified increased multiple of the trailing 12 months EBITDA of the Acquired Companies); and (ii) beginning in January 2025, the Company will have an annual right to purchase all of the Minority Interests from the Holders at the Minority Interest Purchase Price.

The Company adjusts the carrying value of such redeemable noncontrolling interest based on an allocation of subsidiary earnings based on ownership interest. Redeemable noncontrolling interest is recorded outside of permanent equity at the higher of its carrying value or management’s estimate of the amount (the “Redemption Amount”) that the Company could be required to pay in connection with the Put Right. Adjustments to the Redemption Amount will have a corresponding effect on net income per share attributable to Kratos shareholders. As of March 28, 2021, no adjustment of the carrying value of the redeemable noncontrolling interest was required.

Note 13. Stockholders’ Equity – Common Stock

On June 23, 2020, the Company sold 15,525,000 shares of its common stock at a public offering price of $16.25 per share in an underwritten public offering. The Company received gross proceeds of approximately $252.3 million. After deducting underwriting fees and other offering expenses, the Company received approximately $240.4 million in net proceeds. The Company expects to use the net proceeds for general corporate purposes, including for potential strategic “tuck-in”

acquisitions, to further position the Company for projected growth from new and anticipated increased production and to facilitate its long-term strategy.

Note 14. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales contracted through the U.S. Government, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $142.2 million and $124.1 million, or 73% and 73% of total Kratos revenue, for the three months ended March 28, 2021 and March 29, 2020, respectively.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” relating to our future financial performance, the market for our services and our expansion plans and opportunities. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements reflect our current beliefs, expectations and projections, are based on assumptions, and are subject to known and unknown risks and uncertainties that could cause our actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of these factors are beyond our ability to control or predict. As a result, you should not place undue reliance on forward-looking statements. Important risks and uncertainties that could cause our actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, but are not limited to: changes or cutbacks in spending or the appropriation of funding by the federal government, including the U.S. Department of Defense (the “DoD”), which could cause delays, cancellations or reductions of key government contracts; bid protests; changes in the scope or timing of our projects; the timing, rescheduling or cancellation of significant customer contracts and agreements; failure by our subcontractors or suppliers to perform their contractual obligations; our failure to meet performance obligations; if the unmanned systems markets do not experience significant growth, if we cannot expand our customer base or if our products do not achieve broad acceptance which could impact our ability to achieve our anticipated level of growth; consolidation by or the loss of key customers; risks of adverse regulatory action or litigation; risks associated with debt leverage; failure to successfully achieve our acquisition, integration, cost reduction or divestiture strategies; risks related to security breaches, cybersecurity attacks or other significant disruptions of our information systems; risks associated with pandemics, epidemics or other public health emergencies, such as the outbreak of COVID-19;risks related to unknown defects or errors in our products; and competition in the marketplace, which could reduce revenues and profit margins, as well as the additional risks and uncertainties described in this Quarterly Report, in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 27, 2020 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2021 (the “Form 10-K”), and in other reports that we have filed with the SEC. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except as required by law, we assume no responsibility for updating any forward-looking statements, whether as a result of new information, future events or otherwise.

All references to “us,” “we,” “our,” the “Company” and “Kratos” refer to Kratos Defense & Security Solutions, Inc., a Delaware corporation, and its subsidiaries.

Overview

Kratos is a government contractor at the forefront of the DoD’s recapitalization of strategic weapon systems to address peer and near peer threats and the DoD’s related Rapid Innovation Initiatives. Kratos is a leading technology, intellectual property, proprietary product and system company focused on the U.S. and its allies’ national security. Kratos is a recognized industry leader in the rapid development, demonstration and fielding of disruptive, transformative and high technology systems and products at an affordable cost. At Kratos, affordability is a technology. Kratos’ primary focus areas are unmanned systems, space and satellite communications, microwave electronics, cybersecurity/warfare, rocket, hypersonic and missile defense systems, turbine technologies, and Command, Control, Communication, Computing, Combat, Intelligence Surveillance and Reconnaissance (“C5ISR”) Systems and training systems. We believe that our technology, intellectual property, proprietary products and designed-in positions on our customers’ programs, platforms and systems, and our ability to rapidly develop, demonstrate and field affordable leading technology systems gives us a competitive advantage and creates a high barrier to entry into our markets. Our workforce is primarily engineering and technically oriented with a significant number of employees holding national security clearances. Much of our work is performed at customer locations, or in a secure manufacturing facility. Our primary end customers are national security related agencies. Our entire organization is focused on executing our strategy of being the leading technology and intellectual property based product and system company in our industry.

Industry Update

On April 19, 2021, the Biden administration submitted its fiscal year 2022 budget request, for the U.S. Government’s fiscal year (“FY”) that begins on October 1, 2021, which includes $753 billion in National Security funding, an increase of 1.6 percent over FY 2021, and $715 billion for the DoD. The 2022 National Security request amounts to a slight decrease for the Pentagon when adjusted for inflation, and is also slightly below the previous administration’s $722 billion FY 2022 DoD request. The FY 2022 proposal also ends the “off-budget” funding tool known as the Overseas Contingency Operations, or OCO, account. The FY 2022 budget submitted by the Biden administration is known as a “skinny budget”, as it included only top line discretionary spending numbers. A more detailed FY 2022 budget is expected in May, 2021. A five- year Future Years Defense Program, or FYDP, strategic priority spending plan that is typically submitted annually along with that year’s annual budget request, is not expected to be submitted at this time. The FY 2022 National Security budget includes a focus on research and development for new technologies to address peer and near peer threats, including specifically China. The FY 2022 budget request prioritizes defense research and development, test and evaluation funding to invest in breakthrough technologies that are also focused on innovation and the development of next generation defense capabilities. The FY 2022 budget request also supports the DoD’s plan to divest legacy systems and programs in order to redirect the related resources to innovation, new technology and new programs, platforms and systems.

On December 27, 2020, the Consolidated Appropriations Act, 2021, was signed into law. The $2.3 trillion spending bill combines $900 billion in stimulus relief for the COVID-19 pandemic in the United States with a $1.4 trillion omnibus spending bill for the FY 2021 (combining 12 separate annual appropriations bills). The bills allocate $695.9 billion for the DoD, a decrease of $9.7 billion from FY 2020. Also, the federal budget and debt ceiling are expected to continue to be the subject of considerable debate, which could have a significant impact on defense spending broadly and the Company’s programs in particular. The U.S. Government’s fiscal year ends September 30.

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

The nature of our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the outbreak of COVID-19. In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world, including the U.S. Government and as related to the DoD, implementing measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

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

The ability of our employees, our suppliers’ and our customers’ employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or as a result of the control measures noted above, which may significantly hamper our production, operations, including throughout the supply chain. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, a $2 trillion economic relief bill, was signed into law. Subsequently, on March 11, 2021, the American Rescue Plan Act, a $1.9 trillion economic stimulus bill was enacted. We are continuing to evaluate the impact of these two budget packages including related stimulus and economic relief actions on our business.

Since the end of the first quarter of 2020, COVID-19 has continued to impact our customers, markets and operations, including supply chain disruptions, delays of certain supplier deliveries, difficulties gaining access to certain locations, difficulties gaining access to customers, including instances related to previously scheduled drone and rocket system flights, demonstrations and exercises, and decreased demand requirements of certain of our commercial aero, power and satcom customers. Importantly, COVID-19 customer and contractor-related travel and social distancing restrictions have delayed a number of our target drone, tactical drone and rocket system programs, missions and exercises. The extent to which COVID-19 may further impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. While we currently do not expect this matter to have a material impact on our results of operations, cash flows and financial position, the current level of uncertainty over the economic, business and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time. Our Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect estimates and assumptions made by management as of March 28, 2021. Events and changes in circumstances arising after March 28, 2021, including those resulting from the continuing impacts of COVID-19, will be reflected in management’s estimates for future periods.

Reportable Segments

The Company currently operates in two reportable segments. The Kratos Government Solutions (“KGS”) reportable segment is comprised of an aggregation of KGS operating segments, including our microwave electronic products, space, training and cybersecurity, C5ISR/modular systems, turbine technologies, and defense and rocket support services operating segments. The Unmanned Systems (“US”) reportable segment consists of our unmanned aerial, unmanned ground, unmanned seaborne and command, control and communications system businesses.

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

Comparison of Results for the Three Months Ended March 28, 2021 to the Three Months Ended March 29, 2020

Revenues.  Revenues by operating segment for the three months ended March 28, 2021 and March 29, 2020 are as follows (dollars in millions):

	March 28, 2021	March 29, 2020	$ change	% change
Kratos Government Solutions
Service revenues	$56.1	$63.6	$(7.5)	(11.8)%
Product sales	82.2	63.3	18.9	29.9%
Total Kratos Government Solutions	138.3	126.9	11.4	9.0%
Unmanned Systems
Service revenues	1.2	$—	$1.2	—%
Product sales	54.7	42.0	12.7	30.2%
Total Unmanned Systems	55.9	42.0	13.9	33.1%
Total revenues	$194.2	$168.9	$25.3	15.0%

Total service revenues	$57.3	$63.6	$(6.3)	(9.9)%
Total product sales	136.9	105.3	31.6	30.0%
Total revenues	$194.2	$168.9	$25.3	15.0%

Revenues increased $25.3 million to $194.2 million for the three months ended March 28, 2021 from $168.9 million for the three months ended March 29, 2020. Revenues in our KGS segment increased $11.4 million due to the contribution from the recent acquisition of CPI ASC Signal Division, Inc. (“ASC Signal”) which contributed approximately $8.6 million and organic growth across all of our business units including our C5ISR, microwave products, turbine technologies, rocket support and space and satellite business, with the exception of our training solutions business as a result of a reduction in scope of certain international training contracts. Revenues in our US segment increased $13.9 million to $55.9 million for the three months ended March 28, 2021 primarily due to work performed on our SSAT 177 and Valkyrie programs, and due to contributions of approximately $1.7 million from the recent Technical Directions, Inc. (“ TDI”) and 5-D Systems, Inc. (“5-D Systems”) acquisitions.

Product sales increased $31.6 million to $136.9 million for the three months ended March 28, 2021 from $105.3 million for the three months ended March 29, 2020 primarily as a result of increased production in certain Unmanned Systems drone programs as well as contribution from the recent ASC Signal acquisition. As a percentage of total revenue, product sales were 70.5% for the three months ended March 28, 2021 as compared to 62.3% for the three months ended March 29, 2020. Service revenues decreased by $6.3 million to $57.3 million for the three months ended March 28, 2021 from $63.6 million for the three months ended March 29, 2020. The decrease was primarily related to lower turbine technologies service revenue (which was offset by higher turbine technologies product sales) as well as the previously mentioned reduction in scope of certain international training contracts.

Cost of Revenues.  Cost of revenues increased $20.1 million to $143.2 million for the three months ended March 28, 2021 from $123.1 million for the three months ended March 29, 2020. The increase in cost of revenues was primarily a result of the increase in product sales discussed above.

Gross margin decreased to 26.3% for the three months ended March 28, 2021 from 27.1% for the three months ended March 29, 2020. Margins on services decreased to 25.8% for the three months ended March 28, 2021 from 28.9% for the three months ended March 29, 2020, due primarily to a less favorable mix of revenues including an increase in developmental programs which typically generate lower margins. Margins on products increased slightly to 26.4% for the three months ended March 28, 2021 from 26.0% for the three months ended March 29, 2020, primarily due to a more favorable mix of certain programs and products in more mature program lifecycles for the three months ended March 28, 2021. Margins in the KGS segment decreased to 28.2% for the three months ended March 28, 2021 from 30.1% for the three months ended March 29, 2020, primarily due to a less favorable mix of revenues. Margins in the US segment increased to 21.5% for the three months ended March 28, 2021 from 18.1% for the three months ended March 29, 2020, primarily due to a more favorable mix of products produced and shipped in the three months ended March 28, 2021.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expense increased to $37.9 million for the three months ended March 28, 2021 from $34.9 million for the three months ended March 29, 2020, primarily due to increased costs as a result of the TDI, Optimized Performance Machining, Inc. (“OPM”), ASC Signal and 5-D Systems acquisitions in 2020. As a percentage of revenues, SG&A decreased to 19.5% at March 28, 2021 from 20.7% at March 29, 2020.

Research and Development (“R&D”) Expenses.  R&D expenses increased $2.3 million to $8.0 million for the three months ended March 28, 2021 from $5.7 million for the three months ended March 29, 2020, with the primary increases in expenses being in our space and satellite communications business. As a percentage of revenues, R&D increased to 4.1% for the three months ended March 28, 2021 from 3.4% for the three months ended March 29, 2020. R&D expenses are made by the Company, typically in conjunction with our customers, for the Company to achieve a “first to market” position with our products or technology. We also invest in R&D expenses to achieve market leading “designed in” positions on major programs, platforms or systems.

Restructuring Expenses and Other. Restructuring expenses and other decreased to $0.0 million from $0.1 million for the three months ended March 28, 2021 and March 29, 2020, respectively.

Total Other Expense, Net.  Total other expense, net decreased to $5.7 million from $5.9 million for the three months ended March 28, 2021 and March 29, 2020, respectively.

Benefit for Income Taxes from Continuing Operations. The income tax benefit from continuing operations for the three months ended March 28, 2021 and March 29, 2020 was $2.7 million and $1.4 million, respectively. For the three months ended March 28, 2021, a $2.4 million tax benefit was recorded resulting from the federal and state impact of stock-based compensation related to restricted stock units.

Loss from Discontinued Operations. The loss from discontinued operations was $0.0 million for the three months ended March 28, 2021, and $0.4 million for the three months ended March 29, 2020.

Backlog

On March 28, 2021, we had approximately $892.9 million of total backlog, of which $620.7 million was funded. We expect to recognize approximately 49% of the remaining total backlog as revenue in 2021, an additional 18% in 2022 and the balance thereafter. Our comparable total backlog balance as of March 29, 2020, was approximately $646.8 million of which $549.8 million was funded.

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

Liquidity and Capital Resources

As of March 28, 2021, we had cash and cash equivalents of $383.6 million compared with cash and cash equivalents of $380.8 million as of December 27, 2020, which includes $33.7 million and $29.2 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, however, earnings of these foreign subsidiaries are essentially considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. they could be repatriated, and their repatriation into the U.S. may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

Our total long-term debt, including principal due on our 6.5% Notes (as defined below), net of issuance costs of $4.1 million, increased from $301.5 million at December 27, 2020 to $301.6 million at March 28, 2021, due to the amortization of debt issuance costs during the three months ended March 28, 2021 (as more fully described in Note 10 of the accompanying Condensed Consolidated Financial Statements).

We use our operating cash flow to finance trade accounts receivable, fund necessary increases in inventory, fund internal investments of engineering costs, fund capital expenditures, our internal research and development investments and our ongoing operations, service our debt, security infrastructure, including cyber security infrastructure and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services since a number of our receivables are contractually billable and due to us only when certain contractual milestones are achieved. Financing increases in inventory balances is necessary to fulfill shipment requirements to meet delivery schedules of our customers. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our days sales outstanding (“DSO”) have decreased from 133 days as of December 27, 2020 to 124 days at March 28, 2021, primarily reflecting the achievement of certain contractual billing milestones. Our DSO's are impacted by the achievement of contractual billing milestones such as equipment shipments and deliveries on certain products, and for certain flight requirements that must be fulfilled on certain aerial target programs, or final billings which are not due until completion on certain projects, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time.

In November 2019, a large training solutions program was terminated for convenience (“T for C”) by the customer. Under a T for C, a contractor is entitled to seek specified costs through a termination settlement process including (1) the contract price for completed supplies and services accepted by the government but not previously paid for; (2) the cost incurred in the performance of work terminated plus a reasonable profit on those costs; and (3) and its costs incurred in settling with subcontractors and preparing and settling the termination proposal. However, we will not be able to collect the total withheld amounts until the settlement terms of the T for C have been negotiated and agreed to with the customer. At March 28, 2021, approximately $11.5 million in unbilled receivables remain outstanding on this project. In addition, we are currently in dispute with an international customer in our US segment over approximately $10.0 million in unbilled receivables outstanding as of March 28, 2021. The dispute concerns the completion of certain system requirements and contractual milestones. The
Company alleges breach of contract, as well as other claims against the customer and seeks damages and other equitable relief. The customer has asserted counterclaims seeking liquidated damages and additional relief. We have evaluated the present facts of the matters and performed a reassessment of the contractual amounts due, as well as the claims asserted by each of the parties, and have determined that no adjustment to previously recognized revenue, or the corresponding unbilled receivables, is necessary at March 28, 2021.

A summary of our net cash provided by (used in) operating activities from continuing operations, investing activities from continuing operations, and financing activities from continuing operations and our cash flows from discontinued operations from our condensed consolidated statements of cash flows is as follows (in millions):

	Three Months Ended
	March 28, 2021	March 29, 2020
Net cash provided by operating activities from continuing operations	$22.7	$4.0
Net cash used in investing activities from continuing operations	(14.7)	(20.6)
Net cash provided by (used in) financing activities from continuing operations	(4.8)	1.3
Net operating cash flows of discontinued operations	(0.5)	1.3

Net cash provided by operating activities from continuing operations increased by $18.7 million to $22.7 million for the three months ended March 28, 2021 compared to $4.0 million for the three months ended March 29, 2020, This change was primarily as a result of positive changes in net working capital accounts of $5.9 million for the three months ended March 28, 2021 which included a reduction in DSO’s resulting in a decrease in our accounts receivables balances, compared to negative changes of $9.6 million in these net working capital accounts for the three months ended March 29, 2020.

Net cash used in investing activities from continuing operations for the three months ended March 28, 2021 is comprised of, a payment due under the FTT acquisition agreement, and capital expenditures, which consist primarily of investments in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business. Net cash used in investing activities from continuing operations for the three months ended March 29, 2020 is comprised of the acquisition of TDI, a payment due under the FTT acquisition agreement, and capital expenditures, which consist primarily of investments in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business. During the three months ended March 28, 2021, capital expenditures of approximately $5.4 million were incurred in our US business, primarily related to our unmanned combat target initiative. We expect our capital expenditures for our calendar year 2021 to continue to be significant for investments we are making, specifically in our US business totaling approximately $30 to $33 million, including approximately $20 to $25 million for capital aerial targets and related support equipment.

Net cash used by financing activities from continuing operations was $4.8 million for the three months ended March 28, 2021 and consisted primarily of payroll withholding taxes paid from vested restricted stock traded for taxes of $7.1 million and payments made on financing lease obligations of $0.2 million offset by employee stock purchase plan receipts of $2.5 million. Net cash provided by financing activities from continuing operations was $1.3 million for the three months ended March 29, 2020.

The net operating cash flows of discontinued operations for the three months ended March 28, 2021 is substantially related to approximately $0.4 million used to pay outstanding liabilities from our discontinued PSS business unit. The operating cash flows from discontinued operations for the three months ended March 29, 2020 is substantially related to approximately $1.9 million that was collected on amounts due related to the legacy projects retained by us which was partially offset by the loss from operations from our discontinued PSS business unit of $0.4 million.

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

The Indenture contains covenants limiting, among other things, our ability and the Subsidiary Guarantors’ ability to: (a) pay dividends on or make distributions or repurchase or redeem our capital stock or make other restricted payments; (b) incur additional debt and guarantee debt; (c) prepay, redeem or repurchase certain debt; (d) issue certain preferred stock or similar equity securities; (e) make loans and investments; (f) sell assets; (g) incur liens; (h) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (i) enter into transactions with affiliates; and (j) enter into agreements restricting our ability and certain of its subsidiaries’ ability to pay dividends. These covenants are subject to a number of exceptions. As of March 28, 2021, we were in compliance with the covenants contained in the Indenture governing the 6.5% Notes.

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

As of March 28, 2021, there was $300.0 million of 6.5% Notes outstanding.

Other Indebtedness

Credit and Security Agreement

On November 20, 2017, we entered into an amended and restated credit and security agreement (as amended the “Credit Agreement”), with the lenders from time to time party thereto, SunTrust Bank, as Agent (the “Agent”), PNC Bank, National Association (“PNC Bank”), as Joint Lead Arranger and Documentation Agent, and SunTrust Robinson Humphrey, Inc. (“SunTrust”), as Joint Lead Arranger and Sole Book Runner. The Credit Agreement established a five-year senior secured revolving credit facility in the aggregate principal amount of $90.0 million (subject to a potential increase of the aggregate principal amount to $115.0 million, subject to the Agent’s and applicable lenders’ approval as described therein), consisting of a subline for letters of credit in an amount not to exceed $50.0 million, as well as a swingline loan in an aggregate principal amount at any time outstanding not to exceed $10.0 million. The obligations under the Credit Agreement are secured by (i) a first priority lien on our accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property)and (ii) a second priority lien, junior to the lien securing our 6.5% Notes, on all of our other assets.

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

As of March 28, 2021, there were no borrowings outstanding on the Credit Agreement and $5.9 million was outstanding on letters of credit, resulting in net borrowing base availability of $68.6 million. We were in compliance with the financial covenants of the Credit Agreement as of March 28, 2021.

Israel Debt

During August 2020, we entered into two 5-year term loans with two banks in Israel representing an aggregate principal amount of approximately $5.0 million. These loans were subsidized by the State of Israel as part of a COVID-19 relief package with interest at Israeli NIS prime interest, plus a margin of 1.5%. The first year of interest is paid by the State of Israel with subsequent interest and principal payments due monthly, commencing in August 2021.

5-D Systems Loan

In connection with the acquisition of 5-D Systems, we assumed a loan in the amount of approximately $0.5 million with an interest rate of 1.0% that had been obtained under the Small Business Administration Paycheck Protection Program as part of a COVID-19 relief package. Payment of interest and principal is due monthly with the balance due in April 2022. The sellers of 5-D Systems have applied for forgiveness of this loan and, as part of the purchase of 5-D Systems by the Company, have agreed to indemnify Kratos in the event the application for forgiveness of the loan is not accepted.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Since December 27, 2020, there have been no material changes in the quantitative or qualitative aspects of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in the Form 10-K.

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 28, 2021.

Changes in Internal Control Over Financial Reporting

We operate under the COSO (Committee of Sponsoring Organizations) 2013 Framework. There was no change in our internal control over financial reporting during the three months ended March 28, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 15 of the Notes to Condensed Consolidated Financial Statements contained within this Quarterly Report for a discussion of our legal proceedings.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

    Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
2.1	Stock Purchase Agreement, dated February 28, 2018, among Kratos Defense & Security Solutions, Inc., Kratos Public Safety & Security Solutions, Inc. and Securitas Electronic Security, Inc.	10-Q	05/10/2018 (001-34460)	2.2
2.2**	Purchase Agreement, dated February 27, 2019, by and among Kratos Defense & Security Solutions, Inc., Shirley Brostmeyer, (“SB”), Joseph Brostmeyer (“JB”), certain trusts established by SB, JB and members of their immediate family, and JB, as the Sellers Representative.	10-Q	05/08/2019 (001-34460)	2.3
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc., as amended.	10-K	02/27/2017 (001-34460)	3.1
3.2	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc., as amended.	10-K	02/27/2017 (001-34460)	3.2
4.1	Specimen Stock Certificate.	10-K	02/27/2017 (001-34460)	4.1
4.2	Indenture, dated as of November 20, 2017, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent.	8-K	11/21/2017 (001-34460)	4.1
4.3	First Supplemental Indenture, dated as of December 21, 2017, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantor as party thereto, and Wilmington Trust, National Association, as Trustee.	10-K	02/28/2018 (001-34460)	4.5
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002				*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.				*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.				*
101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				*

**    Certain confidential information contained in this Exhibit has been omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ MARIA CERVANTES DE BURGREEN, CPA
Maria Cervantes de Burgreen
Vice President and Corporate Controller
(Principal Accounting Officer)
Date:	May 5, 2021