Form 10-Q
period 2021-06-27
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2021-08-03
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 27, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of July 30, 2021, 123,957,536 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2021

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)

	June 27, 2021
	(Unaudited)	December 27, 2020
Assets
Current assets:
Cash and cash equivalents	$369.3	$380.8
Restricted cash	—	0.7
Accounts receivable, net	80.0	95.3
Unbilled receivables, net	185.0	177.0
Inventoried costs	90.7	81.2
Prepaid expenses	13.4	12.0
Other current assets	30.3	17.8
Total current assets	768.7	764.8
Property, plant and equipment, net	145.5	143.8
Operating lease right-of-use assets	40.1	42.9
Goodwill	483.7	483.9
Intangible assets, net	40.4	43.0
Other assets	83.9	84.4
Total assets	$1,562.3	$1,562.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$59.9	$55.4
Accrued expenses	27.2	34.7
Accrued compensation	46.2	48.1
Accrued interest	1.5	1.5
Billings in excess of costs and earnings on uncompleted contracts	43.5	34.0
Current portion of operating lease liabilities	9.3	8.9
Other current liabilities	11.8	11.9
Current liabilities of discontinued operations	2.7	3.1
Total current liabilities	202.1	197.6
Long-term debt	300.3	301.0
Operating lease liabilities, net of current portion	35.3	38.6
Other long-term liabilities	71.6	83.0
Long-term liabilities of discontinued operations	2.5	2.5
Total liabilities	611.8	622.7
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	14.6	14.8
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares outstanding at June 27, 2021 and December 27, 2020	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 123,807,616 and 123,047,147 shares issued and outstanding at June 27, 2021 and December 27, 2020, respectively	—	—
Additional paid-in capital	1,563.1	1,556.3
Accumulated other comprehensive income	2.2	1.4
Accumulated deficit	(629.4)	(632.4)
Total stockholders’ equity	935.9	925.3
Total liabilities and stockholders’ equity	$1,562.3	$1,562.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Service revenues	$58.0	$62.9	$115.3	$126.5
Product sales	147.1	107.5	284.0	212.8
Total revenues	205.1	170.4	399.3	339.3
Cost of service revenues	41.3	46.2	83.8	91.4
Cost of product sales	111.8	78.2	212.5	156.1
Total costs	153.1	124.4	296.3	247.5
Gross profit	52.0	46.0	103.0	91.8
Selling, general and administrative expenses	38.2	36.0	76.1	70.9
Merger and acquisition expenses	0.1	1.0	0.3	1.4
Research and development expenses	10.2	6.0	18.2	11.7
Restructuring expenses and other	0.2	0.1	0.2	0.2
Operating income	3.3	2.9	8.2	7.6
Other expense:
Interest expense, net	(5.7)	(5.6)	(11.6)	(11.0)
Other income (expense), net	—	0.3	0.2	(0.2)
Total other expense, net	(5.7)	(5.3)	(11.4)	(11.2)
Loss from continuing operations before income taxes	(2.4)	(2.4)	(3.2)	(3.6)
Benefit for income taxes from continuing operations	(3.6)	(1.8)	(6.3)	(3.2)
Income (loss) from continuing operations	1.2	(0.6)	3.1	(0.4)
Discontinued operations:
Loss from discontinued operations before income taxes	(0.4)	(0.4)	(0.4)	(0.8)
Income tax benefit	0.1	0.2	0.1	0.2
Loss from discontinued operations	(0.3)	(0.2)	(0.3)	(0.6)
Net income (loss)	0.9	(0.8)	2.8	(1.0)
Less: Net loss attributable to noncontrolling interest	(0.2)	(0.1)	(0.2)	(0.1)
Net income (loss) attributable to Kratos	$1.1	$(0.7)	$3.0	$(0.9)
Basic income (loss) per common share attributable to Kratos:
Income (loss) from continuing operations	$0.01	$(0.01)	$0.02	$—
Loss from discontinued operations	—	—	—	(0.01)
Net income (loss) per common share	$0.01	$(0.01)	$0.02	$(0.01)
Diluted income (loss) per common share attributable to Kratos:
Income (loss) from continuing operations	$0.01	$(0.01)	$0.02	$—
Loss from discontinued operations	—	—	—	(0.01)
Net income (loss) per common share	$0.01	$(0.01)	$0.02	$(0.01)

Weighted average common shares outstanding:
Basic	124.7	108.3	124.4	107.8
Diluted	127.7	108.3	127.8	107.8

The accompanying notes are an integral part of these consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Net income (loss)	$0.9	$(0.8)	$2.8	$(1.0)
Change in cumulative translation adjustment	0.6	(0.3)	0.8	(0.1)
Comprehensive income (loss)	1.5	(1.1)	3.6	(1.1)
Less: Comprehensive loss attributable to noncontrolling interest	(0.2)	(0.1)	(0.2)	(0.1)
Comprehensive income (loss) attributable to Kratos	$1.7	$(1.0)	$3.8	$(1.0)

The accompanying notes are an integral part of these consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended June 27, 2021 and June 28, 2020
(in millions)
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, March 29, 2020	$15.0	107.0	$—	$1,292.6	$(0.2)	$(712.2)	$580.2
Stock-based compensation	—	—	—	4.8	—	—	4.8
Issuance of common stock for cash	—	15.5	—	240.5	—	—	240.5
Net loss	(0.1)	—	—	—	—	(0.7)	(0.7)
Other comprehensive loss, net of tax	—	—	—	—	(0.3)	—	(0.3)
Balance, June 28, 2020	$14.9	122.5	$—	$1,537.9	$(0.5)	$(712.9)	$824.5

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, March 28, 2021	$14.8	123.7	$—	$1,557.9	$1.6	$(630.5)	$929.0
Stock-based compensation	—	—	—	6.6	—	—	6.6
Restricted stock issued and related taxes	—	0.1	—	(1.4)	—	—	(1.4)
Net income (loss)	(0.2)	—	—	—	—	1.1	1.1
Other comprehensive income, net of tax	—	—	—	—	0.6	—	0.6
Balance, June 27, 2021	$14.6	123.8	$—	$1,563.1	$2.2	$(629.4)	$935.9

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the six months ended June 27, 2021 and June 28, 2020
(in millions)
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 29, 2019	$15.0	106.6	$—	$1,286.5	$(0.4)	$(712.0)	$574.1
Stock-based compensation	—	—	—	9.5	—	—	9.5
Issuance of common stock for employee stock purchase plan, options and warrants	—	0.2	—	2.6	—	—	2.6
Restricted stock issued and related taxes	—	0.2	—	(1.2)	—	—	(1.2)
Issuance of common stock for cash	—	15.5	—	240.5	—	—	240.5
Net loss	(0.1)	—	—	—	—	(0.9)	(0.9)
Other comprehensive loss, net of tax	—	—	—	—	(0.1)	—	(0.1)
Balance, June 28, 2020	$14.9	122.5	$—	$1,537.9	$(0.5)	$(712.9)	$824.5

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 27, 2020	$14.8	123.0	$—	$1,556.3	$1.4	$(632.4)	$925.3
Stock-based compensation	—	—	—	12.8	—	—	12.8
Issuance of common stock for employee stock purchase plan, options and warrants	—	0.2	—	2.5	—	—	2.5
Restricted stock issued and related taxes	—	0.6	—	(8.5)	—	—	(8.5)
Net income (loss)	(0.2)	—	—	—	—	3.0	3.0
Other comprehensive income, net of tax	—	—	—	—	0.8	—	0.8
Balance, June 27, 2021	$14.6	123.8	$—	$1,563.1	$2.2	$(629.4)	$935.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	June 27, 2021	June 28, 2020
Operating activities:
Net income (loss)	$2.8	$(1.0)
Loss from discontinued operations	(0.3)	(0.6)
Income (loss) from continuing operations	3.1	(0.4)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	13.3	12.3
Deferred income taxes	(0.9)	(1.1)
Amortization of lease right-of-use assets	4.5	5.3
Stock-based compensation	12.8	9.5
Amortization of deferred financing costs	0.5	0.5
Provision for (recovery of) doubtful accounts	(0.2)	0.2
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	15.5	24.7
Unbilled receivables	(7.9)	(6.8)
Inventoried costs	(6.8)	(4.5)
Prepaid expenses and other assets	(2.2)	(10.8)
Operating lease liabilities	(4.5)	(6.0)
Accounts payable	5.8	(9.1)
Accrued expenses	(7.5)	(4.2)
Accrued compensation	(1.8)	1.4
Billings in excess of costs and earnings on uncompleted contracts	9.6	(0.5)
Income tax receivable and payable	(6.1)	(3.0)
Other liabilities	(5.2)	3.3
Net cash provided by operating activities from continuing operations	22.0	10.8
Investing activities:
Cash paid for acquisitions, net of cash acquired	(6.2)	(15.5)
Proceeds from sale of assets	—	0.1
Capital expenditures	(20.5)	(14.1)
Net cash used in investing activities from continuing operations	(26.7)	(29.5)
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	—	240.5
Repayment of debt	—	(0.1)
Payments under finance leases	(0.4)	(0.3)
Payments of employee taxes withheld from share-based awards	(8.5)	(1.2)
Proceeds from shares issued under equity plans	2.5	2.6
Net cash provided by (used in) financing activities from continuing operations	(6.4)	241.5
Net cash flows of continuing operations	(11.1)	222.8
Net operating cash flows of discontinued operations	(0.8)	1.7
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	0.1
Net increase (decrease) in cash, cash equivalents and restricted cash	(12.2)	224.6
Cash, cash equivalents and restricted cash at beginning of period	381.5	172.6
Cash, cash equivalents and restricted cash at end of period	$369.3	$397.2

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

(a)    Basis of Presentation

 The information as of June 27, 2021 and for the three and six months ended June 27, 2021 and June 28, 2020 is unaudited. The condensed consolidated balance sheet as of December 27, 2020 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 27, 2020, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2021 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

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

(c)    Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year. The three month periods ended June 27, 2021 and June 28, 2020 consisted of 13-week periods. The six month periods ended June 27, 2021 and June 28, 2020 consisted of 26-week periods. There are 52 calendar weeks in the fiscal years ending on December 26, 2021 and December 27, 2020.

(d)    Accounting Estimates

There have been no significant changes in the Company’s accounting estimates for the six months ended June 27, 2021 as compared to the accounting estimates described in the Form 10-K.

(e)    Accounting Standards Updates

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12 (“ASU 2019-12”), Income taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12, in an effort to reduce the complexity in accounting for income taxes, removes certain exceptions for measuring intraperiod tax allocations, foreign subsidiary equity method investments and interim period tax losses. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. The Company adopted ASU 2019-12 effective December 28, 2020. The implementation of this guidance did not have a material effect on its unaudited condensed consolidated financial statements.

(f)    Fair Value of Financial Instruments

The carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at June 27, 2021 and December 27, 2020 are presented in Note 10. The carrying value of all other financial instruments, including cash equivalents, accounts receivable, unbilled receivables, accounts payable, accrued expenses, billings in excess of cost and earnings on uncompleted contracts, income taxes payable and short-term debt, approximated their estimated fair values at June 27, 2021 and December 27, 2020 due to the short-term nature of these instruments.

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

Optimized Performance Machining, Inc.

On April 17, 2020, the Company acquired Optimized Performance Machining, Inc. (“OPM”), a company that primarily operates in the industrial machinery and equipment repair business industry for approximately $1.8 million in cash, subject to adjustments for transaction expenses, indebtedness, cash on hand, and post-closing working capital adjustments. Working capital adjustments of $0.03 million were settled in the third quarter of 2020. The operating results of the acquisition have been included in the Company’s results of operations from the effective acquisition date. Had the acquisition occurred as of December 30, 2019, net sales, net loss from consolidated operations, net loss attributable to Kratos, and basic and diluted net loss per share attributable to Kratos on a pro forma basis for the six months ended June 28, 2020 would not have been materially different than the reported amounts. OPM is included in the Kratos US segment.

CPI ASC Signal Division, Inc.

On June 15, 2020, Kratos Integral Holdings, LLC entered into a Stock Purchase Agreement to acquire CPI ASC Signal Division, Inc. (“ASC Signal”) from Communications & Power Industries LLC for approximately $35 million in cash, subject to adjustments for transaction expenses, indebtedness, cash on hand, and working capital adjustments. ASC Signal is a manufacturer of high-performance, highly engineered antenna systems for satellite communications, radar, electronic warfare, and high frequency applications. On June 30, 2020, the acquisition was completed following the satisfaction of all closing conditions, including receipt of regulatory approval from all required government authorities. The adjustments for transaction expenses, indebtedness, cash on hand and working capital were settled by the parties in January 2021, resulting in a net payment due to the Company of approximately $1.4 million. ASC Signal is included in the Kratos Space, Training and Cyber, (“KSTC”) Division of the Kratos Government Solutions (“KGS”) segment.

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

The amounts of revenue and operating income of ASC Signal included in the Company's condensed consolidated statement of operations for the six months ended June 27, 2021 were $20.4 million and $0.7 million, respectively.

A summary of the consideration paid for the acquired ownership in ASC Signal is as follows:

Cash paid	$34.9
Less: Cash acquired	(2.0)
Total consideration	$32.9

Pro Forma Financial Information

The following tables summarize the supplemental condensed consolidated statements of operations information on an unaudited pro forma basis as if the acquisition of ASC Signal occurred on December 30, 2019 and include adjustments that were directly attributable to the foregoing transaction. There are no material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenues and loss. The pro forma results are for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results that would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations that may occur in the future.

For the six months ended June 28, 2020 (all amounts, except per share amounts, are in millions):

Pro forma revenues	$357.1
Pro forma net loss before tax	$(8.3)
Pro forma net loss	$(5.9)
Pro forma net loss attributable to Kratos	$(5.8)

Basic pro forma loss per share attributable to Kratos	$(0.05)
Diluted pro forma loss per share attributable to Kratos	$(0.05)

5-D Systems, Inc.

On November 18, 2020, the Company acquired 5-D Systems, Inc. (“5-D Systems”), a leading National Security Solutions provider and industry-leading provider of high-performance, jet-powered unmanned aerial systems for an aggregate of approximately $10.0 million. The purchase price was $5.0 million in cash, subject to adjustments for transaction expenses, indebtedness, cash on hand, and post-closing working capital adjustments, and 250,374 shares of common stock (with a value of approximately $5.0 million). The allocation of the total consideration for this acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocations to be material to the Company's consolidated financial statements. The operating results of the acquisition have been included in the Company’s results of operations from the effective acquisition date. Had the acquisition occurred as of December 30, 2019, net sales, net loss from consolidated operations, net loss attributable to Kratos, and basic and diluted net loss per share attributable to Kratos on a pro forma basis for six months ended June 28, 2020 would not have been materially different than the reported amounts. 5-D Systems is included in the Kratos US segment.

Note 3. Revenue Recognition

Effective January 1, 2018, the Company adopted the FASB ASU 2014-09, Revenue from Contracts with Customers, and the related amendments, which are codified into Accounting Standards Codification (“ASC”) 606 (“ASC 606”).

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

Remaining Performance Obligations

The Company calculates revenues from remaining performance obligations as the dollar value of the remaining performance obligations on executed contracts. On June 27, 2021, the Company had approximately $865.6 million of remaining performance obligations. The Company expects to recognize approximately 39% of the remaining performance obligations as revenue in 2021, an additional 27% in 2022, and the balance thereafter.

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

As a result of the EAC process, any quarterly adjustments to revenues, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if it is determined the Company will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if it is determined the Company will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could affect the profitability of one or more of the Company’s contracts. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined. No cumulative catch-up adjustment on any one contract was material to the Company’s unaudited condensed consolidated financial statements for the three and six-month periods ended June 27, 2021, and June 28, 2020. Likewise, total cumulative catch-up adjustments were not material for the three and six-month periods ended June 27, 2021, and June 28, 2020.

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

Net contract assets and liabilities are as follows (in millions):

	June 27, 2021	December 27, 2020	Net Change
Contract assets	$185.0	$177.0	$8.0
Contract liabilities	$43.5	$34.0	$9.5
Net contract assets	$141.5	$143.0	$(1.5)

Contract assets increased $8.0 million during the six months ended June 27, 2021, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations for which the Company has not yet billed the customers. There were no significant impairment losses related to any receivables or contract assets arising from the Company’s contracts with customers during the six months ended June 27, 2021. Contract liabilities increased $9.5 million during the six months ended June 27, 2021, primarily due to payments received in excess of revenue recognized on these performance obligations. For the three and six months ended June 27, 2021 the Company recognized revenue of $5.9 million and $22.9 million, respectively, that was previously included in the contract liabilities that existed at December 27, 2020. For the three and six months ended June 28, 2020 the Company recognized revenue of $5.7 million and $20.0 million, respectively, that was previously included in the contract liabilities that existed at December 29, 2019.

In November 2019, a large training solutions program was terminated for convenience (“T for C”) by the customer. Under a T for C, a contractor is entitled to seek specified costs through a termination settlement process including (1) the contract price for completed supplies and services accepted by the government but not previously paid for; (2) the cost incurred in the performance of work terminated plus a reasonable profit on those costs; and (3) its costs incurred in settling with subcontractors and preparing and settling the termination proposal. Under a T for C, the Company would not be able to collect the total withheld amounts until the settlement terms of the T for C have been negotiated and agreed to with the customer. At June 27, 2021, approximately $11.5 million in unbilled receivables remained outstanding on this project. In addition, the Company is currently in dispute with an international customer in the US segment over approximately $10.0 million in unbilled receivables outstanding as of June 27, 2021. The dispute with the international customer concerns the completion of certain system requirements and certain contractual milestones. The Company alleges breach of contract, as well as other claims against the customer, and seeks damages and other equitable relief. The customer has asserted counterclaims seeking liquidated damages and additional relief. Management has evaluated the present facts of the matters and performed a reassessment of the contractual amounts due and has determined that no adjustment to previously recognized revenue, or the corresponding unbilled receivables, is necessary at June 27, 2021.

Disaggregation of Revenue

The following series of tables presents the Company’s revenue disaggregated by several categories. For the majority of contracts, revenue is recognized over time as work is performed on the contract. Revenue by contract type was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Kratos Government Solutions
Fixed price	$107.1	$98.2	$206.6	$202.6
Cost plus fee	28.0	20.8	56.6	35.2
Time and materials	9.7	9.4	19.9	17.5
Total Kratos Government Solutions	144.8	128.4	283.1	255.3
Unmanned Systems
Fixed price	36.4	28.6	73.6	55.9
Cost plus fee	23.4	12.8	41.3	26.9
Time and materials	0.5	0.6	1.3	1.2
Total Unmanned Systems	60.3	42.0	116.2	84.0
Total Revenues	$205.1	$170.4	$399.3	$339.3

Revenue by customer was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Kratos Government Solutions
U.S. Government (1)	$91.8	$90.0	$184.4	$174.7
International (2)	35.8	24.9	67.5	52.9
U.S. Commercial and other customers	17.2	13.5	31.2	27.7
Total Kratos Government Solutions	144.8	128.4	283.1	255.3
Unmanned Systems
U.S. Government (1)	54.4	39.4	104.0	78.8
International (2)	5.5	2.5	11.8	4.9
U.S. Commercial and other customers	0.4	0.1	0.4	0.3
Total Unmanned Systems	60.3	42.0	116.2	84.0
Total Revenues	$205.1	$170.4	$399.3	$339.3
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

Note 5. Goodwill and Intangible Assets

(a)    Goodwill

    The carrying amounts of goodwill as of June 27, 2021 and December 27, 2020 by reportable segment are as follows (in millions):

	As of June 27, 2021
	KGS	US	Total
Gross value	$609.6	$127.4	$737.0
Less accumulated impairment	239.5	13.8	253.3
Net	$370.1	$113.6	$483.7

	As of December 27, 2020
	KGS	US	Total
Gross value	$609.6	$127.6	$737.2
Less accumulated impairment	239.5	13.8	253.3
Net	$370.1	$113.8	$483.9

(b)    Purchased Intangible Assets

The following table sets forth information for finite-lived and indefinite-lived intangible assets (in millions):

	As of June 27, 2021			As of December 27, 2020
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$75.3	$(56.7)	$18.6	$75.3	$(55.7)	$19.6
Contracts and backlog	33.4	(32.2)	1.2	33.4	(31.0)	2.4
Developed technology and technical know-how	29.9	(25.5)	4.4	29.9	(25.3)	4.6
Trade names	2.0	(2.0)	—	2.0	(1.9)	0.1
In-process research and development	9.4	(0.1)	9.3	9.4	—	9.4
Total finite-lived intangible assets	150.0	(116.5)	33.5	150.0	(113.9)	36.1
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$156.9	$(116.5)	$40.4	$156.9	$(113.9)	$43.0

Consolidated amortization expense related to intangible assets subject to amortization was $1.2 million and $1.8 million for the three months ended June 27, 2021 and June 28, 2020, respectively, and $2.6 million and $3.7 million for the six months ended June 27, 2021 and June 28, 2020, respectively.

Note 6. Inventoried Costs

Inventoried costs, consisted of the following components (in millions):

	June 27, 2021	December 27, 2020
Raw materials	$56.1	$47.3
Work in process	30.5	30.1
Finished goods	4.1	3.8
Total inventoried costs	$90.7	$81.2

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

Shares from stock options and awards, excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive, were 0.8 million and 0.8 million for the three and six months ended June 28, 2020, respectively.

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

    The components of lease expense were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Amortization of right of use assets - finance leases	$0.6	$0.5	$1.1	$1.0
Interest on lease liabilities - finance leases	0.7	0.7	1.3	1.3
Operating lease cost	2.8	2.9	5.7	6.4
Short-term lease cost	0.2	0.2	0.4	0.4
Variable lease cost (cost excluded from lease payments)	0.1	0.1	0.1	0.1
Sublease income	(0.1)	(0.2)	(0.1)	(1.0)
Total lease cost	$4.3	$4.2	$8.5	$8.2

The components of leases on the balance sheet were as follows (in millions):

	June 27, 2021	December 27, 2020
Operating Leases:
Operating lease right-of-use assets	$40.1	$42.9
Current portion of operating lease liabilities	$9.3	$8.9
Operating lease liabilities, net of current portion	$35.3	$38.6
Finance leases:
Property, plant and equipment, net	$33.0	$36.5
Other current liabilities	$0.9	$0.9
Other long-term liabilities	$38.3	$38.8

Cash paid for amounts included in the measurement of lease liabilities was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Finance lease - cash paid for interest	$0.7	$0.7	$1.3	$1.3
Finance lease - financing cash flows	$0.2	$0.1	$0.4	$0.3
Operating lease - operating cash flows (fixed payments)	$3.0	$3.2	$5.8	$7.3

Other supplemental noncash information (in millions):

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Operating lease liabilities arising from obtaining right-of-use assets	$1.7	$0.5	$1.9	$1.0
Finance lease liabilities arising from obtaining right-of-use assets	$—	$—	$—	$0.4

Weighted-average remaining lease term (in years):
Operating leases			5.09	5.59
Finance leases			17.22	18.43

Weighted-average discount rate:
Operating leases			6.50%	6.47%
Finance leases			6.51%	6.52%

The maturity of lease liabilities is (in millions):

	Operating Leases	Finance Leases
2021 (1)	$6.0	$1.7
2022	11.1	3.5
2023	10.7	3.5
2024	8.4	3.5
2025	7.3	3.6
Thereafter	9.0	51.3
Total lease payments	52.5	67.1
Less: imputed interest	(7.9)	(27.9)
Total present value of lease liabilities	$44.6	$39.2
(1) Excludes the six months ended June 27, 2021.

Note 9. Income Taxes

A reconciliation of the total income tax benefit to the amount computed by applying the statutory federal income tax rate of 21% to income from continuing operations before income taxes for the three and six months ended June 27, 2021 and June 28, 2020 is as follows (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Income tax benefit at federal statutory rate	$(0.5)	$(0.5)	$(0.7)	$(0.8)
State and foreign taxes, net of federal tax benefit and valuation allowance	(1.5)	(0.4)	(1.5)	(0.7)
Release of valuation allowance due to acquisitions	—	—	—	(0.9)
Nondeductible expenses and other	(2.0)	(1.2)	(2.2)	(1.3)
Impact of deferred tax liabilities for indefinite-lived assets	—	(0.6)	—	(0.6)
Increase (decrease) in reserves for uncertain tax positions	0.1	(0.8)	0.1	(1.0)
Stock compensation - excess tax benefits	(0.2)	—	(2.6)	—
Federal impact of research & development tax credits	0.5	—	0.6	—
Increase in federal valuation allowance	—	1.7	—	2.1
Benefit for income taxes from continuing operations	$(3.6)	$(1.8)	$(6.3)	$(3.2)

During the fourth quarter of 2020, the Company evaluated all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets was still needed. Evidence evaluated by the Company included, but was not limited to, the fact that it was in a three-year cumulative income position and no longer had cumulative losses in recent years, the results and trend of pretax book income from core operations, and its forecast of taxable income for 2021 and beyond. As a result, the Company had determined that it is more likely than not that sufficient taxable income will exist to realize the majority of its U.S. deferred tax assets and reversed a significant portion of the valuation allowance previously recorded against those deferred tax assets as of December 27, 2020. The remaining valuation allowance on the Company’s U.S. deferred tax assets relates primarily to state net operating loss and capital loss carryforwards the Company estimates are not more likely than not to be utilized in future periods.
In assessing the Company’s ability to realize deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. In making this assessment, the Company has concluded that positive evidence continues to outweigh the negative evidence as of June 27, 2021.
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
For the six months ended June 27, 2021, there was no impact of such limitations on the income tax provision, since the amount of taxable income did not exceed the annual limitation amount. However, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOLs or other tax attributes may be further limited.
The Company is subject to taxation in the U.S. and various state and foreign tax jurisdictions. The Company’s tax years for 2000 and later are subject to examination by the U.S. and state tax authorities due to the existence of the NOL carryforwards. Generally, the Company’s tax years for 2015 and later are subject to examination by various foreign tax authorities as well.
As of December 27, 2020, the Company had $25.4 million of unrecognized tax benefits that, if recognized, would impact the Company’s effective income tax rate. During the six months ended June 27, 2021 unrecognized tax benefits decreased by $0.3 million relating to various current year tax positions.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the six months ended June 27, 2021 and June 28, 2020, the Company recorded an expense for interest and penalties of $0.5 million and $0.1 million, respectively. For the six months ended June 27, 2021 and June 28, 2020, there was no material benefit recorded related to the removal of interest and penalties. The Company believes that it is reasonably possible that as much as $0.3 million of the liabilities for uncertain tax positions will expire within the next twelve months due to the expiration of various applicable statutes of limitations.

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

The Indenture contains covenants limiting, among other things, the Company’s ability and the Subsidiary Guarantors’ ability to: (a) pay dividends on or make distributions or repurchase or redeem the Company’s capital stock or make other restricted payments; (b) incur additional debt and guarantee debt; (c) prepay, redeem or repurchase certain debt; (d) issue certain preferred stock or similar equity securities; (e) make loans and investments; (f) sell assets; (g) incur liens; (h) consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; (i) enter into transactions with affiliates; and (j) enter into agreements restricting the Company’s ability and certain of its subsidiaries’ ability to pay dividends. These covenants are subject to a number of exceptions. As of June 27, 2021, the Company was in compliance with the covenants contained in the Indenture governing the 6.5% Notes.

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

As of June 27, 2021, there was $300.0 million of 6.5% Notes outstanding.

(b)    Other Indebtedness

Credit and Security Agreement

On November 20, 2017, the Company entered into an amended and restated credit and security agreement (as amended, the “Credit Agreement”), with the lenders named therein, SunTrust Bank, as Agent (the “Agent”), and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Sole Book Runner. The Credit Agreement established a five-year senior secured revolving credit facility in the aggregate principal amount of $90.0 million (subject to a potential increase of the aggregate principal amount to $115.0 million, subject to the Agent’s and applicable lenders’ approval), consisting of a subline for letters of credit in an amount not to exceed $50.0 million, as well as a swingline loan in an aggregate principal amount at any time outstanding not to exceed $10.0 million.

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

As of June 27, 2021, there were no borrowings outstanding on the Credit Agreement and $5.9 million was outstanding on letters of credit, resulting in net borrowing base availability of $64.4 million. The Company was in compliance with the financial covenants of the Credit Agreement and its amendments as of June 27, 2021.

Israel Debt

During August 2020, the Company entered into two 5-year term loans with two banks in Israel representing an aggregate principal amount of approximately $5.1 million. These loans were subsidized by the State of Israel as part of a COVID-19 relief package with interest at Israeli NIS prime interest, plus a margin of 1.5%. The first year of interest is paid by the State of Israel with subsequent interest and principal payments due monthly, commencing in August 2021. The Company intends to repay the outstanding balance of the loan in August 2021.

5-D Systems Loan

In connection with the acquisition of 5-D Systems, the Company assumed a loan in the amount of approximately $0.5 million with an interest rate of 1.0% that had been obtained under the Small Business Administration Paycheck Protection Program as part of a COVID-19 relief package. Payment of interest and principal is due monthly with the balance due in April 2022. The sellers of 5-D Systems applied for forgiveness of this loan and, as part of the purchase of 5-D Systems by the Company, agreed to indemnify Kratos in the event the application for forgiveness of the loan was not accepted. The application was accepted and the loan was forgiven in July 2021.

Fair Value of Long-term Debt

Carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at June 27, 2021 and December 27, 2020 are presented in the following table:

	As of June 27, 2021			As of December 27, 2020
$ in millions	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Total long-term debt including current portion	$305.6	$301.9	$319.3	$305.6	$301.5	$319.6

The fair value of the Company’s long-term debt was based upon actual trading activity (Level 1, Observable inputs -quoted prices in active markets).

 As of June 27, 2021, the difference between the carrying amount of $301.9 million and the principal amount of $305.6 million presented in the table above is the unamortized debt issuance costs of $3.7 million, which are being accreted to interest expense over the term of the related debt. As of December 27, 2020, the difference between the carrying amount of $301.5 million and the principal amount of $305.6 million presented in the above table also related to the same unamortized debt issuance costs of $4.1 million.

Note 11. Segment Information

The Company operates in two reportable segments. The KGS reportable segment is comprised of an aggregation of KGS operating business units, including the Company’s microwave electronic products, space and satellite communications, training and cybersecurity, C5ISR/modular systems, turbine technologies and defense and rocket support services operating segments. The US reportable segment consists of the Company’s unmanned aerial, unmanned ground, unmanned seaborne and command, control and communications system business. The KGS and US segments provide products, solutions and services for mission critical national security programs. KGS and US customers primarily include national security related agencies, the U.S. Department of Defense (the “DoD”), intelligence agencies and classified agencies, and to a lesser degree, international government agencies and domestic and international commercial customers.

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

 Revenues, depreciation and amortization, and operating income generated by the Company’s reportable segments for the three and six month periods ended June 27, 2021 and June 28, 2020 are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Revenues:
Kratos Government Solutions
Service revenues	$56.7	$62.9	$112.8	$126.5
Product sales	88.1	65.5	170.3	128.8
Total Kratos Government Solutions	144.8	128.4	283.1	255.3
Unmanned Systems
Service revenues	1.3	—	2.5	—
Product sales	59.0	42.0	113.7	84.0
Total Unmanned Systems	60.3	42.0	116.2	84.0
Total revenues	$205.1	$170.4	$399.3	$339.3
Depreciation & amortization:
Kratos Government Solutions	$4.5	$4.4	$8.9	$9.1
Unmanned Systems	2.5	1.6	4.4	3.2
Total depreciation and amortization	$7.0	$6.0	$13.3	$12.3
Operating income from continuing operations:
Kratos Government Solutions	$5.9	$7.7	$13.0	$17.0
Unmanned Systems	4.1	1.0	8.3	1.5
Corporate activities	(6.7)	(5.8)	(13.1)	(10.9)
Total operating income from continuing operations	$3.3	$2.9	$8.2	$7.6

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

The Company adjusts the carrying value of such redeemable noncontrolling interest based on an allocation of subsidiary earnings based on ownership interest. Redeemable noncontrolling interest is recorded outside of permanent equity at the higher of its carrying value or management’s estimate of the amount (the “Redemption Amount”) that the Company could be required to pay in connection with the Put Right. Adjustments to the Redemption Amount will have a corresponding effect on net income per share attributable to Kratos shareholders. As of June 27, 2021, no adjustment of the carrying value of the redeemable noncontrolling interest was required.

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

Note 14. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales contracted through the U.S. Government, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $146.2 million and $129.4 million, or 71% and 76% of total Kratos revenue, for the three months ended June 27, 2021 and June 28, 2020, respectively, and $288.4 million and $253.5 million, or 72% and 75% of total Kratos revenue, for the six months ended June 27, 2021 and June 28, 2020, respectively.

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

Industry Update

In May 2021, the Biden administration released a $6.011 trillion federal budget proposal for the U.S. Government’s 2022 fiscal year (“FY”) that begins on October 1, 2021, which includes $753 billion in National Security funding, an increase of 1.6 percent over FY 2021, and $715 billion for the DoD. The 2022 National Security request amounts to a slight decrease for the Pentagon when adjusted for inflation, and is also slightly below the previous administration’s $722 billion FY 2022 DoD request. The FY 2022 proposal also ends the “off-budget” funding tool known as the Overseas Contingency Operations, or OCO, account. A five-year Future Years Defense Program strategic priority spending plan that is typically submitted annually along with that year’s annual budget request, has not been submitted at this time. The FY 2022 National Security budget includes a focus on research and development for new technologies to address peer and near peer threats, including specifically China. The FY 2022 budget request prioritizes defense research and development, test and evaluation funding to invest in breakthrough technologies that are also focused on innovation and the development of next generation defense capabilities. The FY 2022 budget request also supports the DoD’s plan to divest legacy systems and programs in order to redirect the related resources to innovation, new technology and new programs, platforms and systems.

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

The budget environment, including COVID-19 spending increases proposed by the Biden administration, and uncertainty surrounding the debt ceiling and the appropriations process, remain significant short and long-term risks. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the Administration and Congress and what challenges budget reductions (required by the Budget Control Act of 2011 (“BCA”) and otherwise) will present for the defense industry. If annual appropriations bills are not timely enacted, the U.S. Government may again operate under continuing resolution authority (“CRA”), restricting new contract or program starts, restricting increased funding or additional quantities on existing contracts, presenting resource allocation and forecasting challenges and placing limitations on some planned program budgets, and we may face another government shutdown of unknown duration. If a prolonged government shutdown of the DoD were to occur, it could result in program cancellations, disruptions and/or stop work orders and could limit the U.S. Government’s ability to effectively progress programs and to make timely payments, and our ability to perform on our U.S. Government contracts and successfully compete for new work.

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

The nature of our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the outbreak of COVID-19. In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world, including the U.S. Government and the DoD, implementing measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

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

Since the end of the first quarter of 2020, COVID-19 has continued to impact our customers, markets and operations, including supply chain disruptions, delays of certain supplier deliveries, difficulties gaining access to certain locations, difficulties gaining access to customers, including instances related to previously scheduled drone and rocket system flights, demonstrations and exercises, and decreased demand requirements of certain of our commercial aero, power and satcom customers. Importantly, COVID-19 customer and contractor-related travel and social distancing restrictions have delayed a number of our target drone, tactical drone and rocket system programs, missions and exercises. The extent to which COVID-19 may further impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. While we currently do not expect this matter to have a material impact on our results of operations, cash flows and financial position, the current level of uncertainty over the economic, business and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time. Our Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect estimates and assumptions made by management as of June 27, 2021. Events and changes in circumstances arising after June 27, 2021, including those resulting from the continuing impacts of COVID-19, will be reflected in management’s estimates for future periods.

Reportable Segments

The Company currently operates in two reportable segments. The Kratos Government Solutions (“KGS”) reportable segment is comprised of an aggregation of KGS operating segments, including our microwave electronic products, space and satellite communications, training and cybersecurity, C5ISR/modular systems, turbine technologies, and defense and rocket support services operating segments. The Unmanned Systems (“US”) reportable segment consists of our unmanned aerial, unmanned ground, unmanned seaborne and command, control and communications system businesses.

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

Comparison of Results for the Three Months Ended June 27, 2021 to the Three Months Ended June 28, 2020

Revenues.  Revenues by operating segment for the three months ended June 27, 2021 and June 28, 2020 are as follows (dollars in millions):

	June 27, 2021	June 28, 2020	$ change	% change
Kratos Government Solutions
Service revenues	$56.7	$62.9	$(6.2)	(9.9)%
Product sales	88.1	65.5	22.6	34.5%
Total Kratos Government Solutions	144.8	128.4	16.4	12.8%
Unmanned Systems
Service revenues	1.3	$—	$1.3	—%
Product sales	59.0	42.0	17.0	40.5%
Total Unmanned Systems	60.3	42.0	18.3	43.6%
Total revenues	$205.1	$170.4	$34.7	20.4%

Total service revenues	$58.0	$62.9	$(4.9)	(7.8)%
Total product sales	147.1	107.5	39.6	36.8%
Total revenues	$205.1	$170.4	$34.7	20.4%

Revenues increased $34.7 million to $205.1 million for the three months ended June 27, 2021 from $170.4 million for the three months ended June 28, 2020. Revenues in our KGS segment increased $16.4 million due to the contribution from the acquisition of CPI ASC Signal Division, Inc. (“ASC Signal”), which contributed approximately $11.8 million and organic growth in our microwave products, space and satellite communications, and rocket support businesses, partially offset by decreases in our training solutions business as a result of a reduction in scope of certain international training contracts which resulted in decreased revenues of approximately $4.7 million. Revenues in our US segment increased $18.3 million to $60.3 million for the three months ended June 27, 2021 primarily due to work performed on our SSAT 177 production contracts and Valkyrie programs, and due to contributions of approximately $2.1 million from the Technical Directions, Inc. (“TDI”) and 5-D Systems, Inc. (“5-D Systems”) acquisitions.

Product sales increased $39.6 million to $147.1 million for the three months ended June 27, 2021 from $107.5 million for the three months ended June 28, 2020 primarily as a result of increased production in certain US drone programs as well as the contribution from the ASC Signal acquisition. As a percentage of total revenue, product sales were 71.7% for the three months ended June 27, 2021 as compared to 63.1% for the three months ended June 28, 2020. Service revenues decreased by $4.9 million to $58.0 million for the three months ended June 27, 2021 from $62.9 million for the three months ended June 28, 2020. The decrease was primarily related to lower turbine technologies service revenue (which was offset by higher turbine technologies product sales) as well as the previously mentioned reduction in scope of certain international training contracts.

Cost of Revenues.  Cost of revenues increased $28.7 million to $153.1 million for the three months ended June 27, 2021 from $124.4 million for the three months ended June 28, 2020. The increase in cost of revenues was primarily a result of the increase in product sales discussed above.

Gross margin decreased to 25.4% for the three months ended June 27, 2021 from 27.0% for the three months ended June 28, 2020. Margins on services increased to 28.8% for the three months ended June 27, 2021 from 26.6% for the three months ended June 28, 2020, due primarily to a more favorable mix of revenues. Margins on products decreased to 24.0% for the three months ended June 27, 2021 from 27.3% for the three months ended June 28, 2020, primarily due to a less favorable mix of certain programs with increased activity on certain developmental programs for the three months ended June 27, 2021. Margins in the KGS segment decreased to 27.2% for the three months ended June 27, 2021 from 28.7% for the three months ended June 28, 2020, primarily due to a less favorable mix of revenues. Margins in the US segment decreased to 20.9% for the three months ended June 27, 2021 from 21.9% for the three months ended June 28, 2020, primarily due to a less favorable mix of products produced and shipped in the three months ended June 27, 2021.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expense increased to $38.2 million for the three months ended June 27, 2021 from $36.0 million for the three months ended June 28, 2020, primarily due to increased costs as a result of the TDI, Optimized Performance Machining, Inc. (“OPM”), ASC Signal and 5-D Systems acquisitions in 2020. As a percentage of revenues, SG&A decreased to 18.6% at June 27, 2021 from 21.1% at June 28, 2020. Included in SG&A was an increase of $1.8 million of stock compensation expense from $4.8 million for the three months ended June 28, 2020 to $6.6 million for the three months ended June 27, 2021.

Research and Development (“R&D”) Expenses.  R&D expenses increased $4.2 million to $10.2 million for the three months ended June 27, 2021 from $6.0 million for the three months ended June 28, 2020, with the primary increases in expenses being in our space and satellite communications business. As a percentage of revenues, R&D increased to 5.0% for the three months ended June 27, 2021 from 3.5% for the three months ended June 28, 2020. R&D expenses are made by the Company, typically in conjunction with our customers, for the Company to achieve a “first to market” position with our products or technology. We also invest in R&D expenses to achieve market leading “designed in” positions on major programs, platforms or systems.

Restructuring Expenses and Other. Restructuring expenses and other increased to $0.2 million from $0.1 million for the three months ended June 27, 2021 and June 28, 2020, respectively.

Total Other Expense, Net.  Total other expense, net increased to $5.7 million from $5.3 million for the three months ended June 27, 2021 and June 28, 2020, respectively.

Benefit for Income Taxes from Continuing Operations. The income tax benefit from continuing operations for the three months ended June 27, 2021 and June 28, 2020 was $3.6 million and $1.8 million, respectively. For the three months ended June 27, 2021, a $0.2 million tax benefit was recorded resulting from the federal and state impact of stock-based compensation related to restricted stock units. The remaining $3.4 million benefit was a function of the estimated effective tax rate for the year. The estimated effective tax rate is driven by estimated foreign taxes, estimated federal and state taxes, permanent book/tax differences, and the projected income or loss for the year.

Loss from Discontinued Operations. The loss from discontinued operations was $0.3 million for the three months ended June 27, 2021, and $0.2 million for the three months ended June 28, 2020.

Comparison of Results for the Six Months Ended June 27, 2021 to the Six Months Ended June 28, 2020

Revenues. Revenues by operating segment for the six months ended June 27, 2021 and June 28, 2020 are as follows (dollars in millions):

	June 27, 2021	June 28, 2020	$ change	% change
Kratos Government Solutions
Service revenues	$112.8	$126.5	$(13.7)	(10.8)%
Product sales	170.3	128.8	41.5	32.2%
Total Kratos Government Solutions	283.1	255.3	27.8	10.9%
Unmanned Systems
Service revenues	2.5	—	2.5	—%
Product sales	113.7	84.0	29.7	35.4%
Total Unmanned Systems	116.2	84.0	32.2	38.3%
Total revenues	$399.3	$339.3	$60.0	17.7%

Total service revenues	$115.3	$126.5	$(11.2)	(8.9)%
Total product sales	284.0	212.8	71.2	33.5%
Total revenues	$399.3	$339.3	$60.0	17.7%

Revenues increased $60.0 million to $399.3 million for the six months ended June 27, 2021 from $339.3 million for the six months ended June 28, 2020. Revenues in our KGS segment increased $27.8 million due to the contribution from the acquisition of ASC Signal, which contributed approximately $20.4 million, and organic growth across most of our business units including our C5ISR, microwave products, turbine technologies, space and satellite communications, and rocket support businesses, partially offset by decreases in our training solutions business of approximately $8.1 million. Revenues in our US segment increased $32.2 million to $116.2 million for the six months ended June 27, 2021 primarily due to work performed on our SSAT 177 and Valkyrie programs, and due to contributions of approximately $3.7 million from the TDI and 5-D Systems acquisitions.

Product sales increased $71.2 million to $284.0 million for the six months ended June 27, 2021 from $212.8 million for the six months ended June 28, 2020, primarily as a result of increased production activity in our US segment, and increased production in our microwave products, modular systems and space and satellite business. As a percentage of total revenue, product sales were 71.1% for the six months ended June 27, 2021 as compared to 62.7% for the six months ended June 28, 2020. Service revenues decreased by $11.2 million to $115.3 million for the six months ended June 27, 2021 from $126.5 million for the six months ended June 28, 2020. The decrease was primarily related to lower turbine technologies service revenue (which was offset by higher turbine technologies product sales) as well as the previously mentioned reduction in scope of certain international contracts in our training solutions business, and impacts resulting from COVID-19.

Cost of Revenues. Cost of revenues increased $48.8 million to $296.3 million for the six months ended June 27, 2021 from $247.5 million for the six months ended June 28, 2020. The increase in cost of revenues was primarily a result of the increase in product sales discussed above.

Gross margin decreased to 25.8% for the six months ended June 27, 2021 from 27.1% for the six months ended June 28, 2020. Margins on services decreased to 27.3% for the six months ended June 27, 2021 from 27.7% for the six months ended June 28, 2020. Margins on product sales decreased to 25.2% for the six months ended June 27, 2021 from 26.6% for the six months ended June 28, 2020, primarily due to a less favorable mix of certain programs with an increase in developmental programs. Margins in the KGS segment decreased to 27.7% for the six months ended June 27, 2021 from 29.4% for the six months ended June 28, 2020, primarily due to a less favorable mix of products during the six months ended June 27, 2021. Margins in the US segment increased to 21.2% for the six months ended June 27, 2021 from 20.0% for the six months ended June 28, 2020, primarily due to a more favorable mix of products produced and shipped during the six months ended June 27, 2021.

SG&A Expenses. SG&A expense was $76.1 million for the six months ended June 27, 2021 and $70.9 million for the six months ended June 28, 2020. As a percentage of revenues, SG&A decreased to 19.1% at June 27, 2021 from 20.9% at June 28, 2020. Included in SG&A was an increase of $3.3 million of stock compensation expense from $9.5 million for the six months ended June 28, 2020 to $12.8 million for the six months ended June 27, 2021.

R&D Expenses. R&D expenses were $18.2 million for the six months ended June 27, 2021 and $11.7 million for the six months ended June 28, 2020, with the primary increases in expenses being in our space and satellite communications business. As a percentage of revenues, R&D increased to 4.6% for the six months ended June 27, 2021 from 3.4% for the six months ended June 28, 2020. R&D expenses are made by the Company, typically in conjunction with our customers, for the Company to achieve a “first to market” position with our products or technology. We also invest in R&D expenses to achieve market leading “designed in” positions on major programs, platforms or systems.

Restructuring Expenses and Other. Restructuring expenses and other remained the same at $0.2 million for the six months ended June 27, 2021 and June 28, 2020. These expenses are primarily employee termination costs related to personnel reduction actions taken in each period.

Total Other Expense, Net. Total other expense, net, increased to $11.4 million from $11.2 million for the six months ended June 27, 2021 and June 28, 2020, respectively.

Benefit for Income Taxes from Continuing Operations. The income tax benefit from continuing operations for the six months ended June 27, 2021 and June 28, 2020 was $6.3 million and $3.2 million, respectively. For the six months ended June 27, 2021, a $2.6 million tax benefit was recorded resulting from the federal and state impact of stock-based compensation related to restricted stock units. The remaining $3.7 million benefit was a function of the estimated effective tax rate for the year. The estimated effective tax rate is driven by estimated foreign taxes, estimated federal and state taxes, permanent book/tax differences, and the projected income or loss for the year.

Loss from Discontinued Operations. The loss from discontinued operations was $0.3 million for the six months ended June 27, 2021 and $0.6 million for the six months ended June 28, 2020, primarily reflecting the work performed in relation to outstanding tasks on legacy projects retained by us following the sale of the PSS business, as well as legal expenses related to the ongoing closing net working capital adjustment dispute with the buyer of the PSS business.

Backlog

On June 27, 2021, we had approximately $865.6 million of total backlog, of which $630.6 million was funded. We expect to recognize approximately 39% of the remaining total backlog as revenue in 2021, an additional 27% in 2022 and the balance thereafter. Our comparable total backlog balance as of June 28, 2020, was approximately $683.4 million of which $569.6 million was funded.

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

Liquidity and Capital Resources

As of June 27, 2021, we had cash and cash equivalents of $369.3 million compared with cash and cash equivalents of $380.8 million as of December 27, 2020, which includes $36.0 million and $29.2 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, however, earnings of these foreign subsidiaries are essentially considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. they could be repatriated, and their repatriation into the U.S. may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

Our total long-term debt, including principal due on our 6.5% Notes (as defined below), net of issuance costs of $4.1 million, increased from $301.5 million at December 27, 2020 to $301.9 million at June 27, 2021, due to the amortization of debt issuance costs during the six months ended June 27, 2021 (as more fully described in Note 10 of the accompanying Condensed Consolidated Financial Statements).

We use our operating cash flow to finance trade accounts receivable, fund necessary increases in inventory, fund internal investments of engineering costs, fund capital expenditures, our internal research and development investments and our ongoing operations, service our debt, security infrastructure, including cyber security infrastructure and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services since a number of our receivables are contractually billable and due to us only when certain contractual milestones are achieved. Financing increases in inventory balances is necessary to fulfill shipment requirements to meet delivery schedules of our customers. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our days sales outstanding (“DSO”) have decreased from 133 days as of December 27, 2020 to 118 days at June 27, 2021, primarily reflecting the achievement of certain contractual billing milestones. Our DSOs are impacted by the achievement of contractual billing milestones such as equipment shipments and deliveries on certain products, and for certain flight requirements that must be fulfilled on certain aerial target programs, or final billings which are not due until completion on certain projects, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time.

In November 2019, a large training solutions program was terminated for convenience (“T for C”) by the customer. Under a T for C, a contractor is entitled to seek specified costs through a termination settlement process including (1) the contract price for completed supplies and services accepted by the government but not previously paid for; (2) the cost incurred in the performance of work terminated plus a reasonable profit on those costs; and (3) and its costs incurred in settling with subcontractors and preparing and settling the termination proposal. However, we will not be able to collect the total withheld amounts until the settlement terms of the T for C have been negotiated and agreed to with the customer. At June 27, 2021, approximately $11.5 million in unbilled receivables remain outstanding on this project. In addition, we are currently in dispute with an international customer in our US segment over approximately $10.0 million in unbilled receivables outstanding as of June 27, 2021. The dispute concerns the completion of certain system requirements and contractual milestones. The
Company alleges breach of contract, as well as other claims against the customer and seeks damages and other equitable relief. The customer has asserted counterclaims seeking liquidated damages and additional relief. We have evaluated the present facts of the matters and performed a reassessment of the contractual amounts due, as well as the claims asserted by each of the parties, and have determined that no adjustment to previously recognized revenue, or the corresponding unbilled receivables, is necessary at June 27, 2021.

A summary of our net cash provided by operating activities from continuing operations, investing activities from continuing operations, and financing activities from continuing operations and our cash flows from discontinued operations from our condensed consolidated statements of cash flows is as follows (in millions):

	Six Months Ended
	June 27, 2021	June 28, 2020
Net cash provided by operating activities from continuing operations	$22.0	$10.8
Net cash used in investing activities from continuing operations	(26.7)	(29.5)
Net cash provided by (used in) financing activities from continuing operations	(6.4)	241.5
Net operating cash flows of discontinued operations	(0.8)	1.7

Net cash provided by operating activities from continuing operations increased by $11.2 million to $22.0 million for the six months ended June 27, 2021 compared to $10.8 million for the six months ended June 28, 2020. Net cash provided by operating activities from continuing operations was impacted by an increase in income from continuing operations of $3.5 million to $3.1 million for the six months ended June 27, 2021 compared to a loss from continuing operations of $0.4 million for the six months ended June 28, 2020. This increase was further impacted by increases in stock compensation, depreciation, amortization and other noncash charges of $3.3 million to $30.0 million for the six months ended June 27, 2021 compared to $26.7 million the six months ended June 28, 2020, as well as a reduction in changes in net working capital accounts of $4.4 million to $11.1 million for the six months ended June 27, 2021 as compared to changes of $15.5 million in net working capital accounts for the six months ended June 28, 2020.

Net cash used in investing activities from continuing operations for the six months ended June 27, 2021 is comprised of, a payment due under the FTT acquisition agreement, and capital expenditures, which consist primarily of investments in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business, and include investments we are making to build capital aerial targets and related support equipment. Net cash used in investing activities from continuing operations for the six months ended June 28, 2020 is comprised of the acquisition of TDI, a payment due under the FTT acquisition agreement, and capital expenditures, which consist primarily of investments in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business. During the six months ended June 27, 2021, capital expenditures of approximately $13.2 million were incurred in our US business, primarily related to our unmanned combat target initiative. We expect our capital expenditures for our calendar year 2021 to continue to be significant for investments we are making, specifically in our US business totaling approximately $33 to $37 million, including approximately $20 to $25 million for capital aerial targets and related support equipment.

Net cash used in financing activities from continuing operations was $6.4 million for the six months ended June 27, 2021 and consisted primarily of payroll withholding taxes paid from vested restricted stock traded for taxes of $8.5 million and payments made on financing lease obligations of $0.4 million offset by employee stock purchase plan receipts of $2.5 million. Net cash provided by financing activities from continuing operations was $241.5 million for the six months ended June 28, 2020 and consisted primarily of net proceeds of $240.5 million from our equity offering of approximately 15.5 million shares of common stock.

The net operating cash flows of discontinued operations for the six months ended June 27, 2021 was a use of $0.8 million. The net operating cash flows of discontinued operations for the six months ended June 28, 2020 was $1.7 million and was substantially related to approximately $2.7 million that was collected on amounts due related to the legacy projects retained by us which was partially offset by the loss from operations from our discontinued PSS business unit of $0.6 million.

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

The Indenture contains covenants limiting, among other things, our ability and the Subsidiary Guarantors’ ability to: (a) pay dividends on or make distributions or repurchase or redeem our capital stock or make other restricted payments; (b) incur additional debt and guarantee debt; (c) prepay, redeem or repurchase certain debt; (d) issue certain preferred stock or similar equity securities; (e) make loans and investments; (f) sell assets; (g) incur liens; (h) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (i) enter into transactions with affiliates; and (j) enter into agreements restricting our ability and certain of its subsidiaries’ ability to pay dividends. These covenants are subject to a number of exceptions. As of June 27, 2021, we were in compliance with the covenants contained in the Indenture governing the 6.5% Notes.

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

As of June 27, 2021, there was $300.0 million of 6.5% Notes outstanding.

Other Indebtedness

Credit and Security Agreement

On November 20, 2017, we entered into an amended and restated credit and security agreement (as amended, the “Credit Agreement”), with the lenders from time to time party thereto, SunTrust Bank, as Agent (the “Agent”), PNC Bank, National Association (“PNC Bank”), as Joint Lead Arranger and Documentation Agent, and SunTrust Robinson Humphrey, Inc. (“SunTrust”), as Joint Lead Arranger and Sole Book Runner. The Credit Agreement established a five-year senior secured revolving credit facility in the aggregate principal amount of $90.0 million (subject to a potential increase of the aggregate principal amount to $115.0 million, subject to the Agent’s and applicable lenders’ approval as described therein), consisting of a subline for letters of credit in an amount not to exceed $50.0 million, as well as a swingline loan in an aggregate principal amount at any time outstanding not to exceed $10.0 million. The obligations under the Credit Agreement are secured by (i) a first priority lien on our accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property) and (ii) a second priority lien, junior to the lien securing our 6.5% Notes, on all of our other assets.

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

As of June 27, 2021, there were no borrowings outstanding on the Credit Agreement and $5.9 million was outstanding on letters of credit, resulting in net borrowing base availability of $64.4 million. We were in compliance with the financial covenants of the Credit Agreement as of June 27, 2021.

Israel Debt

During August 2020, we entered into two 5-year term loans with two banks in Israel representing an aggregate principal amount of approximately $5.1 million. These loans were subsidized by the State of Israel as part of a COVID-19 relief package with interest at Israeli NIS prime interest, plus a margin of 1.5%. The first year of interest is paid by the State of Israel with subsequent interest and principal payments due monthly, commencing in August 2021. We intend to repay all amounts outstanding under this debt in the third quarter of 2021.

5-D Systems Loan

In connection with the acquisition of 5-D Systems, we assumed a loan in the amount of approximately $0.5 million with an interest rate of 1.0% that had been obtained under the Small Business Administration Paycheck Protection Program as part of a COVID-19 relief package. Payment of interest and principal is due monthly with the balance due in April 2022. The sellers of 5-D Systems applied for forgiveness of this loan and, as part of the purchase of 5-D Systems by the Company, have agreed to indemnify Kratos in the event the application for forgiveness of the loan was not accepted. The application was accepted and the loan was forgiven in July 2021.

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 27, 2021.

Changes in Internal Control Over Financial Reporting

We operate under the COSO (Committee of Sponsoring Organizations) 2013 Framework. There was no change in our internal control over financial reporting during the three months ended June 27, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

**    Certain confidential information contained in this Exhibit has been omitted because it is both (i) not material and (ii) the type of information that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ MARIA CERVANTES DE BURGREEN, CPA
Maria Cervantes de Burgreen
Vice President and Corporate Controller
(Principal Accounting Officer)
Date:	August 3, 2021