Form 10-Q
period 2021-09-26
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2021-11-03
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 26, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of October 29, 2021, 123,986,345 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2021

INDEX

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets at September 26, 2021 (unaudited) and December 27, 2020	4

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 26, 2021 and September 27, 2020 (unaudited)	5

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 26, 2021 and September 27, 2020 (unaudited)	6

	Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 26, 2021 and September 27, 2020 (unaudited)	7

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 26, 2021 and September 27, 2020 (unaudited)	9

	Notes to Condensed Consolidated Financial Statements (unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	39

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)

	September 26, 2021
	(Unaudited)	December 27, 2020
Assets
Current assets:
Cash and cash equivalents	$369.9	$380.8
Restricted cash	—	0.7
Accounts receivable, net	85.4	95.3
Unbilled receivables, net	189.3	177.0
Inventoried costs	90.9	81.2
Prepaid expenses	11.7	12.0
Other current assets	25.4	17.8
Total current assets	772.6	764.8
Property, plant and equipment, net	158.8	143.8
Operating lease right-of-use assets	38.8	42.9
Goodwill	483.7	483.9
Intangible assets, net	39.3	43.0
Other assets	84.6	84.4
Total assets	$1,577.8	$1,562.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43.6	$55.4
Accrued expenses	28.7	34.7
Accrued compensation	51.3	48.1
Accrued interest	6.4	1.5
Billings in excess of costs and earnings on uncompleted contracts	57.7	34.0
Current portion of operating lease liabilities	9.2	8.9
Other current liabilities	10.6	11.9
Current liabilities of discontinued operations	3.1	3.1
Total current liabilities	210.6	197.6
Long-term debt	296.5	301.0
Operating lease liabilities, net of current portion	34.0	38.6
Other long-term liabilities	77.3	83.0
Long-term liabilities of discontinued operations	2.5	2.5
Total liabilities	620.9	622.7
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	15.1	14.8
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares outstanding at September 26, 2021 and December 27, 2020	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 123,986,345 and 123,047,147 shares issued and outstanding at September 26, 2021 and December 27, 2020, respectively	—	—
Additional paid-in capital	1,572.3	1,556.3
Accumulated other comprehensive income	1.3	1.4
Accumulated deficit	(631.8)	(632.4)
Total stockholders’ equity	941.8	925.3
Total liabilities and stockholders’ equity	$1,577.8	$1,562.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Service revenues	$51.6	$67.6	$166.9	$194.1
Product sales	149.0	134.4	433.0	347.2
Total revenues	200.6	202.0	599.9	541.3
Cost of service revenues	35.5	50.5	119.3	141.9
Cost of product sales	104.5	94.4	317.0	250.5
Total costs	140.0	144.9	436.3	392.4
Gross profit	60.6	57.1	163.6	148.9
Selling, general and administrative expenses	41.8	36.3	117.9	107.2
Merger and acquisition expenses	0.3	0.1	0.6	1.5
Research and development expenses	8.0	7.7	26.2	19.4
Restructuring expenses and other	—	0.3	0.2	0.5
Operating income	10.5	12.7	18.7	20.3
Other expense:
Interest expense, net	(5.9)	(5.9)	(17.5)	(16.9)
Other income, net	—	0.8	0.2	0.6
Total other expense, net	(5.9)	(5.1)	(17.3)	(16.3)
Income from continuing operations before income taxes	4.6	7.6	1.4	4.0
Provision (benefit) for income taxes from continuing operations	5.7	5.0	(0.6)	1.8
Income (loss) from continuing operations	(1.1)	2.6	2.0	2.2
Discontinued operations:
Loss from discontinued operations before income taxes	(1.0)	(0.2)	(1.4)	(1.0)
Income tax benefit	0.2	—	0.3	0.2
Loss from discontinued operations	(0.8)	(0.2)	(1.1)	(0.8)
Net income (loss)	(1.9)	2.4	0.9	1.4
Less: Net income (loss) attributable to noncontrolling interest	0.5	—	0.3	(0.1)
Net income (loss) attributable to Kratos	$(2.4)	$2.4	$0.6	$1.5
Basic income (loss) per common share attributable to Kratos:
Income (loss) from continuing operations	$(0.01)	$0.02	$0.01	$0.02
Loss from discontinued operations	(0.01)	—	(0.01)	(0.01)
Net income (loss) per common share	$(0.02)	$0.02	$—	$0.01
Diluted income (loss) per common share attributable to Kratos:
Income (loss) from continuing operations	$(0.01)	$0.02	$0.01	$0.02
Loss from discontinued operations	(0.01)	—	(0.01)	(0.01)
Net income (loss) per common share	$(0.02)	$0.02	$—	$0.01

Weighted average common shares outstanding:
Basic	124.9	123.1	124.6	112.9
Diluted	124.9	126.4	127.9	115.9

The accompanying notes are an integral part of these consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Net income (loss)	$(1.9)	$2.4	$0.9	$1.4
Change in cumulative translation adjustment	(0.9)	0.9	(0.1)	0.8
Comprehensive income (loss)	(2.8)	3.3	0.8	2.2
Less: Comprehensive income (loss) attributable to noncontrolling interest	0.5	—	0.3	(0.1)
Comprehensive income (loss) attributable to Kratos	$(3.3)	$3.3	$0.5	$2.3

The accompanying notes are an integral part of these consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended September 26, 2021 and September 27, 2020
(in millions)
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, June 28, 2020	$14.9	122.5	$—	$1,537.9	$(0.5)	$(712.9)	$824.5
Stock-based compensation	—	—	—	5.0	—	—	5.0
Issuance of common stock for employee stock purchase plan and stock options	—	0.2	—	2.7	—	—	2.7
Restricted stock issued and related taxes	—	—	—	(0.1)	—	—	(0.1)
Issuance of common stock for cash	—	—	—	(0.1)	—	—	(0.1)
Net income	—	—	—	—	—	2.4	2.4
Other comprehensive income, net of tax	—	—	—	—	0.9	—	0.9
Balance, September 27, 2020	$14.9	122.7	$—	$1,545.4	$0.4	$(710.5)	$835.3

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, June 27, 2021	$14.6	123.8	$—	$1,563.1	$2.2	$(629.4)	$935.9
Stock-based compensation	—	—	—	6.4	—	—	6.4
Issuance of common stock for employee stock purchase plan and stock options	—	0.2	—	3.4	—	—	3.4
Restricted stock issued and related taxes	—	—	—	(0.6)	—	—	(0.6)
Net income (loss)	0.5	—	—	—	—	(2.4)	(2.4)
Other comprehensive loss, net of tax	—	—	—	—	(0.9)	—	(0.9)
Balance, September 26, 2021	$15.1	124.0	$—	$1,572.3	$1.3	$(631.8)	$941.8

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the nine months ended September 26, 2021 and September 27, 2020
(in millions)
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 29, 2019	$15.0	106.6	$—	$1,286.5	$(0.4)	$(712.0)	$574.1
Stock-based compensation	—	—	—	14.5	—	—	14.5
Issuance of common stock for employee stock purchase plan and stock options	—	0.4	—	5.3	—	—	5.3
Restricted stock issued and related taxes	—	0.2	—	(1.3)	—	—	(1.3)
Issuance of common stock for cash	—	15.5	—	240.4	—	—	240.4
Net income (loss)	(0.1)	—	—	—	—	1.5	1.5
Other comprehensive income, net of tax	—	—	—	—	0.8	—	0.8
Balance, September 27, 2020	$14.9	122.7	$—	$1,545.4	$0.4	$(710.5)	$835.3

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 27, 2020	$14.8	123.0	$—	$1,556.3	$1.4	$(632.4)	$925.3
Stock-based compensation	—	—	—	19.2	—	—	19.2
Issuance of common stock for employee stock purchase plan and stock options	—	0.4	—	5.9	—	—	5.9
Restricted stock issued and related taxes	—	0.6	—	(9.1)	—	—	(9.1)
Net income	0.3	—	—	—	—	0.6	0.6
Other comprehensive loss, net of tax	—	—	—	—	(0.1)	—	(0.1)
Balance, September 26, 2021	$15.1	124.0	$—	$1,572.3	$1.3	$(631.8)	$941.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	September 26, 2021	September 27, 2020
Operating activities:
Net income	$0.9	$1.4
Loss from discontinued operations	(1.1)	(0.8)
Income from continuing operations	2.0	2.2
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	19.4	18.5
Deferred income taxes	(0.7)	(0.3)
Amortization of lease right-of-use assets	6.7	7.3
Stock-based compensation	19.2	14.5
Amortization of deferred financing costs	0.7	0.7
Provision for (recovery of) doubtful accounts	(0.2)	0.2
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	10.1	6.4
Unbilled receivables	(12.2)	(12.3)
Inventoried costs	(6.8)	(4.8)
Prepaid expenses and other assets	(5.1)	(15.8)
Operating lease liabilities	(6.7)	(8.0)
Accounts payable	(10.5)	(1.7)
Accrued expenses	(6.0)	(4.9)
Accrued compensation	3.3	6.5
Accrued interest	4.8	4.8
Billings in excess of costs and earnings on uncompleted contracts	23.8	(2.7)
Income tax receivable and payable	(2.5)	(1.4)
Other liabilities	(4.7)	9.9
Net cash provided by operating activities from continuing operations	34.6	19.1
Investing activities:
Cash paid for acquisitions, net of cash acquired	(6.2)	(43.9)
Proceeds from insurance	4.5	—
Proceeds from sale of assets	—	0.1
Capital expenditures	(33.4)	(23.0)
Net cash used in investing activities from continuing operations	(35.1)	(66.8)
Financing activities:
Proceeds from the issuance of long-term debt	—	4.8
Proceeds from the issuance of common stock, net of issuance costs	—	240.4
Repayment of debt	(5.1)	(0.7)
Payments under finance leases	(0.7)	(0.5)
Payments of employee taxes withheld from share-based awards	(9.1)	(1.3)
Proceeds from shares issued under equity plans	5.9	5.3
Net cash provided by (used in) financing activities from continuing operations	(9.0)	248.0
Net cash flows of continuing operations	(9.5)	200.3
Net operating cash flows of discontinued operations	(1.1)	2.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.0)	0.4
Net increase (decrease) in cash, cash equivalents and restricted cash	(11.6)	202.8
Cash, cash equivalents and restricted cash at beginning of period	381.5	172.6
Cash, cash equivalents and restricted cash at end of period	$369.9	$375.4

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

(a)    Basis of Presentation

 The information as of September 26, 2021 and for the three and nine months ended September 26, 2021 and September 27, 2020 is unaudited. The condensed consolidated balance sheet as of December 27, 2020 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 27, 2020, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2021 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

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

(c)    Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year. The three month periods ended September 26, 2021 and September 27, 2020 consisted of 13-week periods. The nine month periods ended September 26, 2021 and September 27, 2020 consisted of 39-week periods. There are 52 calendar weeks in the fiscal years ending on December 26, 2021 and December 27, 2020.

(d)    Accounting Estimates

There have been no significant changes in the Company’s accounting estimates for the nine months ended September 26, 2021 as compared to the accounting estimates described in the Form 10-K.

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

(f)    Fair Value of Financial Instruments

The carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at September 26, 2021 and December 27, 2020 are presented in Note 10. The carrying value of all other financial instruments, including cash equivalents, accounts receivable, unbilled receivables, accounts payable, accrued expenses, billings in excess of cost and earnings on uncompleted contracts, income taxes payable and short-term debt, approximated their estimated fair values at September 26, 2021 and December 27, 2020 due to the short-term nature of these instruments.

Note 2. Acquisitions

Technical Directions, Inc.

On February 24, 2020, the Company acquired Technical Directions, Inc. (“TDI”), a turbine technology company focused on tactical unmanned aerial drones, missile and other systems for approximately $10.5 million in cash, subject to adjustments for transaction expenses, indebtedness, cash on hand, and post-closing working capital adjustments. Working capital adjustments of $0.3 million were settled in the third quarter of 2020. The operating results of the acquisition have been included in the Company’s results of operations from the effective acquisition date. Had the acquisition occurred as of December 30, 2019, net sales, net income from consolidated operations, net income attributable to Kratos, and basic and diluted net income per share attributable to Kratos on a pro forma basis for the nine months ended September 27, 2020 would not have been materially different than the reported amounts. TDI is included in the Kratos Unmanned Systems (“US”) segment.

Optimized Performance Machining, Inc.

On April 17, 2020, the Company acquired Optimized Performance Machining, Inc. (“OPM”), a company that primarily operates in the industrial machinery and equipment repair business industry for approximately $1.8 million in cash, subject to adjustments for transaction expenses, indebtedness, cash on hand, and post-closing working capital adjustments. Working capital adjustments of $0.03 million were settled in the third quarter of 2020. The operating results of the acquisition have been included in the Company’s results of operations from the effective acquisition date. Had the acquisition occurred as of December 30, 2019, net sales, net income from consolidated operations, net income attributable to Kratos, and basic and diluted net income per share attributable to Kratos on a pro forma basis for the nine months ended September 27, 2020 would not have been materially different than the reported amounts. OPM is included in the Kratos US segment.

CPI ASC Signal Division, Inc.

On June 15, 2020, Kratos Integral Holdings, LLC entered into a Stock Purchase Agreement to acquire CPI ASC Signal Division, Inc. (“ASC Signal”) from Communications & Power Industries LLC for approximately $35 million in cash, subject to adjustments for transaction expenses, indebtedness, cash on hand, and working capital adjustments. ASC Signal is a manufacturer of high-performance, highly engineered antenna systems for satellite communications, radar, electronic warfare, and high frequency applications. On June 30, 2020, the acquisition was completed following the satisfaction of all closing conditions, including receipt of regulatory approval from all required government authorities. The adjustments for transaction expenses, indebtedness, cash on hand and working capital were settled by the parties in January 2021, resulting in a net payment due to the Company of approximately $1.4 million. ASC Signal is included in the Kratos Space, Training and Cyber, Division of the Kratos Government Solutions (“KGS”) segment.

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

The amounts of revenue and operating income of ASC Signal included in the Company’s condensed consolidated statement of operations for the nine months ended September 26, 2021 were $28.7 million and $1.0 million, respectively.

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

5-D Systems, Inc.

On November 18, 2020, the Company acquired 5-D Systems, Inc. (“5-D Systems”), a leading National Security Solutions provider and industry-leading provider of high-performance, jet-powered unmanned aerial systems for an aggregate of approximately $10.0 million. The purchase price was $5.0 million in cash, subject to adjustments for transaction expenses, indebtedness, cash on hand, and post-closing working capital adjustments, and 250,374 shares of common stock (with a value of approximately $5.0 million). The allocation of the total consideration for this acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocations to be material to the Company's consolidated financial statements. The operating results of the acquisition have been included in the Company’s results of operations from the effective acquisition date. Had the acquisition occurred as of December 30, 2019, net sales, net income from consolidated operations, net income attributable to Kratos, and basic and diluted net income per share attributable to Kratos on a pro forma basis for nine months ended September 27, 2020 would not have been materially different than the reported amounts. 5-D Systems is included in the Kratos US segment.

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

Remaining Performance Obligations

The Company calculates revenues from remaining performance obligations as the dollar value of the remaining performance obligations on executed contracts. On September 26, 2021, the Company had approximately $839.1 million of remaining performance obligations. The Company expects to recognize approximately 24% of the remaining performance obligations as revenue in 2021, an additional 44% in 2022, and the balance thereafter.

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

As a result of the EAC process, any quarterly adjustments to revenues, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if it is determined the Company will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if it is determined the Company will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could affect the profitability of one or more of the Company’s contracts. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined. No cumulative catch-up adjustment on any one contract was material to the Company’s unaudited condensed consolidated financial statements for the three and nine-month periods ended September 26, 2021, and September 27, 2020. Likewise, total cumulative catch-up adjustments were not material for the three and nine-month periods ended September 26, 2021, and September 27, 2020.

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

Net contract assets and liabilities are as follows (in millions):

	September 26, 2021	December 27, 2020	Net Change
Contract assets	$189.3	$177.0	$12.3
Contract liabilities	$57.7	$34.0	$23.7
Net contract assets	$131.6	$143.0	$(11.4)

Contract assets increased $12.3 million during the nine months ended September 26, 2021, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations for which the Company has not yet billed the customers. There were no significant impairment losses related to any receivables or contract assets arising from the Company’s contracts with customers during the nine months ended September 26, 2021. Contract liabilities increased $23.7 million during the nine months ended September 26, 2021, primarily due to payments received in excess of revenue recognized on these performance obligations. For the three and nine months ended September 26, 2021 the Company recognized revenue of $1.8 million and $24.6 million, respectively, that was previously included in the contract liabilities that existed at December 27, 2020. For the three and nine months ended September 27, 2020 the Company recognized revenue of $3.5 million and $23.5 million, respectively, that was previously included in the contract liabilities that existed at December 29, 2019.

In November 2019, a large training solutions program was terminated for convenience (“T for C”) by the customer. Under a T for C, a contractor is entitled to seek specified costs through a termination settlement process including (1) the contract price for completed supplies and services accepted by the government but not previously paid for; (2) the cost incurred in the performance of work terminated plus a reasonable profit on those costs; and (3) its costs incurred in settling with subcontractors and preparing and settling the termination proposal. Under a T for C, the Company would not be able to collect the total withheld amounts until the settlement terms of the T for C have been negotiated and agreed to with the customer. At September 26, 2021, approximately $8.2 million in unbilled receivables remained outstanding on this project. In addition, the Company is currently in dispute with an international customer in the US segment over approximately $10.0 million in unbilled receivables outstanding as of September 26, 2021. The dispute with the international customer concerns the completion of certain system requirements and certain contractual milestones. The Company alleges breach of contract, as well as other claims against the customer, and seeks damages and other equitable relief. The customer has asserted counterclaims seeking liquidated damages and additional relief. Management has evaluated the present facts of the matters and performed a reassessment of the contractual amounts due and has determined that no adjustment to previously recognized revenue, or the corresponding unbilled receivables, is necessary at September 26, 2021.

Disaggregation of Revenue

The following series of tables presents the Company’s revenue disaggregated by several categories. For the majority of contracts, revenue is recognized over time as work is performed on the contract. Revenue by contract type was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Kratos Government Solutions
Fixed price	$109.8	$113.3	$316.4	$315.9
Cost plus fee	19.6	27.7	76.2	62.9
Time and materials	9.9	7.5	29.8	25.0
Total Kratos Government Solutions	139.3	148.5	422.4	403.8
Unmanned Systems
Fixed price	41.2	39.6	114.8	95.5
Cost plus fee	19.6	12.9	60.9	39.8
Time and materials	0.5	1.0	1.8	2.2
Total Unmanned Systems	61.3	53.5	177.5	137.5
Total Revenues	$200.6	$202.0	$599.9	$541.3

Revenue by customer was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Kratos Government Solutions
U.S. Government (1)	$86.4	$98.7	$270.8	$273.4
International (2)	34.9	34.5	102.4	87.4
U.S. Commercial and other customers	18.0	15.3	49.2	43.0
Total Kratos Government Solutions	139.3	148.5	422.4	403.8
Unmanned Systems
U.S. Government (1)	57.3	46.6	161.3	125.4
International (2)	3.6	6.5	15.4	11.4
U.S. Commercial and other customers	0.4	0.4	0.8	0.7
Total Unmanned Systems	61.3	53.5	177.5	137.5
Total Revenues	$200.6	$202.0	$599.9	$541.3
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

Note 4. Discontinued Operations

On February 28, 2018, the Company entered into a Stock Purchase Agreement to sell the operations of Kratos Public Safety & Security Solutions, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“PSS”), to Securitas Electronic Security, Inc., a Delaware corporation (“Buyer”). On June 11, 2018, the Company completed the sale of all of the issued and outstanding capital stock of PSS to Buyer for a purchase price of $69 million in cash, subject to a closing net working capital adjustment (the “Transaction”). To date, the Company has received approximately $70 million of aggregate net cash proceeds from the Transaction, after taking into account amounts that were paid by the Company pursuant to a negotiated transaction services agreement between the Company and the Buyer, receipt of approximately $6.9 million in net working capital retained by the Company, and associated transaction fees and expenses, excluding the impact of the final settlement and determination of the closing net working capital adjustment. The Company and the Buyer are currently in a dispute regarding the closing net working capital adjustment. The amount in dispute is approximately $8 million. The Company has recorded an approximate net break-even on the sale of the PSS business which includes the aggregate net proceeds described above that have been collected, excluding the impact of the final settlement and determination of the closing net working capital adjustment. The resolution of the ongoing dispute will be recorded in future periods when resolved.

Note 5. Goodwill and Intangible Assets

(a)    Goodwill

    The carrying amounts of goodwill as of September 26, 2021 and December 27, 2020 by reportable segment are as follows (in millions):

	As of September 26, 2021
	KGS	US	Total
Gross value	$609.6	$127.4	$737.0
Less accumulated impairment	239.5	13.8	253.3
Net	$370.1	$113.6	$483.7

	As of December 27, 2020
	KGS	US	Total
Gross value	$609.6	$127.6	$737.2
Less accumulated impairment	239.5	13.8	253.3
Net	$370.1	$113.8	$483.9

(b)    Purchased Intangible Assets

The following table sets forth information for finite-lived and indefinite-lived intangible assets (in millions):

	As of September 26, 2021			As of December 27, 2020
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$75.3	$(57.1)	$18.2	$75.3	$(55.7)	$19.6
Contracts and backlog	33.4	(32.7)	0.7	33.4	(31.0)	2.4
Developed technology and technical know-how	29.9	(25.7)	4.2	29.9	(25.3)	4.6
Trade names	2.0	(2.0)	—	2.0	(1.9)	0.1
In-process research and development	9.4	(0.1)	9.3	9.4	—	9.4
Total finite-lived intangible assets	150.0	(117.6)	32.4	150.0	(113.9)	36.1
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$156.9	$(117.6)	$39.3	$156.9	$(113.9)	$43.0

Consolidated amortization expense related to intangible assets subject to amortization was $1.1 million and $1.7 million for the three months ended September 26, 2021 and September 27, 2020, respectively, and $3.7 million and $5.4 million for the nine months ended September 26, 2021 and September 27, 2020, respectively.

Note 6. Inventoried Costs

Inventoried costs, consisted of the following components (in millions):

	September 26, 2021	December 27, 2020
Raw materials	$55.2	$47.3
Work in process	31.1	30.1
Finished goods	4.6	3.8
Total inventoried costs	$90.9	$81.2

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

Shares from stock options and awards, excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive, were 0.2 million for the three months ended September 26, 2021.

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

    The components of lease expense were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Amortization of right of use assets - finance leases	$0.6	$0.6	$1.7	$1.6
Interest on lease liabilities - finance leases	0.7	0.6	2.0	1.9
Operating lease cost	2.6	2.7	8.3	9.1
Short-term lease cost	0.2	0.2	0.6	0.6
Variable lease cost (cost excluded from lease payments)	—	—	0.1	0.1
Sublease income	—	(0.1)	(0.1)	(1.1)
Total lease cost	$4.1	$4.0	$12.6	$12.2

The components of leases on the balance sheet were as follows (in millions):

	September 26, 2021	December 27, 2020
Operating Leases:
Operating lease right-of-use assets	$38.8	$42.9
Current portion of operating lease liabilities	$9.2	$8.9
Operating lease liabilities, net of current portion	$34.0	$38.6
Finance leases:
Property, plant and equipment, net	$39.6	$36.5
Other current liabilities	$1.2	$0.9
Other long-term liabilities	$43.5	$38.8

Cash paid for amounts included in the measurement of lease liabilities was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Finance lease - cash paid for interest	$0.7	$0.6	$2.0	$1.9
Finance lease - financing cash flows	$0.3	$0.2	$0.7	$0.5
Operating lease - operating cash flows (fixed payments)	$2.9	$2.9	$8.7	$10.2

Other supplemental noncash information (in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Operating lease liabilities arising from obtaining right-of-use assets	$2.2	$3.8	$4.1	$4.8
Finance lease liabilities arising from obtaining right-of-use assets	$5.8	$0.8	$5.8	$1.2

			September 26, 2021	September 27, 2020
Weighted-average remaining lease term (in years):
Operating leases			4.88	5.36
Finance leases			16.38	18.01

Weighted-average discount rate:
Operating leases			6.50%	6.50%
Finance leases			6.51%	6.52%

The maturity of lease liabilities is (in millions):

	Operating Leases	Finance Leases
2021 (1)	$3.0	$1.0
2022	11.4	4.1
2023	10.9	4.1
2024	8.9	4.2
2025	7.3	4.2
Thereafter	9.0	57.1
Total lease payments	50.5	74.7
Less: imputed interest	(7.3)	(30.0)
Total present value of lease liabilities	$43.2	$44.7
(1) Excludes the nine months ended September 26, 2021.

Note 9. Income Taxes

A reconciliation of the total income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate of 21% to income from continuing operations before income taxes for the three and nine months ended September 26, 2021 and September 27, 2020 is as follows (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Income tax expense at federal statutory rate	$1.0	$1.6	$0.3	$0.8
State and foreign taxes, net of federal tax benefit and valuation allowance	2.1	1.9	0.6	1.2
Release of valuation allowance due to acquisitions	—	(0.1)	—	(1.0)
Nondeductible expenses and other	3.2	2.5	1.0	1.2
Impact of deferred tax liabilities for indefinite-lived assets	—	1.1	—	0.5
Increase in reserves for uncertain tax positions	0.4	2.2	0.5	1.2
Stock compensation - excess tax benefits	(0.1)	—	(2.7)	—
Federal impact of research & development tax credits	(0.9)	—	(0.3)	—
Decrease in federal valuation allowance	—	(4.2)	—	(2.1)
Provision (benefit) for income taxes from continuing operations	$5.7	$5.0	$(0.6)	$1.8

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
In assessing the Company’s ability to realize deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. In making this assessment, the Company has concluded that positive evidence continues to outweigh the negative evidence as of September 26, 2021.
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
For the nine months ended September 26, 2021, there was no impact of such limitations on the income tax provision, since the amount of taxable income did not exceed the annual limitation amount. However, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOLs or other tax attributes may be further limited.
The Company is subject to taxation in the U.S. and various state and foreign tax jurisdictions. The Company’s tax years for 2000 and later are subject to examination by the U.S. and state tax authorities due to the existence of the NOL carryforwards. Generally, the Company’s tax years for 2015 and later are subject to examination by various foreign tax authorities as well.
As of December 27, 2020, the Company had $25.4 million of unrecognized tax benefits that, if recognized, would impact the Company’s effective income tax rate. During the nine months ended September 26, 2021 unrecognized tax benefits increased by $0.1 million relating to various current year tax positions.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the nine months ended September 26, 2021 and September 27, 2020, the Company recorded an expense for interest and penalties of $0.5 million and $0.3 million, respectively. For the nine months ended September 26, 2021 and September 27, 2020, there was no material benefit recorded related to the removal of interest and penalties. The Company believes that it is reasonably possible that as much as $0.3 million of the liabilities for uncertain tax positions will expire within the next twelve months due to the expiration of various applicable statutes of limitations.

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

The Indenture contains covenants limiting, among other things, the Company’s ability and the Subsidiary Guarantors’ ability to: (a) pay dividends on or make distributions or repurchase or redeem the Company’s capital stock or make other restricted payments; (b) incur additional debt and guarantee debt; (c) prepay, redeem or repurchase certain debt; (d) issue certain preferred stock or similar equity securities; (e) make loans and investments; (f) sell assets; (g) incur liens; (h) consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; (i) enter into transactions with affiliates; and (j) enter into agreements restricting the Company’s ability and certain of its subsidiaries’ ability to pay dividends. These covenants are subject to a number of exceptions. As of September 26, 2021, the Company was in compliance with the covenants contained in the Indenture governing the 6.5% Notes.

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

As of September 26, 2021, there was $300.0 million of 6.5% Notes outstanding.

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

As of September 26, 2021, there were no borrowings outstanding on the Credit Agreement and $6.6 million was outstanding on letters of credit, resulting in net borrowing base availability of $62.6 million. The Company was in compliance with the financial covenants of the Credit Agreement and its amendments as of September 26, 2021.

Israel Debt

During August 2020, the Company entered into two 5-year term loans with two banks in Israel representing an aggregate principal amount of approximately $5.1 million. These loans were subsidized by the State of Israel as part of a COVID-19 relief package with interest at Israeli NIS prime interest, plus a margin of 1.5%. The first year of interest was paid by the State of Israel with subsequent interest and principal payments due monthly, commencing in August 2021. The Company repaid the outstanding balances of these loans in August 2021.

5-D Systems Loan

In connection with the acquisition of 5-D Systems, the Company assumed a loan in the amount of approximately $0.5 million with an interest rate of 1.0% that had been obtained under the Small Business Administration Paycheck Protection Program as part of a COVID-19 relief package. Payment of interest and principal was due monthly with the balance due in April 2022. The sellers of 5-D Systems applied for forgiveness of this loan and the application was accepted and the loan was forgiven in July 2021.

Fair Value of Long-term Debt

Carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at September 26, 2021 and December 27, 2020 are presented in the following table:

	As of September 26, 2021			As of December 27, 2020
$ in millions	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Total long-term debt including current portion	$300.0	$296.5	$310.5	$305.6	$301.5	$319.6

The fair value of the Company’s long-term debt was based upon actual trading activity (Level 1, Observable inputs -quoted prices in active markets).

 As of September 26, 2021, the difference between the carrying amount of $296.5 million and the principal amount of $300.0 million presented in the table above is the unamortized debt issuance costs of $3.5 million, which are being accreted to interest expense over the term of the related debt. As of December 27, 2020, the difference between the carrying amount of $301.5 million and the principal amount of $305.6 million presented in the above table also related to the same unamortized debt issuance costs of $4.1 million.

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

 Revenues, depreciation and amortization, and operating income generated by the Company’s reportable segments for the three and nine month periods ended September 26, 2021 and September 27, 2020 are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Revenues:
Kratos Government Solutions
Service revenues	$50.5	$67.6	$163.3	$194.1
Product sales	88.8	80.9	259.1	209.7
Total Kratos Government Solutions	139.3	148.5	422.4	403.8
Unmanned Systems
Service revenues	1.1	—	3.6	—
Product sales	60.2	53.5	173.9	137.5
Total Unmanned Systems	61.3	53.5	177.5	137.5
Total revenues	$200.6	$202.0	$599.9	$541.3
Depreciation & amortization:
Kratos Government Solutions	$4.3	$4.5	$13.2	$13.6
Unmanned Systems	1.8	1.7	6.2	4.9
Total depreciation and amortization	$6.1	$6.2	$19.4	$18.5
Operating income from continuing operations:
Kratos Government Solutions	$14.6	$14.1	$27.6	$31.1
Unmanned Systems	2.6	3.7	10.9	5.2
Corporate activities	(6.7)	(5.1)	(19.8)	(16.0)
Total operating income from continuing operations	$10.5	$12.7	$18.7	$20.3

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

The Company adjusts the carrying value of such redeemable noncontrolling interest based on an allocation of subsidiary earnings based on ownership interest. Redeemable noncontrolling interest is recorded outside of permanent equity at the higher of its carrying value or management’s estimate of the amount (the “Redemption Amount”) that the Company could be required to pay in connection with the Put Right. Adjustments to the Redemption Amount will have a corresponding effect on net income per share attributable to Kratos shareholders. As of September 26, 2021, no adjustment of the carrying value of the redeemable noncontrolling interest was required.

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

Note 14. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales contracted through the U.S. Government, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $143.7 million and $145.3 million, or 72% and 72% of total Kratos revenue, for the three months ended September 26, 2021 and September 27, 2020, respectively, and $432.1 million and $398.8 million, or 72% and 74% of total Kratos revenue, for the nine months ended September 26, 2021 and September 27, 2020, respectively.

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

Industry Update

In May 2021, the Biden administration released a $6.011 trillion federal budget proposal for the U.S. Government’s 2022 fiscal year (“FY”) that begins on October 1, 2021, The budget proposal, includes $753 billion in National Security funding, an increase of 1.6 percent over FY 2021, of which $715 billion is for the DoD. The 2022 National Security request amounts to a slight decrease for the Pentagon when adjusted for inflation, and is also slightly below the previous administration’s $722 billion FY 2022 request for the DoD. This is the first budget over the past decade that is not restricted by the discretionary spending caps under the Budget Control Act of 2011. The FY 2022 proposal also ends the “off-budget” funding pool known as the Overseas Contingency Operations, or OCO, account. A five-year Future Years Defense Program strategic priority spending plan that is typically submitted annually along with that year’s annual budget request, has not been submitted at this time. The FY 2022 National Security budget includes a focus on research and development for new technologies to address peer and near peer threats, including specifically China. The FY 2022 budget request prioritizes defense research and development, test and evaluation funding to invest in breakthrough technologies that are also focused on innovation and the development of next generation defense capabilities. The FY 2022 budget request also supports the DoD’s plan to divest legacy systems and programs in order to redirect the related resources to innovation, new technology and new programs, platforms and systems.

The budget environment, including COVID-19 spending increases proposed by the Biden administration, and uncertainty surrounding the debt ceiling and the appropriations process, remain significant short and long-term risks. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the Administration and Congress. To avert a government shutdown, on September 30, 2021, one day before the start of the U.S. Government’s FY 2022, President Biden signed H.R. 5305,a Continuing Resolution, (“CR” ) into law. The CR continues funding of most current programs and activities at FY 2021 government funding levels through December 3, 2021, i.e. a Continuing Resolution Authorization (“CRA”). While a CRA temporarily allows continued funding of contracts and programs at prior fiscal year levels, a CRA also restricts new contract and program starts and restricts planned increases on existing production and other contracts, presenting resource allocation challenges for the Government customer and placing limitations on future planned program budgets. On October 14, 2021 President Biden signed legislation temporarily raising the U.S. Government’s borrowing limits by $480 Billion. The increase in borrowing limit is expected to keep the US Federal Government funded through early December, 2021. If an annual appropriations bill for fiscal 2022 is not timely enacted, we may face another government shutdown of unknown duration. If a prolonged CRA and/or government shutdown of the DoD were to occur, it could result in program cancellations, disruptions and/or stop work orders and could limit the U.S. Government’s ability to effectively progress programs and to make timely payments, and our ability to perform on our U.S. Government contracts and successfully compete for new work.

We believe continued budget pressures, CRAs, Federal Government debt ceiling issues, or Federal Government shutdowns would have serious negative consequences for the security of our country, the defense industrial base, including the Company and the customers, employees, suppliers, investors, and communities that rely on companies in the defense industrial base. It is likely budget and program decisions made in such an uncertain environment would have long-term implications for our Company and the entire defense industry.

Additionally, funding for certain programs in which we currently participate may be reduced, delayed or cancelled, and budget uncertainty or funding cuts globally could adversely affect the viability of our partners, teammates, subcontractors and suppliers, and our employee base. While we believe that our business is well-positioned in areas that the DoD and other customers indicate are priorities for future defense spending, including in the 2018 and 2020 National Defense Strategy documents, the short and long-term impact of federal budgetary uncertainty, CRAs, the BCA or similar budgetary restrictions or limitations, other defense spending cuts, challenges in the appropriations process, the debt ceiling and the ongoing fiscal debates remain uncertain. Such a challenging federal and DoD budgetary environment may negatively impact our business and programs and could have a material adverse effect on our forecasts, estimates, financial position, results of operations and/or cash flows.

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

We are a company operating in a “critical infrastructure industry”, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we currently continue to operate, including our international operations. Notwithstanding our continued operations, COVID-19 has had and is currently expected to continue to have negative impacts on certain of our operations, supply chain, vendors, transportation networks and customers, which have reduced certain of our sales and our margins, including as a result of preventative and precautionary measures that we, our suppliers, other businesses and governments are taking. The COVID-19 outbreak is a widespread public health crisis that is adversely affecting the economies and financial markets globally. Any resulting economic downturn could adversely affect demand for our products. The progression of this matter could also negatively impact our business or results of operations through the temporary closure of our operating locations or those of our customers or suppliers.

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

Since the end of the first quarter of 2020, COVID-19 has continued to impact our customers, markets and operations, including supply chain disruptions, delays of certain supplier deliveries, difficulties gaining access to certain locations, difficulties gaining access to customers, including instances related to previously scheduled drone and rocket system flights, demonstrations and exercises, and decreased demand requirements of certain of our commercial aero, power and satcom customers. Importantly, COVID-19 customer and contractor-related travel and social distancing restrictions have delayed a number of our target drone, tactical drone and rocket system programs, missions and exercises. The extent to which COVID-19 may further impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. Notably, a new Delta variant of COVID-19, which appears to be the most transmissible variant to date, has begun to spread globally. The impact of the Delta variant, or any additional or new variants, cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant and the response by governmental bodies and regulators.

While we currently do not expect this matter to have a material impact on our results of operations, cash flows and financial position, the current level of uncertainty over the economic, business and operational impacts of COVID-19, including the impact on vendor and supply chain and other resources, means the related financial impact cannot be reasonably estimated at this time. Our Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect estimates and assumptions made by management as of September 26, 2021. Events and changes in circumstances arising after September 26, 2021, including those resulting from the continuing impacts of COVID-19, will be reflected in management’s estimates for future periods.

On September 9, 2021 President Biden signed an Executive Order requiring all employees of federal contractors to be fully vaccinated for COVID-19 by December 8, 2021, unless exempted for certain limited medical or religious exceptions. The Company is endeavoring to comply with this Executive Order, which also applies to substantially all of the Company’s employees, vendors, suppliers, partners, customers, subcontractors and consultants. At this time, the Company does not believe that the Biden Executive Order will have a material impact on our results of operations, cash flows and financial position. However, if the Executive Order were to result in significant attrition of our employees, or similar disruptions to the Company’s supply chain, such matters could have an adverse impact on our Revenues or Costs.

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

Comparison of Results for the Three Months Ended September 26, 2021 to the Three Months Ended September 27, 2020

Revenues.  Revenues by operating segment for the three months ended September 26, 2021 and September 27, 2020 are as follows (dollars in millions):

	September 26, 2021	September 27, 2020	$ change	% change
Kratos Government Solutions
Service revenues	$50.5	$67.6	$(17.1)	(25.3)%
Product sales	88.8	80.9	7.9	9.8%
Total Kratos Government Solutions	139.3	148.5	(9.2)	(6.2)%
Unmanned Systems
Service revenues	1.1	$—	$1.1	—%
Product sales	60.2	53.5	6.7	12.5%
Total Unmanned Systems	61.3	53.5	7.8	14.6%
Total revenues	$200.6	$202.0	$(1.4)	(0.7)%

Total service revenues	$51.6	$67.6	$(16.0)	(23.7)%
Total product sales	149.0	134.4	14.6	10.9%
Total revenues	$200.6	$202.0	$(1.4)	(0.7)%

Revenues decreased $1.4 million to $200.6 million for the three months ended September 26, 2021 from $202.0 million for the three months ended September 27, 2020. Revenues in our KGS segment decreased $9.2 million primarily due to a $6.2 million reduction of legacy government services revenues, a $5.5 million reduction related to an international training contract and decreases in our C5ISR and microwave electronics businesses of approximately $7.1 million, offset partially by increases in our space and satellite communications businesses, including the CPI ASC Signal Division, Inc. (“ASC Signal”) acquired business, of approximately $10.7 million. Revenues in our US segment increased $7.8 million to $61.3 million for the three months ended September 26, 2021, primarily due to work performed on our AFSAT 167 production contracts and Valkyrie programs.

Product sales increased $14.6 million to $149.0 million for the three months ended September 26, 2021 from $134.4 million for the three months ended September 27, 2020, primarily as a result of increased production in our US segment and our space and satellite business, as well as higher turbine technologies product sales (which were partially offset by lower turbine technologies service revenue). As a percentage of total revenue, product sales were 74.3% for the three months ended September 26, 2021 as compared to 66.5% for the three months ended September 27, 2020. Service revenues decreased by $16.0 million to $51.6 million for the three months ended September 26, 2021 from $67.6 million for the three months ended September 27, 2020. The decrease was primarily related to lower revenues in our legacy government services business, training solutions and commercial turbine technologies service revenue as noted above.

Cost of Revenues.  Cost of revenues decreased $4.9 million to $140.0 million for the three months ended September 26, 2021 from $144.9 million for the three months ended September 27, 2020. The decrease in cost of revenues was primarily a result of the decrease in revenues.

Gross margin increased to 30.2% for the three months ended September 26, 2021 from 28.3% for the three months ended September 27, 2020. Margins on services increased to 31.2% for the three months ended September 26, 2021 from 25.3% for the three months ended September 27, 2020, due primarily to a more favorable mix of revenues. Margins on products increased to 29.9% for the three months ended September 26, 2021 from 29.8% for the three months ended September 27, 2020. Margins in the KGS segment increased to 34.3% for the three months ended September 26, 2021 from 30.7% for the three months ended September 27, 2020, primarily due to a more favorable mix of revenues. Margins in the US segment decreased to 20.9% for the three months ended September 26, 2021 from 21.5% for the three months ended September 27, 2020, primarily due to a less favorable mix of products produced and shipped in the three months ended September 26, 2021.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expense increased $5.5 million to $41.8 million for the three months ended September 26, 2021 from $36.3 million for the three months ended September 27, 2020. As a percentage of revenues, SG&A increased to 20.8% at September 26, 2021 from 18.0% at September 27, 2020. Included in SG&A was an increase of $1.4 million of stock compensation expense from $5.0 million for the three months ended September 27, 2020 to $6.4 million for the three months ended September 26, 2021.

Research and Development (“R&D”) Expenses.  R&D expenses increased $0.3 million to $8.0 million for the three months ended September 26, 2021 from $7.7 million for the three months ended September 27, 2020. As a percentage of revenues, R&D increased to 4.0% for the three months ended September 26, 2021 from 3.8% for the three months ended September 27, 2020. R&D expenses are made by the Company, typically in conjunction with our customers, for the Company to achieve a “first to market” position with our products or technology. We also invest in R&D expenses to achieve market leading “designed in” positions on major programs, platforms or systems.

Restructuring Expenses and Other. Restructuring expenses and other decreased to $0.0 million from $0.3 million for the three months ended September 26, 2021 and September 27, 2020, respectively.

Total Other Expense, Net.  Total other expense, net increased to $5.9 million from $5.1 million for the three months ended September 26, 2021 and September 27, 2020, respectively.

Provision for Income Taxes from Continuing Operations. The income tax expense from continuing operations for the three months ended September 26, 2021 and September 27, 2020 was $5.7 million and $5.0 million, respectively. For the three months ended September 26, 2021, the income tax expense was a function of the estimated effective tax rate for the year. The estimated effective tax rate is driven by estimated foreign taxes, estimated federal and state taxes, permanent book/tax differences, and the projected income or loss for the year.

Loss from Discontinued Operations. The loss from discontinued operations was $0.8 million for the three months ended September 26, 2021, primarily reflecting costs related to the ongoing closing working capital dispute with the buyer of the Kratos Public Safety & Security Solutions, Inc. (“PSS”) business and $0.2 million for the three months ended September 27, 2020.

Comparison of Results for the Nine Months Ended September 26, 2021 to the Nine Months Ended September 27, 2020

Revenues. Revenues by operating segment for the nine months ended September 26, 2021 and September 27, 2020 are as follows (dollars in millions):

	September 26, 2021	September 27, 2020	$ change	% change
Kratos Government Solutions
Service revenues	$163.3	$194.1	$(30.8)	(15.9)%
Product sales	259.1	209.7	49.4	23.6%
Total Kratos Government Solutions	422.4	403.8	18.6	4.6%
Unmanned Systems
Service revenues	3.6	—	3.6	—%
Product sales	173.9	137.5	36.4	26.5%
Total Unmanned Systems	177.5	137.5	40.0	29.1%
Total revenues	$599.9	$541.3	$58.6	10.8%

Total service revenues	$166.9	$194.1	$(27.2)	(14.0)%
Total product sales	433.0	347.2	85.8	24.7%
Total revenues	$599.9	$541.3	$58.6	10.8%

Revenues increased $58.6 million to $599.9 million for the nine months ended September 26, 2021 from $541.3 million for the nine months ended September 27, 2020. Revenues in our KGS segment increased $18.6 million, primarily due to the increase in revenue of approximately $18.6 million from ASC Signal, which we acquired in June 2020. Also included in the KGS segment are increased revenues in our space and satellite business (excluding ASC Signal) of $19.1 million, offset by reductions in our training business of $16.7 million and reductions of $2.2 million in our C5ISR business. Revenues in our US segment increased $40.0 million to $177.5 million for the nine months ended September 26, 2021 primarily due to work performed on our SSAT 177, AFSAT 167 and Valkyrie programs, and due to contributions of approximately $3.6 million from the 5-D Systems, Inc. (“5-D Systems”) acquisition.

Product sales increased $85.8 million to $433.0 million for the nine months ended September 26, 2021 from $347.2 million for the nine months ended September 27, 2020, primarily as a result of increased production activity in our US segment, microwave products, space and satellite business, including the ASC Signal acquisition, and higher turbine technologies product sales (which were offset by lower commercial turbine technologies service revenue). As a percentage of total revenue, product sales were 72.2% for the nine months ended September 26, 2021 as compared to 64.1% for the nine months ended September 27, 2020. Service revenues decreased by $27.2 million to $166.9 million for the nine months ended September 26, 2021 from $194.1 million for the nine months ended September 27, 2020. The decrease was primarily related to lower turbine technologies service revenue (which was offset by higher turbine technologies product sales as noted above), reductions in our training solutions business, as well as impacts resulting from COVID-19.

Cost of Revenues. Cost of revenues increased $43.9 million to $436.3 million for the nine months ended September 26, 2021 from $392.4 million for the nine months ended September 27, 2020. The increase in cost of revenues was primarily a result of the increase in product sales discussed above.

Gross margin decreased to 27.3% for the nine months ended September 26, 2021 from 27.5% for the nine months ended September 27, 2020. Margins on services increased to 28.5% for the nine months ended September 26, 2021 from 26.9% for the nine months ended September 27, 2020. Margins on product sales decreased to 26.8% for the nine months ended September 26, 2021 from 27.9% for the nine months ended September 27, 2020, primarily due to a less favorable mix of certain programs with an increase in developmental programs. Margins in the KGS segment remained the same at 29.9% for the nine months ended September 26, 2021 and September 27, 2020. Margins in the US segment increased to 21.1% for the nine months ended September 26, 2021 from 20.6% for the nine months ended September 27, 2020, primarily due to a more favorable mix of products produced and shipped during the nine months ended September 26, 2021.

SG&A Expenses. SG&A expense was $117.9 million for the nine months ended September 26, 2021 and $107.2 million for the nine months ended September 27, 2020. As a percentage of revenues, SG&A decreased to 19.7% at September 26, 2021 from 19.8% at September 27, 2020. Included in SG&A was an increase of $4.7 million of stock compensation expense from $14.5 million for the nine months ended September 27, 2020 to $19.2 million for the nine months ended September 26, 2021.

R&D Expenses. R&D expenses were $26.2 million for the nine months ended September 26, 2021 and $19.4 million for the nine months ended September 27, 2020, with the primary increases in expenses being in our space and satellite communications business. As a percentage of revenues, R&D increased to 4.4% for the nine months ended September 26, 2021 from 3.6% for the nine months ended September 27, 2020.

Restructuring Expenses and Other. Restructuring expenses and other decreased to $0.2 million for the nine months ended September 26, 2021 from $0.5 million for the nine months ended September 27, 2020. These expenses are primarily employee termination costs related to personnel reduction actions taken in each period.

Total Other Expense, Net. Total other expense, net, increased to $17.3 million from $16.3 million for the nine months ended September 26, 2021 and September 27, 2020, respectively.

Provision (Benefit) for Income Taxes from Continuing Operations. The income tax benefit from continuing operations for the nine months ended September 26, 2021 was $0.6 million and the income tax expense from continuing operations for the nine months ended September 27, 2020 was $1.8 million. For the nine months ended September 26, 2021, a $2.7 million tax benefit was recorded resulting from the federal and state impact of stock-based compensation related to restricted stock units. The remaining $2.1 million expense was a function of the estimated effective tax rate for the year. The estimated effective tax rate is driven by estimated foreign taxes, estimated federal and state taxes, permanent book/tax differences, and the projected income or loss for the year.

Loss from Discontinued Operations. The loss from discontinued operations was $1.1 million for the nine months ended September 26, 2021 and $0.8 million for the nine months ended September 27, 2020, primarily reflecting the work performed in relation to outstanding tasks on legacy projects retained by us following the sale of PSS, as well as costs related to the ongoing closing net working capital adjustment dispute with the buyer of the PSS business.

Backlog

On September 26, 2021, we had approximately $839.1 million of total backlog, of which $618.0 million was funded. We expect to recognize approximately 24% of the remaining total backlog as revenue in 2021, an additional 44% in 2022 and the balance thereafter. Our comparable total backlog balance as of September 27, 2020, was approximately $873.1 million of which $579.3 million was funded.

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

Liquidity and Capital Resources

As of September 26, 2021, we had cash and cash equivalents of $369.9 million compared with cash and cash equivalents of $380.8 million as of December 27, 2020, which includes $38.0 million and $29.2 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, however, earnings of these foreign subsidiaries are essentially considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. they could be repatriated, and their repatriation into the U.S. may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

Our total long-term debt, including principal due on our 6.5% Notes (as defined below), net of issuance costs decreased from $301.5 million at December 27, 2020 to $296.5 million at September 26, 2021, due to the amortization of debt issuance costs during the nine months ended September 26, 2021 (as more fully described in Note 10 of the accompanying Condensed Consolidated Financial Statements).

We use our operating cash flow to finance trade accounts receivable, fund necessary increases in inventory, fund internal investments of engineering costs, fund capital expenditures, our internal research and development investments and our ongoing operations, service our debt, security infrastructure, including cyber security infrastructure and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services since a number of our receivables are contractually billable and due to us only when certain contractual milestones are achieved. Financing increases in inventory balances is necessary to fulfill shipment requirements to meet delivery schedules of our customers. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our days sales outstanding (“DSO”) have decreased from 133 days as of December 27, 2020 to 125 days at September 26, 2021, primarily reflecting the achievement of certain contractual billing milestones. Our DSOs are impacted by the achievement of contractual billing milestones such as equipment shipments and deliveries on certain products, and for certain flight requirements that must be fulfilled on certain aerial target programs, or final billings which are not due until completion on certain projects, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time.

In November 2019, a large training solutions program was terminated for convenience (“T for C”) by the customer. Under a T for C, a contractor is entitled to seek specified costs through a termination settlement process including (1) the contract price for completed supplies and services accepted by the government but not previously paid for; (2) the cost incurred in the performance of work terminated plus a reasonable profit on those costs; and (3) and its costs incurred in settling with subcontractors and preparing and settling the termination proposal. However, we will not be able to collect the total withheld amounts until the settlement terms of the T for C have been negotiated and agreed to with the customer. At September 26, 2021, approximately $8.2 million in unbilled receivables remain outstanding on this project. In addition, we are currently in dispute with an international customer in our US segment over approximately $10.0 million in unbilled receivables outstanding as of September 26, 2021. The dispute concerns the completion of certain system requirements and contractual milestones. The
Company alleges breach of contract, as well as other claims against the customer and seeks damages and other equitable relief. The customer has asserted counterclaims seeking liquidated damages and additional relief. We have evaluated the present facts of the matters and performed a reassessment of the contractual amounts due, as well as the claims asserted by each of the parties, and have determined that no adjustment to previously recognized revenue, or the corresponding unbilled receivables, is necessary at September 26, 2021.

A summary of our net cash provided by (used in) operating activities from continuing operations, investing activities from continuing operations, and financing activities from continuing operations and our cash flows from discontinued operations from our condensed consolidated statements of cash flows is as follows (in millions):

	Nine Months Ended
	September 26, 2021	September 27, 2020
Net cash provided by operating activities from continuing operations	$34.6	$19.1
Net cash used in investing activities from continuing operations	(35.1)	(66.8)
Net cash provided by (used in) financing activities from continuing operations	(9.0)	248.0
Net operating cash flows of discontinued operations	(1.1)	2.1

Net cash provided by operating activities from continuing operations increased by $15.5 million to $34.6 million for the nine months ended September 26, 2021 compared to $19.1 million for the nine months ended September 27, 2020. Net cash provided by operating activities from continuing operations for the nine months ended September 26, 2021 was impacted by a decrease in income from continuing operations of $0.2 million to $2.0 million compared to income from continuing operations of $2.2 million for the nine months ended September 27, 2020. This decrease was offset by increases in stock compensation, depreciation, amortization and other noncash charges of $4.2 million to $45.1 million for the nine months ended September 26, 2021 compared to $40.9 million the nine months ended September 27, 2020, as well as a reduction in changes in net working capital accounts of $11.5 million to $12.5 million for the nine months ended September 26, 2021 as compared to changes of $24.0 million in net working capital accounts for the nine months ended September 27, 2020.

Net cash used in investing activities from continuing operations for the nine months ended September 26, 2021 is comprised of a payment due under the acquisition agreement for 80.1% of Florida Turbine Technologies Inc. and 80.1% of FTT CORE, LLC (the “FTT acquisition agreement”), and capital expenditures, which were partially offset by insurance proceeds. Capital expenditures for the nine months ended September 26, 2021 consist primarily of investments in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business, and include investments we are making to build capital aerial targets and related support equipment. Net cash used in investing activities from continuing operations for the nine months ended September 27, 2020 is comprised of the acquisitions of ASC Signal, Technical Directions, Inc. and Optimized Performance Machining, Inc., a payment due under the FTT acquisition agreement, and capital expenditures, which consist primarily of investments in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business. During the nine months ended September 26, 2021, capital expenditures of approximately $20.9 million were incurred in our US business, primarily related to our unmanned combat target initiative. We expect our capital expenditures for our calendar year 2021 to continue to be significant for investments we are making, specifically in our US business totaling approximately $30 to $33 million, including approximately $25 million for capital aerial targets and related support equipment.

Net cash used in financing activities from continuing operations was $9.0 million for the nine months ended September 26, 2021 and consisted primarily of repayment of our Israel debt of $5.1 million, payroll withholding taxes paid from vested restricted stock traded for taxes of $9.1 million and payments made on financing lease obligations of $0.7 million offset by employee stock purchase plan receipts of $5.9 million. Net cash provided by financing activities from continuing operations was $248.0 million for the nine months ended September 27, 2020 and consisted primarily of net proceeds of $240.4 million from our equity offering of approximately 15.5 million shares of common stock.

The net operating cash flows of discontinued operations for the nine months ended September 26, 2021 was a use of $1.1 million. The net operating cash flows of discontinued operations for the nine months ended September 27, 2020 was $2.1 million and was substantially related to approximately $3.1 million that was collected on amounts due related to the legacy projects retained by us following the sale our PSS business unit partially offset by the loss from operations from our discontinued PSS business unit of $0.8 million.

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

The Indenture contains covenants limiting, among other things, our ability and the Subsidiary Guarantors’ ability to: (a) pay dividends on or make distributions or repurchase or redeem our capital stock or make other restricted payments; (b) incur additional debt and guarantee debt; (c) prepay, redeem or repurchase certain debt; (d) issue certain preferred stock or similar equity securities; (e) make loans and investments; (f) sell assets; (g) incur liens; (h) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (i) enter into transactions with affiliates; and (j) enter into agreements restricting our ability and certain of its subsidiaries’ ability to pay dividends. These covenants are subject to a number of exceptions. As of September 26, 2021, we were in compliance with the covenants contained in the Indenture governing the 6.5% Notes.

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

As of September 26, 2021, there was $300.0 million of 6.5% Notes outstanding.

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

As of September 26, 2021, there were no borrowings outstanding on the Credit Agreement and $6.6 million was outstanding on letters of credit, resulting in net borrowing base availability of $62.6 million. We were in compliance with the financial covenants of the Credit Agreement as of September 26, 2021.

Israel Debt

During August 2020, we entered into two 5-year term loans with two banks in Israel representing an aggregate principal amount of approximately $5.1 million. These loans were subsidized by the State of Israel as part of a COVID-19 relief package with interest at Israeli NIS prime interest, plus a margin of 1.5%. The first year of interest was paid by the State of Israel with subsequent interest and principal payments due monthly, commencing in August 2021. We repaid all amounts outstanding under this debt in the third quarter of 2021.

5-D Systems Loan

In connection with the acquisition of 5-D Systems, we assumed a loan in the amount of approximately $0.5 million with an interest rate of 1.0% that had been obtained under the Small Business Administration Paycheck Protection Program as part of a COVID-19 relief package. Payment of interest and principal was due monthly with the balance due in April 2022. The sellers of 5-D Systems applied for forgiveness of this loan and the application was accepted and the loan was forgiven in July 2021.

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 26, 2021.

Changes in Internal Control Over Financial Reporting

We operate under the COSO (Committee of Sponsoring Organizations) 2013 Framework. There was no change in our internal control over financial reporting during the three months ended September 26, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ MARIA CERVANTES DE BURGREEN, CPA
Maria Cervantes de Burgreen
Vice President and Corporate Controller
(Principal Accounting Officer)
Date:	November 3, 2021