Form 10-K
period 2021-12-26
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2022-02-22
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 26, 2021
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
Commission file number 001-34460
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-3818604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☒  No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates as of June 25, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.4 billion, based on the closing sale price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on such date. This disclosure excludes shares of common stock held by executive officers, directors and stockholders whose individual ownership exceeded 10% of the common stock outstanding on June 25, 2021 because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of February 18, 2022, 124,643,140 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference
Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K incorporate information by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Stockholders or an amendment to this annual report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report on Form 10-K.

2

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
 FORM 10-K
 FOR THE FISCAL YEAR ENDED DECEMBER 26, 2021

All references to “us,” “we,” “our,” the “Company” and “Kratos” refer to Kratos Defense & Security Solutions, Inc., a Delaware corporation, and its subsidiaries.
FORWARD‑LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” relating to our future financial performance, the market for our services and our expansion plans and opportunities. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements reflect our current beliefs, expectations and projections, are based on assumptions, and are subject to known and unknown risks and uncertainties that could cause our actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of these factors are beyond our ability to control or predict. As a result, you should not place undue reliance on forward-looking statements. Important risks and uncertainties that could cause our actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, but are not limited to: changes, cutbacks or delays in spending by the U.S. Department of Defense may occur which could cause delays or cancellations of key government contracts; delays to or the cancellation of our projects as a result of protest actions submitted by our competitors; changes in federal government (or other applicable) procurement laws, regulations, policies and budgets; the availability of government funding for the Company’s products and services due to performance, cost growth, or other factors; changes in government and customer priorities and requirements; the potential of the current economic environment to adversely impact our business; currently unforeseen risks associated with COVID-19; risks related to natural disasters or severe weather; changes in the scope or timing of our projects; the timing, rescheduling or cancellation of significant customer contracts and agreements, or consolidation by or the loss of key customers; risks of adverse regulatory action or litigation; risks associated with debt leverage; failure to successfully achieve our integration, cost reduction or divestiture strategies; risks related to security breaches, cybersecurity attacks or other significant disruptions of our information systems; and competition in the marketplace, which could reduce revenues and profit margins.

Additional significant risks and uncertainties that could cause our actual results or achievements to differ materially from the results or achievements expressed in or implied by our forward-looking statements, include, but are not limited to those specifically addressed in Item 1A “Risk Factors” in this Annual Report, as well as those discussed elsewhere in this Annual Report. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except as required by law, we assume no responsibility for updating any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Industry Update

In May 2021, the Biden administration released a $6.011 trillion federal budget proposal for the U.S. Government’s 2022 fiscal year (“FY”) that began on October 1, 2021. The budget proposal, includes $753 billion in National Security funding, an increase of 1.6 percent over FY 2021, $715 billion of which is for the DoD. The 2022 National Security request amounts to a slight decrease for the Pentagon when adjusted for inflation, and is also slightly below the previous administration’s $722 billion FY 2022 request for the DoD. This is the first budget over the past decade that is not restricted by the discretionary spending caps under the Budget Control Act of 2011 (the “BCA”). The FY 2022 proposal also ends the “off-budget” funding pool known as the Overseas Contingency Operations, or OCO, account. A five-year Future Years Defense Program strategic priority spending plan that is typically submitted annually along with that year’s annual budget request, has not been submitted at this time. The FY 2022 National Security budget includes a focus on research and development for new technologies to address peer and near peer threats, including specifically China. The FY 2022 budget request prioritizes defense research and development, test and evaluation funding to invest in breakthrough technologies that are also focused on innovation and the development of next generation defense capabilities. The FY 2022 budget request also supports the DoD’s plan to divest legacy systems and programs in order to redirect the related resources to innovation, new technology and new programs, platforms and systems.

The budget environment, including COVID-19 spending increases proposed by the Biden administration, and uncertainty surrounding the debt ceiling and the appropriations process, remain significant short and long-term risks. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the current administration and Congress. FY 2022 appropriations have not been enacted to date. To avert a government shutdown, on September 30, 2021, one day before the start of the U.S. Government’s FY 2022, President Biden signed H.R. 5305, a Continuing Resolution, (“CR” ) into law. The CR, which was further extended through March 11, 2022, continues funding of most current programs and activities at FY 2021 government funding levels through March 11, 2002, i.e. a Continuing Resolution Authorization (“CRA”). While a CRA temporarily allows continued funding of contracts and programs at prior fiscal year levels, a CRA also restricts new contract and program starts and restricts planned increases on existing production and other contracts, presenting resource allocation challenges for the Government customer and placing limitations on future planned program budgets. In October 2021 President Biden signed legislation temporarily raising the U.S. Government’s borrowing limits by $480 billion and in December 2021 it was further increased by $2.5 trillion. The increase in borrowing limit is expected to keep the US Federal Government funded into 2023. If an annual appropriations bill for FY 2022 is not timely enacted, we may face another government shutdown of unknown duration. If a prolonged CRA and/or government shutdown of the DoD were to occur, it could result in program cancellations, disruptions and/or stop work orders and could limit the U.S. Government’s ability to effectively progress programs and to make timely payments, and our ability to perform on our U.S. Government contracts and successfully compete for new work.

We believe continued budget pressures, CRAs or US Government shutdowns would have serious negative consequences for the security of our country and the defense industrial base, including the Company and the customers, employees, suppliers, investors, and communities that rely on companies in the defense industrial base. It is likely budget and program decisions made in such an uncertain environment would have long-term implications for our Company and the entire defense industry.

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

The nature of our operations exposes us to risks associated with pandemics, epidemics or other public health emergencies, such as the outbreak of COVID-19. In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world, including the U.S. Government and the DoD, implementing measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

We are a company operating in a “critical infrastructure industry”, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we currently continue to operate, including our international operations. Notwithstanding our continued operations, COVID-19 has had negative impacts on certain of our operations, including employee absenteeism, our supply chain, vendors, transportation networks and customers, which have reduced certain of our sales and our margins, including as a result of preventative and precautionary measures that we, our suppliers, other businesses and governments are taking. The COVID-19 outbreak is a widespread public health crisis that is adversely affecting the economies and financial markets globally. Any resulting economic downturn could adversely affect demand for our products. The progression of this matter could also negatively impact our business or results of operations through the temporary or extended closure of our operating locations or those of our customers or suppliers.

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

Since the end of the first quarter of 2020, COVID-19 has continued to impact our customers, markets and operations, including supply chain disruptions, delays of certain supplier deliveries, difficulties gaining access to certain locations, difficulties gaining access to customers, including instances related to previously scheduled drone and rocket system flights, demonstrations and exercises, and decreased demand requirements of certain of our commercial aero, power and satcom customers. Importantly, COVID-19 customer and contractor-related travel and social distancing restrictions have delayed a number of our target drone, tactical drone and rocket system programs, missions and exercises, and has delayed delivery and execution on certain of our international commercial satcom projects. Despite progress in vaccination efforts, global economic activity remains uncertain and cannot be predicted with confidence. Further, in the first half of 2021, a new Delta variant of COVID-19 began to spread globally and caused an increase in COVID-19 cases in many places in the United States, and in November 2021, a new Omicron variant, which appears to be the most transmissible variant to date, was detected, which Omicron variant has since caused an increase in COVID-19 cases in multiple countries, including the United States. Public health officials and medical professionals have warned that COVID-19 cases may continue to spike due to the Delta variant and/or the Omicron variant, particularly if vaccination rates do not quickly increase or if additional, potent disease variants emerge. It is unclear how long the resurgence due to Delta or the resurgence due to Omicron will last, how severe the Delta resurgence or Omicron resurgence will be, and what safety measures governments will impose in response to the Delta resurgence or Omicron resurgence. The extent to which COVID-19 may further impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects.

While we currently do not expect this matter to have a material impact on our results of operations, cash flows and financial position, the current level of uncertainty over the economic, business and operational impacts of COVID-19, including the impact on employee absenteeism, vendor and supply chain and other resources, means the related financial impact cannot be reasonably estimated at this time. Our Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect estimates and assumptions made by management as of December 26, 2021. Events and changes in circumstances arising after December 26, 2021, including those resulting from the continuing impacts of COVID-19, will be reflected in management’s estimates for future periods.

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

Specialized national security focus aligned with mission-critical national security priorities. Continued concerns related to the threats posed by certain foreign nations, including nations with peer or near peer capabilities have caused the U.S. Government to identify national security as an area of functional and spending priority. Budget pressures, particularly related to DoD spending, have placed a premium on developing and fielding low-cost, high-technology solutions to assist in national security missions. While budget pressures have at times caused delays in orders for our business, current budget projections suggest defense spending will continue to be significant over the next few years. The outlook for defense spending is primarily focused on enhanced power projection, warfighting readiness, lethality, and recapitalization of key strategic defense systems to address peer and near peer threats. Our primary capabilities and areas of focus, listed below, are strongly aligned with the objectives of the U.S. Government including those outlined in the 2018 and 2020 National Defense Strategy documents:
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
Kratos is an industry leader in high performance, jet powered, unmanned aerial target drone systems which are designed to replicate state of the art adversarial fighter aircraft, missiles, drones and other threats. Kratos is the sole source or primary unmanned aerial target drone system provider to the U.S. Air Force, Navy, Army, and numerous allied foreign defense agencies. Leveraging off of this technology, for which Kratos owns important intellectual property, we have made significant investments since 2013 developing Kratos’ first UCAS, our Unmanned Tactical Aerial Platform (“UTAP-22”), now formally called “Mako.” After successfully achieving the Mako’s first concept flights at the end of 2015, in 2016 we received a $12.6 million single-award contract to demonstrate certain payload integration and loyal wingman teaming with manned aircraft in a major military exercise. At the time, this contract was one of the largest awarded contracts by the DIUx. We are currently under contract with several additional customers related to Kratos’ Mako.

A select sample of Kratos’ other key unmanned aerial systems (“UAS”) products and contracts includes:
•In 2017, we successfully advanced to Phase II of the Gremlins program, awarded by DARPA, the U.S. Government’s leader in breakthrough technologies for national security, teamed with our partner company, Dynetics. In 2018, as part of the Dynetics led team, we were selected for award on Phase III of the Gremlins program to demonstrate safe and reliable launch and aerial recovery of multiple unmanned drone system aircraft, capable of employing and recovering diverse distributed payloads in volley quantities. In January 2020, DARPA and Dynetics announced that the successful first flight of the X-61A Gremlins Air Vehicle was completed on November 23, 2019. A second successful flight test was completed in July 2020, satisfying major technical and program milestones while significantly reducing risk. A third successful flight test was conducted in November 2020. This third flight was originally scheduled for earlier in 2020 and was delayed due to COVID-19 related and range restrictions. A successful in flight capture of a Gremlins Air vehicle by a “mother ship” launch and recovery platform was completed in the fourth quarter of 2021.

•In 2016, we were awarded the AFRL Low Cost Attritable Strike Demonstration (“LCASD”) UCAS single-award cost share contract. The LCASD UCAS, or Valkyrie, is an approximately 30 foot by 22 foot unmanned strike aerial drone system. During 2019, approximately 30 months after aircraft conception, the Company announced that the Kratos/AFRL team successfully completed three flights for the Valkyrie, or the XQ-58A. In January 2020, the Company completed its fourth demonstration flight, including the successful deployment of its parachutes, and landed normally, validating the design changes incorporated for the test flight airbag system following the third flight in 2019. In March 2021, the Kratos/AFRL team successfully completed the XQ-58A Valkyrie’s sixth test/demonstration flight and first release from its internal weapons bay.

•In 2019, the Kratos XQ-58A Valkyrie was awarded Aviation Week’s Laureate Award for Defense Technology and Innovation.
•In July 2020, the Company was awarded a five-year indefinite delivery indefinite quantity (“IDIQ”) contract valued at up to $400 million for the development, integration, and prototype air vehicle delivery in support of the Air Force’s Skyborg program. In December 2020, Kratos was awarded a $37.7 million contract from the AFLCMC/WA Advanced Aircraft Program Executive Office for the Skyborg Delivery Order 2 to integrate, test and deliver XQ-58A Valkyrie aircraft. The contract includes three phases of design, integration, and flight testing of the XQ-58A Valkyrie or other systems, integrating multiple customer-defined mission payloads and customer-defined autonomy in coordination/cooperation with the Skyborg System Design Agent. Kratos has been working in partnership with Leidos’ Dynetics on the Gremlins Program. In addition, in December 2020 we received a $17.8 million award from the AFRL for work in support of the government’s Low Cost Attritable Aircraft Technology (LCAAT) efforts, including as related to the XQ-58A Valkyrie.
•In December 2020, the Kratos Valkyrie UAS AttritableONE (as referred to by the US Air Force) completed a successful demonstration flight enabling the F-22 and F-35 5th generation fighters to fly in formation together in a test led by an integrated Advanced Battle Management System (“ABMS”) acquisition team comprised of AFRL and Air Force Life Cycle Management Center personnel, in conjunction with Eglin Air Force Base’s 46th Test Squadron.
•In August 2021, Kratos announced that it remains committed to be ready for a 2023 Skyborg Vanguard Program of Record, echoing the commitment expressed by the U.S. Air Force in its August 16, 2021 update on the Skyborg program. Skyborg is an autonomy-focused capability developed to enable the Air Force to operate and sustain low-cost, teamed aircraft that can thwart adversaries with quick, decisive actions in contested environments. The program aims to enable airborne combat mass by building a transferable autonomy foundation for a family of layered, unmanned air vehicles.
•Similar to the Gremlins and other Kratos tactical drone initiatives and programs, Kratos Valkyrie progress has been significantly adversely impacted by the COVID-19 pandemic, including DoD related travel, social distancing and test, evaluation and weapon range access restrictions.
•In December 2021, the Secretary of the Air Force announced that he will seek funding for at least two new classified combat drone awards in the FY 2023 Budget. The new combat drones will be designed to work in conjunction with the F-35, F-22 and B-21 manned aircraft. This disclosure by the Secretary of the Air Force is considered to be a strong indication that the Air Force is counting on autonomous weapon systems to provide an advantage against peer adversaries to the United States.
•We redeveloped our Air Force Subscale Aerial Target BQM-167 into what we believe to be one of the highest performance unmanned aircraft in the world, the U.S. Navy Sub-Sonic Aerial Target (“SSAT”) Drone BQM-177A, with low rate initial production awarded to Kratos in June 2017. In 2018, delivery of the first production aerial targets was made to the U.S. Navy, and achievement of Initial Operational Capability (IOC) was reported by the U.S. Navy in February 2019. In 2019, the Company was awarded a $25.4 million contract for Lot 3 of low rate initial production for 34 BQM-177A aerial targets. In 2020, the Company was awarded full rate production Lot 1 and 2 for $29.2 million and $38.7 million, for an additional 35 and 48 BQM-177A aerial targets, respectively.

•In 2021, we were awarded a $50.9 million contract modification exercising an option to procure 65 BQM-177A aerial targets, 50 for the Navy, seven for the government of Japan, and eight for the government of Saudi Arabia, as well as associated technical and administrative data in support of full rate production lot three. To date, Kratos has been awarded production orders for 257 BQM-177A aerial targets. The SSAT program is one of the largest and most important to Kratos. Kratos is the sole source provider of the BQM-177A to the United States Navy.

•In 2018, we received a single award $109 million maximum value three year production contract for Air Force Subscale Aerial Target BQM-167A, with $27 million being initially obligated at the time of award for 30 Lot 14 BQM-167A aerial targets and production support, and an additional $31.9 million being obligated for 35 Lot 15 BQM-167A targets in 2019, and an additional $32.0 million being obligated for 35 Lot 16 BQM-167A targets in 2020. In 2021, we received a $338 million single award for production Lots 17 – 21, out-of-warranty repairs and contractor logistics support, with $30.5 million initially obligated for Lot 17. To date, the Company has produced 508 BQM-167A targets for the U.S. Air Force. Kratos is the sole source provider of the BQM-167A to the US Air Force.

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
•In 2019, Kratos produced its first MQM-178 Firejet target drones at its new production facility in Oklahoma City.
•In 2021, Kratos’ Air Wolf tactical drone system completed a 100 percent successful flight at the recently approved Burns Flat, Oklahoma range facility. The Kratos Air Wolf mission, which was the inaugural flight at the Burns Flat location, included multiple new payloads carried by the Air Wolf drone, including a proprietary Kratos artificial intelligence/autonomy system, which has been deployed by Kratos specifically for high performance, jet drone aircraft.
•In April 2021, Micro Systems, Inc., Kratos’ wholly owned subsidiary, received an $85.9 million contract award, with a $60.7 million base and two options totaling approximately $25.3 million, from the U.S. Army to support the Army Ground Aerial Target Control System, including software updating, cyber security inspections and installation of replacement parts.
•In October 2021, Kratos was awarded a $17.6 million contract to design and develop an Off Board Sensing Station (“OBSS”) Unmanned Aerial System in support of the AFRL’s Autonomous Collaborative Platforms (ACP) technology maturation portfolio. General Atomics was also awarded a Phase 1 OBSS contract. Phase 1 of the OBSS program includes an option subsequent 15-month Manufacture and Demonstration period. With the base and option awards, the total contract value to Kratos would be $49 million.
Kratos is currently under customer contract and working on a number of customer funded tactical UAV contracts and programs, and is producing 12 Valkyrie drones systems, certain of which are pursuant to funded government contracts with the others currently being produced with Kratos funds in advance of customer contracts. The December 2021 announcement by the Secretary of Defense that he will be requesting two new, additional classified tactical drone programs in the FY 2023 DoD budget request indicates the continued commitment by the Air Force to autonomous, unmanned systems. We believe that the Company is well-positioned to address the US Air Force’s requirements if it decides to move forward in procuring numbers of unmanned combat tactical drone systems, which may include drone systems currently under contract, in development, or flying by Kratos, and/or other future systems.

We believe that our internally developed and owned intellectual property allows us to rapidly provide more capable jet powered, unmanned aircraft, designed to fly in A2/AD environments and with performance capabilities equal to or greater than fourth generation manned jet fighter aircraft, at an affordable cost. Kratos’ tactical UAS provide force multiplication and augmentation for manned high-performance fighter aircraft. We believe that there are very few high-performance UAS that are affordable and as advanced as our technologies addressing the A2/AD environment, which the DoD has identified as a U.S. capabilities gap. As such, consistent with the needs and requirements of the U.S. and allied militaries, we believe that our leadership in these types of high-performance unmanned aircraft provides us with a future market opportunity of these types of low-cost, high-performance systems. The DoD has stated that they intend to field a family of new next generation drone aircraft, including UCAVs that can successfully perform their mission in highly contested, A2/AD environments. This “family” of drones includes disposable, reusable, attritable and exquisite types of UCAS. Kratos has four drones in the disposable, reusable and attritable class flying today that we can publicly disclose, i.e., Air Wolf, Mako, Gremlins and Valkyrie.

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
We have a highly diverse base of customers and contracts with no contract representing more than 6% of 2021 revenue. Our fixed-price contracts, the majority of which are production contracts, represent approximately 74% of our 2021 revenue. Our cost-plus-fee contracts and time and materials contracts represent approximately 21% and 5%, respectively, of our 2021 revenue. We believe our diverse base of key contracts and low reliance on any one contract provides us with a stable, balanced revenue stream.
Our recent major contract awards include a $50.9 million contract modification to exercise an option to procure 65 BQM-177A Subsonic Aerial Targets, a $17.6 million contract to design and develop an OBSS UAS in support of the AFRL’s Autonomous Collaborative Platforms technology maturation portfolio, a $338.0 million contract for BQM-167A AFSAT targets Lots 17 – 21 production, with $30.5 million initially funded for Lot 17, an $85.9 million contract award including a $60.7 million base and two options totaling approximately $25.3 million from the U.S. Army to support the Army Ground Aerial Target Control System, multiple awards totaling more than $46 million to support Space Domain Awareness, more than $30 million in awards to support space-related U.S. national security efforts and a $55 million single award IDIQ C5ISR product related contract from a National Security customer.
Significant cash flow visibility driven by stable backlog. As of December 26, 2021 and December 27, 2020, our total backlog (see Backlog below) was approximately $953.9 million and $922.2 million respectively, of which approximately $653.7 million was funded in 2021 and $643.3 million was funded in 2020. The majority of our sales are from awards issued under long-term contracts, typically three to five years in duration. Our contract backlog provides visibility into stable future revenue and cash flow over a diverse set of contracts. Importantly, a number of our systems and products are designed-in and support long term, multi-year/multi-decade programs, which provides significant operational and financial visibility to our Company.
Highly skilled employees and an experienced management team. We deliver our systems, products and services through a skilled and primarily engineering and technically oriented workforce of approximately 3,300 employees. Our senior managers have significant experience with U.S. Government agencies, the U.S. military and U.S. Government contractors. A significant number of Kratos employees hold national security clearances. Members of our management team have experience growing businesses both organically and through acquisitions and delivering significant value to stakeholders. We believe that the cumulative experience and differentiated expertise of our personnel in our core focus areas, coupled with our sizable and technically oriented employee base, allow us to qualify for and bid on larger programs and contracts in a prime contracting role.
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
Expand customer and contract base. We are focused on expanding our customer base into areas with significant growth opportunities as indicated by the FY 2021 spending bill and the 2018 and 2020 National Defense Strategy documents, by leveraging our technology, intellectual property, proprietary products, capabilities, industry reputation, long-term customer relationships and diverse contract base. We also believe that our ability to rapidly develop, demonstrate and field high technology systems and products at an affordable cost is a clear competitive differentiator for our Company. We anticipate that this overall expansion in our capabilities will enable us both to pursue larger program opportunities, higher value work and to further diversify our revenue base across additional U.S. Government, international and commercial customers.
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

Invest in strategic growth areas. Over the past several years, we have made significant internally funded investments in strategic growth areas including unmanned tactical aircraft drone systems. Specifically, we have increased internally funded research and development, capital expenditures, non-recurring engineering expenditures, and infrastructure investments, including executive management, bid, proposal and new business capture, pursuit and related expenses. We have made these investments with the intention of developing, demonstrating, fielding and bringing to production high performance jet powered unmanned aerial combat systems. These investments also allow us to retain the intellectual property rights, design and data packages for these platforms and systems, and to ultimately secure sole source production positions in these strategic growth areas. Specifically, since 2012, we have invested over $170 million in our UAS through internally funded research, development and contract design retrofit costs for new platforms under development and capital expenditures for aircraft and related equipment related to this strategic growth area.

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
•We received a $40.8 million single award, cost-share contract from the AFRL for the LCASD. Under the LCASD contract award, we designed, developed, delivered, demonstrated and tested a technical baseline for a high-speed long-range, low-cost limited life-strike UAS. For our investment, we retained hard (including two LCASD aircraft) and other assets, and important intellectual property, software, data, platform and system rights, which we believe will be critically important and valuable over the expected long-term life of this platform, including with respect to future production opportunities. During 2019, the Company announced that the Kratos/AFRL team successfully completed three flights for the Valkyrie, or the XQ-58A. In January 2020, the Company completed its fourth demonstration flight, including the successful deployment of its parachutes, and landed normally, validating the design changes incorporated for the test flight airbag system following the third flight in 2019. In March 2021, the Kratos/AFRL team successfully completed the XQ-58A Valkyrie’s sixth test/demonstration flight and first release from its internal weapons bay.

•In July 2020, we were awarded a five-year IDIQ contract valued at up to $400 million for the development, integration, and prototype air vehicle delivery in support of the Air Force’s Skyborg program. In December 2020, Kratos was awarded a $37.7 million contract from the AFLCMC/WA Advanced Aircraft Program Executive Office for the Skyborg Delivery Order 2 to integrate, test and deliver XQ-58A Valkyrie aircraft. The contract includes three phases of design, integration, and flight testing of the XQ-58A Valkyrie system, integrating multiple customer-defined mission payloads and customer-defined autonomy in coordination/cooperation with the Skyborg System Design Agent, Leidos. Kratos has been working in partnership with Leidos’ Dynetics on the Gremlins Program. In addition, in December 2020 we received a $17.8 million award from the AFRL for work in support of the government’s LCAAT efforts, including as related to the XQ-58A Valkyrie.
•In December 2020, the Kratos Valkyrie UAS AttritableONE completed a successful demonstration flight enabling the F-22 and F-35 5th generation fighters to fly in formation together in a test led by an integrated ABMS acquisition team comprised of AFRL and Air Force Life Cycle Management Center personnel, in conjunction with Eglin Air Force Base’s 46th Test Squadron.
•In August 2021, Kratos announced that it remains committed to be ready for a 2023 Skyborg Vanguard Program of Record, echoing the commitment expressed by the U.S. Air Force in its August 16, 2021 update on the Skyborg program. Skyborg is an autonomy-focused capability developed to enable the Air Force to operate and sustain low-cost, teamed aircraft that can thwart adversaries with quick, decisive actions in contested environments. The program aims to enable airborne combat mass by building a transferable autonomy foundation for a family of layered, unmanned air vehicles.
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

•In October 2021, Kratos was awarded a $17.6 million contract to design and develop an OBSS Unmanned Aerial System in support of AFRL’s Autonomous Collaborative Platforms (ACP) technology maturation portfolio. The OBSS program includes an option subsequent 15-month Manufacture and Demonstration period. With the base and option awards, the total contract value to Kratos would be $49 million.
Capitalize on corporate infrastructure investments. In recent periods, we have made significant investments in our senior management and corporate infrastructure related to cybersecurity threats to our Company, increased and changing regulations we are subject to, and the changing national security industry environment. These investments also included hiring senior executives with significant experience in the national security industry, hiring firms to support us on Capitol Hill, Congressionally and with our customers, strengthening our internal controls over financial reporting and accounting staff in support of increasing public company reporting requirements, expanding our infrastructure in response to increases in cybersecurity protection and related regulatory requirements, including the DoD’s Cybersecurity Maturity Model Certification (“CMMC”) requirement for all federal contractors, and expanding our backlog and bid and proposal pipeline. We expect to be allocating additional resources in our pursuit of new, larger and highly technical prime contract opportunities. We believe our management experience and corporate infrastructure can support a company with a much larger revenue base than ours.

Accordingly, we believe that, to the extent our revenue grows, we will be able to leverage this infrastructure base and increase our operating margins.

Customers
A representative list of government customers in our KGS and US segments during 2021 included the U.S. Air Force, U.S. Army, U.S. Navy, U.S. Marines, Missile Defense Agency, Space Command, the National Aeronautics and Space Administration, the AFRL, foreign military sales (“FMS”), the U.S. Southern Command, STRATCOM, the Strategic Capabilities Office (SCO), DIU or DIUx, the Rapid Capabilities Offices, the U.S. intelligence community and certain confidential customers. A representative list of non-government customers during 2021 included tier one, large U.S. Government contractors and system integrators such as Northrop Grumman, Lockheed Martin, General Dynamics, Raytheon Technologies, BAE Systems, L3Harris, General Atomics and Boeing, as well as Microsoft, Amazon, Siemens, and Rolls Royce.

Revenue from the U.S. Government (which includes FMS) includes revenue from contracts for which we are the prime contractor as well as those for which we are a subcontractor and the ultimate customer is the U.S. Government. Revenues from U.S. Government agency customers in aggregate accounted for approximately 70%, 73% and 71% of total revenues in 2021, 2020, and 2019, respectively.

Backlog

Effective January 1, 2018, we adopted the requirements of Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), utilizing the modified retrospective method as discussed in Note 1 of the Notes to Consolidated Financial Statements contained within this Annual Report. Since our adoption of ASC 606, revenues from remaining performance obligations, also referred to as total backlog, are now calculated as the dollar value of our remaining performance obligations on executed contracts. As of December 26, 2021 and December 27, 2020, our backlog was approximately $953.9 million and $922.2 million, respectively, of which $653.7 million was funded in 2021 and $643.3 million was funded in 2020. We expect to recognize approximately 51.0% of the remaining total backlog as revenue in 2022, an additional 19.0% in 2023 and the balance thereafter.

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

Human Capital Management
As of December 26, 2021, we had a work force of approximately 3,300 full-time, part-time and on-call employees in approximately 13 countries. Our employees are our greatest asset, and the ability to recruit, retain, fairly compensate, and develop our workforce is critical to Kratos’ success.

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
Research and Development
    We believe that our future success depends upon our ability to continue to rapidly develop new products and services, and enhancements to and applications for our existing products and services, to be delivered at an affordable cost. Our research and development expenses were $35.2 million, $27.0 million and $18.0 million in 2021, 2020, and 2019, respectively. We intend to continue our focus on research and development as a key strategy for growth, which will focus on investments in those fields that we believe will offer the greatest opportunity for growth and profitability. Our current primary internal research and development (“IR&D”) focus areas include satellite communications and signal monitoring, unmanned systems, electronic products, and turbine technologies.
Intellectual Property
We believe that our continued success depends in large part on our proprietary technology, the intellectual skills of our employees and the ability of our employees to continue to innovate. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights.
As of December 26, 2021, we held a number of U.S. and foreign patents. Patents applicable to specific products extend for varying periods according to the date of patent application filing or patent grant and the legal term of patents in the various countries where patent protection is obtained. We do not consider our business to be materially dependent upon any individual patent, and we do not believe that our business would be materially affected by the expiration of any particular intellectual property right. We will continue to file and pursue patent applications when and where appropriate to attempt to protect our rights in our proprietary technologies. We also encourage our employees to continue to invent and develop new technologies so as to maintain our competitiveness in the marketplace.

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
•the Industrial Security Manual, which establishes the security guidelines for classified programs and facilities as well as individual security clearances;
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
In addition, we are subject to industry-specific regulations due to the nature of the products and services we provide. For example, certain aspects of our business are subject to further regulation by additional U.S. government authorities, including (i) the Federal Aviation Administration (“FAA”), which regulates airspace for all air vehicles in the U.S. National Airspace System, (ii) the National Telecommunications and Information Administration and the Federal Communications Commission, which regulate the wireless communications upon which our UAS depend in the United States and (iii) the Defense Trade Controls of the U.S. Department of State that administers the International Traffic in Arms Regulations, which regulate the export of controlled technical data, defense articles and defense services.
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
Certain raw materials and components used in the manufacture of our products and in our development programs are periodically subject to supply shortages, and our business is subject to the risk of price increases and periodic delays in delivery. Particularly, the market for electronic components is experiencing increased demand and a global shortage of semiconductors, creating substantial uncertainty regarding our suppliers’ continued production of key components for our products, and the supply for certain raw materials such as aluminum and the availability for milling activities is experiencing shortages and delays which is impacting our C5ISR business. See “Risk Factors” for further discussion regarding risks related to raw materials.

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
•If the UAS and UGS markets do not experience significant growth, if we cannot expand our customer base or if our products do not achieve broad acceptance, or if the products we have developed or will develop do not become programs of record, then we may not be able to achieve our anticipated level of growth.
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
•We will be subject to the new DoD CMMC requirement recently issued by the Pentagon which may limit our ability to bid and win projects. The cost for the new CMMC requirement may be significant.

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
•We may be harmed by intellectual property infringement claims.

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
    In fiscal 2021, 2020 and 2019, we generated 70%, 73% and 71%, respectively, of our total revenues from contracts with the U.S. Government (including all branches of the U.S. military and FMS), either as a prime contractor or a subcontractor. We expect to continue to derive most of our revenues from work performed under U.S. Government contracts. See the Industry Update section in Item 1 “Business” contained within this Annual Report for a discussion of the current budgetary and funding constraints on U.S. Government spending and legislation enacted to reduce the U.S. federal deficit. As a result, we have experienced and expect to continue to experience reduced or delayed awards on some of our programs, with a related negative impact to our revenues, earnings and cash flows. Competitor bid protests also have become more prevalent in the current competitive environment resulting from decreased government spending, which has led to further contract award delays. In addition, any future changes to the fiscal policies of the U.S. Government and foreign governmental entities may decrease overall government funding for defense and homeland security, result in delays in the procurement of our products and services due to lack of funding, cause the U.S. Government and government agencies to reduce their purchases under existing contracts, or cause them to exercise their rights to terminate contracts at-will or to abstain from exercising options to renew contracts, any of which would have an adverse effect on our business, financial condition, results of operations and/or cash flows.
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
    The budget environment, including budget caps mandated by the BCA for fiscal years 2021 and 2022, and uncertainty surrounding the debt ceiling and the appropriations process, remain significant short and long-term risks. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the current administration and Congress, what challenges budget reductions (required by the BCA and otherwise) will present for the defense industry and whether annual appropriations bills for all agencies will be enacted in a timely manner. If annual appropriations bills are not timely enacted, the U.S. Government may again operate under a continuing resolution, restricting new contract or program starts, presenting resource allocation challenges and placing limitations on some planned program budgets, and we may face another government shutdown of unknown duration. If a prolonged government shutdown of the DoD were to occur, it could result in program cancellations, disruptions and/or stop work orders and could limit the U.S. Government’s ability to effectively progress programs and to make timely payments, and our ability to perform on our U.S. Government contracts and successfully compete for new work.
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
We are dependent on a small number of customers for certain large programs that represent a large portion of our revenues. A significant decrease in the sales to or loss of any of these programs or our major customers would have a material adverse effect on our business and results of operations. In fiscal 2021 and 2020, the U.S. Air Force accounted for 26.7% and 22.5% respectively, of our total revenues and the U.S. Navy accounted for 13.9% and 12.5%, respectively, of our total revenues. No assurance can be given that our customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations. We believe that the USAF BQM-167, USN BQM-177, and the GBSD programs could be a large portion of our future revenues in the coming years, and the loss or cancellation of any of these programs could adversely affect our future results. Further, new programs may yield lower margins than legacy programs, which could result in an overall reduction in gross margins.
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
In addition, certain raw materials and components used in the manufacture of our products and in our development programs are periodically subject to supply shortages, and our business is subject to the risk of price increases and periodic delays in delivery. Particularly, the market for electronic components is experiencing increased demand and a global shortage of semiconductors, creating substantial uncertainty regarding our suppliers’ continued production of key components for our products, and the supply for certain raw materials such as aluminum and the availability for milling activities is experiencing shortages and delays which is impacting our C5ISR business. If we are unable to procure, or experience significant delays in subcontractor or supplier deliveries of, needed materials, components, intellectual property or parts; if our subcontractors or suppliers do not comply with all applicable laws and regulations; if the certifications we receive from them are inaccurate; or if what we receive is counterfeit or otherwise improper, it could have a material adverse effect on our financial position, results of operations and/or cash flows.

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

If the UAS and UGS markets do not experience significant growth, if we cannot expand our customer base or if our products do not achieve broad acceptance, or if the products we have developed or will develop do not become programs of record, then we may not be able to achieve our anticipated level of growth.

For the fiscal year ended December 26, 2021, our US segment accounted for 28.6% of our total revenue. We cannot accurately predict the future growth rate or size of this market. Demand for our products may not increase, or may decrease, either generally or in specific markets, for particular types of products or during particular time periods. There are only a limited number of programs under which the U.S. military, our primary customer, is currently funding the development or purchase of our UAS and UGS products. Although we are seeking to expand our US customer base to include foreign governments, domestic non-military agencies and commercial customers, we cannot assure that our efforts will be successful. The expansion of the UAS and UGS markets in general, and the market for our products in particular, depends on a number of factors, including the following:

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

Even if UAS and UGS gain wide market acceptance in general, our specific products may not adequately address market requirements or may not gain market acceptance. If these types of systems generally, or our products specifically, do not gain wide market acceptance, or if the products we have developed or will develop do not become programs of record, then we may not be able to achieve our anticipated level of growth and our revenue and results of operations may suffer.

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

Although fixed-price contracts entail a greater risk of a reduced profit or financial loss on a contract compared to other types of contracts we enter into, fixed-price contracts typically provide higher profit opportunities because we may be able to benefit from cost savings and operating efficiencies. In contrast, cost-plus-fee contracts are subject to statutory limits on profit margins and generally are the least profitable of our contract types. Our U.S. Government customers typically determine what type of contract we enter into. Cost-plus-fee and fixed-price contracts in our federal business accounted for approximately 30% and 66%, respectively, of our federal business revenues for the year ended December 26, 2021. To the extent that we enter into more cost-plus-fee or less fixed-price contracts in proportion to our total contract mix in the future, our margins and operating results may suffer. Our operating results may also suffer to the extent we have a contract mix that is focused on developmental projects, which are typically at lower profit margins as compared to margins on production projects.

Cost overruns on our contracts could subject us to losses, decrease our operating margins and adversely affect our future business.

Fixed-price contracts (including both government and commercial contracts) represented approximately 74% of our revenue for the fiscal year ended December 26, 2021. If we fail to anticipate technical problems, estimate costs accurately or control costs during our performance of fixed-price contracts, then we may incur losses on these contracts because we absorb any costs in excess of the fixed price. Under cost-plus-fee contracts, if costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, then we may not be able to obtain reimbursement for all such costs. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Because many of our contracts involve advanced designs and innovative technologies, we may experience unforeseen technological difficulties and cost overruns. Under each type of contract, if we are unable to control the costs we incur in performing under the contract, then our financial condition and results of operations could be materially adversely affected. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards

Our cash flow and profitability could be reduced if expenditures are incurred prior to the final receipt of a contract.
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
As of December 26, 2021, goodwill represented approximately 31% of our total assets. We test for impairment annually. If impairment testing indicates that the carrying value of a reporting unit exceeds its fair value, the goodwill of the reporting unit is deemed impaired. Accordingly, an impairment charge would be recognized for that reporting unit in the period identified.
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

Given the current market conditions and continued economic uncertainty in the U.S. defense industry, including sequestration and issues surrounding the national debt ceiling and COVID-19 related impacts to certain of our businesses, our future revenues, profits and cash flows could be substantially lower than our current projections. Market conditions, including increased price competitiveness specifically in the government services space, and procurements awarded on an LPTA rather than a best value basis, can significantly impact our projections. In addition, our ability to penetrate new international markets could also impact our current projections. Additional market factors could impact our projections and our ability to successfully develop new products and platforms. For example, our US reporting unit forecasts include the successful completion of certain performance criteria on new unmanned systems platforms, and acceptance of new unmanned systems platforms on a technical basis as well as from a political and government budgetary standpoint, including the assumption that products we have developed or will develop will become programs of record. In addition, market-based inputs to the calculations in the impairment test, such as weighted average cost of capital, and market multiples, could also be negatively impacted. Such circumstances may result in the future deterioration of the fair value of our reporting units and an impairment of our goodwill. Due to continual changes in market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be impaired in future periods. Any resulting impairment loss could harm our profitability and financial condition.

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

Federal and state income tax laws impose restrictions on the utilization of net operating loss (“NOL”) and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 of the Internal Revenue Code of 1986, as amended. We believe we underwent an ownership change in March 2010 that limited the Company’s federal annual utilization of NOL carryforwards. If the entire limitation amount is not utilized in a year, the excess can be carried forward and utilized in future years. For the year ended December 26, 2021, there was no impact of such limitations on the income tax provision since the amount of taxable income did not exceed the cumulative annual limitation amount. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOL or other tax attributes may be further limited.

In the fourth quarter of 2020, the Company determined, based upon generation of positive income in the past several years resulting in a cumulative income position, and based upon forecasted future taxable income taking into consideration expected future permanent and temporary tax differences, that a significant portion (approximately $80.1 million) of the valuation allowance against the carrying value of its deferred tax assets was no longer necessary. Given the current market conditions and continued economic uncertainty in the U.S. defense industry, including sequestration and issues surrounding the national debt ceiling and COVID-19 related impacts to certain of our businesses, including disruptions in supply chain, our future revenues, profits, cash flows, and taxable income could be substantially lower than our current projections. Market conditions, including increased price competitiveness specifically in the government services space, and procurements awarded on an LPTA rather than a best value basis, can significantly impact our projections. In addition, our ability to penetrate new international markets could also impact our current projections. Additional market factors could impact our projections and our ability to successfully develop new products and platforms. For example, our US reporting unit forecasts include the successful completion of certain performance criteria on new unmanned systems platforms, and acceptance of new unmanned systems platforms on a technical basis as well as from a political and government budgetary standpoint. In addition, reforms or changes to current tax regulations could impact the future utilization of our NOLs. Such circumstances may result in the expiration of our NOLs before we are able to utilize them, which could result in a requirement to record valuation allowances. Due to continual changes in market and general business conditions, we cannot predict whether, and to what extent, a valuation allowance may be required in future periods. Any resulting valuation allowances on our NOL carryforwards that are required to be recorded in future periods could adversely impact our profitability and financial condition.

We expect to incur substantial research and development costs and devote significant resources to identifying and developing new products and services, which could significantly reduce our profitability and may never result in revenue to us.
    Our future growth depends on penetrating new markets, adapting existing products to new applications, and introducing new products and services that achieve market acceptance. We plan to incur substantial research and development costs as part of our efforts to design, develop and commercialize new products and services and enhance existing products. We spent $35.2 million, or 4.3% of our revenue, in our fiscal year ended December 26, 2021 on internally funded research and development activities. We believe that there are significant investment opportunities in a number of business areas. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the future. Further, our research and development programs may not produce successful results, and our new products and services may not achieve market acceptance, create additional revenue or become profitable, which could materially harm our business, prospects, financial results and liquidity.
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

We are a company operating in a “critical infrastructure industry”, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we currently continue to operate, including our international operations. Notwithstanding our continued operations, COVID-19 has had negative impacts on certain of our operations, including employee absenteeism, our supply chain, vendors, transportation networks and customers, which have reduced certain of our sales and our margins, including as a result of preventative and precautionary measures that we, our suppliers, other businesses and governments are taking. The COVID-19 outbreak is a widespread public health crisis that is adversely affecting the economies and financial markets globally. Any resulting economic downturn could adversely affect demand for our products. The progression of this matter could also negatively impact our business or results of operations through the temporary or extended closure of our operating locations or those of our customers or suppliers. Despite progress in vaccination efforts, global economic activity remains uncertain and cannot be predicted with confidence. Further, in the first half of 2021, a new Delta variant of COVID-19 began to spread globally and caused an increase in COVID-19 cases in many places in the United States, and in November 2021, a new Omicron variant, which appears to be the most transmissible variant to date, was detected, which Omicron variant has since caused in increase in COVID-19 cases in multiple countries, including the United States. Public health officials and medical professionals have warned that COVID-19 cases may continue to spike due to the Delta variant and/or the Omicron variant, particularly if vaccination rates do not quickly increase or if additional, potent disease variants emerge. It is unclear how long the resurgence due to Delta or the resurgence due to Omicron will last, how severe the Delta resurgence or Omicron resurgence will be, and what safety measures governments will impose in response to the Delta resurgence or Omicron resurgence.

Since the end of our first quarter of 2020, COVID-19 has continued to impact our customers, markets and operations, including supply chain disruptions, delays of certain supplier deliveries, difficulties gaining access to certain locations, difficulties gaining access to customers, and decreased demand requirements of certain of our commercial aero, power and satcom customers. Importantly, COVID-19 customer and contractor-related travel and social distancing restrictions have delayed a number of our target drone, tactical drone and rocket system programs, missions and exercises. The extent to which COVID-19 may further impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. While we currently do not expect this matter to have a material impact on our results of operations, cash flows and financial position, the current level of uncertainty over the economic, business and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time.

We may need additional capital to fund the growth of our business, and financing may not be available on favorable terms or at all.

We currently anticipate that our available capital resources, amounts available under our Credit Agreement and operating cash flow will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, these resources may not be sufficient to fund the long-term growth of our business, especially in the event that we are awarded future multiple sizable production awards related to our tactical drone programs which require significant amounts of working capital to fund such growth. If we determine that it is necessary to raise additional funds, either through an expansion or refinancing of our Credit Agreement or through public or private debt offerings or additional equity financings, additional financing may not be available on terms favorable to us, or at all. Disruptions in the capital and credit markets could adversely affect our ability to access these markets. Limitations on our borrowing base contained in our Credit Agreement may limit our access to capital, and we could fall out of compliance with financial and other covenants contained in our Credit Agreement which, if not waived, would restrict our access to capital and could require us to pay down any then-existing debt under the Credit Agreement. Our lenders may not agree to extend additional or continuing credit under our Credit Agreement or waive restrictions on our access to capital. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of available opportunities, develop new products or otherwise respond to competitive pressures and our business, operating results or financial condition could be materially adversely affected.

Our cash may be subject to a risk of loss and we may be exposed to fluctuations in the market values of our portfolio investments and in interest rates.

Our assets include a significant amount of cash and investments. We adhere to an investment policy set by our board of directors which aims to preserve our financial assets, maintain adequate liquidity and maximize returns. We believe that our cash is held in institutions whose credit risk is minimal and that the value and liquidity of our deposits are accurately reflected in our Consolidated Financial Statements as of December 26, 2021. We currently invest the majority of our cash in institutional U.S. money market funds, institutional U.S. treasury money market funds, U.S. treasuries, and U.S. government agency securities, the performance of which are subject to additional market risks related to their respective issuers. Nearly all of our cash and bank deposits are not insured by the Federal Deposit Insurance Corporation. Therefore, our cash and any bank deposits that we now hold or may acquire in the future may be subject to risks, including the risk of loss or of reduced value or liquidity. In the future, should we determine that there is a decline in value of any of our portfolio securities which is not temporary in nature, this would result in a loss being recognized in our Consolidated Financial Statements.

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
We may be unable to bid on new contract awards or on follow-on awards for existing work, depending on the level of standard as required for each solicitation, which could adversely impact our revenues, operating margins and cash flows. The cost to comply with the new CMMC requirement has been significant and may increase. Further, we may be negatively impacted by our subcontractors if they are not compliant with these requirements.

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

Our international business represents 21% of our total revenue for the year ended December 26, 2021, which may be impacted by changes in foreign national priorities and government budgets and may be further impacted by global economic conditions and fluctuations in foreign currency exchange rates. Continued international economic uncertainty and reductions in consumer spending may result in reductions in our revenue.

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
•import-export control, including the imposition of tariffs, embargoes, export controls and other trade restrictions;
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
As of December 26, 2021, we had approximately $296.7 million of long-term borrowings outstanding, which is net of $3.3 million of unamortized debt issuance costs. As a result of this indebtedness, our interest payment obligations are significant. The degree to which we are leveraged could have adverse effects on our business, including the following:
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
As of December 26, 2021, approximately 10% of our consolidated assets, based on book value, and 13% of our consolidated revenues for the year ended December 26, 2021, were held by foreign subsidiaries, which do not guarantee the 6.5% Notes. Our ability to meet our debt service obligations with cash from foreign subsidiaries will depend upon the results of operations of these subsidiaries and may be subject to legal, contractual or other restrictions and other business considerations. In addition, dividend and interest payments to us from the foreign subsidiaries may be subject to foreign withholding taxes, which would reduce the amount of funds we receive from such foreign subsidiaries. Therefore, to the extent that we must use cash generated in foreign jurisdictions to make principal or interest payments on our debt, there may be a cost associated with repatriating the cash to the U.S. Dividends and other distributions from our foreign subsidiaries may also be subject to fluctuations in currency exchange rates and legal and other restrictions on repatriation, which could further reduce the amount of funds we receive from such foreign subsidiaries.
The agreements governing our debt impose significant operating and financial restrictions on us and our subsidiaries that may prevent us and our subsidiaries from pursuing certain business opportunities and restrict our ability to operate our business.
The Indenture governing our 6.5% Notes and the Credit Agreement subject us, and our subsidiaries, to several financial and other restrictive covenants, including limitations on liens or indebtedness, payment of dividends, transactions with affiliates, and mergers, sales or other dispositions of our assets.

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
The discontinuance of LIBOR and the replacement of LIBOR with an alternative reference rate may adversely affect our borrowing costs and could impact our business and results of operations.
Interest rates under our new Credit Agreement dated February 18, 2022 (the “2022 Credit Agreement”) are based partly on Term SOFR, the Secured Overnight Financing Rate. Interest rates under any other loan or commercial agreements may be based partly on LIBOR, the London interbank offered rate, which is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The FCA and LIBOR’s administrator, ICE Benchmark Administration, have since announced that most LIBOR settings will no longer be published after the end of 2021 but that the most widely used U.S. dollar LIBOR settings (i.e., rates for the calculation of one, three and six month LIBOR) will continue to be published until June 30, 2023. It is unclear whether new methods of calculating LIBOR for such periods will be established such that they continue to exist after June 30, 2023. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United States or elsewhere. If the method for calculation of LIBOR changes, if LIBOR is no longer available, or if lenders have increased costs due to changes in LIBOR, we may suffer from potential increases in interest rates under agreements that utilize LIBOR. Further, we may need to renegotiate any agreements that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. If a contract is not transitioned to an alternative variable rate and LIBOR is discontinued, the impact is likely to vary by contract.

Our usage of Term SOFR may also expose us to additional risks due to SOFR’s limited market history and our limited experience using SOFR as a reference rate. SOFR is a relatively new reference rate, as the publication of SOFR began in April 2019, and, therefore, it has a very limited history. The future performance of Term SOFR cannot be predicted based on the limited historical performance. Since the initial publication of SOFR, changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates, such as USD- LIBOR. As a result, the amount of interest we may pay on our 2022 Credit Agreement is difficult to predict. Furthermore, we and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management.

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected. Our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of December 26, 2021. However, although we continue to devote substantial time and resources to the documentation and testing of our controls, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. Any failure to remediate any future material weaknesses or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our consolidated financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At December 26, 2021, we owned or leased approximately 1.3 million square feet of floor space at 50 separate locations, primarily in the U.S., for manufacturing, warehousing, research and development, administration and various other uses. At December 26, 2021, we also leased approximately 103 acres of land, which included 98 acres in Ontario, Canada which is used by our CPI ASC Signal Division, Inc. (“ASC Signal”) business. We continually evaluate our current and future space capacity in relation to current and projected future staffing levels. We maintain our properties in good operating condition and believe that the productive capacity of our properties is adequate to meet current contractual requirements and those for the foreseeable future.
We have major operations at the following locations:
Kratos Government Solutions: Huntsville, AL; San Diego and San Jose, CA; Colorado Springs and Englewood, CO; Jupiter and Orlando, FL; Baltimore and Lanham, MD; Bristow, OK; Dallastown, PA; Plano, TX; and Alexandria and Chantilly, VA. Locations outside the U.S. include Australia, Canada, France, Germany, Israel, Norway, and the United Kingdom.
Unmanned Systems: Huntsville, AL; McClellan, Roseville and Sacramento, CA; Fort Walton Beach, FL, Oxford, MI; Oklahoma City, OK; Loyalhanna, PA; and Arlington and Round Rock, TX.

Corporate and other locations: San Diego, CA and Round Rock, TX.
The following is a summary of our floor space at December 26, 2021:

Square feet (in thousands)	Owned	Leased	Total
Kratos Government Solutions	517	947	1,464
Unmanned Systems	20	336	356
Corporate (includes San Diego, operations of KGS and US segments)	—	26	26
Total	537	1,309	1,846

See Note 6 of the Notes to Consolidated Financial Statements contained within this Annual Report for information regarding commitments under leases.

Item 3.  Legal Proceedings.

    See Note 15 of the Notes to Consolidated Financial Statements contained within this Annual Report for a discussion of our legal proceedings.

Item 4.  Mine Safety Disclosures.

    None.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
Our common stock is listed on the NASDAQ Global Select Market and is traded under the symbol “KTOS”.
Holders of Record
On February 18, 2022, there were 320 shareholders of record of our common stock.

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
The following performance graph presents a comparison of the five year cumulative stockholder return on our common stock against the cumulative total return of a broad equity market index, the Russell 2000 Stock Index, and one customized peer group consisting of the companies listed below, for the period commencing December 31, 2016 and ending December 31, 2021. The performance graph assumes an initial investment of $100 in our common stock and in each of the Russell 2000 Stock Index and the peer group, and further assumes that all dividends were reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Kratos Defense & Security Solutions, Inc., the Russell 2000 Index, and Peer Group

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21
Kratos Defense & Security Solutions, Inc
Peer Group
Russell 2000

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

The companies included in the Company’s Peer Group are: AAR Corp., Aerojet Rocketdyne Holdings, Inc., AeroVironment Inc., Comtech Telecommunications Corp., CPI Aerostructures Inc., Ducommun Inc., Frequency Electronics Inc., and Mercury Systems Inc.
Recent Sales of Unregistered Securities; Use of Proceeds
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
    None.

Item 6. Reserved

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

Our primary end customers are U.S. Government agencies, including the DoD, intelligence agencies, and other national and homeland security related agencies. We also conduct business with local, state and foreign governments and domestic and international commercial customers. In fiscal 2021, 2020 and 2019, we generated 70%, 73% and 71%, respectively, of our total revenues from contracts with the U.S. Government (including all branches of the U.S. military and including FMS), either as a prime contractor or a subcontractor. We believe our stable customer base, strong customer relationships, intellectual property, specialized and differentiated products, broad array of contract vehicles, “designed in” positions on strategic national security platforms, our targeted investments in strategic growth areas, large employee base possessing specialized skills, security clearances, specialized manufacturing facilities and equipment, extensive list of past performance qualifications, and significant management and operational capabilities position us for success.

Industry Background

In May 2021, the Biden administration released a $6.011 trillion federal budget proposal for the U.S. Government’s 2022 fiscal year (“FY”) that began on October 1, 2021, includes $753 billion in National Security funding, an increase of 1.6 percent over FY 2021, $715 billion of which is for the DoD. The 2022 National Security request amounts to a slight decrease for the Pentagon when adjusted for inflation, and is also slightly below the previous administration’s $722 billion FY 2022 request for the DoD. This is the first budget over the past decade that is not restricted by the discretionary spending caps under the Budget Control Act of 2011. The FY 2022 proposal also ends the “off-budget” funding pool known as the Overseas Contingency Operations, or OCO, account. A five-year Future Years Defense Program strategic priority spending plan that is typically submitted annually along with that year’s annual budget request, has not been submitted at this time. The FY 2022 National Security budget includes a focus on research and development for new technologies to address peer and near peer threats, including specifically China. The FY 2022 budget request prioritizes defense research and development, test and evaluation funding to invest in breakthrough technologies that are also focused on innovation and the development of next generation defense capabilities. The FY 2022 budget request also supports the DoD’s plan to divest legacy systems and programs in order to redirect the related resources to innovation, new technology and new programs, platforms and systems.

The budget environment, including COVID-19 spending increases proposed by the Biden administration, and uncertainty surrounding the debt ceiling and the appropriations process, remain significant short and long-term risks. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the current administration and Congress. To avert a government shutdown, on September 30, 2021, one day before the start of the U.S. Government’s FY 2022, President Biden signed H.R. 5305, a CRA, into law. While a CRA temporarily allows continued funding of contracts and programs at prior fiscal year levels, it also restricts new contract and program starts and restricts planned increases on existing production and other contracts, presenting resource allocation challenges for the Government customer and placing limitations on future planned program budgets. The CRA was further extended through March 11, 2022. On October 14, 2021 President Biden signed legislation temporarily raising the U.S. Government’s borrowing limits by $480 billion, in December 2021, it was further increased by $2.5 trillion. The increase in borrowing limit is expected to keep the US Federal Government funded into 2023. If an annual appropriations bill for FY 2022 is not timely enacted, we may face another government shutdown of unknown duration. If a prolonged CRA and/or government shutdown of the DoD were to occur, it could result in program cancellations, disruptions and/or stop work orders and could limit the U.S. Government’s ability to effectively progress programs and to make timely payments, and our ability to perform on our U.S. Government contracts and successfully compete for new work.

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

The nature of our operations exposes us to risks associated with pandemics, epidemics or other public health emergencies, such as the outbreak of COVID-19. In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world, including the U.S. Government and state and local governments, implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

We are a company operating in a “critical infrastructure industry”, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we currently continue to operate, including our international operations. Notwithstanding our continued operations, COVID-19 has had negative impacts on certain of our operations, including employee absenteeism, our supply chain, vendors, transportation networks and customers, which have reduced certain of our sales and our margins, including as a result of preventative and precautionary measures that we, our suppliers, other businesses and governments are taking. The COVID-19 outbreak is a widespread public health crisis that is adversely affecting the economies and financial markets globally. Any resulting economic downturn could adversely affect demand for our products. The progression of this matter could also negatively impact our business or results of operations through the temporary or extended closure of our operating locations or those of our customers or suppliers.

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

Since the end of the first quarter of 2020, COVID-19 has continued to impact our customers, markets and operations, including supply chain disruptions, delays of certain supplier deliveries, difficulties gaining access to certain locations, difficulties gaining access to customers, including instances related to previously scheduled drone and rocket system flights, demonstrations and exercises, and decreased demand requirements of certain of our commercial aero, power and satcom customers. Importantly, COVID-19 customer and contractor-related travel and social distancing restrictions have delayed a number of our target drone, tactical drone and rocket system programs, missions and exercises, and has delayed delivery and execution on certain of our international commercial satcom projects. Despite progress in vaccination efforts, global economic activity remains uncertain and cannot be predicted with confidence. Further, in the first half of 2021, a new Delta variant of COVID-19 began to spread globally and caused an increase in COVID-19 cases in many places in the United States, and in November 2021, a new Omicron variant, which appears to be the most transmissible variant to date, was detected, which Omicron variant has since caused in increase in COVID-19 cases in multiple countries, including the United States. Public health officials and medical professionals have warned that COVID-19 cases may continue to spike due to the Delta variant and/or the Omicron variant, particularly if vaccination rates do not quickly increase or if additional, potent disease variants emerge. It is unclear how long the resurgence due to Delta or the resurgence due to Omicron will last, how severe the Delta resurgence or Omicron resurgence will be, and what safety measures governments will impose in response to the Delta resurgence or Omicron resurgence. The extent to which COVID-19 may further impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects.

While we currently do not expect this matter to have a material impact on our results of operations, cash flows and financial position, the current level of uncertainty over the economic, business and operational impacts of COVID-19, including the impact on employee absenteeism, vendor and supply chain and other resources, means the related financial impact cannot be reasonably estimated at this time. Our Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect estimates and assumptions made by management as of December 26, 2021. Events and changes in circumstances arising after December 26, 2021, including those resulting from the continuing impacts of COVID-19, will be reflected in management’s estimates for future periods.
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

Discontinued Operations

On February 28, 2018, the Company entered into a Stock Purchase Agreement to sell the operations of Kratos Public Safety & Security Solutions, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“PSS”), to Securitas Electronic Security, Inc., a Delaware corporation (“Buyer”). On June 11, 2018, we completed the sale of all of the issued and outstanding capital stock of PSS to Buyer for a purchase price of $69 million in cash, subject to a closing net working capital adjustment (the “Transaction”). To date, we have received approximately $68.9 million of aggregate net cash proceeds from the Transaction, after taking into account amounts that were paid by us pursuant to a negotiated transaction services agreement between us and the Buyer, receipt of approximately $7.3 million in net working capital retained by the Company, and associated transaction fees and expenses, and including the impact of the closing net working capital adjustment which was settled with the Buyer in the fourth quarter of 2021. Included in the year ended December 26, 2021 is approximately $1.1 million of loss from discontinued operations related to the final working capital settlement.

For additional information regarding discontinued operations, see Note 9 of the Notes to Consolidated Financial Statements contained within this Annual Report.

Key Financial Statement Concepts

As of December 26, 2021, we consider the following factors to be important in understanding our financial statements.

Our business with the U.S. Government and prime contractors is generally performed under fixed-price, cost reimbursable, or time and materials contracts. Cost reimbursable contracts for the U.S. Government provide for reimbursement of costs plus the payment of a fee. Some cost reimbursable contracts include award and incentive fees that are awarded based on performance on the contract. Under time and materials contracts, we are reimbursed for labor hours at negotiated hourly billing rates and reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expenses.

For the majority of contracts, we satisfy the underlying performance obligations over time as the customer obtains control or receives benefits as work is performed on the contract. We generally recognize revenue over time as we perform on long-term contracts because of continuous transfer of control to the customer. For U.S. government contracts, this continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. Similarly, for non-U.S. government contracts, the customer typically controls the work in process as evidenced either by contractual termination clauses or by our rights to payment of the transaction price associated with work performed to date on products or services that do not have an alternative use to the Company. As a result, under ASC 606 revenue is recognized over time using the cost-to-cost method (cost incurred relative to total estimated cost at completion).

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

We manage and assess the performance of our businesses based on our performance on individual contracts and programs obtained generally from government organizations. Due to the Federal Acquisition Regulation rules that govern our business, most types of costs are allowable, and we do not focus on individual cost groupings (such as cost of sales or general and administrative costs) as much as we do on total contract costs, which are a key factor in determining contract operating income. As a result, in evaluating our operating performance, we look primarily at changes in sales and service revenues and operating income, including the effects of significant changes in operating income. Changes in contract revenue and cost estimates are reviewed on a contract-by-contract basis and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision in accordance with accounting principles generally accepted in the U.S. (“GAAP”). Significant management judgments and estimates, including the estimated costs to complete the project, which determine the project’s percentage complete, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates.

Results of Operations

Comparison of Results for the Year Ended December 26, 2021 to the Year Ended December 27, 2020

Revenues. Revenues by reportable segment for the years ended December 26, 2021 and December 27, 2020 are as follows (in millions):

	2021	2020	$ Change	% Change
Kratos Government Solutions
Service revenues	$214.5	$248.7	$(34.2)	(13.8)%
Product sales	365.1	312.0	53.1	17.0%
Total Kratos Government Solutions	579.6	560.7	18.9	3.4%
Unmanned Systems
Service revenues	4.9	—	4.9
Product sales	227.0	187.0	40.0	21.4%
Total Unmanned Systems	231.9	187.0	44.9	24.0%
Total revenues	$811.5	$747.7	$63.8	8.5%

Total service revenues	$219.4	$248.7	$(29.3)	(11.8)%
Total product sales	592.1	499.0	93.1	18.7%
Total revenues	$811.5	$747.7	$63.8	8.5%

Revenues increased $63.8 million to $811.5 million for the year ended December 26, 2021 from $747.7 million for the year ended December 27, 2020. Revenues in our KGS segment increased $18.9 million primarily due to the increase in revenue of approximately $19.5 million from ASC Signal which we acquired in June 2020, as well as increases in our space, satellite and cyber business of $24.5 million, and increases of $7.9 million in our microwave products and turbine technologies businesses, offset by reductions of $26.1 million in our training solutions business primarily resulting from a loss of an international training contract and reductions of $6.9 million in our C5ISR and rocket support services businesses primarily resulting from COVID related and supply chain delays and disruptions. Revenues in our US segment increased $44.9 million primarily due to increased revenues on our SSAT 177, AFSAT 167 and Valkyrie programs, and due to increased revenues of approximately $4.5 million from a full year’s operating results for our 5-D Systems, Inc. (“5-D Systems”) acquisition.

Product sales increased $93.1 million to $592.1 million for the year ended December 26, 2021 from $499.0 million for the year ended December 27, 2020, primarily as a result of increased production activity in our US segment, increased production in our microwave products, space and satellite business, including the ASC Signal acquisition, and higher turbine technologies product sales. As a percentage of total revenue, product sales were 73.0% for the year ended December 26, 2021, as compared to 66.7% for the year ended December 27, 2020. Service revenues decreased by $29.3 million to $219.4 million for the year ended December 26, 2021, from $248.7 million for the year ended December 27, 2020. The decrease was primarily related to lower turbine technologies service revenue, reductions in our training solutions business, as well as impacts resulting from COVID-19.

Cost of revenues.  Cost of revenues increased to $586.4 million for the year ended December 26, 2021, from $544.5 million for the year ended December 27, 2020. The $41.9 million increase in cost of revenues was primarily a result of the overall increase in revenue discussed above.

Gross margin percentage increased to 27.7% for the year ended December 26, 2021, compared to 27.2% for the year ended December 27, 2020. Margins on services increased to 28.8% for the year ended December 26, 2021, from 26.6% for the year ended December 27, 2020, due primarily to a more favorable mix of revenues, primarily in our space, training & cyber business and in our turbine technologies business. Margins on product sales decreased for the year ended December 26, 2021, as compared to December 27, 2020 to 27.3% from 27.5%, respectively, primarily due to a less favorable mix of certain programs with an increase in lower margin developmental programs. Margins in the KGS segment increased to 30.3% for the year ended December 26, 2021, from 29.2% for the year ended December 27, 2020. Margins in the US segment increased to 21.4% for the year ended December 26, 2021 from 21.0% for the year ended December 27, 2020, primarily due to a more favorable mix of products produced and shipped in the year ended December 26, 2021.

Selling, general and administrative expenses (SG&A).  SG&A increased $15.7 million to $160.2 million for the year ended December 26, 2021, from $144.5 million for the year ended December 27, 2020, primarily reflecting the increase in revenues. As a percentage of revenues, SG&A increased to 19.7% for the year ended December 26, 2021 from 19.3% for the year ended December 27, 2020 due primarily to an increase in stock compensation expense from $21.0 million in the year ended December 27, 2020 to $25.8 million in the year ended December 26, 2021 and due to increases in infrastructure costs including costs related to CMMC compliance.

Research and development (R&D) expenses. R&D expenses were $35.2 million for the year ended December 26, 2021 and $27.0 million for the year ended December 27, 2020, with the primary increases in expenses being in our space and satellite communications business. As a percentage of revenues, R&D increased to 4.3% of revenues for the year ended December 26, 2021, from 3.6% of revenues for the year ended December 27, 2020. R&D expenses are made by the Company, typically in conjunction with our customers, for the Company to achieve a “first to market” position with our products or technology. We also invest in R&D expenses to achieve market leading “designed in” positions on major programs, platforms or systems.

Restructuring expenses and other. The expense of $0.7 million for the year ended December 27, 2020 primarily consisted of employee termination costs related to personnel reduction actions taken during the year.

Other expense, net. Other expense, net, increased to $23.5 million from $22.5 million for the years ended December 26, 2021 and December 27, 2020, respectively, primarily as a result of the reduction of interest income and increases in foreign transaction losses.

    Provision (benefit) for income taxes from continuing operations. The Company recorded an income tax provision of $3.9 million for the year ended December 26, 2021, compared to an income tax benefit of $73.5 million for the year ended December 27, 2020. The income tax benefit for 2020 includes a non-cash benefit of $80.1 million related to the reversal of a significant portion of the Company’s valuation allowance on its U.S. deferred tax assets.

Loss from discontinued operations. The loss from discontinued operations was $2.1 million for the year ended December 26, 2021, and $0.9 million for the year ended December 27, 2020, primarily reflecting the final settlement of the closing net working capital dispute with the Buyer of the PSS business and related legal expenses, as well as work performed in relation to outstanding tasks on legacy projects retained by us following the sale of the PSS business.

For a comparison of the Company’s results of operations for the fiscal year ended December 29, 2019 to the fiscal year ended December 27, 2020, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 27, 2020, which was filed with the U.S. Securities and Exchange Commission on February 22, 2021.

Liquidity and Capital Resources

As of December 26, 2021, we had cash and cash equivalents of $349.4 million compared with cash and cash equivalents of $380.8 million as of December 27, 2020, which includes $29.4 million and $29.2 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds; however, earnings of these foreign subsidiaries are essentially considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. they could be repatriated, and their repatriation into the U.S. may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

Our total debt, including principal due on the 6.5% Notes, net of debt issuance costs of $3.3 million, decreased by $4.8 million to $296.7 million as of December 26, 2021 from $301.5 million as of December 27, 2020. The decrease in total debt was due to the amortization of debt issuance costs, payments of approximately $5.1 million on loans entered into in 2020 with two banks in Israel (as fully described below), and the forgiveness of $0.5 million in loans assumed in connection with the acquisition of 5-D Systems (as fully described below).

We use our operating cash flow to finance trade accounts receivable, fund necessary increases in inventory and non-recurring engineering, fund capital expenditures, our internal research and development investments and our ongoing operations, service our debt and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services since a number of our receivables are contractually billable and due to us only when certain contractual milestones are achieved, certain of which are not achieved until final shipment and acceptance of our products. Financing increases in inventory balances is necessary to fulfill shipment requirements to meet delivery schedules of our customers. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our days sales outstanding (“DSO”) have decreased to 128 days as of December 26, 2021 from 133 days as of December 27, 2020. Our DSOs are impacted by the achievement of contractual billing milestones, such as equipment shipments and deliveries on certain products, and for certain flight requirements that must be fulfilled on certain aerial target programs, or final billings which are not due until completion on certain projects, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time.

In November 2019, a large training solutions program was terminated for convenience (“T for C”) by the customer. Under a T for C, a contractor is entitled to seek specified costs through a termination settlement process including (1) the contract price for completed supplies and services accepted by the government but not previously paid for; (2) the cost incurred in the performance of work terminated plus a reasonable profit on those costs; and (3) its costs incurred in settling with subcontractors and preparing and settling the termination proposal. However, we will not be able to collect the total withheld amounts until the settlement terms of the T for C have been negotiated and agreed to with the customer. At December 26, 2021, approximately $8.2 million in unbilled receivables remain outstanding on this project. In addition, we are currently in dispute with an international customer in our US segment over approximately $10.0 million in unbilled receivables outstanding as of December 26, 2021. The dispute concerns the completion of certain system requirements and contractual milestones. The Company alleges breach of contract, as well as other claims against the customer and seeks damages and other equitable relief. The customer has asserted counterclaims seeking liquidated damages and additional relief. We have evaluated the present facts of the matters and performed a reassessment of the contractual amounts due, as well as the claims asserted by each of the parties, and have determined that no adjustment to previously recognized revenue, or the corresponding unbilled receivables, is necessary at December 26, 2021.

A summary of our net cash provided by operating activities from continuing operations from our Consolidated Statements of Cash Flows is as follows (in millions):

	Year Ended
	December 26, 2021	December 27, 2020
Net cash provided by operating activities from continuing operations	$35.3	$44.7

Our net cash provided by operating activities from continuing operations for the year ended December 26, 2021 decreased by $9.4 million to $35.3 million for the year ended December 26, 2021 compared to $44.7 million for the year ended December 27, 2020. Net cash provided by operating activities from continuing operations was primarily impacted by net changes in assets and liabilities (net of acquisitions) of $12.7 million in the year ended December 26, 2021 as compared to the year ended December 27, 2020. Included in these changes is approximately $9.5 million of payroll related taxes that were deferred during 2020 under the CARES Act, 50 percent of which was required to be paid by end of the 2021 with the remainder required to be paid by the end of 2022. In addition, approximately $4.4 million in 2021 was invested in non-recurring engineering costs for certain motors we are developing.

    Our net cash used in investing activities from continuing operations is summarized as follows (in millions):

	Year Ended
	December 26, 2021	December 27, 2020
Investing activities:
Cash paid for acquisitions, net of cash acquired	$(12.3)	$(51.5)
Proceeds from sale of assets	2.2	0.1
Proceeds from insurance	4.5	—
Capital expenditures	(46.5)	(35.9)
Net cash used in investing activities from continuing operations	$(52.1)	$(87.3)

    Net cash used in investing activities from continuing operations for year ended December 26, 2021 is comprised of the acquisition of CTT Inc., a payment due under the FTT acquisition agreement, and capital expenditures which consist primarily of investments in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business. The remaining purchase price consideration of the CTT Inc. acquisition of approximately $15.2 million was made on December 30, 2021. Net cash used in investing activities from continuing operations for the year ended December 27, 2020 was comprised of the acquisitions of ASC Signal, Technical Directions, Inc. (“TDI”), Optimized Performance Machining, Inc.(“OPM”) and 5-D Systems, a payment due under the FTT acquisition agreement, and capital expenditures which consist primarily of investments in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business. During the year ended December 26, 2021, capital expenditures of approximately $28.6 million were incurred in our US business, primarily related to our unmanned combat target initiative, including capital expenditures for Valkyries we are building in advance of contract award.

Our net cash provided by (used in) financing activities from continuing operations is summarized as follows (in millions):

	Year Ended
	December 26, 2021	December 27, 2020
Financing activities:
Proceeds from the issuance of long-term debt	$—	$5.1
Proceeds from the issuance of common stock	$—	$240.4
Repayment under credit facility and debt	(5.1)	(0.6)
Payments of employee taxes withheld from share-based awards	(9.1)	(1.4)
Payments under finance leases	(1.0)	(0.6)
Proceeds from shares issued under equity plans	5.9	4.8
Net cash provided by (used in) financing activities from continuing operations	$(9.3)	$247.7

Net cash used in financing activities from continuing operations was $9.3 million for the year ended December 26, 2021 and consisted primarily of payroll withholding taxes paid from vested restricted stock units traded for taxes of $9.1 million, and the pay-off of $5.1 million of indebtedness in our Israeli subsidiary which was issued in 2020. Net cash provided by financing activities from continuing operations was $247.7 million for the year ended December 27, 2020 and consisted primarily of net proceeds of $240.4 million from our completed equity offering of approximately 15.5 million shares of common stock.

The net operating cash flows of discontinued operations is summarized as follows (in millions):

	Year Ended
	December 26, 2021	December 27, 2020
Net operating cash flows of discontinued operations	$(4.5)	$1.9

    The net operating cash flow of discontinued operations for the year ended December 26, 2021 is substantially related to the final settlement of the closing working capital of our discontinued PSS business which was a payment of approximately $3.0 million, which included a $1.1 million charge recorded in the third and fourth quarters of 2021 related to the settlement as well as the payment of related legal fees. The net operating cash flow of discontinued operations for the year ended December 27, 2020 is substantially related to the approximately $3.1 million collected on amounts due related to the legacy projects retained by us following the sale of our PSS business unit, partially offset by the loss from operations from our discontinued PSS business unit of $0.9 million.

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

The Indenture contains covenants limiting, among other things, our ability and the Subsidiary Guarantors’ ability to: (a) pay dividends on or make distributions or repurchase or redeem the Company’s capital stock or make other restricted payments; (b) incur additional debt and guarantee debt; (c) prepay, redeem or repurchase certain debt; (d) issue certain preferred stock or similar equity securities; (e) make loans and investments; (f) sell assets; (g) incur liens; (h) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (i) enter into transactions with affiliates; and (j) enter into agreements restricting our ability and certain of our subsidiaries’ ability to pay dividends. These covenants are subject to a number of exceptions. As of December 26, 2021, we were in compliance with the covenants contained in the Indenture governing the 6.5% Notes.

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

As of December 26, 2021, there were no borrowings outstanding on the Credit Agreement and $6.5 million was outstanding on letters of credit, resulting in net borrowing base availability of $66.6 million. We were in compliance with the financial covenants of the Credit Agreement as of December 26, 2021.

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

Other Liquidity Matters

The following is a discussion of how we expect to fund our short- and long-term liquidity needs from known contractual and other obligations.

The majority of our revenue is derived from contracts and programs that can span several years. We enter into agreements with suppliers and subcontractors for goods and services in support of these contracts and programs with payment terms that are generally aligned with the payment terms from our customers. In some instances, we require advance payments or deposits from our customers, which help fund our purchase commitments and reduce the risk of customer performance.

As of December 26, 2021, we had contractual commitments to repay debt, make payments under finance and operating leases, repay obligations related to agreements to purchase goods and services and settle tax and other liabilities. The following table summarizes our contractual obligations and other commitments as of December 26, 2021, and the effect such obligations could have on our liquidity and cash flow in future periods (in millions):

	Total	Due within 1 Year
Total debt	$300.0	$—
Interest payment	78.0	19.5
Purchase orders	179.7	135.3
Operating leases	49.5	12.5
Finance leases	73.6	4.1
Total contractual cash obligations and commitments	$680.8	$171.4

The 6.5% Notes in the aggregate outstanding principal amount of $300.0 million are due November 30, 2025. As of December 26, 2021, we have $6.5 million of standby letters of credit outstanding. Our letters of credit are primarily related to milestone payments received from foreign customers for which the customer has not yet received the product. Information regarding our debt payments and lease agreements can be found in Notes 5 and 6 to the Consolidated Financial Statements contained in this Annual Report. Additional information regarding our financial commitments is provided in the Note 15 to Consolidated Financial Statements contained in this Annual Report.

We believe our cash on hand, together with funds available under the Credit Agreement and cash expected to be generated from operating activities will be sufficient to fund our short- and long-term liquidity needs. As discussed in Item 1A “Risk Factors” contained within this Annual Report, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in our industry deteriorate, our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues or further reduce our expenses, we may experience, in the future, a significant long-term negative impact to our financial results and cash flows from operations. In such a situation, we could fall out of compliance with our financial and other covenants which, if not waived, could limit our liquidity and capital resources.

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

For the majority of contracts, we satisfy the underlying performance obligations over time as the customer obtains control or receives benefits as work is performed on the contract. We generally recognize revenue over time as we perform on long-term contracts because of continuous transfer of control to the customer. For U.S. government contracts, this continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. Similarly, for non-U.S. government contracts, the customer typically controls the work in process as evidenced either by contractual termination clauses or by our rights to payment of the transaction price associated with work performed to date on products or services that do not have an alternative use to the Company. As a result, under ASC 606 revenue is recognized over time using the percentage-of-completion cost-to-cost method (cost incurred relative to total estimated cost at completion).

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

KGS has five operating businesses: Defense Rocket Support Services (“DRSS”), Microwave Electronics (“ME”), Space, Training and Cybersecurity Solutions (“ST&C”), C5ISR Systems/Modular Systems (“MS”), and Kratos Turbine Technologies (“KTT”), that provide technology based defense solutions, involving products and services, primarily for mission critical U.S. national security priorities, with the primary focus relating to the nation’s Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance (“C5ISR”) and Reconnaissance requirements. The US reportable segment provides unmanned aerial systems, unmanned ground, and unmanned seaborne systems. We have identified our reporting units to be the DRSS, ME, ST&C, MS, and KTT operating segments, within the KGS reportable segment, and the US reportable segment, each of which has been assessed and evaluated for potential impairment in our fiscal year 2021 annual test.

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

The carrying value of goodwill of the US and KGS reportable segments, was $114.1 million and $379.8 million, respectively, at December 26, 2021.

In determining the fair value of our reporting units, there are key assumptions related to our future operating performance and revenue growth. If the actual operating performance and financial results are not consistent with our assumptions, a further impairment in our $493.9 million goodwill and $43.2 million long-lived intangibles could occur in future periods. In particular, the US reporting unit fair value includes assumptions that the development of the high performance UCAS product is successful and we are awarded future contracts for new tactical unmanned aircraft systems. Additionally, the US reporting unit fair value assumes that the U.S. Navy will continue to award full rate production contracts for the Sub-Sonic Aerial Target. Our goodwill impairment assessment includes assumptions of the entry to new international markets for which we have not yet penetrated. Additional risks for goodwill across all reporting units include, but are not limited to, the risks discussed in Item 1A “Risk Factors” contained within this Annual Report and:

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

The effective tax rate at December 26, 2021 for annual and interim reporting periods could be impacted if uncertain tax positions that are not recognized at December 26, 2021 are settled at an amount which differs from our estimate.

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

Exposure to market risk for changes in interest rates relates to our outstanding debt. We are exposed to interest rate risk, primarily through our borrowing activities under the Credit Agreement discussed under “Liquidity and Capital Resources” above. Based on our current outstanding balances, a 1% change in the LIBOR would not materially impact our financial position. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments were contracted with investment grade counterparties to reduce exposure to interest rate risk on our prior credit facilities. We had no outstanding derivative financial instruments as of December 26, 2021.

We are also exposed to market risk due to the current phase out of LIBOR and the subsequent replacement with alternative reference rates, including SOFR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely impact our interest rates and related interest expense. Risks and uncertainties related to the LIBOR phase out are further described in Part I, Item 1A. Risk Factors- "The discontinuance of LIBOR and the replacement of LIBOR with an alternative reference rate may adversely affect our borrowing costs and could impact our business and results of operations.”

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

Our cash and cash equivalents as of December 26, 2021 were $349.4 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on our net income for the year ended December 26, 2021.

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

As required by Rule 13a-15(b) and 15d-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 26, 2021.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment of and conclusion on the effectiveness of internal control over financial reporting as of December 26, 2021 did not include the internal controls of CTT Inc. which was acquired by the Company on December 10, 2021. The total assets of CTT Inc., which are now included in the MP Division, in aggregate, are approximately 0.6% of the total assets of the Company, and the revenues of CTT Inc. comprise approximately 1.2% of the revenues of the Company, as such amounts for the Company are reflected in the Company’s Consolidated Financial Statements as of and for the fiscal year ended December 26, 2021 included in this Annual Report.

Our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 26, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial accounting and reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of the fiscal year ended December 26, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2022 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 26, 2021.

Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2022 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 26, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2022 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 26, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2022 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 26, 2021.

Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2022 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 26, 2021.

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

(a) (3)  Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date (File No.)	Exhibit	Filed- Furnished Herewith
2.1	Stock Purchase Agreement, dated February 28, 2018 among Kratos Defense & Security Solutions, Inc., Kratos Public Safety Security Solutions, Inc. and Securitas Electronic Security, Inc.	10-Q	5/10/2018 (001-34460)	2.2
2.2**	Purchase Agreement, dated February 27, 2019, by and among Kratos Defense & Security Solutions, Inc., Shirley Brostmeyer, (“SB”), Joseph Brostmeyer (“JB”), certain trusts established by SB, JB and members of their immediate family, and JB, as the Sellers Representative.	10-Q	5/08/2019 (001-34460)	2.3
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc., as amended.	10-K	2/27/2017 (001-34460)	3.1
3.2	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc., as amended.	10-K	2/27/2017 (001-34460)	3.2
4.1	Specimen Stock Certificate.	10-K	2/27/2017 (001-34460)	4.1
4.2	Indenture, dated as of November 20, 2017, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent.	8-K	11/21/2017 (001-34460)	4.1
4.3	First Supplemental Indenture, dated as of December 21, 2017, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantor as party thereto, and Wilmington Trust, National Association, as Trustee.	10-K	02/28/2018 (001-34460)	4.5
4.4	Description of Equity Securities Registered under Section 12 of the Exchange Act.	10-K	02/24/2020 (001-34460)	4.4
10.1#	Form of Indemnification Agreement by and between Kratos Defense & Security Solutions, Inc. and its directors and executive officers.	10-Q	08/04/2011 (001-34460)	10.8
10.2#	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	07/31/2017 (001-34460)	99.1
10.3#	2005 Equity Incentive Plan.	S-8	08/01/2005 (333-127060)	99.2
10.4#	Form of Stock Option Agreement pursuant to the 2005 Equity Incentive Plan.	S-8	08/01/2005 (333-127060)	99.1
10.5#	Form of Restricted Stock Unit Agreement and Form of Notice of Grant of Restricted Stock Units under the 2005 Equity Incentive Plan.	8-K	01/17/2007 (000-27231)	99.3
10.6#	2011 Equity Incentive Plan.	DEF 14A	04/15/2011 (001-34460)	n/a
10.7#	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement pursuant to the 2011 Equity Incentive Plan.	8-K	11/18/2011 (001-34460)	10.2
10.8#	2014 Equity Incentive Plan.	8-K	06/05/2020 (001-34460)	10.1

10.9#	Form of Restricted Stock Unit Grant & Notice and Form of Restricted Stock Unit Award Agreement pursuant to the 2014 Equity Incentive Plan.	10-K	02/24/2020 (01-34460)	10.15
10.10#	Second Amended and Restated Executive Employment Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Eric DeMarco.	10-Q	08/04/2011 (001-34460)	10.3
10.11#	Second Amended and Restated Severance and Change of Control Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Deanna Lund.	10-Q	08/04/2011 (001-34460)	10.4
10.12	Amended and Restated Credit and Security Agreement, dated as of November 20, 2017, among Kratos Defense & Security Solutions, Inc., as Borrower, the lenders named therein, SunTrust Bank, as Agent, and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Sole Book Runner.	8-K	11/21/2017 (001-34460)	10.1
10.13	First Amendment to Amended and Restated Credit and Security Agreement, dated June 11, 2018, among Kratos Defense & Security Solutions, Inc., as Borrower, each of the Credit Parties and Required Lenders party thereto and SunTrust Bank as Agent.	8-K	06/13/2018 (001-34460)	10.1
10.14	Office Lease, dated as of May 1, 2017, by and between Kratos Defense & Security Solutions, Inc. and TPP 212 Scripps, LLC.	10-Q	05/04/2017 (001-34460)	10.2
10.15	Exchange Agreement, dated February 27, 2019, by and among Kratos Defense & Security Solutions, Inc., FTT CORE, LLC, Florida Turbine Technologies, Inc., Shirley Brostmeyer (“SB”), Joseph Brostmeyer (“JB”), and certain trusts established by SB, JB and members of their immediate family, and JB, as the Sellers Representative.	10-Q	05/08/2019 (001-34460)	10.2
10.16#	Employment Agreement, effective January 1, 2020 by and between Kratos Defense and Security Systems, Inc. and Phil Carrai	10-Q	05/7/2020 (001-34460)	10.2
10.17#	Employment Agreement, effective November 18, 2020 by and between Kratos Defense and Security Systems, Inc. and Steven Fendley	10-K	02/25/2021 001-34460	10.19
10.18	Amended and Restated Lease Agreement, dated as of December 20, 2019, by and between STORE Capital Acquisitions, LLC and Kratos RT Logic, Inc.	10-K	02/28/2019 001-34460	10.34
10.19
First Amendment to Exchange Agreement, dated as of February 18, 2022, by and among Kratos Defense & Security Solutions, Inc. , FTT CORE, LLC, Florida Turbine Technologies, Inc., Shirley Brostmeyer (“SB”), Joseph Brostmeyer (“JB”), and certain trusts established by SB, JB and members of their immediate family, and JB, as the Sellers Representative.
		10-K			*
21.1	List of Subsidiaries.				*
23.1	Consent of Independent Registered Public Accounting Firm.				*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.	*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.	*
101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	*

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
Date: February 22, 2022

Kratos Defense & Security Solutions, Inc.

By:	/s/ Eric M. DeMarco
Eric M. DeMarco President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric M. DeMarco Eric M. DeMarco	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2022

/s/ Deanna H. Lund Deanna H. Lund	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	February 22, 2022

/s/ Maria Cervantes de Burgreen Maria Cervantes de Burgreen	Vice President and Corporate Controller (Principal Accounting Officer)	February 22, 2022

/s/ Scott Anderson Scott Anderson	Director	February 22, 2022

/s/ William Hoglund William Hoglund	Director	February 22, 2022

/s/ Scot Jarvis Scot Jarvis	Director	February 22, 2022

/s/ Jane E. Judd Jane E. Judd	Director	February 22, 2022

/s/ Sam Liberatore Sam Liberatore	Director	February 22, 2022

/s/ Amy Zegart Amy Zegart	Director	February 22, 2022

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Kratos Defense & Security Solutions, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kratos Defense & Security Solutions, Inc. and subsidiaries (the "Company") as of December 26, 2021 and December 27, 2020, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three fiscal years in the period ended December 26, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 26, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 26, 2021 and December 27, 2020, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 26, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Goodwill Impairment Analysis — Refer to Note 3 to the consolidated financial statements

Critical Audit Matter Description

The goodwill balance at December 26, 2021 was $493.9 million which is allocated among various reporting units.

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

/s/ Deloitte & Touche LLP

San Diego, California
February 22, 2022

We have served as the Company’s auditor since 2013.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
December 26, 2021 and December 27, 2020
 (in millions, except par value and number of shares)

	2021	2020
Assets
Current assets:
Cash and cash equivalents	$349.4	$380.8
Restricted cash	—	0.7
Accounts receivable, net	93.9	95.3
Unbilled receivables, net	190.8	177.0
Inventoried costs	91.7	81.2
Prepaid expenses	9.8	12.0
Other current assets	22.5	17.8
Total current assets	758.1	764.8
Property, plant and equipment, net	168.3	143.8
Operating lease right-of-use assets	38.5	42.9
Goodwill	493.9	483.9
Intangible assets, net	43.2	43.0
Other assets	87.5	84.4
Total assets	$1,589.5	$1,562.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$50.4	$55.4
Accrued expenses	27.2	34.7
Accrued compensation	47.3	48.1
Accrued interest	1.5	1.5
Billings in excess of costs and earnings on uncompleted contracts	58.1	34.0
Current portion of operating lease liabilities	10.1	8.9
Other current liabilities	25.7	11.9
Current liabilities of discontinued operations	0.8	3.1
Total current liabilities	221.1	197.6
Long-term debt	296.7	301.0
Operating lease liabilities, net of current portion	32.7	38.6
Other long-term liabilities	76.2	83.0
Long-term liabilities of discontinued operations	2.5	2.5
Total liabilities	629.2	622.7
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	15.2	14.8
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 authorized, 0 shares outstanding at December 26, 2021 and December 27, 2020	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 123,987,424 and 123,047,147 shares issued and outstanding at December 26, 2021 and December 27, 2020, respectively	—	—
Additional paid-in capital	1,578.9	1,556.3
Accumulated other comprehensive loss	0.6	1.4
Accumulated deficit	(634.4)	(632.4)
Total stockholders’ equity	945.1	925.3
Total liabilities and stockholders’ equity	$1,589.5	$1,562.8

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 26, 2021, December 27, 2020, and December 29, 2019
(in millions, except per share amounts)

	2021	2020	2019
Service revenues	$219.4	$248.7	$272.6
Product sales	592.1	499.0	444.9
Total revenues	811.5	747.7	717.5
Cost of service revenues	156.2	182.5	192.0
Cost of product sales	430.2	362.0	335.5
Total costs	586.4	544.5	527.5
Gross profit	225.1	203.2	190.0
Selling, general and administrative expenses	160.2	144.5	130.8
Merger and acquisition related items	1.8	1.7	2.3
Research and development expenses	35.2	27.0	18.0
Restructuring expenses and other	—	0.7	0.9
Operating income	27.9	29.3	38.0
Other expense:
Interest expense, net	(23.4)	(22.8)	(21.6)
Other income (expense), net	(0.1)	0.3	(0.7)
Total other expense, net	(23.5)	(22.5)	(22.3)
Income from continuing operations before income taxes	4.4	6.8	15.7
Provision (benefit) for income taxes from continuing operations	3.9	(73.5)	4.8
Income from continuing operations	0.5	80.3	10.9
Discontinued operations
Income (loss) from operations of discontinued component	(2.3)	(1.2)	1.9
Income tax expense (benefit)	(0.2)	(0.3)	0.2
Income (loss) from discontinued operations	(2.1)	(0.9)	1.7
Net income (loss)	$(1.6)	$79.4	$12.6
Less: Net income (loss) attributable to noncontrolling interest	0.4	(0.2)	0.1
Net income (loss) attributable to Kratos	$(2.0)	$79.6	$12.5
Basic income and (loss) per common share attributable to Kratos:
Income from continuing operations	$0.00	$0.70	$0.10
Income (loss) from discontinued operations	(0.02)	(0.01)	0.02
Net income (loss) per common share	$(0.02)	$0.69	$0.12
Diluted income (loss) per common share attributable to Kratos:
Income from continuing operations	$0.00	$0.68	$0.10
Income (loss) from discontinued operations	(0.02)	(0.01)	0.01
Net income (loss) per common share	$(0.02)	$0.67	$0.11
Weighted average common shares outstanding:
Basic	124.6	115.5	106.0
Diluted	128.0	118.7	109.2

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years ended December 26, 2021, December 27, 2020, and December 29, 2019
(in millions, except per share amounts)

	2021	2020	2019
Net income (loss)	$(1.6)	$79.4	$12.6
Other comprehensive income (loss):
Change in cumulative translation adjustment	(0.8)	2.0	0.1
Postretirement benefit reserve adjustment net of tax expense (income)	—	(0.2)	0.2
Other comprehensive income (loss), net of tax	(0.8)	1.8	0.3
Comprehensive income (loss)	(2.4)	81.2	12.9
Less: Comprehensive income (loss) attributable to noncontrolling interest	0.4	(0.2)	0.1
Comprehensive income (loss) attributable to Kratos	$(2.8)	$81.4	$12.8

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 26, 2021, December 27, 2020, and December 29, 2019
(in millions)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 30, 2018	—	103.8	$—	$1,244.5	$(0.7)	$(724.5)	$519.3
Stock-based compensation	—	—	—	11.0	—	—	11.0
Issuance of common stock for employee stock purchase plan, options and warrants	—	0.8	—	4.9	—	—	4.9
Restricted stock issued and related taxes	—	0.2	—	(0.9)	—	—	(0.9)
Issuance of common stock for acquisitions	—	1.8	—	27.0	—	—	27.0
Net income	0.1	—	—	—	—	12.5	12.5
Other comprehensive income, net of tax	—	—	—	—	0.3	—	0.3
Changes in noncontrolling interest	14.9	—	—	—	—	—	—
Balance, December 29, 2019	15.0	106.6	—	1,286.5	(0.4)	(712.0)	574.1
Stock-based compensation	—	—	—	21.0	—	—	21.0
Issuance of common stock for employee stock purchase plan, options and warrants	—	0.4	—	4.8	—	—	4.8
Restricted stock issued and related taxes	—	0.2	—	(1.4)	—	—	(1.4)
Issuance of common stock	—	15.8	—	245.4	—	—	245.4
Net income (loss)	(0.2)	—	—	—	—	79.6	79.6
Other comprehensive income, net of tax	—	—	—	—	1.8	—	1.8
Balance, December 27, 2020	14.8	123.0	—	1,556.3	1.4	(632.4)	925.3
Stock-based compensation	—	—	—	25.8	—	—	25.8
Issuance of common stock for employee stock purchase plan, options and warrants	—	0.4	—	5.9	—	—	5.9
Restricted stock issued and related taxes	—	0.6	—	(9.1)	—	—	(9.1)
Net income (loss)	0.4	—	—	—	—	(2.0)	(2.0)
Other comprehensive loss, net of tax	—	—	—	—	(0.8)	—	(0.8)
Balance, December 26, 2021	15.2	124.0	$—	$1,578.9	$0.6	$(634.4)	$945.1

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 26, 2021, December 27, 2020, and December 29, 2019
(in millions)

	2021	2020	2019
Operating activities:
Net income (loss)	$(1.6)	$79.4	$12.6
Income (loss) from discontinued operations	(2.1)	(0.9)	1.7
Income from continuing operations	0.5	80.3	10.9
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	25.7	24.6	23.4
Deferred income taxes	(0.4)	(78.2)	(4.9)
Amortization of lease right-of-use assets	9.0	9.4	11.7
Stock-based compensation	25.8	21.0	11.0
Amortization of deferred financing costs	1.0	1.0	1.0
Recovery of doubtful accounts	(0.2)	—	(0.2)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	2.6	(3.7)	(11.6)
Unbilled receivables	(15.7)	3.6	(1.6)
Inventoried costs	(5.3)	(5.3)	(4.6)
Prepaid expenses	2.4	(2.1)	0.3
Other assets	(6.9)	(8.7)	(0.9)
Operating lease liabilities	(9.3)	(10.2)	(6.3)
Accounts payable	(5.3)	(2.4)	4.8
Accrued expenses	(7.4)	1.0	(6.4)
Accrued compensation	(1.3)	8.5	1.7
Accrued interest	(0.1)	(0.1)	(0.1)
Billings in excess of costs and earnings on uncompleted contracts	24.1	(5.0)	(2.4)
Income tax receivable and payable	1.4	(1.1)	1.8
Other liabilities	(5.3)	12.1	1.3
Net cash provided by operating activities from continuing operations	35.3	44.7	28.9
Investing activities:
Cash paid for acquisitions, net of cash acquired	(12.3)	(51.5)	(17.7)
Proceeds from sale of assets	2.2	0.1	0.3
Proceeds from insurance	4.5	—	—
Capital expenditures	(46.5)	(35.9)	(26.3)
Net cash used in investing activities from continuing operations	(52.1)	(87.3)	(43.7)
Financing activities:
Proceeds from the issuance of long-term debt	—	5.1	—
Proceeds from the issuance of common stock	—	240.4	—
Repayment under credit facility and debt	(5.1)	(0.6)	—
Payments of employee taxes withheld from share-based awards	(9.1)	(1.4)	(0.9)
Payments under finance leases	(1.0)	(0.6)	(0.5)
Proceeds from shares issued under equity plans	5.9	4.8	4.9
Net cash provided (used in) by financing activities from continuing operations	(9.3)	247.7	3.5
Net cash flows of continuing operations	(26.1)	205.1	(11.3)
Net operating cash flows of discontinued operations	(4.5)	1.9	1.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.5)	1.9	(0.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	(32.1)	208.9	(10.4)
Cash, cash equivalents and restricted cash at beginning of year	381.5	172.6	183.0
Cash, cash equivalents and restricted cash at end of year	$349.4	$381.5	$172.6
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$19.9	$19.9	$19.9
Net cash paid during the year for income taxes	$2.0	$2.5	$0.6
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued expenses	$3.0	$2.9	$1.4

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

The Company operates in two reportable segments. The Kratos Government Solutions (“KGS”) reportable segment is comprised of an aggregation of KGS operating segments, including its microwave electronic products, space, satellite, training and cybersecurity, C5ISR/modular systems, turbine technologies and defense and rocket support services operating segments. The Unmanned Systems (“US”) reportable segment consists of its unmanned aerial system and unmanned ground and seaborne system products. The Public Safety & Security (“PSS”) reportable segment (which was divested in June 2018 and has been classified as discontinued operations - see Note 9 of these notes to the consolidated financial statements) previously provided independent integrated solutions for advanced homeland security, public safety, critical infrastructure, and security and surveillance systems for government and commercial applications.

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

(c)    Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year, with interim fiscal periods ending on the last Sunday of each calendar quarter. There were 52 calendar weeks in the fiscal years ending on December 26, 2021 and December 27, 2020 and December 29, 2019.

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

For the majority of contracts, the Company satisfies the underlying performance obligations over time as the customer obtains control or receives benefits as work is performed on the contract. The Company generally recognizes revenue over time as work is performed on long-term contracts because of continuous transfer of control to the customer. For U.S. government contracts, this continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay for costs incurred plus a reasonable profit and take control of any work in process. Similarly, for non-U.S. government contracts, the customer typically controls the work in process as evidenced either by contractual termination clauses or by our rights to payment of the transaction price associated with work performed to date on products or services that do not have an alternative use to the Company. As a result, under ASC 606 revenue is recognized over time using the cost-to-cost method (cost incurred relative to total estimated cost at completion).

Remaining Performance Obligations

Revenues from remaining performance obligations are calculated as the dollar value of the remaining performance obligations on executed contracts. On December 26, 2021, the Company had approximately $953.9 million of remaining performance obligations. The Company expects to recognize approximately 51.0% of the remaining performance obligations as revenue in 2022, an additional 19.0% in 2023, and the balance thereafter.

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

As a result of the EAC process, any quarterly adjustments to revenues, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if it is determined the Company will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if it is determined the Company will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could affect the profitability of one or more of the Company’s contracts. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined. For the year ended December 26, 2021 the Company recorded a $6.9 million favorable EAC adjustment on one of its long-term government contracts. No other cumulative catch-up adjustment on any one contract was material to the Company’s consolidated financial statements for the years ended December 26, 2021, December 27, 2020 and December 29, 2019. Likewise, other than the impact of the adjustment for the one contract in the year ended December 26, 2021, total cumulative catch-up adjustments were not material for the years ended December 26, 2021, December 27, 2020 and December 29, 2019. As of December 26, 2021 and December 27, 2020, accrued expenses included the accrual for losses on contracts of $2.8 million and $3.6 million, respectively.

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

Net contract assets and liabilities are as follows (in millions):

	December 26, 2021	December 27, 2020	Net Change
Contract assets	$190.8	$177.0	$13.8
Contract liabilities	$58.1	$34.0	$24.1
Net contract assets	$132.7	$143.0	$(10.3)

The change in the balances of the Company’s contract assets and liabilities primarily results from timing differences between revenue recognition and customer billings and/or payments. Contract assets increased $13.8 million during the year ended December 26, 2021, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations for which the Company has not yet billed the customers. There were no significant impairment losses related to any receivables or contract assets arising from the Company’s contracts with customers during the year ended December 26, 2021. Contract liabilities increased $24.1 million during the year ended December 26, 2021, primarily due to payments received in excess of revenue recognized on these performance obligations. For the years ended December 26, 2021 and December 27, 2020, the Company recognized revenue of $27.1 million and $26.2 million, respectively, that was previously included in the beginning balance of contract liabilities.

In November 2019, a large training solutions program was terminated for convenience (“T for C”) by the customer. Under a T for C, a contractor is entitled to seek specified costs through a termination settlement process including (1) the contract price for completed supplies and services accepted by the government but not previously paid for; (2) the cost incurred in the performance of work terminated plus a reasonable profit on those costs; and (3) its costs incurred in settling with subcontractors and preparing and settling the termination proposal. Under a T for C, the Company would not be able to collect the total withheld amounts until the settlement terms of the T for C have been negotiated and agreed to with the customer. At December 26, 2021, approximately $8.2 million in unbilled receivables is outstanding on this project. In addition, the Company is currently in dispute with an international customer in the US segment over approximately $10.0 million in unbilled receivables outstanding as of December 26, 2021. The dispute concerns the completion of system requirements and contractual milestones. The Company alleges breach of contract, as well as other claims against the customer, and seeks damages and other equitable relief. The customer has asserted counterclaims seeking liquidated damages and additional relief. Management has evaluated the present facts of the matters and performed a reassessment of the contractual amounts due, as well as the claims asserted by each of the parties, and have determined that no adjustment to previously recognized revenue, or the corresponding unbilled receivables, is necessary at December 26, 2021.

    Disaggregation of Revenue

    The following series of tables presents the Company’s revenue disaggregated by several categories. For the majority of contracts, revenue is recognized over time as work is performed on the contract. Revenue by contract type was as follows (in millions):

	Year Ended December 26, 2021	Year Ended December 27, 2020
Kratos Government Solutions
Fixed price	$447.3	$437.6
Cost plus fee	96.9	89.1
Time and materials	35.4	34.0
Total Kratos Government Solutions	579.6	560.7
Unmanned Systems
Fixed price	151.4	126.9
Cost plus fee	78.1	57.1
Time and materials	2.4	3.0
Total Unmanned Systems	231.9	187.0
Total Revenues	$811.5	$747.7

Revenue by customer was as follows (in millions):

	Year Ended December 26, 2021	Year Ended December 27, 2020
Kratos Government Solutions
U.S. Government (1)	$359.7	$375.9
International (2)	151.5	123.8
U.S. Commercial and other customers	68.4	61.0
Total Kratos Government Solutions	579.6	560.7
Unmanned Systems
U.S. Government (1)	211.4	170.5
International (2)	18.3	15.7
U.S. Commercial and other customers	2.2	0.8
Total Unmanned Systems	231.9	187.0
Total Revenues	$811.5	$747.7

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

From time to time, the Company may proceed with work based on customer direction prior to the completion and signing of formal contract documents. The Company has a formal review process for approving any such work. Revenue associated with such work is recognized only when the criteria to establish a contract under ASC 606 are met and the obligations under the contract are legally enforceable. As of December 26, 2021 and December 27, 2020, approximately

$2.9 million and $1.2 million, respectively, of the Company’s unbilled accounts receivable balance were under an authorization to proceed or work order from its customers where a formal purchase order had not yet been received.

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

When tax deductions from stock options and awards are greater than the cumulative book compensation expense, the tax effect of the resulting difference is a windfall. For the year ended December 26, 2021, an income tax benefit of $2.4 million was recorded for windfalls generated from stock options and awards exercised in 2021. For the year ended December 27, 2020, an income tax benefit of $1.0 million was recorded for windfalls generated from stock options and awards exercised in 2020. For the tax year ended December 29, 2019, an income tax benefit of $2.1 million was recorded for windfalls generated from stock options and awards exercised in 2019.

The following table shows the amounts recognized in the consolidated financial statements for stock-based compensation expense related to stock options, stock awards and stock offered under the Company’s employee stock purchase plan (in millions).

	Year ended December 26, 2021	Year ended December 27, 2020	Year ended December 29, 2019
Selling, general and administrative expenses	$25.8	$21.0	$11.0
Total cost of employee stock-based compensation included in operating income from continuing operations	$25.8	$21.0	$11.0

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

The following table outlines the balance of the Company’s allowance for doubtful accounts for 2021, 2020 and 2019. The table identifies the additional provisions each year as well as the write-offs that utilized the allowance (in millions).

Allowance for Doubtful Accounts	Balance at Beginning of Year	Provisions	Write-offs/ Recoveries	Balance at End of Year
Year ended December 29, 2019	$2.3	$(0.2)	$(0.2)	$1.9
Year ended December 27, 2020	$1.9	$—	$(0.1)	$1.8
Year ended December 26, 2021	$1.8	$(0.2)	$(1.2)	$0.4

(k)    Cash and Cash Equivalents

The Company’s cash equivalents consist of its highly liquid investments with an original maturity of three months or less when purchased by the Company.

The Company had restricted cash accounts of approximately $0.0 million at December 26, 2021 and $0.7 million restricted cash accounts at December 27, 2020. As of December 27, 2020, restricted cash consisted of funds being held pending the settlement of net working capital adjustments associated with acquisitions.

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

(m)    Leases

The Company leases certain facilities, office space, vehicles and equipment. Lease assets and lease liabilities are recognized at the commencement of an arrangement where it is determined at inception that a lease exists. Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using an incremental borrowing rate generally applicable to the location of the lease asset, unless the implicit rate is readily determinable. Lease assets also include any upfront lease payments made and exclude lease incentives. Lease terms include options to extend or terminate the lease when it is reasonably certain that those options will be exercised. The Company has operating lease arrangements with lease and non-lease components. The non-lease components in these arrangements are not significant when compared to the lease components. For all operating leases, the Company accounts for the lease and non-lease components as a single component.in the calculation of the lease asset and corresponding liability.

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

(s)    Interest Expense, Net

Interest expense, net is summarized in the following table (in millions):

	Year ended December 26, 2021	Year ended December 27, 2020	Year ended December 29, 2019
Interest expense incurred primarily on the Senior Secured Notes	$(23.7)	$(23.6)	$(23.5)
Miscellaneous interest income	0.3	0.8	1.9
Interest expense, net	$(23.4)	$(22.8)	$(21.6)

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

The aggregate foreign currency transaction gain (loss) included in determining net income (loss) for the years ended December 26, 2021, December 27, 2020, and December 29, 2019 was approximately $(0.8) million, $0.0 million, and $(1.1) million, respectively, which is included in other income (expense), net on the accompanying consolidated statements of operations and comprehensive loss.

(u)    Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 (“ASU 2016-13”), Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has adopted ASU 2016-13 effective December 30, 2019. The implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08 (“ASU 2021-08”), Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 2014-09, Revenue from Contracts with Customers (Topic 606). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The new standard is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company has adopted the new standard effective December 26, 2021. The adoption of the new standard did not have an impact on the Company’s consolidated financial statements.

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

For the year ended December 27, 2020 (all amounts, except per share amounts, are in millions):

Pro forma revenues	$766.0
Pro forma net income before tax	$2.6
Pro forma net income[1]	$74.5

Basic pro forma income per share[1]	$0.65
Diluted pro forma income per share[1]	$0.63

1 These unaudited pro forma amounts have been corrected to reflect the release of the valuation allowance of $80.1 million from what was previously disclosed.

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

CTT Inc.

On December 10, 2021 , the Company acquired CTT Inc. (“CTT”), a company that designs, develops, and manufactures microwave application components and equipment primarily for customers in the defense industry. The purchase price was $22.0 million in cash, subject to adjustments for transaction expenses, indebtedness, cash on hand, and post-closing working capital adjustments. Approximately $6.3 million of the purchase price was paid on December 10, 2021, with the remaining $15.2 million of purchase price paid on December 30, 2021. The allocation of the total consideration for this acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocations to be material to the Company's consolidated financial statements. The operating results of the acquisition have been included in the Company’s results of operations from the effective acquisition date. The amount of net sales and earnings of CTT included in the condensed consolidated statement of operations for the year ended December 26, 2021 are not material. Had the acquisition occurred as of December 28, 2020, net sales, net income from consolidated operations, net income attributable to

Kratos, and basic and diluted net income per share attributable to Kratos on a pro forma basis for the year ended December 26, 2021 would not have been materially different than the reported amounts. CTT is included in the Kratos KGS segment.

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

The carrying amounts of goodwill as of December 26, 2021 and December 27, 2020 by reportable segment are as follows (in millions):

	As of December 26, 2021
	US	KGS	Total
Gross value	$127.9	$619.3	$747.2
Less accumulated impairment	13.8	239.5	253.3
Net	$114.1	$379.8	$493.9

	As of December 27, 2020
	US	KGS	Total
Gross value	$127.6	$609.6	$737.2
Less accumulated impairment	13.8	239.5	253.3
Net	$113.8	$370.1	$483.9

(b)    Purchased Intangible Assets

The following table sets forth information for acquired finite-lived and indefinite-lived intangible assets (in millions):

	As of December 26, 2021			As of December 27, 2020
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$76.5	$(57.6)	$18.9	$75.3	$(55.7)	$19.6
Contracts and backlog	34.9	(33.1)	1.8	33.4	(31.0)	2.4
Developed technology and technical know-how	31.4	(25.8)	5.6	29.9	(25.3)	4.6
Trade names	2.7	(2.0)	0.7	2.0	(1.9)	0.1
In-process research and development	9.5	(0.2)	9.3	9.4	—	9.4
Total finite-lived intangible assets	155.0	(118.7)	36.3	150.0	(113.9)	36.1
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$161.9	$(118.7)	$43.2	$156.9	$(113.9)	$43.0

The aggregate amortization expense for finite-lived intangible assets was $4.7 million, $6.8 million and $7.4 million, for the years ended December 26, 2021, December 27, 2020, and December 29, 2019, respectively. The Company records all amortization expense in selling, general and administrative expenses.

The estimated future amortization expense of acquired intangible assets with finite lives as of December 26, 2021 is as follows (in millions):

Fiscal Year	Amount
2022	5.0
2023	4.7
2024	3.9
2025	3.7
2026	3.5
Thereafter	15.5
Total	$36.3
`

Note 4.    Balance Sheet Details

The detail of certain assets in the consolidated balance sheets consists of the following:

Cash and cash equivalents

The Company’s cash equivalents consist of overnight cash sweep accounts that are invested on a daily basis. Cash and cash equivalents at December 26, 2021 and December 27, 2020 were $349.4 million and $380.8 million, respectively, and approximated their fair value.

Accounts receivable, net and Unbilled receivables, net

Receivables including amounts due under long-term contracts are summarized as follows (in millions):

	December 26, 2021	December 27, 2020
Billed, current	$94.2	$97.0
Unbilled, current	190.9	177.1
Total current accounts receivable	285.1	274.1
Allowance for doubtful accounts	(0.4)	(1.8)
Total accounts receivable and unbilled receivables, net	$284.7	$272.3

Substantially all accounts receivable at December 26, 2021, are expected to be collected in 2022. The Company does not believe it has significant exposure to credit risk, as accounts receivable and the related unbilled amounts are primarily from contracts associated with the U.S. Government.

U.S. Government contract receivables where the Company is the prime contractor included in accounts receivable, net (in millions):

	December 26, 2021	December 27, 2020
Billed	$11.3	$19.5
Unbilled	93.6	77.9
Total U.S. Government contract receivables	$104.9	$97.4

Inventoried costs (in millions):

	December 26, 2021	December 27, 2020
Raw materials	$58.5	$47.3
Work in process	28.5	30.1
Finished goods	4.7	3.8
Total inventoried costs	$91.7	$81.2

Property, plant and equipment, net (in millions)

	December 26, 2021	December 27, 2020
Finance lease right of use assets	$46.4	$40.6
Land and buildings	19.8	19.1
Computer equipment and software	40.0	37.0
Machinery and equipment	109.1	105.3
Furniture and office equipment	7.6	7.9
Leasehold improvements	16.9	15.0
Construction in progress	45.3	18.2
Property and equipment	285.1	243.1
Accumulated depreciation and amortization	(116.8)	(99.3)
Total property and equipment, net	$168.3	$143.8

Depreciation expense was $21.0 million, $17.8 million and $16.0 million for the years ended December 26, 2021, December 27, 2020, and December 29, 2019, respectively.

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

The Indenture contains covenants limiting, among other things, the Company’s ability and the Subsidiary Guarantors’ ability to: (a) pay dividends on or make distributions or repurchase or redeem the Company’s capital stock or make other restricted payments; (b) incur additional debt and guarantee debt; (c) prepay, redeem or repurchase certain debt; (d) issue certain preferred stock or similar equity securities; (e) make loans and investments; (f) sell assets; (g) incur liens; (h) consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; (i) enter into transactions with affiliates; and (j) enter into agreements restricting the Company’s ability and certain of its subsidiaries’ ability to pay dividends. These covenants are subject to a number of exceptions. As of December 26, 2021, the Company was in compliance with the covenants contained in the Indenture governing the 6.5% Notes.

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

As of December 26, 2021 and December 27, 2020, there were no borrowings outstanding on the Credit Agreement; there was $6.5 million outstanding on letters of credit, resulting in net borrowing base availability of $66.6 million as of December 26, 2021. The Company was in compliance with the financial covenants of the Credit Agreement as of December 26, 2021.

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

Fair Value of Long-term Debt

Carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at December 26, 2021 and December 27, 2020 are presented in the following table:

	As of December 26, 2021			As of December 27, 2020
$ in millions	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Long-term debt	$300.0	$296.7	$308.3	$305.6	$301.5	$319.6

The fair value of the Company’s long-term debt was based upon actual trading activity (Level 1, Observable inputs —quoted prices in active markets).

As of December 26, 2021, the difference between the carrying amount of $296.7 million and the principal amount of $300.0 million presented in the previous table, is the unamortized debt issuance costs of $3.3 million, which are being accreted to interest expense over the term of the related debt. As of December 27, 2020, the difference between the carrying amount of $301.5 million and the principal amount of $305.6 million presented in the above table also related to the same unamortized debt issuance costs of $4.1 million.

Future maturity of long-term debt is $300.0 million in 2025.

Note 6.    Leases

The components of lease expense for the years ended December 26, 2021, and December 27, 2020 were as follows (in millions):

	December 26, 2021	December 27, 2020
Amortization of right of use assets - finance leases	$2.4	$2.1
Interest expense on lease liabilities - finance leases	2.7	2.6
Operating lease cost (expense resulting from amortization of total lease payments)	11.2	11.9
Short-term lease cost	0.8	0.8
Variable lease cost (cost excluded from lease payments)	0.1	0.1
Sublease income	(0.2)	(1.1)
Total lease cost	$17.0	$16.4

The components of leases on the balance sheet were as follows (in millions):

	December 26, 2021	December 27, 2020
Operating Leases:
Operating lease right-of-use assets	$38.5	$42.9
Current portion of operating lease liabilities	$10.1	$8.9
Operating lease liabilities, net of current portion	$32.7	$38.6
Finance leases:
Property, plant and equipment, net	$39.0	$36.5
Other current liabilities	$1.2	$0.9
Other long-term liabilities	$43.2	$38.8

Cash paid for amounts included in the measurement of lease liabilities for the years ended December 26, 2021, and December 27, 2020 were as follows (in millions):

	December 26, 2021	December 27, 2020
Finance lease - cash paid for interest	$2.7	$2.6
Finance lease - financing cash flows	$1.0	$0.6
Operating lease - operating cash flows (fixed payments)	$11.8	$12.7

Other supplemental noncash information (in millions):

	December 26, 2021	December 27, 2020
Operating lease liabilities arising from obtaining right-of-use assets	$3.8	$10.2
Finance lease liabilities arising from obtaining right-of-use assets	$5.8	$1.1

Weighted-average remaining lease term (in years):
Operating leases	4.57	5.46
Finance leases	16.14	17.68

Weighted-average discount rate:
Operating leases	6.50%	6.50%
Finance leases	6.51%	6.52%

The maturity of lease liabilities is (in millions):

	Operating Leases	Finance Leases
2022	$12.5	$4.1
2023	11.7	4.1
2024	9.0	4.2
2025	7.3	4.2
2026	4.2	4.3
Thereafter	4.8	52.7
Total lease payments	49.5	73.6
Less: imputed interest	(6.7)	(29.2)
Total present value of lease liabilities	$42.8	$44.4

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

The following shares were excluded from the calculation of diluted income (loss) per common share because their inclusion would have been anti-dilutive (in millions):

	Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
Shares from stock options and awards	0.1	0.5	—

Note 8.    Income Taxes

The components of income (loss) from continuing operations before income taxes are comprised of the following (in millions):

	December 26, 2021	December 27, 2020	December 29, 2019
Domestic	$(6.7)	$(1.6)	$6.8
Foreign	11.1	8.4	8.9
Total	$4.4	$6.8	$15.7

The provision (benefit) for income taxes from continuing operations are comprised of the following (in millions):

	Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
Federal income taxes:
Current	$—	$—	$(0.2)
Deferred	(0.1)	(68.2)	(3.9)
Total Federal	(0.1)	(68.2)	(4.1)
State and local income taxes:
Current	1.5	0.5	1.0
Deferred	0.5	(9.4)	(0.9)
Total State and local	2.0	(8.9)	0.1
Foreign income taxes:
Current	2.9	4.2	9.0
Deferred	(0.9)	(0.6)	(0.2)
Total Foreign	2.0	3.6	8.8
Total	$3.9	$(73.5)	$4.8

A reconciliation of the total income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate of 21% to the income from continuing operations before income taxes for the years ended December 26, 2021, December 27, 2020 and December 29, 2019 is as follows (in millions):

	Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
Income tax at federal statutory rate	$0.9	$1.4	$3.3
State taxes, net of federal tax benefit and valuation allowance	0.5	0.6	0.6
Difference in tax rates between U.S. and foreign	(0.5)	1.3	1.9
Increase (decrease) in valuation allowance	1.2	(80.1)	(3.3)
Nondeductible expense	0.8	0.4	0.5
Increase in reserve for uncertain tax positions	0.9	3.0	7.7
Other	(0.8)	(0.1)	0.4
Officer’s compensation 162(m) limitation	0.9	0.6	0.5
Release of valuation allowance due to acquisitions	—	(1.3)	(5.2)
Stock-based compensation	—	0.7	(1.6)
Total	$3.9	$(73.5)	$4.8

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

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows (in millions):

	December 26, 2021	December 27, 2020
Deferred tax assets:
Stock-based compensation	$9.7	$7.9
Payroll related accruals	9.2	11.7
Lease accruals	21.8	21.7
Net operating loss carryforwards	58.1	66.0
Tax credit carryforwards	13.1	11.7
Deferred expenses	10.8	5.7
Other	16.5	12.8
	139.2	137.5
Valuation allowance	(9.0)	(7.4)
Total deferred tax assets, net of valuation allowance	130.2	130.1
Deferred tax liabilities:
Unearned revenue	(4.3)	(10.7)
Operating lease right-of-use assets	(19.6)	(19.7)
Other intangibles	(28.0)	(24.6)
Property and equipment, principally due to differences in depreciation	(7.1)	(7.0)
Other	(1.6)	(1.5)
Total deferred tax liabilities	(60.6)	(63.5)
Net deferred tax asset	$69.6	$66.6

During the fourth quarter of 2021, the Company evaluated all available evidence, both positive and negative, to determine whether based on the weight of that evidence, a valuation allowance for deferred tax assets was needed. Evidence evaluated by the Company included but was not limited to, its three-year cumulative income position, the results and trend of pretax book income from core operations and its forecast of taxable income. As a result, the Company determined that the majority of the Company’s U.S. deferred tax assets were more likely than not to be realized and that a valuation allowance with respect to a majority of the Company’s deferred tax assets was not required. The remaining valuation allowance on the Company’s U.S. deferred tax assets as of December 26, 2021 relates primarily to state net operating loss and capital loss carryforwards the Company estimates it may not be able to utilize in future periods. During fiscal 2021, the Company recorded a net increase in its valuation allowance of $1.6 million.
At December 26, 2021, the Company had federal tax loss carryforwards of $235.9 million and various state tax loss carryforwards of $245.9 million. The federal tax loss carryforwards will begin to expire in 2031 and state tax loss carryforwards will begin to expire in 2022 in certain states. Additionally, the state capital loss carryforward generated in 2018 will begin to expire in 2023.
At December 26, 2021, the Company had federal tax credit carryforwards of $12.4 million and various state tax credit carryforwards of $0.8 million. The federal tax credit carryforwards will begin to expire in 2033 and the state tax credit carryforwards do not have an expiration.
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
In tax years 2010 and 2011 the Company experienced a Section 382 “ownership change” that will limit the utilization of NOL carryforwards. Additionally, in prior years the Company acquired corporations with NOL carryforwards at the date of acquisition (“Acquired NOLs”). The Acquired NOLs are subject to separate limitations that may further restrict the use of Acquired NOLs. For the year ended December 26, 2021, there was no impact of such Section 382 limitations on the income tax provision since the amount of taxable income did not exceed the annual limitation amount. However, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOLs or other tax attributes may be further limited.
As of December 31, 2017, all accumulated undistributed earnings of our foreign subsidiaries were subject to the one-time transition tax on foreign earnings required by the 2017 Tax Cuts and Jobs Act. It is the Company’s intention to permanently reinvest undistributed earnings of its foreign subsidiaries. As such, the Company has not provided deferred U.S. income taxes or foreign withholding taxes of approximately $11.9 million on temporary differences relating to the outside basis in its investment in foreign subsidiaries. As of December 26, 2021, the Company has $29.4 million of cash and cash equivalents available for distribution.

The Company is subject to taxation in the U.S., various state tax jurisdictions and various foreign tax jurisdictions. The Company’s tax years for 2001 and later are subject to examination by the U.S. and state tax authorities due to the existence of NOL carryforwards. Generally, the Company’s tax years for 2016 and later are subject to examination by various foreign tax authorities as well.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

Balance as of December 30, 2018	$17.7
Increases related to prior periods	0.2
Increases related to current year tax positions	6.3
Expiration of applicable statutes of limitations	(0.1)
Decreases related to settlement with tax authorities	(0.1)
Balance as of December 29, 2019	24.0
Increases related to prior periods	0.2
Increases related to current year tax positions	1.5
Expiration of applicable statutes of limitations	(0.3)
Balance as of December 27, 2020	25.4
Increases related to prior periods	0.1
Increases related to current year tax positions	0.5
Expiration of applicable statutes of limitations	(0.2)
Increases related to acquisitions	0.1
Balance as of December 26, 2021	$25.9

Included in the balance of unrecognized tax benefits at December 26, 2021, are $25.9 million of tax benefits that, if recognized, would affect the effective tax rate. Included in this amount is $11.7 million that would become a deferred tax asset if the tax benefit were recognized. As such, this benefit may be impacted by a corresponding valuation allowance depending upon the Company’s assessment of the realizability of the deferred tax asset at the time the benefits are recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the years ended December 26, 2021, December 27, 2020 and December 29, 2019, the Company recorded $0.6 million, $1.9 million, and $1.3 million, respectively, in interest or penalty expenses. These amounts are netted by a benefit for interest and penalties related to the reversal of prior positions and the disposition of PSS in 2018 of $0.1 million, $0.2 million, and $0.1 million for the years ended December 26, 2021, December 27, 2020, and December 29, 2019, respectively. As of December 26, 2021, December 27, 2020, and December 29, 2019, the Company had accrued total interest and penalties of $5.0 million, $4.5 million and $2.8 million, respectively.

The Company believes that it is reasonably possible that as much as $0.5 million of the liabilities for uncertain tax positions will expire within 12 months of December 26, 2021 due to the expiration of various applicable statues of limitations.

Note 9.     Discontinued Operations

On February 28, 2018, the Company entered into a Stock Purchase Agreement to sell the operations of Kratos Public Safety & Security Solutions, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“PSS”), to Securitas Electronic Security, Inc., a Delaware corporation (“Buyer”). On June 11, 2018, the Company completed the sale of all of the issued and outstanding capital stock of PSS to Buyer for a purchase price of $69 million in cash, subject to a closing net working capital adjustment (the “Transaction”). To date,the Company has received approximately $68.9 million of aggregate net cash proceeds from the Transaction, after taking into account amounts that were paid by the Company pursuant to a negotiated transaction services agreement between the Company and the Buyer, receipt of approximately $7.3 million in net working capital retained by the Company, and associated transaction fees and expenses and including the impact of the final settlement and determination of the closing net working capital adjustment which was settled with the Buyer in the fourth quarter of 2021. Included in the year ended December 26, 2021 is approximately $1.1 million of loss from discontinued operations related to the final working capital settlement.

In accordance with ASC 360-10-45-9, Property, Plant, and Equipment (Topic 360) and ASC 205-20-45-3 Presentation of Financial Statements (Topic 205), PSS and its subsidiaries have been reported in discontinued operations in the accompanying consolidated financial statements for all periods presented.

The following table presents the results of discontinued operations (in millions):

	Year ended December 26, 2021	Year ended December 27, 2020	Year ended December 29, 2019
Revenue	$0.1	$—	$0.3
Cost of sales	—	0.2	0.9
Selling, general and administrative expenses	2.4	1.0	1.1
Other loss	—	—	(3.6)
Income (loss) from discontinued operations before income taxes	(2.3)	(1.2)	1.9
Gain on disposal of discontinued operations before income taxes	—	—	—
Total gain (loss) of discontinued operations before income taxes	(2.3)	(1.2)	1.9
Income tax (benefit) expense	(0.2)	(0.3)	0.2
Income (loss) from discontinued operations	$(2.1)	$(0.9)	$1.7

Revenue and operating results for the year ended December 26, 2021 reflect the final settlement of the working capital dispute with the Buyer which resulted in expenses of approximately $1.1 million, and related legal fees as well as performance on the contracts and working capital retained by the Company. Included in the year ended December 29, 2019, is a $3.6 million gain recorded as a result of the release of an indemnification liability following the lapse of the statute of limitations associated with a potential tax liability that was recorded in 2015 as part of the previous sale of our Electronic Products Division. Depreciation expense included in Selling, general and administrative expenses was $0.0 million, $0.0 million and $0.0 million for the years ended December 26, 2021, December 27, 2020, and December 29, 2019 respectively.

The following is a summary of the assets and liabilities of discontinued operations as of December 26, 2021 and December 27, 2020 (in millions):

	December 26, 2021	December 27, 2020
Accounts payable	$—	$0.2
Accrued expenses	—	0.1
Other current liabilities	0.8	2.8
Current liabilities of discontinued operations	$0.8	$3.1
Other long-term liabilities of discontinued operations	$2.5	$2.5

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

The Board may grant equity-based awards to selected employees, directors and consultants of the Company pursuant to its 2014 Plan. As of December 26, 2021, there were 4,154,368 shares reserved for issuance for future grant under the 2014 Plan. The Board may amend or terminate the 2014 Plan at any time. Certain amendments, including an increase in the share reserve, require stockholder approval. Generally, options and restricted stock units outstanding vest over periods not exceeding ten years. When the Company grants stock options, they are granted with a per share exercise price not less than the fair market value of the Company’s common stock on the date of grant, and generally would be exercisable for up to ten years from the grant date.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model or a trinomial lattice options pricing model with the weighted average assumptions (annualized percentages) included in the following table. Awards with graded vesting are recognized using the straight-line method with the following assumptions (there were no stock options granted in 2020 or 2021):

Stock Options	2019
Expected life	10.0
Risk-free interest rate(1)	2.5% - 2.6%
Volatility(2)	47.5% - 49.1%
Forfeiture rate(3)	5.1%
Dividend yield(4)	—%

(1) The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant with a term equal to the expected term of the options.
(2) The Company estimated implied volatility based upon trailing volatility.
(3) Forfeitures are estimated at the time of grant based upon historical information. Forfeitures will be revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.
(4) The Company has no history or expectation of paying dividends on its common stock.

A summary of the status of the Company’s stock option plan as of December 26, 2021, and changes in options outstanding under the plan for the year ended December 26, 2021, is as follows:

	Number of Shares Under Option	Weighted-Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(000’s)			(000’s)
Options outstanding at December 27, 2020	42	$4.98	2.0	$897.9
Granted	—	$—
Exercised	—	$—
Forfeited or expired	—	$—
Options outstanding at December 26, 2021	42	$4.98	1.0	$622.9
Options exercisable at December 26, 2021	42	$4.98	1.0	$622.9

Upon exercise of an option, the Company issues new shares of common stock.

During the years ended December 26, 2021, December 27, 2020, and December 29, 2019, the following values relate to the grants and exercises under the Company’s option plans:

	2021	2020	2019
Weighted average grant date fair value of options granted	$—	$—	$10.25
Total intrinsic value of options exercised (in thousands)	$—	$1,446.4	$8,874.9

The following table summarizes the Company’s Restricted Stock Unit activity:

	Restricted Stock Units (000’s)	Weighted-Average Grant Date Fair Value
Nonvested balance at December 27, 2020	4,942	$11.12
Granted	1,452	$26.29
Vested	(953)	$25.94
Forfeitured or expired	(5)	$20.85
Vested but not released	(558)	$11.02
Nonvested balance at December 26, 2021	4,878	$12.74

As of December 26, 2021, there was $33.6 million of total unrecognized stock-based compensation expense related to nonvested restricted stock units which is expected to be recognized over a remaining weighted-average vesting period of 1.7 years. The fair value of restricted stock unit awards that vested in 2021, 2020, and 2019 was $24.7 million, $4.6 million, and $3.5 million, respectively.

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

Employees who actively participate in the Purchase Plan are eligible to have up to 15% of their earnings for each purchase period withheld pursuant to the Purchase Plan. The amount that is withheld is used at various purchase dates within the offering period to purchase shares of common stock. The price paid for common stock at each such purchase date is equal to the lower of 85% of the fair market value of the common stock at the commencement date of that offering period or 85% of the fair market value of the common stock on the relevant purchase date. Employees are also able to end their participation in the offering at any time during the offering period, and participation ends automatically upon termination of employment. From the Purchase Plan’s inception through December 26, 2021, the cumulative number of shares of common stock that have been issued under the Purchase Plan is 6.2 million and approximately 2.0 million shares are available for future issuance. During fiscal 2021, approximately 340,000 shares were issued under the plan at an average price of $17.37.

The fair value of Kratos’ Purchase Plan shares for 2021 was estimated using the Black-Scholes option pricing model. The assumptions and resulting fair values of options granted for 2021, 2020 and 2019 were as follows:

	Offering Periods January 1 to December 31 2021	Offering Periods January 1 to December 31 2020	Offering Periods January 1 to December 31, 2019
Expected term (in years)(1)	0.5	0.5	0.5
Risk-free interest rate(2)	0.06% - 0.09%	0.18% - 1.60%	2.09% - 2.56%
Expected volatility(3)	41.40% - 45.93%	44.14% - 82.75%	37.22% - 43.70%
Expected dividend yield(4)	—%	—%	—%
Weighted average grant-date fair value per share	$7.60	$5.43	$4.74

(1)    The expected term is equivalent to the offering period.
(2)    The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant with a term equal to the expected term.
(3)    The Company estimated implied volatility based upon trailing volatility.
(4)    The Company has no history or expectation of paying dividends on its common stock.

As of December 26, 2021, there was no material unrecognized compensation expense related to the Purchase Plan.

Note 12.    Retirement Plans

The Company provides eligible employees the opportunity to participate in defined-contribution savings plans (commonly known as 401(k) plans), which permit contributions on a before-tax basis. Generally, salaried employees and certain hourly employees are eligible to participate in the plans. Under most plans, the employee may contribute to various investment alternatives. In certain plans, the Company matches a portion of the employees’ contributions. The Company’s matching contributions to these defined-contribution savings plans totaled $6.4 million in 2021, $5.7 million in 2020, and $4.4 million in 2019.

Note 13.    Significant Customers

    Revenue from the U.S. Government (which includes Foreign Military Sales) includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $571.1 million, $546.4 million, and $507.4 million or 70%, 73%, and 71%, of total revenue for the years ended December 26, 2021, December 27, 2020, and December 29, 2019, respectively.

Note 14.    Segment Information

The Company operates in two reportable segments. The KGS reportable segment is comprised of an aggregation of KGS operating segments, including DRSS, ME, ST&C, MS, and KTT. The US reportable segment consists of the Company’s unmanned aerial, unmanned ground, unmanned seaborne and command, control and communications system products. The KGS and US segments provide products, solutions and services for mission critical national security programs. KGS and US customers primarily include national security related agencies, the DoD, intelligence agencies and classified agencies, and to a lesser degree, international government agencies and domestic and international commercial customers.

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

Revenues, operating income (loss) and assets disclosed below provided by the Company’s reportable segments for the years ended December 26, 2021, December 27, 2020, and December 29, 2019, are as follows (in millions):

	2021	2020	2019
Revenues:
Kratos Government Solutions
Service revenues	$214.5	$248.7	$272.6
Product sales	365.1	312.0	283.5
Total Kratos Government Solutions	579.6	560.7	556.1
Unmanned Systems
Service revenues	4.9	—	—
Product sales	227.0	187.0	161.4
Total Unmanned Systems	231.9	187.0	161.4
Total revenues	$811.5	$747.7	$717.5
Depreciation and amortization:
Kratos Government Solutions	$17.4	$17.9	$18.2
Unmanned Systems	8.3	6.7	5.2
Total depreciation and amortization	$25.7	$24.6	$23.4
Operating income:
Kratos Government Solutions	$42.3	$43.6	$45.2
Unmanned Systems	13.2	8.7	6.1
Corporate activities	(27.6)	(23.0)	(13.3)
Total operating income	$27.9	$29.3	$38.0

Revenues from foreign customers were approximately $169.8 million or 21%, $139.5 million or 19% and $132.5 million or 18% of total revenue for the years ended December 26, 2021, December 27, 2020, and December 29, 2019, respectively.

    Reportable segment assets are as follows (in millions):

	December 26, 2021	December 27, 2020	December 29, 2019
Assets:
Kratos Government Solutions	$907.6	$877.2	$777.6
Unmanned Systems	327.1	292.4	246.3
Discontinued operations	—	—	3.3
Corporate activities	354.8	393.2	158.8
Total assets	$1,589.5	$1,562.8	$1,186.0

Assets of foreign subsidiaries in the KGS segment were $166.2 million, $148.2 million and $124.7 million as of December 26, 2021, December 27, 2020 and December 29, 2019, respectively.

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

    The Company adjusts the carrying value of such redeemable noncontrolling interest based on an allocation of subsidiary earnings based on ownership interest. Redeemable noncontrolling interest is recorded outside of permanent equity at the higher of its carrying value or management’s estimate of the amount (the “Redemption Amount”) that the Company could be required to pay in connection with the Put Rights. Adjustments to Redemption Amount will have a corresponding effect on net income per share attributable to Kratos shareholders. As of December 26, 2021, no adjustment of the carrying value of the redeemable noncontrolling interest was required.

Note 17     Subsequent Events

On December 27, 2021, Kratos Integral Holdings, LLC entered into a Stock Purchase Agreement to acquire Cosmic Advanced Engineering Solutions, Inc. (“Cosmic”) from Carol L. Zanmiller Living Trust and John G. Hutchens Living Trust for

$37.5 million in cash, subject to adjustments for transaction expenses, indebtedness, cash on hand, and working capital adjustments. Cosmic focuses on radio frequency, terrestrial, and space-based communication solutions, including digital signals processing and geolocation analysis. In addition, Cosmic provides overhead persistent infrared for missile defense systems and embedded cyber solutions to U.S. government agencies. On December 27, 2021, the acquisition was completed following the satisfaction of all closing conditions, including receipt of regulatory approval from all required government authorities.

On February 18, 2022, the Company completed the refinancing of its outstanding $90 million revolving credit facility and $300 million 6.5% Senior Secured Notes, with a new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A (collectively, the “New Credit Facility”). The Company has drawn approximately $200 million under the Term Loan A and $100 million on the new Revolving Credit Facility, with $100 million remaining in borrowing capacity. On February 18, 2022, the proceeds of $300 million from the New Credit Facility along with cash funded by the Company for the 3.25% premium to redeem the Company’s outstanding Senior Secured Notes, plus accrued interest, was distributed to the trustee for redemption of the Senior Secured Notes. The redemption of the Company’s outstanding $300 million 6.5% Senior Secured Notes due November 2025 is expected to close on March 14, 2022, for an amount of cash equal to 103.25% of the principal amount thereof plus accrued and unpaid interest thereon.

Mandatory amortization on the Term Loan A is 2.5% in each of the first and second years and 5.0% in each of the third, fourth and fifth years, with the remaining outstanding balance due at maturity. Based on the current borrowing rates under the New Credit Facility, which are based on the Secured Overnight Financing Rate (“SOFR”), and the current amount drawn, the Company expects to save approximately $10 to $13 million in cash interest payments annually.