Form 10-Q
period 2022-03-27
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2022-05-05
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 27, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of April 29, 2022, 124,997,920 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 27, 2022

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)

	March 27, 2022
	(Unaudited)	December 26, 2021
Assets
Current assets:
Cash and cash equivalents	$254.4	$349.4
Accounts receivable, net	65.9	93.9
Unbilled receivables, net	214.8	190.8
Inventoried costs	107.1	91.7
Prepaid expenses	11.1	9.8
Other current assets	34.6	22.5
Total current assets	687.9	758.1
Property, plant and equipment, net	173.5	168.3
Operating lease right-of-use assets	39.6	38.5
Goodwill	522.9	493.9
Intangible assets, net	51.5	43.2
Other assets	90.1	87.5
Total assets	$1,565.5	$1,589.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$51.7	$50.4
Accrued expenses	34.2	27.2
Accrued compensation	56.7	47.3
Accrued interest	0.2	1.5
Billings in excess of costs and earnings on uncompleted contracts	49.7	58.1
Current portion of operating lease liabilities	10.5	10.1
Other current liabilities	9.2	25.7
Current liabilities of discontinued operations	1.1	0.8
Total current liabilities	213.3	221.1
Long-term debt, net of current portion	295.0	296.7
Operating lease liabilities, net of current portion	33.3	32.7
Other long-term liabilities	73.9	76.2
Long-term liabilities of discontinued operations	2.5	2.5
Total liabilities	618.0	629.2
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	15.2	15.2
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares outstanding at March 27, 2022 and December 26, 2021	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 124,825,355 and 123,987,424 shares issued and outstanding at March 27, 2022 and December 26, 2021, respectively	—	—
Additional paid-in capital	1,582.0	1,578.9
Accumulated other comprehensive income	0.6	0.6
Accumulated deficit	(650.3)	(634.4)
Total stockholders’ equity	932.3	945.1
Total liabilities and stockholders’ equity	$1,565.5	$1,589.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended
	March 27, 2022	March 28, 2021
Service revenues	$67.9	$57.3
Product sales	128.3	136.9
Total revenues	196.2	194.2
Cost of service revenues	49.9	42.5
Cost of product sales	94.4	100.7
Total costs	144.3	143.2
Gross profit	51.9	51.0
Selling, general and administrative expenses	43.3	37.9
Merger and acquisition expenses	0.3	0.2
Research and development expenses	9.2	8.0
Restructuring expenses and other	0.3	—
Operating income (loss)	(1.2)	4.9
Other expense:
Interest expense, net	(5.9)	(5.9)
Loss on extinguishment of debt	(13.0)	—
Other income, net	0.1	0.2
Total other expense, net	(18.8)	(5.7)
Loss from continuing operations before income taxes	(20.0)	(0.8)
Benefit for income taxes from continuing operations	(4.3)	(2.7)
Income (loss) from continuing operations	(15.7)	1.9
Discontinued operations:
Loss from discontinued operations before income taxes	(0.3)	—
Income tax benefit	0.1	—
Loss from discontinued operations	(0.2)	—
Net income (loss)	(15.9)	1.9
Less: Net income attributable to noncontrolling interest	—	—
Net income (loss) attributable to Kratos	$(15.9)	$1.9
Basic income (loss) per common share attributable to Kratos:
Income (loss) from continuing operations	$(0.12)	$0.02
Loss from discontinued operations	—	—
Net income (loss) per common share	$(0.12)	$0.02
Diluted income (loss) per common share attributable to Kratos:
Income (loss) from continuing operations	$(0.12)	$0.01
Loss from discontinued operations	—	—
Net income (loss) per common share	$(0.12)	$0.01

Weighted average common shares outstanding:
Basic	125.9	124.1
Diluted	125.9	127.7

The accompanying notes are an integral part of these consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended
	March 27, 2022	March 28, 2021
Net income (loss)	$(15.9)	$1.9
Change in cumulative translation adjustment	—	0.2
Comprehensive income (loss)	(15.9)	2.1
Less: Comprehensive income attributable to noncontrolling interest	—	—
Comprehensive income (loss) attributable to Kratos	$(15.9)	$2.1

The accompanying notes are an integral part of these consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended March 27, 2022 and March 28, 2021
(in millions)
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 27, 2020	$14.8	123.0	$—	$1,556.3	$1.4	$(632.4)	$925.3
Stock-based compensation	—	—	—	6.2	—	—	6.2
Issuance of common stock for employee stock purchase plan and stock options	—	0.2	—	2.5	—	—	2.5
Restricted stock issued and related taxes	—	0.5	—	(7.1)	—	—	(7.1)
Net income	—	—	—	—	—	1.9	1.9
Other comprehensive income, net of tax	—	—	—	—	0.2	—	0.2
Balance, March 28, 2021	$14.8	123.7	$—	$1,557.9	$1.6	$(630.5)	$929.0

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 26, 2021	$15.2	124.0	$—	$1,578.9	$0.6	$(634.4)	$945.1
Stock-based compensation	—	—	—	7.0	—	—	7.0
Issuance of common stock for employee stock purchase plan and stock options	—	0.2	—	2.9	—	—	2.9
Restricted stock issued and related taxes	—	0.6	—	(6.8)	—	—	(6.8)
Net loss	—	—	—	—	—	(15.9)	(15.9)
Balance, March 27, 2022	$15.2	124.8	$—	$1,582.0	$0.6	$(650.3)	$932.3

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	March 27, 2022	March 28, 2021
Operating activities:
Net income (loss)	$(15.9)	$1.9
Loss from discontinued operations	(0.2)	—
Income (loss) from continuing operations	(15.7)	1.9
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	7.0	6.3
Deferred income taxes	—	0.1
Amortization of lease right-of-use assets	2.6	2.2
Stock-based compensation	7.0	6.2
Amortization of deferred financing costs	0.3	0.2
Loss on extinguishment of debt	13.0	—
Recovery of doubtful accounts	—	(0.1)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	31.9	9.8
Unbilled receivables	(19.8)	(1.8)
Inventoried costs	(15.3)	(4.2)
Prepaid expenses and other assets	(9.5)	(2.0)
Operating lease liabilities	(2.7)	(2.2)
Accounts payable	1.3	(2.0)
Accrued expenses	6.1	(2.7)
Accrued compensation	5.6	6.2
Accrued interest	(1.3)	4.9
Billings in excess of costs and earnings on uncompleted contracts	(8.3)	7.1
Income tax receivable and payable	(4.9)	(2.2)
Other liabilities	(5.2)	(5.0)
Net cash provided by (used in) operating activities from continuing operations	(7.9)	22.7
Investing activities:
Cash paid for acquisitions, net of cash acquired	(58.5)	(5.1)
Capital expenditures	(10.8)	(9.6)
Net cash used in investing activities from continuing operations	(69.3)	(14.7)
Financing activities:
Proceeds from the issuance of long-term debt	200.0	—
Debt issuance costs	(3.2)	—
Credit agreement borrowings	100.0	—
Repayment of debt	(309.8)	—
Payments under finance leases	(0.3)	(0.2)
Payments of employee taxes withheld from share-based awards	(6.8)	(7.1)
Proceeds from shares issued under equity plans	2.9	2.5
Net cash used in financing activities from continuing operations	(17.2)	(4.8)
Net cash provided by (used in) continuing operations	(94.4)	3.2
Net operating cash flows of discontinued operations	0.1	(0.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.7)	(0.6)
Net increase (decrease) in cash, cash equivalents and restricted cash	(95.0)	2.1
Cash, cash equivalents and restricted cash at beginning of period	349.4	381.5
Cash, cash equivalents and restricted cash at end of period	$254.4	$383.6

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

(a)    Basis of Presentation

 The information as of March 27, 2022 and for the three months ended March 27, 2022 and March 28, 2021 is unaudited. The condensed consolidated balance sheet as of December 26, 2021 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 26, 2021, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 22, 2022 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

(b)    Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its 100% owned subsidiaries and its majority owned subsidiary, KTT Core, which is 80.1% owned by the Company. All inter-company transactions have been eliminated in consolidation. Noncontrolling interest consists of the remaining 19.9% interest in KTT Core. See Note 12 for further information related to the redeemable noncontrolling interest.

(c)    Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year. The three month periods ended March 27, 2022 and March 28, 2021 consisted of 13-week periods. There are 52 calendar weeks in the fiscal years ending on December 25, 2022 and December 26, 2021.

(d)    Accounting Estimates

There have been no significant changes in the Company’s accounting estimates for the three months ended March 27, 2022 as compared to the accounting estimates described in the Annual Report on Form 10-K.

(e)    Accounting Standards Updates

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

(f)    Fair Value of Financial Instruments

The carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at March 27, 2022 and December 26, 2021 are presented in Note 10. The carrying value of all other financial instruments, including cash equivalents, accounts receivable, unbilled receivables, accounts payable, accrued expenses, billings in excess of cost and earnings on uncompleted contracts, income taxes payable and short-term debt, approximated their estimated fair values at March 27, 2022 and December 26, 2021 due to the short-term nature of these instruments.

Note 2. Acquisitions

CTT Inc.

On December 10, 2021, the Company acquired CTT Inc. (“CTT”), a company that designs, develops, and manufactures microwave application components and equipment primarily for customers in the defense industry. The purchase price was $22.0 million in cash, subject to adjustments for transaction expenses, indebtedness, cash on hand, and post-closing working capital adjustments. Approximately $6.3 million of the purchase price was paid on December 10, 2021, with the remaining $15.2 million of the purchase price paid on December 30, 2021. The allocation of the total consideration for this acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocations to be material to the Company's consolidated financial statements. The operating results of the acquisition have been included in the Company’s results of operations from the effective acquisition date. The amount of net sales and earnings of CTT included in the condensed consolidated statement of operations for the year ended December 26, 2021 are not material. Had the acquisition occurred as of December 28, 2020, net sales, net income from consolidated operations, net income attributable to Kratos, and basic and diluted net income per share attributable to Kratos on a pro forma basis for the year ended December 26, 2021 would not have been materially different than the reported amounts. CTT is included in the Kratos Government Solutions (KGS) segment.

Cosmic Advanced Engineered Solutions, Inc.

On December 27, 2021, Kratos Integral Holdings, LLC entered into a Stock Purchase Agreement to acquire Cosmic Advanced Engineered Solutions, Inc. (“Cosmic”) from the Carol L. Zanmiller Living Trust and the John G. Hutchens Living Trust for $37.5 million in cash, subject to adjustments for transaction expenses, indebtedness, cash on hand, and working capital adjustments. Cosmic focuses on radio frequency, terrestrial, and space-based communication solutions, including digital signals processing and geolocation analysis. In addition, Cosmic provides overhead persistent infrared for missile defense systems and embedded cyber solutions to U.S. government agencies. On December 27, 2021, the acquisition was completed following the satisfaction of all closing conditions, including receipt of regulatory approval from all required government authorities. The allocation of the total consideration for this acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocations to be material to the Company's consolidated financial statements. The operating results of the acquisition have been included in the Company’s results of operations from the effective acquisition date. Cosmic is included in the KGS segment.

The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The goodwill represents the value the Company expects to be created by integrating Cosmic’s existing business with Kratos’ related products and customers.

The transaction has been accounted for using the acquisition method of accounting, which requires, among other things, that the identifiable assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. The fair value measurements are based primarily on significant inputs not observable in the marketplace and thus represent Level 3 measurements.

The following table summarizes the allocation of the purchase price over the estimated fair values of the major assets acquired and liabilities assumed (in millions):

Accounts receivable	$3.8
Unbilled receivables	4.0
Other current assets	0.1
Property and equipment	1.3
Intangible assets	10.0
Total identifiable net assets acquired	19.2
Total identifiable net liabilities assumed	(9.6)
Goodwill	28.6
Net assets acquired, excluding cash	$38.2

Based on the Company’s estimate of fair value, as of December 27, 2021, net liabilities included $6.7 million of current liabilities. The identifiable intangible assets include trade names of $1.5 million with a remaining useful life of 5 years, backlog of $3.0 million with an estimated useful life of 2 years, customer relationships of $2.5 million with remaining useful lives of 10 years, and developed technology of $3.0 million with a remaining useful life of 10 years. The Company also established a deferred tax liability of $2.9 million for the difference between the financial statement basis and tax basis of the acquired assets of Cosmic and a corresponding increase in goodwill. The goodwill recorded in this transaction is not expected to be tax-deductible.

The amounts of revenue and operating loss of Cosmic included in the Company’s condensed consolidated statement of operations for the three months ended March 27, 2022 were $12.7 million and $0.2 million, respectively.

A summary of the consideration paid for the acquired ownership in Cosmic is as follows:

Cash paid	$39.5
Less: Cash acquired	(1.3)
Total consideration	$38.2

Southern Research Engineering Division

On March 9, 2022, the Company executed an Asset Purchase Agreement to acquire the assets of the Engineering Division of Southern Research Institute (SRI), an Alabama non-profit corporation, for a purchase price of approximately $80.0 million, comprised of $75.0 million in cash, subject to any working capital adjustments, and $5.0 million in Kratos common stock. Southern Research’s Engineering Division (SRE) is the market leader in assisting customers in the development, modeling, and deployment of advanced materials for extreme environments, including hypersonic, space, missile, missile defense, strategic deterrence, propulsion systems, and energy applications. SRE also specializes in Intelligence Surveillance and Reconnaissance (ISR) sensor development, electromechanical systems design and integration, aerospace engineering, materials engineering, artificial intelligence and machine learning, directed energy, RF systems design and integration, advanced manufacturing, and computational sciences. The acquisition will establish Kratos SRE, a new business unit within Kratos’ Defense and Rocket Support Services Division. Closing is subject to certain conditions, which are expected to be satisfied during the second quarter of 2022.

Note 3. Revenue Recognition

Effective January 1, 2018, the Company adopted the FASB ASU 2014-09, Revenue from Contracts with Customers, and the related amendments, which are codified into Accounting Standards Codification (“ASC”) 606 (“ASC 606”).

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in each contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Once the contract is identified and determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

For the majority of contracts, the Company satisfies the underlying performance obligations over time as the customer obtains control or receives benefits as work is performed on the contract. The Company generally recognizes revenue over time as work is performed on long-term contracts because of continuous transfer of control to the customer. For U.S. government contracts, this continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay for costs incurred plus a reasonable profit and take control of any work in process. Similarly, for non-U.S. government contracts, the customer typically controls the work in process as evidenced either by contractual termination clauses or by our rights to payment of the transaction price associated with work performed to date on products or services that do not have an alternative use to the Company. As a result, under ASC 606 revenue is recognized over time using the cost-to-cost method (cost incurred relative to total estimated cost at completion). As a result, under ASC 606, revenue is recognized over a time using the cost-to-cost method (cost incurred relative to total estimated cost at completion).

Remaining Performance Obligations

The Company calculates revenues from remaining performance obligations as the dollar value of the remaining performance obligations on executed contracts. On March 27, 2022, the Company had approximately $982.1 million of remaining performance obligations. The Company expects to recognize approximately 50% of the remaining performance obligations as revenue in fiscal year 2022, an additional 20% in fiscal year 2023, and the balance thereafter.

Contract Estimates

Due to the nature of the work required to be performed on many performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables, and requires significant judgment. On a quarterly basis, the Company conducts its contract cost Estimate at Completion (“EAC”) process by reviewing the progress and execution of outstanding performance obligations within its contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include management’s judgment about the ability and cost to achieve the schedule (e.g., the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product) and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g., to estimate increases in wages and prices for materials and related support cost allocations), execution by subcontractors, the availability and timing of funding from customers and overhead cost rates, among other variables.

In addition, certain of the Company’s long-term contracts contain award fees, incentive fees, or other provisions that can either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones, or cost targets and can be based upon customer discretion. Variable consideration is estimated at the most likely amount to which the Company is expected to be entitled. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current, and forecasted) that is reasonably available.

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

As a result of the EAC process, any quarterly adjustments to revenues, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if it is determined the Company will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if it is determined the Company will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales, and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could affect the profitability of one or more of the Company’s contracts. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined. No cumulative catch-up adjustment on any one contract was material to the Company’s unaudited condensed consolidated financial statements for the three-month periods ended March 27, 2022, and March 28, 2021. Likewise, total cumulative catch-up adjustments were not material for the three-month periods ended March 27, 2022, and March 28, 2021.

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

Contract assets consist of unbilled receivables, primarily related to long-term contracts where revenue recognized under the cost-to-cost method exceeds amounts billed to customers. Unbilled receivables are classified as current assets and, in accordance with industry practice, include amounts that may be billed and collected beyond one year due to the long-term nature of many of the Company’s contracts. Accumulated contract costs in unbilled receivables include direct production costs, factory and engineering overhead, production tooling costs, and, for government contracts, recovery of allowable general and administrative expenses. Unbilled receivables also include certain estimates of variable consideration described above. The Company’s contracts that give rise to contract assets are not considered to include a significant financing component as the payment terms are intended to protect the customer in the event the Company does not perform on its obligations under the contract.

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

Net contract assets and liabilities are as follows (in millions):

	March 27, 2022	December 26, 2021	Net Change
Contract assets	$214.8	$190.8	$24.0
Contract liabilities	$49.7	$58.1	$(8.4)
Net contract assets	$165.1	$132.7	$32.4

Contract assets increased $24.0 million during the three months ended March 27, 2022, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations for which the Company has not yet billed the customers. There were no significant impairment losses related to any receivables or contract assets arising from the Company’s contracts with customers during the three months ended March 27, 2022. Contract liabilities decreased $8.4 million during the three months ended March 27, 2022, primarily due to revenue recognized in excess of payments received on these performance obligations. For the three months ended March 27, 2022 the Company recognized revenue of $21.2 million that was previously included in the contract liabilities that existed at December 26, 2021. For the three months ended March 28, 2021 the Company recognized revenue of $17.0 million that was previously included in the contract liabilities that existed at December 27, 2020.

In November 2019, a large training solutions program was terminated for convenience (“T for C”) by the customer. Under a T for C, a contractor is entitled to seek specified costs through a termination settlement process including (1) the contract price for completed supplies and services accepted by the government but not previously paid for; (2) the cost incurred in the performance of work terminated plus a reasonable profit on those costs; and (3) its costs incurred in settling with subcontractors and preparing and settling the termination proposal. Under a T for C, the Company would not be able to collect the total withheld amounts until the settlement terms of the T for C have been negotiated and agreed to with the customer. At March 27, 2022, approximately $10.8 million in unbilled receivables remained outstanding on this project. In March 2022, the Company and the customer agreed to a settlement of $6.0 million for a portion of the amounts outstanding on this project, which is expected to be collected in the third quarter of 2022. The remaining unbilled balance of $4.8 million is subject to negotiation and settlement with the customer. In addition, the Company is currently in dispute with an international customer in the Unmanned Systems (US) segment over approximately $10.0 million in unbilled receivables outstanding as of March 27, 2022. The dispute with the international customer concerns the completion of certain system requirements and certain contractual milestones. The Company alleges breach of contract, as well as other claims against the customer, and seeks damages and other equitable relief. The customer has asserted counterclaims seeking liquidated damages and additional relief. Management has evaluated the present facts of the matters and performed a reassessment of the contractual amounts due and has determined that no adjustment to previously recognized revenue, or the corresponding unbilled receivables, is necessary at March 27, 2022.

Disaggregation of Revenue

The following series of tables presents the Company’s revenue disaggregated by several categories. For the majority of contracts, revenue is recognized over time as work is performed on the contract. Revenue by contract type was as follows (in millions):

	Three Months Ended
	March 27, 2022	March 28, 2021
Kratos Government Solutions
Fixed price	$101.3	$99.5
Cost plus fee	32.3	28.6
Time and materials	10.0	10.2
Total Kratos Government Solutions	143.6	138.3
Unmanned Systems
Fixed price	31.5	37.2
Cost plus fee	20.4	17.9
Time and materials	0.7	0.8
Total Unmanned Systems	52.6	55.9
Total Revenues	$196.2	$194.2

Revenue by customer was as follows (in millions):

	Three Months Ended
	March 27, 2022	March 28, 2021
Kratos Government Solutions
U.S. Government (1)	$89.5	$92.6
International (2)	34.7	31.7
U.S. Commercial and other customers	19.4	14.0
Total Kratos Government Solutions	143.6	138.3
Unmanned Systems
U.S. Government (1)	50.1	49.6
International (2)	1.8	6.3
U.S. Commercial and other customers	0.7	—
Total Unmanned Systems	52.6	55.9
Total Revenues	$196.2	$194.2
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

Note 4. Discontinued Operations

On February 28, 2018, the Company entered into a Stock Purchase Agreement to sell the operations of Kratos Public Safety & Security Solutions, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“PSS”), to Securitas Electronic Security, Inc., a Delaware corporation (“Buyer”). On June 11, 2018, the Company completed the sale of all of the issued and outstanding capital stock of PSS to Buyer for a purchase price of $69 million in cash, subject to a closing net working capital adjustment (the “Transaction”). To date, the Company has received approximately $68.7 million of aggregate net cash proceeds from the Transaction, after taking into account amounts that were paid by the Company pursuant to a negotiated transaction services agreement between the Company and the Buyer, receipt of approximately $7.3 million in net working capital retained by the Company, and associated transaction fees and expenses, including the impact of the final settlement and determination of the closing net working capital adjustment and litigation which was settled with the Buyer in the fourth quarter of 2021 and first quarter of 2022, respectively.

Note 5. Goodwill and Intangible Assets

(a)    Goodwill

    The carrying amounts of goodwill as of March 27, 2022 and December 26, 2021 by reportable segment are as follows (in millions):

	As of March 27, 2022
	KGS	US	Total
Gross value	$648.3	$127.9	$776.2
Less accumulated impairment	239.5	13.8	253.3
Net	$408.8	$114.1	$522.9

	As of December 26, 2021
	KGS	US	Total
Gross value	$619.3	$127.9	$747.2
Less accumulated impairment	239.5	13.8	253.3
Net	$379.8	$114.1	$493.9

(b)    Purchased Intangible Assets

The following table sets forth information for finite-lived and indefinite-lived intangible assets (in millions):

	As of March 27, 2022			As of December 26, 2021
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$79.0	$(58.2)	$20.8	$76.5	$(57.6)	$18.9
Contracts and backlog	37.9	(33.8)	4.1	34.9	(33.1)	1.8
Developed technology and technical know-how	34.4	(26.1)	8.3	31.4	(25.8)	5.6
Trade names	4.2	(2.1)	2.1	2.7	(2.0)	0.7
In-process research and development	9.5	(0.2)	9.3	9.5	(0.2)	9.3
Total finite-lived intangible assets	165.0	(120.4)	44.6	155.0	(118.7)	36.3
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$171.9	$(120.4)	$51.5	$161.9	$(118.7)	$43.2

Consolidated amortization expense related to intangible assets subject to amortization was $1.7 million and $1.4 million for the three months ended March 27, 2022 and March 28, 2021, respectively.

Note 6. Inventoried Costs

Inventoried costs, consisted of the following components (in millions):

	March 27, 2022	December 26, 2021
Raw materials	$66.6	$58.5
Work in process	34.9	28.5
Finished goods	5.6	4.7
Total inventoried costs	$107.1	$91.7

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

Shares from stock options and awards, excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive, were 1.2 million for the three months ended March 27, 2022.

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

    The components of lease expense were as follows (in millions):

	Three Months Ended
	March 27, 2022	March 28, 2021
Amortization of right of use assets - finance leases	$0.7	$0.5
Interest on lease liabilities - finance leases	0.7	0.6
Operating lease cost	3.3	2.9
Short-term lease cost	0.2	0.2
Variable lease cost (cost excluded from lease payments)	—	—
Sublease income	—	—
Total lease cost	$4.9	$4.2

The components of leases on the balance sheet were as follows (in millions):

	March 27, 2022	December 26, 2021
Operating Leases:
Operating lease right-of-use assets	$39.6	$38.5
Current portion of operating lease liabilities	$10.5	$10.1
Operating lease liabilities, net of current portion	$33.3	$32.7
Finance leases:
Property, plant and equipment, net	$38.3	$39.0
Other current liabilities	$1.2	$1.2
Other long-term liabilities	$42.9	$43.2

Cash paid for amounts included in the measurement of lease liabilities was as follows (in millions):

	Three Months Ended
	March 27, 2022	March 28, 2021
Finance lease - cash paid for interest	$0.7	$0.6
Finance lease - financing cash flows	$0.3	$0.2
Operating lease - operating cash flows (fixed payments)	$3.4	$2.8

Other supplemental noncash information (in millions):

	Three Months Ended
	March 27, 2022	March 28, 2021
Operating lease liabilities arising from obtaining right-of-use assets	$3.7	$0.2
Finance lease liabilities arising from obtaining right-of-use assets	$—	$—

	March 27, 2022	March 28, 2021
Weighted-average remaining lease term (in years):
Operating leases	4.50	5.28
Finance leases	15.91	17.44

Weighted-average discount rate:
Operating leases	6.48%	6.50%
Finance leases	6.51%	6.52%

The maturity of lease liabilities is (in millions):

	Operating Leases	Finance Leases
2022 (1)	$9.8	$3.0
2023	12.4	4.1
2024	9.8	4.2
2025	8.3	4.2
2026	4.9	4.3
Thereafter	5.3	52.8
Total lease payments	50.5	72.6
Less: imputed interest	(6.7)	(28.5)
Total present value of lease liabilities	$43.8	$44.1
(1) Excludes the three months ended March 27, 2022.

Note 9. Income Taxes

A reconciliation of the total income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate of 21% to income from continuing operations before income taxes for the three months ended March 27, 2022 and March 28, 2021 is as follows (in millions):

	For the Three Months Ended
	March 27, 2022	March 28, 2021
Income tax benefit at federal statutory rate	$(4.2)	$(0.2)
Nondeductible expenses and other	1.0	(0.2)
Stock compensation - excess tax benefits	(0.9)	(2.4)
Federal impact of research & development tax credits	(0.2)	0.1
Benefit for income taxes from continuing operations	$(4.3)	$(2.7)

The Company calculates its interim income tax provision in accordance with ASC Topic 270, “Interim Reporting,” and ASC Topic 740, “Accounting for Income Taxes.” Historically, the Company calculated the provision for income taxes during the interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three ended March 27, 2022. Therefore, a discrete effective tax rate method was used to calculate taxes for the three months ended March 27, 2022.
As of December 26, 2021, the Company had $25.9 million of unrecognized tax benefits that, if recognized, would impact the Company’s effective income tax rate. During the three months ended March 27, 2022 unrecognized tax benefits increased by $0.1 million relating to various current year tax positions.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For each of the three months ended March 27, 2022 and March 28, 2021, the Company recorded an expense for interest and penalties of $0.1 million. For the three months ended March 27, 2022 and March 28, 2021, there was no material benefit recorded related to the removal of interest and penalties. The Company believes that it is reasonably possible that as much as $0.5 million of the liabilities for uncertain tax positions will expire within the next twelve months due to the expiration of various applicable statutes of limitations.

Note 10. Debt

(a) New Credit Facility

    On February 18, 2022, the Company completed the refinancing of its outstanding $90 million revolving credit facility and $300 million 6.5% Senior Secured Notes (the “Senior Secured Notes”), with a new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A (collectively, the “New Credit Facility”). The Company incurred debt issuance costs of $3.2 million associated with the New Credit Facility. The Company has drawn approximately $200 million under the Term Loan A and $100 million on the new Revolving Credit Facility, with $100 million remaining in borrowing capacity, less approximately $13.2 million of letters of credit outstanding.

On February 18, 2022, the proceeds of $300 million from the New Credit Facility, along with cash funded by the Company for the 3.25% call premium to redeem the Company’s outstanding Senior Secured Notes, plus accrued interest, was distributed to the trustee for redemption of the Senior Secured Notes. The redemption of the Company’s outstanding $300 million 6.5% Senior Secured Notes due November 2025 closed on March 14, 2022, for an amount of cash equal to 103.25% of the principal amount thereof plus accrued and unpaid interest thereon. The Company incurred a loss on the extinguishment of debt of $9.8 million related to the call premium on the Senior Secured Notes and the write-off of $3.2 million of unamortized debt issuance costs, resulting in a total loss on extinguishment of debt of $13.0 million.

The New Credit Facility is governed by a Credit Agreement (the “Credit Agreement”), which establishes the 5-year senior secured credit facility which is comprised of the $200 million Revolving Credit Facility (which includes sub-facilities for the incurrence of up to $10.0 million of swingline loans and the issuance of up to $50.0 million of Letters of Credit) and the $200 million Term Loan A. The Credit Agreement contemplates uncommitted incremental credit facilities of up to $200 million (which amount would be reduced by the aggregate amount of any and all incremental credit facilities actually established under the Credit Agreement) plus additional uncommitted incremental capacity subject to a limitation based on the Company’s pro forma total net leverage ratio (including any such additional uncommitted incremental capacity).

Borrowings under the revolving credit facility and the term loan credit facility may take the form of base rate loans or Secured Overnight Financing Rate (“SOFR”) loans. Base rate loans under the Credit Agreement will bear interest at a rate per annum equal to the sum of the Applicable Margin (as defined in the Credit Agreement) from time to time in effect plus the highest of (i) the Agent’s prime lending rate, as in effect at such time, (ii) the Federal Funds Rate (as defined in the Credit Agreement), as in effect at such time, plus 0.50%, (iii) the Adjusted Term SOFR (as defined in the Credit Agreement) for a one-month tenor in effect on such day, plus 1.00% and (iv) 1.00%. SOFR loans will bear interest a rate per annum equal to the sum of the Applicable Margin from time to time in effect plus the Adjusted Term SOFR for an Interest Period (as defined in the Credit Agreement) selected by the Company of one, three or six months. The Applicable Margin varies between 1.25% and 2.25% per annum for SOFR loans and between 0.25% and 1.25% per annum for base rate loans, and is based on the Company’s total net leverage ratio from time to time.

Mandatory amortization on the Term Loan A is 2.5% in each of the first and second years and 5.0% in each of the third, fourth and fifth years, with the remaining outstanding balance due at maturity. The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. The Company was in compliance with the covenants contained in the Credit Agreement as of March 27, 2022.

(b) 6.5% Senior Secured Notes due 2025

In November 2017, the Company issued and sold $300 million aggregate principal amount of 6.5% Senior Secured Notes due 2025, or the Senior Secured Notes, in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Company incurred debt issuance costs of $6.6 million associated with the Senior Secured Notes. The Senior Secured Notes were redeemed on March 14, 2022.

(c)    Other Indebtedness

Credit and Security Agreement

On November 20, 2017, the Company entered into an amended and restated credit and security agreement (the “Credit and Security Agreement”), which established a five-year senior secured revolving credit facility in the aggregate principal amount of $90.0 million (subject to a potential increase of the aggregate principal amount to $115.0 million, subject to the agent’s and applicable lenders’ approval), consisting of a subline for letters of credit in an amount not to exceed $50.0 million, as well as a swingline loan in an aggregate principal amount at any time outstanding not to exceed $10.0 million. The Credit and Security Agreement was replaced by the New Credit Facility on February 18, 2022.

Fair Value of Long-term Debt

Carrying amounts and the related estimated fair values of the Company’s Senior Secured Notes not measured at fair value on a recurring basis at December 26, 2021 are presented in the following table:

	As of December 26, 2021
$ in millions	Principal	Carrying Amount	Fair Value
Total long-term debt including current portion	$300.0	$296.7	$308.3

The fair value of the Company’s Senior Secured Notes was based upon actual trading activity (Level 1, Observable inputs -quoted prices in active markets).

 As of December 26, 2021, the difference between the carrying amount of $296.7 million and the principal amount of $300.0 million presented in the above table is the unamortized debt issuance costs of $3.3 million, which were being accreted to interest expense over the term of the related debt. The Senior Secured Notes were redeemed on March 14, 2022.

Term Loan and Revolving Credit Debt

Long-term debt and the current period interest rates were as follows (in millions):

Three Months Ended
March 27, 2022
Term Loan A	$200.0
Revolving credit facility	100.0
Total debt	300.0
Less current portion	(3.7)
Total long-term debt, less current portion	296.3
Less long-term unamortized debt issuance costs - term loans	(1.3)
Total long-term debt, net of unamortized debt issuance costs - term loans	$295.0
Unamortized debt issuance costs - revolving credit facility	$1.5
Current period interest rate	2.2%

Future long-term debt principal payments at March 27, 2022 were as follows (in millions):

2022	$3.7
2023	5.0
2024	8.8
2025	10.0
2026	10.0
2027	162.5
$200.0

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

The Company organizes its reportable segments based on the nature of the products, solutions and services offered. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts. In the following table, total operating income from continuing operations of the reportable business segments is reconciled to the corresponding consolidated amount. The reconciling item Corporate activities includes costs for certain stock-based compensation programs (including stock-based compensation costs for stock options, employee stock purchase plan and restricted stock units), the effects of items not considered part of management’s evaluation of segment operating performance, merger and acquisition expenses, corporate costs not allocated to the segments, and other miscellaneous corporate activities.

 Revenues, depreciation and amortization, and operating income generated by the Company’s reportable segments for the three month periods ended March 27, 2022 and March 28, 2021 are as follows (in millions):

	Three Months Ended
	March 27, 2022	March 28, 2021
Revenues:
Kratos Government Solutions
Service revenues	$66.8	$56.1
Product sales	76.8	82.2
Total Kratos Government Solutions	143.6	138.3
Unmanned Systems
Service revenues	1.1	1.2
Product sales	51.5	54.7
Total Unmanned Systems	52.6	55.9
Total revenues	$196.2	$194.2
Depreciation and amortization:
Kratos Government Solutions	$5.1	$4.4
Unmanned Systems	1.9	1.9
Total depreciation and amortization	$7.0	$6.3
Operating income (loss) from continuing operations:
Kratos Government Solutions	$5.6	$7.1
Unmanned Systems	0.5	4.2
Corporate activities	(7.3)	(6.4)
Total operating income (loss) from continuing operations	$(1.2)	$4.9

Note 12.    Redeemable Noncontrolling Interest

On February 27, 2019, the Company acquired 80.1% of the issued and outstanding shares of capital stock of Florida Turbine Technologies Inc., a Florida corporation (“FTT Inc.”), and 80.1% of the membership interests in KTT CORE, LLC, a Delaware limited liability company (“KTT Core”), for an aggregate purchase price of approximately $60 million. On February 18, 2022, the capital stock of FTT Inc. was conveyed to KTT Core for organizational purposes such that FTT Inc is now a wholly owned subsidiary of KTT Core. In connection with the Company’s acquisition of FTT Inc. and KTT Core, (i) beginning in January 2024, the holders (the “Holders”) of the minority interests in KTT Core (the “Minority Interests”) will have an annual right (the “Put Right”) to sell all of the Minority Interests to the Company at a purchase price based on a specified multiple of the trailing 12 months EBITDA of KTT Core and its subsidiaries (the “Acquired Companies”), subject to adjustment as set forth in the Exchange Agreement entered into by and among the Company, the Acquired Companies and the Holders, as amended on February 18, 2022 (the “Exchange Agreement”) (provided, however, that following certain events, including a change of control, the Put Right will be accelerated and the Minority Interest Purchase Price (as defined in the Exchange Agreement) will be a specified increased multiple of the trailing 12 months EBITDA of the Acquired Companies); and (ii) beginning in January 2025, the Company will have an annual right to purchase all of the Minority Interests from the Holders at the Minority Interest Purchase Price.

The Company adjusts the carrying value of such redeemable noncontrolling interest based on an allocation of subsidiary earnings based on ownership interest. Redeemable noncontrolling interest is recorded outside of permanent equity at the higher of its carrying value or management’s estimate of the amount (the “Redemption Amount”) that the Company could be required to pay in connection with the Put Right. Adjustments to the Redemption Amount will have a corresponding effect on net income per share attributable to Kratos shareholders. As of March 27, 2022, no adjustment of the carrying value of the redeemable noncontrolling interest was required.

Note 13. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales contracted through the U.S. Government, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the

U.S. Government. Sales to the U.S. Government amounted to approximately $139.6 million and $142.2 million, or 71% and 73% of total Kratos revenue, for the three months ended March 27, 2022 and March 28, 2021, respectively.

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

Other Litigation Matters

The Company is subject to normal and routine litigation arising from the ordinary course and conduct of business and, at times, as a result of mergers, acquisitions and dispositions. Such disputes include, for example, commercial, employment, intellectual property, environmental, and securities matters. The aggregate amounts accrued related to these matters are not material to the total liabilities of the Company. The Company intends to defend itself in any such matters and does not currently believe that the outcome of any such matters will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” relating to our future financial performance, the market for our services and our expansion plans and opportunities. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements reflect our current beliefs, expectations and projections, are based on assumptions, and are subject to known and unknown risks and uncertainties that could cause our actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of these factors are beyond our ability to control or predict. As a result, you should not place undue reliance on forward-looking statements. Important risks and uncertainties that could cause our actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, but are not limited to: changes or cutbacks in spending or the appropriation of funding by the Federal Government, including the DoD, which could cause delays, cancellations or reductions of key government contracts; bid protests; changes in the scope or timing of our projects; the timing, rescheduling or cancellation of significant customer contracts and agreements; failure by our subcontractors or suppliers to perform their contractual obligations; our failure to meet performance obligations; if the unmanned systems markets do not experience significant growth, or it the products we have developed or will develop do not become programs of record; if we cannot expand our customer base or if our products do not achieve broad acceptance which could impact our ability to achieve our anticipated level of growth; consolidation by or the loss of key customers; risks of adverse regulatory action or litigation; risks associated with debt leverage; failure to successfully achieve our acquisition, integration, cost reduction or divestiture strategies; risks related to security breaches, cybersecurity attacks or other significant disruptions of our information systems; risks related to the new DoD CMMC requirement recently issued by the Pentagon; risks associated with pandemics, epidemics or other public health emergencies, such as the outbreak of COVID-19; risks related to unknown defects or errors in our products; and competition in the marketplace, which could reduce revenues and profit margins, as well as the additional risks and uncertainties described in this Quarterly Report on Form 10-Q, in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 26, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 22, 2022 (the “Form 10-K”), and in other reports that we have filed with the SEC. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except as required by law, we assume no responsibility for updating any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Industry Update

In May 2021, the Biden administration released a $6.011 trillion federal budget proposal for the U.S. Government’s 2022 fiscal year (“FY”) that begins on October 1, 2021. The budget proposal includes $753 billion in National Security funding, an increase of 1.6% over FY 2021, of which $715 billion is for the DoD. The 2022 National Security request amounts to a slight decrease for the Pentagon when adjusted for inflation, and is also slightly below the previous administration’s $722 billion FY 2022 request for the DoD. This is the first budget over the past decade that is not restricted by the discretionary spending caps under the Budget Control Act of 2011. The FY 2022 proposal also ends the “off-budget” funding pool known as the Overseas Contingency Operations, or (“OCO”) account. A five-year Future Years Defense Program strategic priority spending plan that is typically submitted annually along with that year’s annual budget request was not submitted at this time. The FY 2022 National Security budget includes a focus on research and development for new technologies to address peer and near peer threats, including China. The FY 2022 budget request prioritizes defense research and development, test and evaluation funding to invest in breakthrough technologies that are also focused on innovation and the development of next generation defense capabilities. The FY 2022 budget request also supports the DoD’s plan to divest legacy systems and programs in order to redirect the related resources to innovation, new technology and new programs, platforms and systems.

The budget environment, including COVID-19 spending increases proposed by the Biden administration, and uncertainty surrounding the debt ceiling and the appropriations process, remain significant short and long-term risks. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the Biden administration and Congress.

To avert a government shutdown, on September 30, 2021, one day before the start of the U.S. Government’s FY 2022, President Biden signed H.R. 5305, a Continuing Resolution (“CR” ), into law. The CR continued funding of most current programs and activities at FY 2021 government funding levels through December 3, 2021(i.e. a Continuing Resolution Authorization (“CRA”)). While a CRA temporarily allows continued funding of contracts and programs at prior fiscal year levels, a CRA also restricts new contract and program starts and restricts planned increases on existing production and other contracts, presenting resource allocation challenges for the Government and placing limitations on future planned program budgets. Congress subsequently passed three additional CRs extending through March, 15, 2022.

On March 15, 2022, President Biden signed into law the Fiscal Year 2022 National Security Budget of $782 billion, a 5.6% increase over the previous year. On March 28, 2022, the Biden administration submitted to Congress a proposed fiscal year 2023 Budget Request of $813.3 Billion for National Security, $773 million of which is for the Department of Defense.

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

Additionally, funding for certain programs in which we currently participate may be reduced, delayed or cancelled, and budget uncertainty or funding cuts globally could adversely affect the viability of our partners, teammates, subcontractors and suppliers, and our employee base. While we believe that our business is well-positioned in areas that the DoD and other customers indicate are priorities for future defense spending, including in the 2022 National Defense Strategy, which was submitted to Congress in March 2022, the short and long-term impact of federal budgetary uncertainty, CRAs, the BCA or similar budgetary restrictions or limitations, other defense spending cuts, challenges in the appropriations process, the debt ceiling and the ongoing fiscal debates remain uncertain. Such a challenging federal and DoD budgetary environment may negatively impact our business and programs and could have a material adverse effect on our forecasts, estimates, financial position, results of operations and/or cash flows.

The nature of our operations exposes us to risks associated with pandemics, epidemics or other public health emergencies, such as the outbreak of COVID-19. In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the Trump administration declared the COVID-19 outbreak a national emergency. The COVID-19 outbreak has resulted in governments around the world, including the U.S. Government and the DoD, implementing measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

We are a company operating in a “critical infrastructure industry”, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we have continued to operate, including our international operations. Notwithstanding our continued operations, COVID-19 has had and is currently expected to continue to have negative impacts on certain of our operations, workforce, supply chain, vendors, transportation networks and customers, which have reduced certain of our sales and our margins, including as a result of preventative and precautionary measures that we, our suppliers, other businesses and governments are taking. The COVID-19 outbreak is a widespread public health crisis that is adversely affecting the economies and financial markets globally. Any resulting economic downturn could adversely affect demand for our products. The progression of COVID-19 could also negatively impact our business or results of operations through the temporary closure of our operating locations or those of our customers or suppliers.

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

Since the end of the first quarter of 2020, COVID-19 has continued to impact our customers, markets and operations, including supply chain disruptions, delays of certain supplier deliveries, difficulties gaining access to certain locations, difficulties gaining access to customers, including instances related to previously scheduled drone and rocket system flights, demonstrations and exercises, and decreased demand requirements of certain of our commercial aero, power and satcom customers. Additionally, customer and contractor-related travel and social distancing restrictions have delayed a number of our target drone, tactical drone and rocket system programs, missions and exercises, and has delayed delivery and execution on certain of our international commercial satcom projects. Despite progress in vaccination efforts, global economic activity remains uncertain and cannot be predicted with confidence. Further, in the first half of 2021, a new Delta variant of COVID-19 began to spread globally and caused an increase in COVID-19 cases in many places in the United States. In November 2021, a new Omicron variant, which appears to be the most transmissible variant to date, was detected, which has since caused an increase in COVID-19 cases in multiple countries, including the United States. Public health officials and medical professionals have warned that COVID-19 cases may continue to spike due to the Delta variant and/or the Omicron or other variants, particularly if vaccination rates do not quickly increase or if additional, potent disease variants emerge. It is unclear how long the resurgence due to Delta or the resurgence due to Omicron will last, how severe the Delta resurgence or Omicron resurgence will be, and what safety measures governments will impose in response to the Delta resurgence or Omicron resurgence. The extent to which COVID-19 may further impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects.

While we currently do not expect COVID-19 to have a material impact on our results of operations, cash flows and financial position, the current level of uncertainty over the economic, business and operational impacts of COVID-19, including the impact on employee absenteeism, vendor and supply chain and other resources, means the related financial impact cannot be reasonably estimated at this time. Our Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect estimates and assumptions made by management as of March 27, 2022. Events and changes in circumstances arising after March 27, 2022, including those resulting from the continuing impacts of COVID-19, will be reflected in management’s estimates for future periods.

Reportable Segments

The Company currently operates in two reportable segments. The KGS reportable segment is comprised of an aggregation of KGS operating segments, including our microwave electronic products, space and satellite communications, training and cybersecurity, C5ISR/modular systems, turbine technologies, and defense and rocket support services operating segments. The US reportable segment consists of our unmanned aerial, unmanned ground, unmanned seaborne and command, control and communications system businesses.

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

Comparison of Results for the Three Months Ended March 27, 2022 to the Three Months Ended March 28, 2021

Revenues.  Revenues by operating segment for the three months ended March 27, 2022 and March 28, 2021 are as follows (dollars in millions):

	March 27, 2022	March 28, 2021	$ change	% change
Kratos Government Solutions
Service revenues	$66.8	$56.1	$10.7	19.1%
Product sales	76.8	82.2	(5.4)	(6.6)%
Total Kratos Government Solutions	143.6	138.3	5.3	3.8%
Unmanned Systems
Service revenues	1.1	$1.2	$(0.1)	—%
Product sales	51.5	54.7	(3.2)	(5.9)%
Total Unmanned Systems	52.6	55.9	(3.3)	(5.9)%
Total revenues	$196.2	$194.2	$2.0	1.0%

Total service revenues	$67.9	$57.3	$10.6	18.5%
Total product sales	128.3	136.9	(8.6)	(6.3)%
Total revenues	$196.2	$194.2	$2.0	1.0%

Revenues increased $2.0 million to $196.2 million for the three months ended March 27, 2022 from $194.2 million for the three months ended March 28, 2021. Revenues in our KGS segment increased $5.3 million due to the contribution of $14.7 million in revenues from the recent acquisitions of Cosmic and CTT, and an increase of $1.3 million in our space and satellite communications businesses, which is net of an adverse impact of $7.1 million primarily related to supply chain delays and disruptions in our commercial satellite business, partially offset by an $8.3 million reduction related to an international training contract and a decrease in our C5ISR business of approximately $2.7 million. Revenues in our US segment decreased $3.3 million to $52.6 million for the three months ended March 27, 2022, primarily due to a reduction in volume based upon production and build cycles on the SSAT 177 program as compared to the three months ended March 28, 2021.

Product sales decreased $8.6 million to $128.3 million for the three months ended March 27, 2022 from $136.9 million for the three months ended March 28, 2021, primarily as a result of decreased production in our US segment and our space and satellite business. As a percentage of total revenue, product sales were 65.4% for the three months ended March 27, 2022 as compared to 70.5% for the three months ended March 28, 2021. Service revenues increased by $10.6 million to $67.9 million for the three months ended March 27, 2022 from $57.3 million for the three months ended March 28, 2021, primarily as a result of the recent Cosmic acquisition.

Cost of Revenues.  Cost of revenues increased $1.1 million to $144.3 million for the three months ended March 27, 2022 from $143.2 million for the three months ended March 28, 2021. The increase in cost of revenues was primarily a result of the increase in revenues.

Gross Margin.  Gross margin increased to 26.5% for the three months ended March 27, 2022 from 26.3% for the three months ended March 28, 2021. Margins on services increased to 26.5% for the three months ended March 27, 2022 from 25.8% for the three months ended March 28, 2021, due primarily to a more favorable mix of revenues. Margins on products remained the same at 26.4% for the three months ended March 27, 2022 and March 28, 2021. Margins in the KGS segment increased to 28.6% for the three months ended March 27, 2022 from 28.2% for the three months ended March 28, 2021, primarily due to a more favorable mix of revenues. Margins in the US segment decreased to 20.5% for the three months ended March 27, 2022 from 21.5% for the three months ended March 28, 2021, primarily due to a less favorable mix of products produced and shipped in the three months ended March 27, 2022.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expense increased $5.4 million to $43.3 million for the three months ended March 27, 2022 from $37.9 million for the three months ended March 28, 2021. As a percentage of revenues, SG&A increased to 22.1% at March 27, 2022 from 19.5% at March 28, 2021. Included in SG&A was the impact of the recent CTT and Cosmic acquisitions.

Research and Development (“R&D”) Expenses.  R&D expenses increased $1.2 million to $9.2 million for the three months ended March 27, 2022 from $8.0 million for the three months ended March 28, 2021, primarily due to increased development efforts in our Unmanned Systems business. As a percentage of revenues, R&D increased to 4.7% for the three months ended March 27, 2022 from 4.1% for the three months ended March 28, 2021. R&D expenses are made by the Company, typically in conjunction with our customers, for the Company to achieve a “first to market” position with our products or technology. We also invest in R&D expenses to achieve market leading “designed in” positions on major programs, platforms or systems.

Restructuring Expenses and Other. Restructuring expenses and other increased to $0.3 million from $0.0 million for the three months ended March 27, 2022 and March 28, 2021, respectively.

Total Other Expense, Net.  Total other expense, net increased to $18.8 million from $5.7 million for the three months ended March 27, 2022 and March 28, 2021, respectively. The increase in expense of $13.1 million was primarily related to the $13.0 million loss on the extinguishment of our Senior Secured Notes.

Benefit for Income Taxes from Continuing Operations. The income tax benefit from continuing operations for the three months ended March 27, 2022 and March 28, 2021 was $4.3 million and $2.7 million, respectively. For the three months ended March 27, 2022, the Company has utilized the discrete effective tax rate method. The discrete method is applied when it is not possible to reliably estimate our full year effective tax rate due to significant permanent differences in relation to pre-tax book income, resulting in significant variability to our effective tax rate. For the three months ended March 28, 2021, the income tax expense was a function of the estimated effective tax rate for the year. The estimated effective tax rate is driven by estimated foreign taxes, estimated federal and state taxes, permanent book/tax differences, and the projected income or loss for the year.

Loss from Discontinued Operations. The loss from discontinued operations was $0.2 million for the three months ended March 27, 2022, primarily reflecting costs related to the settlement of the working capital dispute with the buyer of the Kratos Public Safety & Security Solutions, Inc. (“PSS”) business, and $0.0 million for the three months ended March 28, 2021.

Backlog

On March 27, 2022, we had approximately $982.1 million of total backlog, of which $685.7 million was funded. We expect to recognize approximately 50% of the remaining total backlog as revenue in fiscal year 2022, an additional 20% in fiscal year 2023 and the balance thereafter. Our comparable total backlog balance as of March 28, 2021, was approximately $892.9 million of which $620.7 million was funded.

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

Liquidity and Capital Resources

As of March 27, 2022, we had cash and cash equivalents of $254.4 million compared with cash and cash equivalents of $349.4 million as of December 26, 2021, which includes $26.1 million and $29.4 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, however, earnings of these foreign subsidiaries are essentially considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the United States they could be repatriated, and their repatriation into the United States may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

Our total long-term debt increased from $296.7 million at December 26, 2021 to $298.4 million at March 27, 2022. Under the New Credit Facility, on February 18, 2022, we completed the refinancing of our outstanding $90 million revolving credit facility and $300 million of Senior Secured Notes, with a new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A. We incurred debt issuance costs of $3.2 million associated with the New Credit Facility. We have drawn approximately $200 million under the Term Loan A and $100 million on the new Revolving Credit Facility, with $100 million remaining in borrowing capacity, less $13.2 million for outstanding letters of credit (as more fully described in Note 10 of the accompanying Condensed Consolidated Financial Statements).

On February 18, 2022, the proceeds of $300 million from the New Credit Facility, along with cash funded by us for the 3.25% call premium to redeem the Company’s outstanding Senior Secured Notes, plus accrued interest, was distributed to the trustee for redemption of the Senior Secured Notes. The redemption of the outstanding $300 million of Senior Secured Notes closed on March 14, 2022, for an amount of cash equal to 103.25% of the principal amount thereof plus accrued and unpaid interest thereon. We incurred a loss on the extinguishment of debt of $9.8 million related to the call premium on the Senior Secured Notes and the write-off of $3.2 million of unamortized debt issuance costs resulting in a total loss on extinguishment of debt of $13.0 million.

We use our operating cash flow to finance trade accounts receivable, fund necessary increases in inventory, fund internal investments of engineering costs, fund capital expenditures, our internal research and development investments and our ongoing operations, service our debt, security infrastructure, including cyber security infrastructure, and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services because a number of our receivables are contractually billable and due to us only when certain contractual milestones are achieved. Financing increases in inventory balances is necessary to fulfill shipment requirements to meet delivery schedules of our customers. These financing requirements have increased recently due to actions we have taken to advance inventory levels in an attempt to mitigate supply chain disruptions and to bolster our inventory levels. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our days sales outstanding (“DSO”) have increased from 128 days as of December 26, 2021 to 130 days at March 27, 2022, primarily reflecting outstanding contractual billing milestones. Our DSOs are impacted by the achievement of contractual billing milestones such as equipment shipments and deliveries on certain products, and for certain flight requirements that must be fulfilled on certain aerial target programs, or final billings which are not due until completion on certain projects, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time.

In November 2019, a large training solutions program was terminated for convenience, or T for C, by the customer. Under a T for C, a contractor is entitled to seek specified costs through a termination settlement process including (1) the contract price for completed supplies and services accepted by the government but not previously paid for; (2) the cost incurred in the performance of work terminated plus a reasonable profit on those costs; and (3) and its costs incurred in settling with subcontractors and preparing and settling the termination proposal. However, we will not be able to collect the total withheld amounts until the settlement terms of the T for C have been negotiated and agreed to with the customer. At March 27, 2022, approximately $10.8 million in unbilled receivables remain outstanding on this project. In March 2022, the Company and the customer agreed to a settlement of $6.0 million for a portion of the amounts outstanding on this project, which is expected to be collected in the third quarter of 2022. The remaining unbilled balance of $4.8 million is subject to negotiation and settlement with the customer. In addition, we are currently in dispute with an international customer in our US segment over approximately $10.0 million in unbilled receivables outstanding as of March 27, 2022. The dispute concerns the completion of certain system requirements and contractual milestones. We allege breach of contract, as well as other claims against the customer and seek damages and other equitable relief. The customer has asserted counterclaims seeking liquidated damages and additional relief. We have evaluated the present facts of the matters and performed a reassessment of the contractual amounts due, as well as the claims asserted by each of the parties, and have determined that no adjustment to previously recognized revenue, or the corresponding unbilled receivables, is necessary at March 27, 2022.

A summary of our net cash provided by (used in) operating activities from continuing operations, investing activities from continuing operations, and financing activities from continuing operations and our cash flows from discontinued operations from our condensed consolidated statements of cash flows is as follows (in millions):

	Three Months Ended
	March 27, 2022	March 28, 2021
Net cash provided by (used in) operating activities from continuing operations	$(7.9)	$22.7
Net cash used in investing activities from continuing operations	(69.3)	(14.7)
Net cash used in financing activities from continuing operations	(17.2)	(4.8)
Net operating cash flows of discontinued operations	0.1	(0.5)

Net cash used by operating activities from continuing operations was $7.9 million for the three months ended March 27, 2022, primarily as a result of the net loss of $15.9 million which was offset by the call premium on the redemption of the Senior Secured Notes of $9.8 million and the write-off of the $3.2 million of unamortized debt issuance costs. Net cash used by operating activities from continuing operations for the three months ended March 27, 2022 included the funding of inventory of $15.3 million, related to the bolstering of inventory levels in an attempt to mitigate supply chain disruptions. Net cash provided by operating activities from continuing operations was $22.7 million for the three months ended March 28, 2021, primarily a result of the net income of $1.9 million, stock compensation, depreciation, amortization and other noncash charges of $14.9 million and changes of $5.9 million in net working capital accounts.

Net cash used in investing activities from continuing operations for the three months ended March 27, 2022 is comprised of cash paid for acquisitions, net of cash acquired of $58.5 million, and $10.8 million in capital expenditures. Cash used for acquisitions included $37.7 million related to the acquisition of Cosmic Advanced Engineering Solutions, Inc., $15.8 million for the remaining purchase price due on the CTT Inc. acquisition, and a $5.0 million payment due under the acquisition agreement for KTT Core, which we purchased in February 2019. Capital expenditures consist primarily of investments in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business, including enhancements for secure facilities required for contracts we have been awarded or expected to be awarded, and include investments we are making to build capital aerial targets and related support equipment. Net cash used in investing activities from continuing operations for the three months ended March 28, 2021 is comprised of a payment due under the KTT Core acquisition agreement, and capital expenditures, which consist primarily of investments in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business. During the three months ended March 27, 2022, capital expenditures of approximately $5.4 million were incurred in our US business, primarily related to our unmanned combat target initiative. We expect our capital expenditures for our calendar year 2022 to continue to be significant for investments we are making, specifically in our US business totaling approximately $30 to $33 million, including approximately $20 million for capital aerial targets and related support equipment.

Net cash used in financing activities from continuing operations was $17.2 million for the three months ended March 27, 2022 and included $309.8 million used to redeem our $300 million of Senior Secured Notes including the call premium of $9.8 million, debt issuance costs of $3.2 million, payroll withholding taxes paid from vested restricted stock traded for taxes of $6.8 million and payments made on financing lease obligations of $0.3 million. These uses were partially offset by $300.0 million in proceeds from our New Credit Facility and employee stock purchase plan receipts of $2.9 million. Net cash provided by financing activities from continuing operations was $4.8 million for the three months ended March 28, 2021 and consisted primarily of payroll withholding tax paid from vested restricted stock traded for taxes of $7.1 million and payments made on financing lease obligations of $0.2 million offset by employee stock purchase plan receipts of $2.5 million.

The net operating cash flows of discontinued operations for the three months ended March 27, 2022 was $0.1 million. The net operating cash flows of discontinued operations for the three months ended March 28, 2021 was a use of $0.5 million and was substantially related to approximately $0.4 million used to pay outstanding liabilities from our discontinued PSS business unit.

Contractual Obligations and Commitments

New Credit Facility

    Under the New Credit Facility, on February 18, 2022, the Company completed the refinancing of its outstanding $90 million revolving credit facility and $300 million Senior Secured Notes, with a new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A. The Company incurred debt issuance costs of $3.2 million associated with the New Credit Facility. The Company has drawn approximately $200 million under the Term Loan A and $100 million on the new Revolving Credit Facility, with $100 million remaining in borrowing capacity, less $13.2 million for outstanding letters of credit.

On February 18, 2022, the proceeds of $300 million from the New Credit Facility along with cash funded by the Company for the 3.25% call premium to redeem the Company’s outstanding Senior Secured Notes, plus accrued interest, was distributed to the trustee for redemption of the Senior Secured Notes. The redemption of the Company’s outstanding $300 million 6.5% Senior Secured Notes due November 2025 closed on March 14, 2022, for an amount of cash equal to 103.25% of the principal amount thereof plus accrued and unpaid interest thereon. The Company incurred a loss on the extinguishment of debt of $9.8 million related to the call premium on the Senior Secured Notes and the write-off of $3.2 million of unamortized debt issuance costs resulting in a total loss on extinguishment of debt of $13.0 million.

The New Credit Facility is governed by the “Credit Agreement, which establishes the 5-year senior secured credit facility which is comprised of the $200 million Revolving Credit Facility (which includes sub-facilities for the incurrence of up to $10.0 million of swingline loans and the issuance of up to $50.0 million of Letters of Credit) and the $200 million Term Loan A. The Credit Agreement contemplates uncommitted incremental credit facilities of up to $200 million (which amount would be reduced by the aggregate amount of any and all incremental credit facilities actually established under the Credit Agreement) plus additional uncommitted incremental capacity subject to a limitation based on the Company’s pro forma total net leverage ratio (including any such additional uncommitted incremental capacity).

Borrowings under the revolving credit facility and the term loan credit facility may take the form of base rate loans or SOFR loans. Base rate loans under the Credit Agreement will bear interest at a rate per annum equal to the sum of the Applicable Margin (as defined in the Credit Agreement) from time to time in effect plus the highest of (i) the Agent’s prime lending rate, as in effect at such time, (ii) the Federal Funds Rate (as defined in the Credit Agreement), as in effect at such time, plus 0.50%, (iii) the Adjusted Term SOFR (as defined in the Credit Agreement) for a one-month tenor in effect on such day, plus 1.00% and (iv) 1.00%. SOFR loans will bear interest a rate per annum equal to the sum of the Applicable Margin from time to time in effect plus the Adjusted Term SOFR for an Interest Period (as defined in the Credit Agreement) selected by the Company of one, three or six months. The Applicable Margin varies between 1.25% and 2.25% per annum for SOFR loans and between 0.25% and 1.25% per annum for base rate loans, and is based on the Company’s total net leverage ratio from time to time.

Mandatory amortization on the Term Loan A is 2.5% in each of the first and second years and 5.0% in each of the third, fourth and fifth years, with the remaining outstanding balance due at maturity. The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. The Company was in compliance with the covenants contained in the Credit Agreement as of March 27, 2022.

6.5% Senior Secured Notes due 2025

In November 2017, the Company issued and sold $300 million aggregate principal amount of Senior Secured Notes due 2025 in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Company incurred debt issuance costs of $6.6 million associated with the Senior Secured Notes. The Senior Secured Notes were redeemed on March 14, 2022.

Other Indebtedness

Credit and Security Agreement

On November 20, 2017, the Company entered into the Credit and Security Agreement, which established a five-year senior secured revolving credit facility in the aggregate principal amount of $90.0 million (subject to a potential increase of the aggregate principal amount to $115.0 million, subject to the agent’s and applicable lenders’ approval), consisting of a subline for letters of credit in an amount not to exceed $50.0 million, as well as a swingline loan in an aggregate principal amount at any time outstanding not to exceed $10.0 million. The Credit and Security Agreement was replaced by the New Credit Facility on February 18, 2022.

Israel Debt

During August 2020, the Company entered into two 5-year term loans with two banks in Israel representing an aggregate principal amount of approximately $5.1 million. These loans were subsidized by the State of Israel as part of a COVID-19 relief package with interest at Israeli NIS prime interest, plus a margin of 1.5%. The first year of interest was paid by the State of Israel with subsequent interest and principal payments due monthly, commencing in August 2021. The Company repaid all amounts outstanding under this debt in the third quarter of fiscal year 2021.

5-D Systems Loan

In connection with the acquisition of 5-D Systems, the Company assumed a loan in the amount of approximately $0.5 million with an interest rate of 1.0% that had been obtained under the Small Business Administration Paycheck Protection Program as part of a COVID-19 relief package. Payment of interest and principal was due monthly with the balance due in April 2022. The sellers of 5-D Systems applied for forgiveness of this loan, the application was accepted and the loan was forgiven in July 2021.

Other Liquidity Matters

We believe that our cash on hand, together with funds available under the Credit Agreement and cash expected to be generated from operating activities, will be sufficient to fund our anticipated working capital and other cash needs for at least the next 12 months. As discussed below and in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in our industry deteriorate or our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues or further reduce our expenses, we may experience a significant long-term negative impact to our financial results and cash flows from operations. In such a situation, we could fall out of compliance with our financial and other covenants, which, if not waived, could limit our liquidity and capital resources.

Critical Accounting Principles and Estimates

The foregoing discussion of our financial condition and results of operations is based on the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and the related disclosures of contingencies. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

There have been no significant changes to our “Critical Accounting Policies or Estimates” as compared to the significant accounting policies described in our Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Since December 26, 2021, there have been no material changes in the quantitative or qualitative aspects of our market risk profile. For additional information regarding our exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K.

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 27, 2022.

Changes in Internal Control Over Financial Reporting

We operate under the Committee of Sponsoring Organizations 2013 Framework. There was no change in our internal control over financial reporting during the three months ended March 27, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 14 of the Notes to Condensed Consolidated Financial Statements contained within this Quarterly Report for a discussion of our legal proceedings.

Item 1A.  Risk Factors.

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K, and other reports that we have filed with the SEC. Any of the risks discussed in such reports, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects. During the period covered by this Quarterly Report on Form 10-Q, there have been no material changes in our risk factors as previously disclosed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

    Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
2.1	Stock Purchase Agreement, dated February 28, 2018, among Kratos Defense & Security Solutions, Inc., Kratos Public Safety & Security Solutions, Inc. and Securitas Electronic Security, Inc.	10-Q	05/10/2018 (001-34460)	2.2
2.2**	Purchase Agreement, dated February 27, 2019, by and among Kratos Defense & Security Solutions, Inc., Shirley Brostmeyer, (“SB”), Joseph Brostmeyer (“JB”), certain trusts established by SB, JB and members of their immediate family, and JB, as the Sellers Representative.	10-Q	05/08/2019 (001-34460)	2.3
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc., as amended.	10-K	02/27/2017 (001-34460)	3.1
3.2	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc., as amended.	10-K	02/27/2017 (001-34460)	3.2
4.1	Specimen Stock Certificate.	10-K	02/27/2017 (001-34460)	4.1
10.1*#	Credit Agreement, dated as of February 18, 2022, among Kratos Defense and Security Solutions, Inc., as Borrower, the lenders from time to time party hereto, and Truist Bank, as Administrative Agent.	8-K	2/22/2022 (001-34460)	10.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002				*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.				*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.				*
101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				*

*     Certain confidential portions of the exhibit have been redacted from the filed version of the exhibit and are marked with a [***]. The Company agrees to furnish supplementally to the Securities and Exchange Commission an unredacted copy of the exhibit upon request.

**    Certain confidential information contained in this Exhibit has been omitted because it is both (i) not material and (ii) the type of information that the registrant treats as private or confidential.

#    Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to supplementally furnish copies of any omitted schedules and exhibits to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ MARIA CERVANTES DE BURGREEN, CPA
Maria Cervantes de Burgreen
Vice President and Corporate Controller
(Principal Accounting Officer)
Date:	May 5, 2022