Form 10-Q
period 2022-09-25
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2022-11-03
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 25, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of October 28, 2022, 125,956,987 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 2022

INDEX

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets at September 25, 2022 (unaudited) and December 26, 2021	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 25, 2022 and September 26, 2021 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 25, 2022 and September 26, 2021 (unaudited)	5

	Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 25, 2022 and September 26, 2021 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 25, 2022 and September 26, 2021 (unaudited)	8

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	39

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)

	September 25, 2022
	(Unaudited)	December 26, 2021
Assets
Current assets:
Cash and cash equivalents	$125.2	$349.4
Accounts receivable, net	83.7	93.9
Unbilled receivables, net	218.5	190.8
Inventoried costs	120.3	91.7
Prepaid expenses	13.6	9.8
Other current assets	40.0	22.5
Total current assets	601.3	758.1
Property, plant and equipment, net	217.9	168.3
Operating lease right-of-use assets	41.7	38.5
Goodwill	551.8	493.9
Intangible assets, net	61.9	43.2
Other assets	93.5	87.5
Total assets	$1,568.1	$1,589.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$53.5	$50.4
Accrued expenses	29.5	27.2
Accrued compensation	54.5	47.3
Accrued interest	0.3	1.5
Billings in excess of costs and earnings on uncompleted contracts	48.9	58.1
Current portion of operating lease liabilities	10.7	10.1
Other current liabilities	15.2	25.7
Current liabilities of discontinued operations	0.9	0.8
Total current liabilities	213.5	221.1
Long-term debt, net of current portion	292.6	296.7
Operating lease liabilities, net of current portion	35.3	32.7
Other long-term liabilities	82.1	76.2
Long-term liabilities of discontinued operations	1.4	2.5
Total liabilities	624.9	629.2
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	7.8	15.2
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares outstanding at September 25, 2022 and December 26, 2021	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 125,947,889 and 123,987,424 shares issued and outstanding at September 25, 2022 and December 26, 2021, respectively	—	—
Additional paid-in capital	1,602.1	1,578.9
Accumulated other comprehensive income (loss)	(3.7)	0.6
Accumulated deficit	(663.0)	(634.4)
Total stockholders’ equity	935.4	945.1
Total liabilities and stockholders’ equity	$1,568.1	$1,589.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Service revenues	$88.6	$51.6	$235.3	$166.9
Product sales	140.0	149.0	413.7	433.0
Total revenues	228.6	200.6	649.0	599.9
Cost of service revenues	65.1	35.5	171.2	119.3
Cost of product sales	108.6	104.5	313.2	317.0
Total costs	173.7	140.0	484.4	436.3
Gross profit	54.9	60.6	164.6	163.6
Selling, general and administrative expenses	48.5	41.8	136.3	117.9
Merger and acquisition expenses	0.2	0.3	0.6	0.6
Research and development expenses	9.6	8.0	28.0	26.2
Restructuring expenses and other	0.2	—	6.4	0.2
Operating income (loss)	(3.6)	10.5	(6.7)	18.7
Other expense:
Interest expense, net	(4.1)	(5.9)	(12.9)	(17.5)
Loss on extinguishment of debt	—	—	(13.0)	—
Other income (expense), net	(1.1)	—	(1.0)	0.2
Total other expense, net	(5.2)	(5.9)	(26.9)	(17.3)
Income (loss) from continuing operations before income taxes	(8.8)	4.6	(33.6)	1.4
Provision (benefit) for income taxes from continuing operations	(0.8)	5.7	(4.6)	(0.6)
Income (loss) from continuing operations	(8.0)	(1.1)	(29.0)	2.0
Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	(1.0)	(0.3)	(1.4)
Income tax benefit	—	0.2	1.0	0.3
Income (loss) from discontinued operations	—	(0.8)	0.7	(1.1)
Net income (loss)	(8.0)	(1.9)	(28.3)	0.9
Less: Net income attributable to noncontrolling interest	—	0.5	0.3	0.3
Net income (loss) attributable to Kratos	$(8.0)	$(2.4)	$(28.6)	$0.6
Basic income (loss) per common share attributable to Kratos:
Income (loss) from continuing operations	$(0.06)	$(0.01)	$(0.23)	$0.01
Income (loss) from discontinued operations	—	(0.01)	—	(0.01)
Loss per common share	$(0.06)	$(0.02)	$(0.23)	$—
Diluted income (loss) per common share attributable to Kratos:
Income (loss) from continuing operations	$(0.06)	$(0.01)	$(0.23)	$0.01
Income (loss) from discontinued operations	—	(0.01)	—	(0.01)
Loss per common share	$(0.06)	$(0.02)	$(0.23)	$—

Weighted average common shares outstanding:
Basic	127.2	124.9	126.5	124.6
Diluted	127.2	124.9	126.5	127.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Net income (loss)	$(8.0)	$(1.9)	$(28.3)	$0.9
Change in cumulative translation adjustment	(3.7)	(0.9)	(4.3)	(0.1)
Comprehensive income (loss)	(11.7)	(2.8)	(32.6)	0.8
Less: Comprehensive income attributable to noncontrolling interest	—	0.5	0.3	0.3
Comprehensive income (loss) attributable to Kratos	$(11.7)	$(3.3)	$(32.9)	$0.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended September 25, 2022 and September 26, 2021
(in millions)
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, June 27, 2021	$14.6	123.8	$—	$1,563.1	$2.2	$(629.4)	$935.9
Stock-based compensation	—	—	—	6.4	—	—	6.4
Issuance of common stock for employee stock purchase plan and stock options	—	0.2	—	3.4	—	—	3.4
Restricted stock issued and related taxes	—	—	—	(0.6)	—	—	(0.6)
Net income (loss)	0.5	—	—	—	—	(2.4)	(2.4)
Other comprehensive loss, net of tax	—	—	—	—	(0.9)	—	(0.9)
Balance, September 26, 2021	$15.1	124.0	$—	$1,572.3	$1.3	$(631.8)	$941.8

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, June 26, 2022	$7.8	125.6	$—	$1,593.1	$—	$(655.0)	$938.1
Stock-based compensation	—	—	—	6.6	—	—	6.6
Issuance of common stock for employee stock purchase plan and stock options	—	0.3	—	3.2	—	—	3.2
Restricted stock issued and related taxes	—	—	—	(0.8)	—	—	(0.8)
Net loss	—	—	—	—	—	(8.0)	(8.0)
Other comprehensive loss, net of tax	—	—	—	—	(3.7)	—	(3.7)
Balance, September 25, 2022	$7.8	125.9	$—	$1,602.1	$(3.7)	$(663.0)	$935.4

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the nine months ended September 25, 2022 and September 26, 2021
(in millions)
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 27, 2020	$14.8	123.0	$—	$1,556.3	$1.4	$(632.4)	$925.3
Stock-based compensation	—	—	—	19.2	—	—	19.2
Issuance of common stock for employee stock purchase plan and stock options	—	0.4	—	5.9	—	—	5.9
Restricted stock issued and related taxes	—	0.6	—	(9.1)	—	—	(9.1)
Net income	0.3	—	—	—	—	0.6	0.6
Other comprehensive loss, net of tax	—	—	—	—	(0.1)	—	(0.1)
Balance, September 26, 2021	$15.1	124.0	$—	$1,572.3	$1.3	$(631.8)	$941.8

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 26, 2021	$15.2	124.0	$—	$1,578.9	$0.6	$(634.4)	$945.1
Stock-based compensation	—	—	—	19.9	—	—	19.9
Issuance of common stock for employee stock purchase plan and stock options	—	0.4	—	6.1	—	—	6.1
Restricted stock issued and related taxes	—	1.0	—	(12.3)	—	—	(12.3)
Issuance of common stock for acquisitions	—	0.3	—	5.0	—	—	5.0
Net income (loss)	0.3	—	—	—	—	(28.6)	(28.6)
Other comprehensive loss, net of tax	—	—	—	—	(4.3)	—	(4.3)
Changes in noncontrolling interest	(7.7)	0.2	—	4.5	—	—	4.5
Balance, September 25, 2022	$7.8	125.9	$—	$1,602.1	$(3.7)	$(663.0)	$935.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	September 25, 2022	September 26, 2021
Operating activities:
Net income (loss)	$(28.3)	$0.9
Income (loss) from discontinued operations	0.7	(1.1)
Income (loss) from continuing operations	(29.0)	2.0
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	22.8	19.4
Deferred income taxes	0.3	(0.7)
Amortization of lease right-of-use assets	7.8	6.7
Stock-based compensation	19.9	19.2
Amortization of deferred financing costs	0.6	0.7
Loss on extinguishment of debt	13.0	—
Recovery of doubtful accounts	—	(0.2)
Litigation related charges	5.5	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	17.0	10.1
Unbilled receivables	(18.2)	(12.2)
Inventoried costs	(28.0)	(6.8)
Prepaid expenses and other assets	(17.4)	(5.1)
Operating lease liabilities	(7.7)	(6.7)
Accounts payable	1.0	(10.5)
Accrued expenses	1.1	(6.0)
Accrued compensation	3.0	3.3
Accrued interest	(1.2)	4.8
Billings in excess of costs and earnings on uncompleted contracts	(10.6)	23.8
Income tax receivable and payable	(8.3)	(2.5)
Other liabilities	(3.9)	(4.7)
Net cash provided by (used in) operating activities from continuing operations	(32.3)	34.6
Investing activities:
Cash paid for acquisitions, net of cash acquired	(132.2)	(6.2)
Proceeds from insurance	—	4.5
Proceeds from sale of assets	0.1	—
Capital expenditures	(34.8)	(33.4)
Net cash used in investing activities from continuing operations	(166.9)	(35.1)
Financing activities:
Proceeds from the issuance of long-term debt	200.0	—
Debt issuance costs	(3.2)	—
Credit agreement borrowings	100.0	—
Repayment of debt	(311.0)	(5.1)
Payments under finance leases	(1.0)	(0.7)
Payments of employee taxes withheld from share-based awards	(12.3)	(9.1)
Proceeds from shares issued under equity plans	6.1	5.9
Net cash used in financing activities from continuing operations	(21.4)	(9.0)
Net cash used in continuing operations	(220.6)	(9.5)
Net operating cash flows of discontinued operations	(0.3)	(1.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3.3)	(1.0)
Net decrease in cash, cash equivalents and restricted cash	(224.2)	(11.6)
Cash, cash equivalents and restricted cash at beginning of period	349.4	381.5
Cash, cash equivalents and restricted cash at end of period	$125.2	$369.9

Significant non-cash investing and financing activities:
Financing lease obligation incurred	$9.1	$5.8
Common stock issuance for purchase of noncontrolling interests	$2.7	$—
Common stock issuance for acquisition	$5.0	$—

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

(a)    Basis of Presentation

 The information as of September 25, 2022 and for the three and nine months ended September 25, 2022 and September 26, 2021 is unaudited. The condensed consolidated balance sheet as of December 26, 2021 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 26, 2021, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 22, 2022 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

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

(c)    Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year. The three month periods ended September 25, 2022 and September 26, 2021 consisted of 13-week periods. The nine month periods ended September 25, 2022 and September 26, 2021 consisted of 39-week periods. There are 52 calendar weeks in the fiscal years ending on December 25, 2022 and December 26, 2021.

(d)    Accounting Estimates

There have been no significant changes in the Company’s accounting estimates for the nine months ended September 25, 2022 as compared to the accounting estimates described in the Annual Report on Form 10-K.

(e)    Fair Value of Financial Instruments

The Company uses forward exchange contracts to manage foreign currency risks associated with certain transactions, specifically forecasted materials and salaries paid in foreign currencies. These derivative instruments are measured at fair value using observable market inputs such as forward rates. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At September 25, 2022, the derivative instruments were included in other current assets and other current liabilities on the Company's Condensed Consolidated Balance Sheets. The carrying amounts and the related fair values of the Company’s derivative instruments measured at fair value on a recurring basis at September 25, 2022, are presented in Note 15. There were no derivative instruments for forward exchange contracts at December 26, 2021.

The carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at September 25, 2022 and December 26, 2021 are presented in Note 10. The carrying value of all other financial instruments, including cash equivalents, accounts receivable, unbilled receivables, accounts payable, accrued expenses, billings in excess of cost and earnings on uncompleted contracts, income taxes payable and short-term debt, approximated their estimated fair values at September 25, 2022 and December 26, 2021 due to the short-term nature of these instruments.

Note 2. Acquisitions

CTT Inc.

On December 10, 2021, the Company acquired CTT Inc. (“CTT”), a company that designs, develops, and manufactures microwave application components and equipment primarily for customers in the defense industry. The purchase price was approximately $22.0 million in cash subject to adjustment for transaction expenses, indebtedness, cash on hand and post-closing working capital adjustments. Approximately $6.3 million of the purchase price was paid on December 10, 2021, $15.2 million of the purchase price was paid on December 30, 2021, and the remainder of the purchase price was paid during the three months ended June 26, 2022. The operating results of the acquisition have been included in the Company’s results of operations from the effective acquisition date. The amount of net sales and earnings of CTT included in the condensed consolidated statement of operations for the year ended December 26, 2021 are not material. Had the acquisition occurred as of December 28, 2020, net sales, net income from consolidated operations, net income attributable to Kratos, and basic and diluted net income per share attributable to Kratos on a pro forma basis for the year ended December 26, 2021 would not have been materially different than the reported amounts. CTT is included in the Kratos Government Solutions (KGS) segment.

Cosmic Advanced Engineered Solutions, Inc.

On December 27, 2021, Kratos Integral Holdings, LLC entered into a Stock Purchase Agreement to acquire Cosmic Advanced Engineered Solutions, Inc. (“Cosmic”) from the Carol L. Zanmiller Living Trust and the John G. Hutchens Living Trust for $37.5 million in cash (not including a $0.5 million holdback to be paid at a later date). Cosmic focuses on radio frequency (RF), terrestrial, and space-based communication solutions, including digital signals processing and geolocation analysis. In addition, Cosmic provides overhead persistent infrared for missile defense systems and embedded cyber solutions to U.S. government agencies. On December 27, 2021, the acquisition was completed following the satisfaction of all closing conditions, including receipt of regulatory approval from all required government authorities. The allocation of the total consideration for this acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocations to be material to the Company's consolidated financial statements. The operating results of the acquisition have been included in the Company’s results of operations from the effective acquisition date. Cosmic is included in the KGS segment.

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

The amounts of revenue and operating loss of Cosmic included in the Company’s condensed consolidated statement of operations were $15.6 million and $0.0 million for the three months ended September 25, 2022, respectively, and $43.3 million and $0.2 million for the nine months ended September 25, 2022, respectively.

A summary of the consideration paid for the acquired ownership in Cosmic is as follows (in millions):

Cash paid	$39.0
Holdback to be paid at later date	0.5
Less: Cash acquired	(1.5)
Total consideration	$38.0

Southern Research Engineering Division

On March 9, 2022, the Company executed an Asset Purchase Agreement to acquire the assets of the Engineering Division of Southern Research Institute (“SRI”), an Alabama non-profit corporation, for a purchase price of approximately $80.0 million, comprised of $75.0 million in cash, subject to adjustments for working capital, potential earn-out consideration tied to revenue from certain in-development products, indebtedness and transaction expenses, and $5.0 million in Kratos common stock. SRI’s Engineering Division (“SRE”) is the market leader in assisting customers in the development, modeling, and deployment of advanced materials for extreme environments, including hypersonic, space, missile, missile defense, strategic deterrence, propulsion systems, and energy applications. SRE also specializes in Intelligence Surveillance and Reconnaissance (ISR) sensor development, electromechanical systems design and integration, aerospace engineering, materials engineering, artificial intelligence and machine learning, directed energy, RF systems design and integration, advanced manufacturing, and computational sciences. The acquisition established Kratos SRE, Inc., a new business within Kratos’ Defense and Rocket Support Services Division.

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

The following table summarizes the preliminary allocation of the purchase price over the estimated fair values of the major assets acquired and liabilities assumed (in millions):

Accounts receivable	$3.0
Unbilled receivables	11.1
Inventory	0.5
Other current assets	0.1
Property and equipment	22.8
Other assets	0.2
Intangible assets	15.0
Total identifiable net assets acquired	52.7
Total identifiable net liabilities assumed	(2.5)
Goodwill	29.1
Net assets acquired, excluding cash	$79.3

Based on the Company’s preliminary estimate of fair value, as of May 23, 2022, net liabilities included $2.5 million of current liabilities. The identifiable intangible assets include trade names of $0.7 million with a remaining useful life of 5 years, contracts and backlog of $6.0 million with an estimated useful life of 2 years, customer relationships of $1.5 million with a remaining useful life of 10 years, in-process research and development of $1.5 million that will commence amortization at the completion of the development, and developed technology of $5.3 million with a remaining useful life of 7 years. The Company also established a deferred tax asset of $0.2 million for the difference between the financial statement basis and tax basis of the acquired assets of SRE and a corresponding decrease in goodwill. The goodwill recorded in this transaction is expected to be tax-deductible.

The amounts of revenue and operating income of SRE included in the Company’s condensed consolidated statement of operations were $12.5 million and $0.2 million for the three months ended September 25, 2022, and $16.6 million and $0.7 million for the nine months ended September 25, 2022, respectively.

A summary of the consideration paid for the acquired assets is as follows (in millions):

Cash paid	$74.3
Common stock issued	5.0
Total consideration	$79.3

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

Remaining Performance Obligations

The Company calculates revenues from remaining performance obligations as the dollar value of the remaining performance obligations on executed contracts. On September 25, 2022, the Company had approximately $1,068.9 million of remaining performance obligations. The Company expects to recognize approximately 20% of the remaining performance obligations as revenue in fiscal year 2022, an additional 39% in fiscal year 2023, and the balance thereafter.

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

As a result of the EAC process, any quarterly adjustments to revenues, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if it is determined the Company will be successful in mitigating the risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if it is determined the Company will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales, and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could affect the profitability of one or more of the Company’s contracts. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined. No cumulative catch-up adjustment on any one contract was material to the Company’s unaudited condensed consolidated financial statements for the three and nine-month periods ended September 25, 2022, and September 26, 2021. Likewise, total cumulative catch-up adjustments were not material for the three and nine-month periods ended September 25, 2022, and September 26, 2021.

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

Net contract assets and liabilities are as follows (in millions):

	September 25, 2022	December 26, 2021	Net Change
Contract assets	$218.5	$190.8	$27.7
Contract liabilities	$48.9	$58.1	$(9.2)
Net contract assets	$169.6	$132.7	$36.9

Contract assets increased $27.7 million during the nine months ended September 25, 2022, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations for which the Company has not yet billed the customers. There were no significant impairment losses related to any receivables or contract assets arising from the Company’s contracts with customers during the nine months ended September 25, 2022. Contract liabilities decreased $9.2 million during the nine months ended September 25, 2022, primarily due to revenue recognized in excess of payments received on these performance obligations. For the three and nine months ended September 25, 2022, the Company recognized revenue of $6.6 million and $42.6 million, respectively, that was previously included in the contract liabilities that existed at December 26, 2021. For the three and nine months ended September 26, 2021 the Company recognized revenue of $1.8 million and $24.6 million, respectively, that was previously included in the contract liabilities that existed at December 27, 2020.

In November 2019, a large training solutions program was terminated for convenience (“T for C”) by the customer. Under a T for C, a contractor is entitled to seek specified costs through a termination settlement process including (1) the contract price for completed supplies and services accepted by the government but not previously paid for; (2) the cost incurred in the performance of work terminated plus a reasonable profit on those costs; and (3) its costs incurred in settling with subcontractors and preparing and settling the termination proposal. Under a T for C, the Company would not be able to collect the total withheld amounts until the settlement terms of the T for C have been negotiated and agreed to with the customer. At

September 25, 2022, approximately $4.8 million in unbilled receivables remained outstanding on this project. In March 2022, the Company and the customer agreed to a settlement of $6.0 million for a portion of the amounts outstanding on this project, which was collected in July 2022. The remaining unbilled balance of $4.8 million is subject to negotiation and settlement with the customer.

The Company was also in dispute with an international customer in the Unmanned Systems (US) segment concerning the completion of certain system requirements and certain contractual milestones related to a contract the Company acquired with the acquisition of CEi in 2012. On June 30, 2022, the parties entered into a settlement agreement to resolve their dispute and to settle all claims and counterclaims, and are currently in the process of implementing the terms of the settlement agreement. The Company has recorded a $5.5 million litigation settlement charge included in restructuring expenses and other in the quarter ended June 26, 2022, with a remaining $5.6 million carrying value of assets on the balance sheet in inventory as of September 25, 2022 which are expected to be settled by the end of the year. In the quarter ended September 25, 2022, the Company paid approximately $3.7 million related to the settlement agreement.

Disaggregation of Revenue

The following series of tables presents the Company’s revenue disaggregated by several categories. For the majority of contracts, revenue is recognized over time as work is performed on the contract. Revenue by contract type was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Kratos Government Solutions
Fixed price	$125.1	$109.8	$346.3	$316.4
Cost plus fee	43.3	19.6	112.7	76.2
Time and materials	10.2	9.9	31.0	29.8
Total Kratos Government Solutions	178.6	139.3	490.0	422.4
Unmanned Systems
Fixed price	33.6	41.2	105.8	114.8
Cost plus fee	14.9	19.6	50.6	60.9
Time and materials	1.5	0.5	2.6	1.8
Total Unmanned Systems	50.0	61.3	159.0	177.5
Total Revenues	$228.6	$200.6	$649.0	$599.9

Revenue by customer was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Kratos Government Solutions
U.S. Government (1)	$114.6	$86.4	$308.3	$270.8
International (2)	39.8	34.9	110.6	102.4
U.S. Commercial and other customers	24.2	18.0	71.1	49.2
Total Kratos Government Solutions	178.6	139.3	490.0	422.4
Unmanned Systems
U.S. Government (1)	43.5	57.3	145.5	161.3
International (2)	5.9	3.6	11.3	15.4
U.S. Commercial and other customers	0.6	0.4	2.2	0.8
Total Unmanned Systems	50.0	61.3	159.0	177.5
Total Revenues	$228.6	$200.6	$649.0	$599.9
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

Note 5. Goodwill and Intangible Assets

(a)    Goodwill

    The carrying amounts of goodwill as of September 25, 2022 and December 26, 2021 by reportable segment are as follows (in millions):

	As of September 25, 2022
	KGS	US	Total
Gross value	$677.2	$127.9	$805.1
Less accumulated impairment	239.5	13.8	253.3
Net	$437.7	$114.1	$551.8

	As of December 26, 2021
	KGS	US	Total
Gross value	$619.3	$127.9	$747.2
Less accumulated impairment	239.5	13.8	253.3
Net	$379.8	$114.1	$493.9

(b)    Purchased Intangible Assets

The following table sets forth information for finite-lived and indefinite-lived intangible assets (in millions):

	As of September 25, 2022			As of December 26, 2021
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$80.5	$(59.5)	$21.0	$76.5	$(57.6)	$18.9
Contracts and backlog	43.9	(36.1)	7.8	34.9	(33.1)	1.8
Developed technology and technical know-how	39.6	(26.8)	12.8	31.4	(25.8)	5.6
Trade names	5.0	(2.4)	2.6	2.7	(2.0)	0.7
In-process research and development	11.0	(0.2)	10.8	9.5	(0.2)	9.3
Total finite-lived intangible assets	180.0	(125.0)	55.0	155.0	(118.7)	36.3
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$186.9	$(125.0)	$61.9	$161.9	$(118.7)	$43.2

Consolidated amortization expense related to intangible assets subject to amortization was $3.0 million and $1.1 million for the three months ended September 25, 2022 and September 26, 2021, respectively, and $6.3 million and $3.7 million for the nine months ended September 25, 2022 and September 26, 2021, respectively.

Note 6. Inventoried Costs

Inventoried costs, consisted of the following components (in millions):

	September 25, 2022	December 26, 2021
Raw materials	$69.2	$58.5
Work in process	48.5	28.5
Finished goods	2.6	4.7
Total inventoried costs	$120.3	$91.7

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

Shares from stock options and awards, excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive, were 1.9 million and 1.5 million for the three and nine months ended September 25, 2022, respectively, and 0.2 million for the three months ended September 26, 2021.

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

    The components of lease expense were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Amortization of right of use assets - finance leases	$0.8	$0.6	$2.1	$1.7
Interest on lease liabilities - finance leases	0.8	0.7	2.2	2.0
Operating lease cost	3.1	2.6	9.7	8.3
Short-term lease cost	0.2	0.2	0.6	0.6
Variable lease cost (cost excluded from lease payments)	—	—	0.1	0.1
Sublease income	—	—	—	(0.1)
Total lease cost	$4.9	$4.1	$14.7	$12.6

The components of leases on the balance sheet were as follows (in millions):

	September 25, 2022	December 26, 2021
Operating leases:
Operating lease right-of-use assets	$41.7	$38.5
Current portion of operating lease liabilities	$10.7	$10.1
Operating lease liabilities, net of current portion	$35.3	$32.7
Finance leases:
Property, plant and equipment, net	$54.9	$39.0
Other current liabilities	$1.6	$1.2
Other long-term liabilities	$50.4	$43.2

Cash paid for amounts included in the measurement of lease liabilities was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Finance lease - cash paid for interest	$0.8	$0.7	$2.2	$2.0
Finance lease - financing cash flows	$0.4	$0.3	$1.0	$0.7
Operating lease - operating cash flows (fixed payments)	$3.2	$2.9	$10.0	$8.7

Other supplemental noncash information (in millions):

	Three Months Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Operating lease liabilities arising from obtaining right-of-use assets	$6.9	$2.2	$11.9	$4.1
Finance lease liabilities arising from obtaining right-of-use assets	$—	$5.8	$9.1	$5.8

			September 25, 2022	September 26, 2021
Weighted-average remaining lease term (in years):
Operating leases			4.91	4.88
Finance leases			15.44	16.38

Weighted-average discount rate:
Operating leases			5.51%	6.50%
Finance leases			6.02%	6.51%

The maturity of lease liabilities is (in millions):

	Operating Leases	Finance Leases
2022 (1)	$3.3	$1.1
2023	12.7	4.6
2024	10.1	4.7
2025	8.5	4.8
2026	7.1	4.9
Thereafter	10.5	61.1
Total lease payments	52.2	81.2
Less: imputed interest	(6.2)	(29.2)
Total present value of lease liabilities	$46.0	$52.0
(1) Excludes the nine months ended September 25, 2022.

Note 9. Income Taxes

A reconciliation of the total income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate of 21% to income (loss) from continuing operations before income taxes for the three and nine months ended September 25, 2022 and September 26, 2021 is as follows (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Income tax expense (benefit) at federal statutory rate	$(1.8)	$1.0	$(7.0)	$0.3
Nondeductible expenses and other	1.4	5.7	3.9	2.1
Stock compensation - excess tax benefits	(0.2)	(0.1)	(0.8)	(2.7)
Federal impact of research & development tax credits	(0.2)	(0.9)	(0.7)	(0.3)
Expense (benefit) for income taxes from continuing operations	$(0.8)	$5.7	$(4.6)	$(0.6)

The Company calculates its interim income tax provision in accordance with ASC Topic 270, “Interim Reporting,” and ASC Topic 740, “Accounting for Income Taxes.” Historically, the Company calculated the provision for income taxes during the interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the nine months ended September 25, 2022. Therefore, a discrete effective tax rate method was used to calculate taxes for the nine months ended September 25, 2022.
As of December 26, 2021, the Company had $25.9 million of unrecognized tax benefits that, if recognized, would impact the Company’s effective income tax rate. During the nine months ended September 25, 2022 unrecognized tax benefits increased by $0.2 million relating to various current year tax positions.
The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the nine months ended September 25, 2022 and September 26, 2021, the Company recorded an expense for interest and penalties of $0.3 million and $0.5 million, respectively. For the nine months ended September 25, 2022 and September 26, 2021, there was no material benefit recorded related to the removal of interest and penalties. The Company believes that it is reasonably possible that as much as $0.5 million of the liabilities for uncertain tax positions will expire within the next twelve months due to the expiration of various applicable statutes of limitations.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”), was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock purchases after December 31, 2022, and provides tax incentives to promote clean energy. The IRA is not expected to have a material impact on our results of operations or financial position.

Note 10. Debt

(a) New Credit Facility

On February 18, 2022, the Company completed the refinancing of its outstanding $90 million revolving credit facility and $300 million 6.5% Senior Secured Notes (the “Senior Secured Notes”), with a new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A (collectively, the “New Credit Facility”). The Company incurred debt issuance costs of $3.2 million associated with the New Credit Facility. The Company has drawn approximately $200 million under the Term Loan A (partially offset by a $1.2 million principal payment on June 30, 2022) and $100 million on the new Revolving Credit Facility, with $100 million remaining in borrowing capacity, less approximately $8.0 million of letters of credit outstanding.

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

Mandatory amortization on the Term Loan A is 2.5% in each of the first and second years and 5.0% in each of the third, fourth and fifth years, with the remaining outstanding balance due at maturity. The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. The Company was in compliance with the covenants contained in the Credit Agreement as of September 25, 2022.

Term Loan and Revolving Credit Debt

Term loan and revolving credit debt and the current period interest rates are as follows (in millions):

September 25, 2022
Term Loan A	$198.7
Revolving credit facility	100.0
Total debt	298.7
Less current portion	(5.0)
Total long-term debt, less current portion	293.7
Less long-term unamortized debt issuance costs - term loans	(1.1)
Total long-term debt, net of unamortized debt issuance costs - term loans	$292.6
Unamortized debt issuance costs - revolving credit facility	$1.1
Current period interest rate	5.2%

Future long-term debt principal payments at September 25, 2022 were as follows (in millions):

2022	$2.5
2023	5.0
2024	8.7
2025	10.0
2026	10.0
2027	262.5
$298.7

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

Note 11. Segment Information

The Company operates in two reportable segments. The KGS reportable segment is comprised of an aggregation of KGS operating business units, including the Company’s microwave electronics products, space, satellite and cyber, training solutions, C5ISR/modular systems, turbine technologies and defense and rocket support services operating segments. The US reportable segment consists of the Company’s unmanned aerial, unmanned ground, unmanned seaborne and command, control and communications system business. The KGS and US segments provide products, solutions and services for mission critical national security programs. KGS and US customers primarily include national security related agencies, the U.S. Department of Defense (the “DoD”), intelligence agencies and classified agencies, and to a lesser degree, international government agencies and domestic and international commercial customers.

The Company organizes its reportable segments based on the nature of the products, solutions and services offered. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts. In the following table, total operating income from continuing operations of the reportable business segments is reconciled to the corresponding consolidated amount. The reconciling item Corporate activities includes costs for certain stock-based compensation programs (including stock-based compensation costs for stock options, the employee stock purchase plan and restricted stock units), the effects of items not considered part of management’s evaluation of segment operating performance, merger and acquisition expenses, corporate costs not allocated to the segments, and other miscellaneous corporate activities.

 Revenues, depreciation and amortization, and operating income (loss) generated by the Company’s reportable segments for the three and nine month periods ended September 25, 2022 and September 26, 2021 are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Revenues:
Kratos Government Solutions
Service revenues	$87.3	$50.5	$231.3	$163.3
Product sales	91.3	88.8	258.7	259.1
Total Kratos Government Solutions	178.6	139.3	490.0	422.4
Unmanned Systems
Service revenues	1.3	1.1	4.0	3.6
Product sales	48.7	60.2	155.0	173.9
Total Unmanned Systems	50.0	61.3	159.0	177.5
Total revenues	$228.6	$200.6	$649.0	$599.9
Depreciation and amortization:
Kratos Government Solutions	$7.0	$4.3	$17.1	$13.2
Unmanned Systems	1.9	1.8	5.7	6.2
Total depreciation and amortization	$8.9	$6.1	$22.8	$19.4
Operating income (loss) from continuing operations:
Kratos Government Solutions	$3.3	$14.6	$18.4	$27.6
Unmanned Systems	(0.1)	2.6	(4.6)	10.9
Corporate activities	(6.8)	(6.7)	(20.5)	(19.8)
Total operating income (loss) from continuing operations	$(3.6)	$10.5	$(6.7)	$18.7

The US Operating loss for the nine months ended September 25, 2022 includes a $5.5 million litigation settlement charge related to the resolution of a dispute with an international customer, for which the contractual arrangement was entered into in March 2011, prior to Kratos’ acquisition of Composite Engineering Inc. (“CEi”). The KGS Operating income for the three and nine months ended September 25, 2022 includes $6.4 million of expenses related to certain non-recoverable costs, including rate and cost growth items, resulting from the inability to hire the required planned direct labor base both internally and by the Company’s subcontractors to execute on its backlog, due to a continuing challenging environment in both hiring and retaining skilled manufacturing personnel, including approximately $3.4 million in expenses in the Company’s C5ISR business, and non-recoverable indirect cost rate growth resulting from a smaller than planned direct labor base due to delays in customer program execution and awards in the Company’s Training Solutions business of approximately $3.0 million.

Note 12.    Redeemable Noncontrolling Interest

On February 27, 2019, the Company acquired 80.1% of the issued and outstanding shares of capital stock of Florida Turbine Technologies Inc., a Florida corporation (“FTT Inc.”), and 80.1% of the membership interests in KTT Core, a Delaware limited liability company, for an aggregate purchase price of approximately $60 million. On February 18, 2022, the capital stock of FTT Inc. was conveyed to KTT Core for organizational purposes such that FTT Inc is now a wholly owned subsidiary of KTT Core. In connection with the Company’s acquisition of FTT Inc, and KTT Core, (i) beginning in January 2024, the holders (the “Holders”) of the minority interests in KTT Core (the “Minority Interests”) will have an annual right (the “Put Right”) to sell all of the Minority Interests to the Company at a purchase price based on a specified multiple of the trailing 12 months EBITDA of KTT Core and its subsidiaries (the “Acquired Companies”), subject to adjustment as set forth in the Exchange Agreement entered into by and among the Company, the Acquired Companies and the Holders, as amended on February 18, 2022 (the “Exchange Agreement”) (provided, however, that following certain events, including a change of control, the Put Right will be accelerated and the Minority Interest Purchase Price (as defined in the Exchange Agreement) will be a specified increased multiple of the trailing 12 months EBITDA of the Acquired Companies); and (ii) beginning in January 2025, the Company will have an annual right to purchase all of the Minority Interests from the Holders at the Minority Interest Purchase Price.

On June 13, 2022, the Company entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) to acquire an additional 9.95% (the “Purchased Shares”) of the issued and outstanding shares of capital stock of KTT Core (together with its wholly-owned subsidiaries including FTT Inc.), a majority owned subsidiary of the Company, for an aggregate estimated purchase price of approximately $6.4 million, to be paid in shares of Kratos common stock. Pursuant to the

Equity Purchase Agreement, the Company paid consideration of $2.7 million, paid in 190,258 shares of its common stock, based upon Kratos’ trading price on the date of distribution, representing half of the aggregate estimated purchase price to be paid by the Company for the Purchased Shares. Following the closing of the transactions contemplated by the Equity Purchase Agreement, the Company owned 90.05% of KTT Core. The unpaid portion of the aggregate estimated purchase price for the Purchased Shares is expected to be paid in shares of Kratos common stock in March 2023, subject to certain adjustments.

The Put Right and annual purchase right of the Holders and the Company, respectively, remain available under the Exchange Agreement as to the remaining 9.95% minority interest in KTT Core.

The Company adjusts the carrying value of such redeemable noncontrolling interest based on an allocation of subsidiary earnings based on ownership interest. Redeemable noncontrolling interest is recorded outside of permanent equity at the higher of its carrying value or management’s estimate of the amount (the “Redemption Amount”) that the Company could be required to pay in connection with the Put Right. Adjustments to the Redemption Amount will have a corresponding effect on net income per share attributable to Kratos shareholders. As a result of the Company’s acquisition of an additional 9.95% of the issued and outstanding shares of capital stock of KTT Core, the carrying value of the redeemable noncontrolling interest was adjusted. As of September 25, 2022, no additional adjustment of the carrying value of the remaining redeemable noncontrolling interest was required.

Note 13. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales contracted through the U.S. Government, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $158.1 million and $143.7 million, or 69% and 72% of total Kratos revenue, for the three months ended September 25, 2022 and September 26, 2021, respectively, and $453.8 million and $432.1 million, or 70% and 72% of total Kratos revenue, for the nine months ended September 25, 2022 and September 26, 2021, respectively.

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

    Legal and Regulatory Matters
U.S. Government Cost Claims

The Company’s contracts with the DoD are subject to audit by the Defense Contract Audit Agency (“DCAA”). As a result of these audits, from time to time the Company is advised of claims concerning potential disallowed, overstated or disputed costs. For example, during the course of recent audits of the Company’s contracts, the DCAA is closely examining and questioning certain of the established and disclosed practices that it had previously audited and accepted. The Company’s personnel regularly scrutinize costs incurred and allocated to contracts with the U.S. Government for compliance with regulatory standards. For those Company subsidiaries and fiscal years which have not yet been audited by the DCAA or for those audits which are in process which have not yet been completed by the DCAA, the Company cannot reasonably estimate the range of loss, if any, that may result given the inherent difficulty in predicting regulatory action, fines and penalties, if any, and the various remedies and levels of judicial review available to the Company in the event of an adverse finding. As a result, the Company has not recorded any liability related to these matters.

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

Note 15. Derivative Financial Instruments

The Company’s derivative portfolio consists of forward exchange contracts. Derivative financial instruments are recognized on the Condensed Consolidated Balance Sheets as either assets or liabilities and are measured at fair value. Changes in the fair values of derivatives are recorded each period in earnings. As of September 25, 2022, the Company did not use hedge accounting. The Company did not have any forward exchange contracts at December 26, 2021. The notional value of the Company’s foreign currency forward contracts at September 25, 2022, was $10.2 million. At September 25, 2022, the fair value amounts of the forward exchange contracts were a $0.1 million asset and a $0.3 million liability.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” relating to our future financial performance, the market for our services and our expansion plans and opportunities. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements reflect our current beliefs, expectations and projections, are based on assumptions, and are subject to known and unknown risks and uncertainties that could cause our actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of these factors are beyond our ability to control or predict. As a result, you should not place undue reliance on forward-looking statements. Important risks and uncertainties that could cause our actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, but are not limited to: changes or cutbacks in spending or the appropriation of funding by the Federal Government, including the Department of Defense, or DoD, which could cause delays, cancellations or reductions of key government contracts; bid protests; changes in the scope or timing of our projects; the timing, rescheduling or cancellation of significant customer contracts and agreements; failure by our subcontractors or suppliers to perform their contractual obligations; our failure to meet performance obligations; if the unmanned systems markets do not experience significant growth, or it the products we have developed or will develop do not become programs of record; if we cannot expand our customer base or if our products do not achieve broad acceptance which could impact our ability to achieve our anticipated level of growth; consolidation by or the loss of key customers; risks of adverse regulatory action or litigation; risks associated with debt leverage; failure to successfully achieve our acquisition, integration, cost reduction or divestiture strategies; risks related to security breaches, cybersecurity attacks or other significant disruptions of our information systems; risks related to the new DoD CMMC requirement recently issued by the Pentagon; risks associated with pandemics, epidemics or other public health emergencies, such as the outbreak of coronavirus disease 2019 (“COVID-19”); risks related to unknown defects or errors in our products; risks relating to the ongoing conflict in Ukraine; risks related to continued interest rate increases by the Federal Reserve; and competition in the marketplace, which could reduce revenues and profit margins, as well as the additional risks and uncertainties described in this Quarterly Report on Form 10-Q, in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 26, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 22, 2022 (the “Form 10-K”), and in other reports that we have filed with the SEC. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except as required by law, we assume no responsibility for updating any forward-looking statements, whether as a result of new information, future events or otherwise.

All references to “us,” “we,” “our,” the “Company” and “Kratos” refer to Kratos Defense & Security Solutions, Inc., a Delaware corporation, and its subsidiaries.

Overview

Kratos is a government contractor at the forefront of the DoD’s recapitalization of strategic weapon systems to address peer and near peer threats and the DoD’s related Rapid Innovation Initiatives. Kratos is a leading technology, intellectual property, proprietary product and system company focused on the U.S. and its allies’ national security. Kratos is a recognized industry leader in the rapid development, demonstration and fielding of disruptive, transformative and high technology systems and products at an affordable cost. At Kratos, affordability is a technology. Kratos’ primary focus areas are unmanned systems, space and satellite communications, microwave electronics products, cybersecurity/warfare, rocket, hypersonic and missile defense systems, turbine technologies, and Command, Control, Communication, Computing, Combat, Intelligence Surveillance and Reconnaissance (“C5ISR”) Systems and training solutions. We believe that our technology, intellectual property, proprietary products and designed-in positions on our customers’ programs, platforms and systems, and our ability to rapidly develop, demonstrate and field affordable leading technology systems gives us a competitive advantage and creates a high barrier to entry into our markets. Our workforce is primarily engineering and technically oriented with a significant number of employees holding national security clearances. Much of our work is performed at customer locations, or in a secure manufacturing facility. Our primary end customers are national security related agencies. Our entire organization is focused on executing our strategy of being the leading technology and intellectual property based product and system company in our industry.

Industry Update

On March 15, 2022, President Biden signed into law the Fiscal Year 2022 National Security Budget of $782 billion, a 5.6% increase over the previous year. On March 28, 2022, the Biden administration submitted to Congress a proposed fiscal year 2023 Budget Request of $813.3 Billion for National Security (the “Budget Request”), $773 billion of which is for the DoD, a 4% increase above the FY 2022 enacted amount. On September 30, 2022, Congress enacted a Continuing Resolution Authorization (“CRA”) to carry forward the fiscal year 2022 funding levels into fiscal year 2023 while negotiations continue regarding full year appropriations. The CRA also included an additional $12 billion in aid to Ukraine, bringing total appropriations for Ukraine assistance to $39 billion.

The current budget environment, including COVID-19 and Ukraine funding support, heightened levels of inflation, and uncertainty surrounding the debt ceiling and the appropriations process, creates significant short and long-term risks. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the Biden administration and Congress.

We believe continued budget pressures, Continuing Resolution Authorizations (“CRAs”), Federal Government debt ceiling issues, or Federal Government shutdowns would have serious negative consequences for the security of our country and the defense industrial base, including the Company and the customers, employees, suppliers, investors, and communities that rely on companies in the defense industrial base. It is likely that budget and program decisions made in such an uncertain environment will have long-term implications for our Company and the entire defense industry.

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

COVID-19 continues to impact our business in 2022, primarily driven by the emergence of the Omicron variant in late 2021 with a resulting increase in COVID-19 cases in early 2022. COVID-19 has continued to impact our customers, markets and operations, including supply chain disruptions, delays of certain supplier deliveries, difficulties gaining access to certain locations, difficulties gaining access to customers, including instances related to previously scheduled drone and rocket system flights, demonstrations and exercises, and decreased demand requirements of certain of our commercial aero, power and satcom customers. Additionally, customer and contractor-related travel and social distancing restrictions have delayed a number of our target drone, tactical drone and rocket system programs, missions and exercises, and have delayed delivery and execution on certain of our international commercial satcom projects. Despite progress in vaccination efforts, global economic activity remains uncertain and cannot be predicted with confidence. Public health officials and medical professionals have warned that COVID-19 cases may continue to spike due to the Delta, Omicron and other variants. The extent to which COVID-19 may further impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects.

The current level of uncertainty over the economic, business and operational impacts of COVID-19, including the impact on employee absenteeism, vendor and supply chain and other resources, means the related financial impact cannot be reasonably estimated at this time. Our Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect estimates and assumptions made by management as of September 25, 2022. Events and changes in circumstances arising after September 25, 2022, including those resulting from the continuing impacts of COVID-19, will be reflected in management’s estimates for future periods.

In addition to the challenges that COVID-19 is presenting to the industry and Kratos, significant adverse supply chain disruptions continue throughout the industry and for the Company, including delays in the receipt and delivery of materials, parts, supplies, etc., which in certain instances and for certain items is significant. In addition, inflation and the related costs of inputs needed to execute the business, including materials, parts, supplies, consultants, subcontractors, vendors, etc. are significantly impacting the costs for Kratos to do business and are significantly adversely impacting our operations, profit margins and financial forecasts. Also, the cost of labor and for the Company’s employees and labor base have also increased significantly, and the ability to hire, obtain and retain employees, is also extremely challenging and is adversely impacting Kratos’ ability to execute its business. There is also a significant industry wide labor shortage, including in the science, technology, engineering, and math discipline areas, and for employees willing and/or able to obtain national security clearances. In addition, recent actions by the Federal Reserve to continue to increase interest rates have impacted our interest expense on our outstanding debt borrowings. Each of these matters and issues are expected to remain for the foreseeable future and to adversely impact the Company’s operations, financial results and financial forecasts.

Reportable Segments

The Company currently operates in two reportable segments. The KGS reportable segment is comprised of an aggregation of KGS operating segments, including our microwave electronics products, space, satellite and cyber, training solutions, C5ISR/modular systems, turbine technologies, and defense and rocket support services operating segments. The US reportable segment consists of our unmanned aerial, unmanned ground, unmanned seaborne and command, control and communications system businesses.

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

Comparison of Results for the Three Months Ended September 25, 2022 to the Three Months Ended September 26, 2021

Revenues.  Revenues by operating segment for the three months ended September 25, 2022 and September 26, 2021 are as follows (dollars in millions):

	September 25, 2022	September 26, 2021	$ change	% change
Kratos Government Solutions
Service revenues	$87.3	$50.5	$36.8	72.9%
Product sales	91.3	88.8	2.5	2.8%
Total Kratos Government Solutions	178.6	139.3	39.3	28.2%
Unmanned Systems
Service revenues	$1.3	$1.1	$0.2	18.2%
Product sales	48.7	60.2	(11.5)	(19.1)%
Total Unmanned Systems	50.0	61.3	(11.3)	(18.4)%
Total revenues	$228.6	$200.6	$28.0	14.0%

Total service revenues	$88.6	$51.6	$37.0	71.7%
Total product sales	140.0	149.0	(9.0)	(6.0)%
Total revenues	$228.6	$200.6	$28.0	14.0%

Revenues increased $28.0 million to $228.6 million for the three months ended September 25, 2022 from $200.6 million for the three months ended September 26, 2021. Revenues in our KGS segment increased $39.3 million primarily due to the contribution of $30.2 million in revenues from the recent acquisitions of Cosmic, CTT and SRE, and an increase of $13.6 million in our C5ISR, defense and rocket support services, turbine technologies, and microwave electronics products businesses, offset partially by a reduction of $2.8 million in our training solutions business and a reduction of approximately $1.8 million due to the wind-down of a federal services satellite contract. Revenues in our US segment decreased $11.3 million to $50.0 million for the three months ended September 25, 2022, primarily due to a reduction in tactical drone programs as a result of timing of program contract awards as compared to the three months ended September 26, 2021.

Product sales decreased $9.0 million to $140.0 million for the three months ended September 25, 2022 from $149.0 million for the three months ended September 26, 2021, primarily as a result of decreased production in our US segment, offset partially by increases in our KGS segment. As a percentage of total revenue, product sales were 61.2% for the three months ended September 25, 2022 as compared to 74.3% for the three months ended September 26, 2021. Service revenues increased by $37.0 million to $88.6 million for the three months ended September 25, 2022 from $51.6 million for the three months ended September 26, 2021, primarily as a result of the recent Cosmic and SRE acquisitions.

Cost of Revenues.  Cost of revenues increased $33.7 million to $173.7 million for the three months ended September 25, 2022 from $140.0 million for the three months ended September 26, 2021. The increase in cost of revenues was primarily a result of the increase in revenues discussed above.

Gross Margin.  Gross margin decreased to 24.0% for the three months ended September 25, 2022 from 30.2% for the three months ended September 26, 2021. Margins on services decreased to 26.5% for the three months ended September 25, 2022 from 31.2% for the three months ended September 26, 2021. Margins on products decreased to 22.4% for the three months ended September 25, 2022 from 29.9% for the three months end September 26, 2021. Margins in the KGS segment decreased to 24.7% for the three months ended September 25, 2022 from 34.3% for the three months ended September 26, 2021, primarily due to a less favorable mix of revenues, as well as due to a $4.5 million impact to cost of sales related to certain non-recoverable costs, including rate and cost growth items, resulting from the inability to hire the required planned direct labor base both internally and by the Company’s subcontractors to execute on its backlog, due to a continuing challenging environment in both hiring and retaining skilled manufacturing personnel, including an approximately $3.4 million impact to the Company’s C5ISR business, and non-recoverable indirect cost rate growth resulting from a smaller than planned direct labor base due to delays in customer program execution and awards in the Company’s Training Solutions business of approximately $1.1 million. Margins in the US segment increased to 21.4% for the three months ended September 25, 2022 from 20.9% for the three months ended September 26, 2021, primarily due to a more favorable mix of products produced and shipped in the three months ended September 25, 2022.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expenses increased $6.7 million to $48.5 million for the three months ended September 25, 2022 from $41.8 million for the three months ended September 26, 2021. As a percentage of revenues, SG&A increased to 21.2% at September 25, 2022 from 20.8% at September 26, 2021. Included in SG&A was the impact of the recent CTT, Cosmic and SRE acquisitions and an increase of $0.2 million in the US segment primarily related to increased headcount. In addition, $1.9 million impact to SG&A is related to the non-recoverable indirect cost rate growth in the Company’s Training Solutions business for the three months ended September 25, 2022. Amortization expense of purchase intangibles increased from $1.1 million for the three months ended September 26, 2021 to $3.0 million for the three months ended September 25, 2022, reflecting the recent acquisitions.

Research and Development (“R&D”) Expenses.  R&D expenses increased $1.6 million to $9.6 million for the three months ended September 25, 2022 from $8.0 million for the three months ended September 26, 2021, primarily due to increased development efforts in our Unmanned Systems business of $1.0 million. As a percentage of revenues, R&D increased to 4.2% for the three months ended September 25, 2022 from 4.0% for the three months ended September 26, 2021. R&D expenses are made by the Company, typically in conjunction with our customers, for the Company to achieve a “first to market” position with our products or technology. We also invest in R&D expenses to achieve market leading “designed in” positions on major programs, platforms or systems.

Restructuring Expenses and Other. Restructuring expenses and other increased to $0.2 million from $0.0 million for the three months ended September 25, 2022 and September 26, 2021, respectively.

Total Other Expense, Net.  Total other expense, net decreased to $5.2 million from $5.9 million for the three months ended September 25, 2022 and September 26, 2021, respectively. The decrease in expense of $0.7 million was primarily related to a reduction in interest expense of $1.7 million as a result of our debt refinancing in February of 2022, offset by an increase in expense of $1.2 million related to foreign transaction losses.

Provision (Benefit) for Income Taxes from Continuing Operations. The income tax benefit from continuing operations for the three months ended September 25, 2022 was $0.8 million and the income tax expense from continuing operations for the three months ended September 26, 2021 was $5.7 million. For the three months ended September 25, 2022, the Company has utilized the discrete effective tax rate method. The discrete method is applied when it is not possible to reliably estimate our full year effective tax rate due to significant permanent differences in relation to pre-tax book income, resulting in significant variability to our effective tax rate. For the three months ended September 26, 2021, the income tax expense was a function of the estimated effective tax rate for the year. The estimated effective tax rate is driven by estimated foreign taxes, estimated federal and state taxes, permanent book/tax differences, and the projected income or loss for the year.

Loss from Discontinued Operations. The loss from discontinued operations was $0.0 million for the three months ended September 25, 2022. The loss from discontinued operations was $0.8 million for the three months ended September 26, 2021, primarily reflecting costs related to the ongoing closing net working capital adjustment dispute with the buyer of the Kratos Public Safety & Security Solutions, Inc. (“PSS”) business.

Comparison of Results for the Nine Months Ended September 25, 2022 to the Nine Months Ended September 26, 2021

Revenues. Revenues by operating segment for the nine months ended September 25, 2022 and September 26, 2021 are as follows (dollars in millions):

	September 25, 2022	September 26, 2021	$ change	% change
Kratos Government Solutions
Service revenues	$231.3	$163.3	$68.0	41.6%
Product sales	258.7	259.1	(0.4)	(0.2)%
Total Kratos Government Solutions	490.0	422.4	67.6	16.0%
Unmanned Systems
Service revenues	$4.0	3.6	0.4	11.1%
Product sales	155.0	173.9	(18.9)	(10.9)%
Total Unmanned Systems	159.0	177.5	(18.5)	(10.4)%
Total revenues	$649.0	$599.9	$49.1	8.2%

Total service revenues	$235.3	$166.9	$68.4	41.0%
Total product sales	413.7	433.0	(19.3)	(4.5)%
Total revenues	$649.0	$599.9	$49.1	8.2%

Revenues increased $49.1 million to $649.0 million for the nine months ended September 25, 2022 from $599.9 million for the nine months ended September 26, 2021. Revenues in our KGS segment increased $67.6 million, primarily due to the contribution of $66.4 million in revenues from the recent Cosmic, CTT and SRE acquisitions, increased revenues in our space, satellite and cyber business of $5.5 million, increases in our defense and rocket support services and turbine technologies businesses of $9.8 million, and increases in our C5ISR businesses of $4.9 million, partially offset by an $18.6 million reduction in our training solutions business, resulting primarily from the completion of training solutions contracts. Revenues in our US segment decreased $18.5 million to $159.0 million for the nine months ended September 25, 2022 primarily due to a reduction in tactical drone based revenues, including as a result of timing of program contract awards, as compared to the nine months ended September 26, 2021.

Product sales decreased $19.3 million to $413.7 million for the nine months ended September 25, 2022 from $433.0 million for the nine months ended September 26, 2021, primarily as a result of decreased production activity in our US segment and reductions in our training solutions business. As a percentage of total revenue, product sales were 63.7% for the nine months ended September 25, 2022 as compared to 72.2% for the nine months ended September 26, 2021. Service revenues increased by $68.4 million to $235.3 million for the nine months ended September 25, 2022 from $166.9 million for the nine months ended September 26, 2021. The increase was primarily a result of the recent Cosmic and SRE acquisitions.

Cost of Revenues. Cost of revenues increased $48.1 million to $484.4 million for the nine months ended September 25, 2022 from $436.3 million for the nine months ended September 26, 2021. The increase in cost of revenues was primarily a result of the increase in revenues discussed above.

Gross Margin. Gross margin decreased to 25.4% for the nine months ended September 25, 2022 from 27.3% for the nine months ended September 26, 2021. Margins on services decreased to 27.2% for the nine months ended September 25, 2022 from 28.5% for the nine months ended September 26, 2021. Margins on product sales decreased to 24.3% for the nine months ended September 25, 2022 from 26.8% for the nine months ended September 26, 2021. Margins in the KGS segment decreased to 26.9% for the nine months ended September 25, 2022 from 29.9% for the nine months ended September 26, 2021 due to a less favorable mix of revenues, as well as due to a $4.5 million impact to cost of sales related to certain non-recoverable costs, including rate and cost growth items, resulting from the inability to hire the required planned direct labor base both internally and by the Company’s subcontractors to execute on its backlog, due to a continuing challenging environment in both hiring and retaining skilled manufacturing personnel, including an approximately $3.4 million impact to the Company’s C5ISR business , and non-recoverable indirect cost rate growth resulting from a smaller than planned direct labor base due to delays in customer program execution and awards in the Company’s Training Solutions business of approximately $1.1 million. Margins in the US segment decreased to 20.5% for the nine months ended September 25, 2022, from 21.1% for the nine months ended September 26, 2021, primarily due to a less favorable mix of products produced and shipped during the nine months ended September 25, 2022.

SG&A Expenses. SG&A expenses were $136.3 million for the nine months ended September 25, 2022 and $117.9 million for the nine months ended September 26, 2021. As a percentage of revenues, SG&A increased to 21.0% at September 25, 2022, from 19.7% at September 26, 2021. Included in SG&A, was an increase of $0.7 million of stock compensation expense from $19.2 million for the nine months ended September 26, 2021 to $19.9 million for the nine months ended September 25, 2022 as well as increased SG&A expenses related to the recent acquisitions of CTT, Cosmic and SRE. In addition, $1.9 million impact to SG&A is related to the non-recoverable indirect cost rate growth in the Company’s Training Solutions business for the nine months ended September 25, 2022. Amortization expense of purchase intangibles increased from $3.7 million for the nine months ended September 26, 2021 to $6.3 million for the nine months ended September 25, 2022, reflecting the recent acquisitions.

R&D Expenses. R&D expenses were $28.0 million for the nine months ended September 25, 2022 and $26.2 million for the nine months ended September 26, 2021, with the primary increases in expenses in our US segment. As a percentage of revenues, R&D decreased to 4.3% for the nine months ended September 25, 2022 from 4.4% for the nine months ended September 26, 2021.

Restructuring Expenses and Other. Restructuring expenses and other increased to $6.4 million for the nine months ended September 25, 2022 from $0.2 million for the nine months ended September 26, 2021, primarily as a result of the $5.5 million litigation charge related to the settlement of a dispute with an international customer in our US segment.

Total Other Expense, Net. Total other expense, net, increased to $26.9 million from $17.3 million for the nine months ended September 25, 2022 and September 26, 2021, respectively. The increase in expense of $9.6 million was primarily related to the $13.0 million loss on the extinguishment of our Senior Secured Notes which was partially offset by a reduction in interest expense of $4.7 million as a result of the reduced rate on our new debt.

Benefit for Income Taxes from Continuing Operations. The income tax benefit from continuing operations for the nine months ended September 25, 2022 and September 26, 2021 was $4.6 million and $0.6 million, respectively. For the nine months ended September 25, 2022, the Company has utilized the discrete effective tax rate method. The discrete method is applied when it is not possible to reliably estimate our full year effective tax rate due to significant permanent differences in relation to pre-tax book income, resulting in significant variability to our estimated effective tax rate. For the nine months ended September 26, 2021, a $2.7 million tax benefit was recorded resulting from the federal and state tax implications of stock-based compensation in the form of restricted stock units. The remaining $2.1 million expense was a function of the estimated effective tax rate for the year. The estimated effective tax rate is driven by estimated foreign taxes, estimated federal and state taxes, permanent book/tax differences, and the projected income or loss for the year.

Income (Loss) from Discontinued Operations. The income from discontinued operations was $0.7 million for the nine months ended September 25, 2022, and includes a $0.9 million benefit as a result of the release of an indemnification liability following the lapse of the statute of limitations associated with a potential tax liability that was recorded in 2019 as part of the sale of PSS. The loss from discontinued operations was $1.1 million for the nine months ended September 26, 2021, primarily reflecting the work performed in relation to outstanding tasks on legacy projects retained by us following the sale of PSS, as well as costs related to the ongoing closing net working capital adjustment dispute with the buyer of the PSS business.

Backlog

On September 25, 2022, we had approximately $1,068.9 million of total backlog, of which $696.1 million was funded. We expect to recognize approximately 20% of the remaining total backlog as revenue in fiscal year 2022, an additional 39% in fiscal year 2023 and the balance thereafter. Our comparable total backlog balance as of September 26, 2021, was approximately $839.1 million, of which $618.0 million was funded. Backlog as of September 25, 2022 as compared to September 26, 2021 has increased primarily as a result of contract awards in our C5ISR, Space, Satellite and Cyber, Turbine Technologies and Unmanned Systems businesses, and to a lesser degree due to the impact of the acquisitions of Cosmic, CTT and SRE, which contributed approximately $102.2 million as of September 25, 2022.

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

We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus an estimate of the future revenue expected to be realized from commercial contracts that are under firm orders. Funded backlog does not include the full potential value of our contracts because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly or quarterly basis even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes a subsequent appropriation and the procuring agency allocates funding to the contract.

Contracts undertaken by us may extend beyond one year. Accordingly, portions are carried forward from one year to the next as part of backlog. Because many factors affect the scheduling of projects, no assurance can be given as to when or if revenue will be realized on projects included in our backlog. Although funded backlog represents only business that is considered to be firm, we cannot guarantee that cancellations or scope adjustments will not occur. The majority of funded backlog represents contracts with terms that would entitle us to all or a portion of our costs incurred and potential fees upon cancellation by the customer.

A significant number of the programs that Kratos’ systems, products and solutions support are multi-year/multi-decade in nature. Accordingly, based on historical customer usage or operational tempo, we have reasonable expectations or visibility of what ultimate orders for Kratos’ systems, products and solutions will be. We do not include these expected amounts in our backlog until a related contract award is received.

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

Liquidity and Capital Resources

As of September 25, 2022, we had cash and cash equivalents of $125.2 million compared with cash and cash equivalents of $349.4 million as of December 26, 2021, which includes $19.8 million and $29.4 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, however, earnings of these foreign subsidiaries are essentially considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the United States they could be repatriated, and their repatriation into the United States may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

Our total long-term debt increased from $296.7 million at December 26, 2021 to $297.3 million at September 25, 2022. Under the New Credit Facility, on February 18, 2022, we completed the refinancing of our outstanding $90 million revolving credit facility and $300 million of Senior Secured Notes, with a new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A. We incurred debt issuance costs of $3.2 million associated with the New Credit Facility. We have drawn approximately $200 million under the Term Loan A and $100 million on the new Revolving Credit Facility, with $100 million remaining in borrowing capacity, less $8.0 million for outstanding letters of credit (as more fully described in Note 10 of the accompanying Condensed Consolidated Financial Statements).

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

We use our operating cash flow to finance trade accounts receivable, fund necessary increases in inventory including increasing inventory stock levels and advance buys in larger lot sizes to gain pricing benefits where possible, in order to mitigate the impact of supply chain disruptions and price increases, fund internal investments of engineering costs, fund capital expenditures, our internal research and development investments and our ongoing operations, service our debt, enhance our security infrastructure, including cyber security infrastructure, and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services because a number of our receivables are contractually billable and due to us only when certain contractual milestones are achieved. Financing increases in inventory balances are necessary to fulfill shipment requirements to meet delivery schedules of our customers. These financing requirements have increased and have recently negatively impacted our operating cash flows due to actions we have taken to advance inventory purchases in an attempt to mitigate supply chain disruptions and to bolster our inventory levels. For the nine months ended September 25, 2022, approximately $28.0 million of operating cash flow was used to fund inventory purchases. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our days sales outstanding (“DSO”) have decreased from 128 days as of December 26, 2021 to 120 days at September 25, 2022, primarily reflecting outstanding contractual billing milestones. Our DSOs are impacted by the achievement of contractual billing milestones such as equipment shipments and deliveries on certain products, and for certain flight requirements that must be fulfilled on certain aerial target programs, or final billings which are not due until completion on certain projects, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time.

In November 2019, a large training solutions program was terminated for convenience (“T for C”), by the customer. Under a T for C, a contractor is entitled to seek specified costs through a termination settlement process including (1) the contract price for completed supplies and services accepted by the government but not previously paid for; (2) the cost incurred in the performance of work terminated plus a reasonable profit on those costs; and (3) and its costs incurred in settling with subcontractors and preparing and settling the termination proposal. However, we will not be able to collect the total withheld amounts until the settlement terms of the T for C have been negotiated and agreed to with the customer. At September 25, 2022, approximately $4.8 million in unbilled receivables remain outstanding on this project. In March 2022, we agreed, together with the customer, to a litigation settlement of $6.0 million for a portion of the amounts outstanding on this project, which was collected in July 2022. The remaining unbilled balance of $4.8 million is subject to negotiation and settlement with the customer.

We were also in dispute with an international customer in our US segment concerning the completion of certain system requirements and contractual milestones related to a contract the Company acquired with the acquisition of CEi in 2012. In June 2022, the parties entered into a settlement agreement to resolve their dispute and to resolve all claims and counterclaims, and we are currently in the process of implementing the terms of the settlement agreement. The Company recorded a $5.5 million litigation settlement charge in the quarter ended June 26, 2022, with a remaining $5.6 million carrying value of assets on the balance sheet as of September 25, 2022 which are expected to be settled by the end of the year. During the quarter ended September 25, 2022, we paid approximately $3.7 million related to the settlement.

A summary of our net cash provided by (used in) operating activities from continuing operations, investing activities from continuing operations, and financing activities from continuing operations and our cash flows from discontinued operations from our condensed consolidated statements of cash flows is as follows (in millions):

	Nine Months Ended
	September 25, 2022	September 26, 2021
Net cash provided by (used in) operating activities from continuing operations	$(32.3)	$34.6
Net cash used in investing activities from continuing operations	(166.9)	(35.1)
Net cash used in financing activities from continuing operations	(21.4)	(9.0)
Net operating cash flows of discontinued operations	(0.3)	(1.1)

Net cash used in operating activities from continuing operations was $32.3 million for the nine months ended September 25, 2022. Net cash used in operating activities from continuing operations was primarily a result of the net loss of $28.3 million. Net cash provided by operating activities from continuing operations was $34.6 million for the nine months ended September 26, 2021, primarily a result of the net income of $2.0 million, stock compensation, depreciation, amortization and other noncash charges of $45.1 million and changes of $12.5 million in net working capital accounts.

Net cash used in investing activities from continuing operations for the nine months ended September 25, 2022 is comprised of cash paid for acquisitions, net of cash acquired of $132.2 million, and $34.8 million in capital expenditures. Cash used for acquisitions included $74.0 million related to the acquisition of the assets of SRE, $37.5 million related to the acquisition of Cosmic, $15.3 million for the remaining purchase price due on the acquisition of CTT, and a $5.4 million payment due under the acquisition agreement for KTT Core, of which we purchased a controlling interest in February 2019. Net cash used in investing activities from continuing operations for the nine months ended September 26, 2021 is comprised of a payment due under the KTT Core acquisition agreement and capital expenditures, which were partially offset by insurance proceeds. Capital expenditures consist primarily of investments in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business, including enhancements for secure facilities required for contracts we have been awarded or expect to be awarded, and include investments we are making to build capital aerial targets and related support equipment. During the nine months ended September 25, 2022, capital expenditures of approximately $18.6 million were incurred in our US business, primarily related to our unmanned combat target initiative. We expect our capital expenditures for our fiscal year 2022 to continue to be significant for investments we are making, specifically in our US business totaling approximately $25 to $28 million, including approximately $18 to $20 million for capital aerial targets and related support equipment.

Net cash used in financing activities from continuing operations was $21.4 million for the nine months ended September 25, 2022 and included $309.8 million used to redeem our $300 million of Senior Secured Notes including the call premium of $9.8 million, debt issuance costs of $3.2 million, payroll withholding taxes paid from vested restricted stock traded for taxes of $12.3 million and payments made on financing lease obligations of $1.0 million. These uses were partially offset by $300.0 million in proceeds from our New Credit Facility (partially offset by a $1.2 million principal payment on June 30, 2022) and employee stock purchase plan receipts of $6.1 million. Net cash used in financing activities from continuing operations was $9.0 million for the nine months ended September 26, 2021, and consisted primarily of repayment of our Israel debt of $5.1 million, payroll withholding taxes paid from vested restricted stock traded for taxes of $9.1 million and payments made on financing lease obligations of $0.7 million offset by employee stock purchase plan receipts of $5.9 million.

The net operating cash flows of discontinued operations for the nine months ended September 25, 2022 was a use of $0.3 million. The net operating cash flows of discontinued operations for the nine months ended September 26, 2021 was a use of $1.1 million.

Contractual Obligations and Commitments

New Credit Facility

    Under the New Credit Facility, on February 18, 2022, the Company completed the refinancing of its outstanding $90 million revolving credit facility and $300 million Senior Secured Notes, with a new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A. The Company incurred debt issuance costs of $3.2 million associated with the New Credit Facility. The Company has drawn approximately $200 million under the Term Loan A (partially offset by a $1.2 million principal payment on June 30, 2022) and $100 million on the new Revolving Credit Facility, with $100 million remaining in borrowing capacity, less $8.0 million for outstanding letters of credit.

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

Mandatory amortization on the Term Loan A is 2.5% in each of the first and second years and 5.0% in each of the third, fourth and fifth years, with the remaining outstanding balance due at maturity. The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. The Company was in compliance with the covenants contained in the Credit Agreement as of September 25, 2022.

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 25, 2022.

Changes in Internal Control Over Financial Reporting

We operate under the Committee of Sponsoring Organizations 2013 Framework. There was no change in our internal control over financial reporting during the three months ended September 25, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ MARIA CERVANTES DE BURGREEN, CPA
Maria Cervantes de Burgreen
Vice President and Corporate Controller
(Principal Accounting Officer)
Date:	November 3, 2022