Form 10-K
period 2022-12-25
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2023-02-23
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 25, 2022
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
Commission file number 001-34460
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-3818604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Chisholm Trail, Suite 300
Round Rock, TX                         78681
(Address of principal executive offices)                (Zip Code)

Registrant’s telephone number, including area code     (512) 238-9840

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	KTOS	The NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☒  No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates as of June 24, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.8 billion, based on the closing sale price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on such date. This disclosure excludes shares of common stock held by executive officers, directors and stockholders whose individual ownership exceeded 10% of the common stock outstanding on June 24, 2022 because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of February 17, 2023, 126,659,953 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference
Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K incorporate information by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders or an amendment to this annual report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report on Form 10-K.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
 FORM 10-K
 FOR THE FISCAL YEAR ENDED DECEMBER 25, 2022

All references to “us,” “we,” “our,” the “Company” and “Kratos” refer to Kratos Defense & Security Solutions, Inc., a Delaware corporation, and its subsidiaries.
FORWARD‑LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” relating to our future financial performance, the market for our services and our expansion plans and opportunities. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements reflect our current beliefs, expectations and projections, are based on assumptions, and are subject to known and unknown risks and uncertainties that could cause our actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of these factors are beyond our ability to control or predict. As a result, you should not place undue reliance on forward-looking statements. Important risks and uncertainties that could cause our actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, but are not limited to: changes, cutbacks or delays in spending by the U.S. Department of Defense may occur which could cause delays or cancellations of key government contracts; delays to or the cancellation of our projects as a result of protest actions submitted by our competitors; changes in federal government (or other applicable) procurement laws, regulations, policies and budgets; the availability of government funding for the Company’s products and services due to performance, cost growth, or other factors; changes in government and customer priorities and requirements; the potential of the current economic environment to adversely impact our business; currently unforeseen risks associated with COVID-19 or any other public health crisis; risks related to natural disasters or severe weather; changes in the scope or timing of our projects; the timing, rescheduling or cancellation of significant customer contracts and agreements, or consolidation by or the loss of key customers; risks of adverse regulatory action or litigation; risks associated with debt leverage; failure to successfully achieve our integration, cost reduction or divestiture strategies; risks related to security breaches, cybersecurity attacks or other significant disruptions of our information systems; and competition in the marketplace, which could reduce revenues and profit margins.

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

PART I.

Item 1. Business.

Overview

Kratos is a technology company addressing the defense, National Security and commercial markets. Kratos is recognized as a leading technology, intellectual property, proprietary product and system company and a recognized industry leader in the rapid development, demonstration and fielding of disruptive, transformative and high technology systems and products at an affordable cost. At Kratos, affordability is a technology and Kratos’ focus areas, including areas where Kratos is successfully disrupting its market focus areas, include unmanned systems, space and satellite communications, microwave electronics, cybersecurity/warfare, rocket, hypersonic and missile defense systems, turbine and engine propulsion technologies, Command, Control, Communication, Computing, Combat, Intelligence Surveillance and Reconnaissance (“C5ISR”) systems and training systems. We believe that our being “first to market” and our technology, intellectual property, proprietary products, reputation and designed-in positions on our customers’ programs, platforms and systems, and our ability to rapidly develop, demonstrate and field affordable leading technology systems that are disrupting certain of our market focus areas gives us a competitive advantage and creates a high barrier to entry into our markets. Our workforce is primarily engineering and technically oriented with a significant number of our employees holding national security clearances. Much of our work is performed at customer locations, facilities and sites, or at secure manufacturing and other facilities. Our primary end customers are National Security related agencies with our satellite communication business also addressing the commercial markets. Our entire organization is focused on executing our strategy of being the leading technology and intellectual property based product and system company and being “first to market” in each of our industry leading core competency areas.

We were incorporated in the state of New York on December 19, 1994 and began operations in March 1995. We reincorporated in the state of Delaware in 1998.

Industry Update

On December 29, 2022, President Biden signed into law the Consolidated Appropriations Act of 2023, a $1.7 trillion spending bill funding the U.S. federal budget for the 2023 federal fiscal year. The funding bill includes a $775.2 billion appropriation for domestic initiatives, a roughly 6% increase in spending for domestic initiatives from the 2022 fiscal year spending, with Defense and National Security programs also increasing by approximately 10% to $858 billion. The bill also includes approximately $45 billion for Ukraine and NATO allies. On January 19, 2023, the U.S. reached its $31.4 trillion debt ceiling and, as a result, the U.S. Treasury Department began taking extraordinary special measures to maintain the payment of the U.S. Government’s bills. These actions, which include suspending investments for certain government accounts, are expected to allow the Treasury to keep paying obligations to bondholders, Social Security recipients and others until at least June 2023.

The current budget environment, including COVID-19 expenditures, Ukraine funding support, heightened levels of inflation, related supply chain disruptions and uncertainty surrounding the debt ceiling and the appropriations process, creates significant short and long-term risks, including heightened rates of inflation. Additionally, with the recent change of party in Congress, considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the Biden administration and the Congress.

We believe any continued budget pressures, Continuing Resolution Authorizations (“CRAs”), Federal Government debt ceiling issues, or Federal Government shutdowns could have serious negative consequences for the security of our country and the defense industrial base, including the Company and the customers, employees, suppliers, investors, and communities that rely on companies in the defense industrial base. It is likely that budget and program decisions made in such an uncertain environment would have long-term implications for our Company and the entire defense industry.

Additionally, funding for certain programs, including those in which we currently participate, may be reduced, delayed or cancelled, and budget uncertainty or funding cuts globally could adversely affect the viability of our partners, teammates, subcontractors and suppliers, and our employee base. We believe that our business is well-positioned in areas that the U.S. Department of Defense (“DoD”) and other customers indicate are priorities for future defense spending, including those based on the recently released 2022 National Security Strategy document. However, due to federal budgetary uncertainty, CRAs, potential budgetary restrictions or limitations, defense or other spending cuts, including the budgetary impacts of ongoing COVID-19 spending and support for the conflict in Ukraine, challenges in the appropriations process, the debt ceiling and ongoing fiscal debates, the short and long term impacts to the industry and to our business remain uncertain. Such a challenging federal and DoD budgetary environment may negatively impact our business and programs and could have a material adverse effect on our forecasts, estimates, financial position, results of operations and/or cash flows.

The nature of our operations exposes us to risks associated with pandemics, epidemics or other public health emergencies, such as the outbreak of COVID-19. We are a company operating in a “critical infrastructure industry”, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we have continued to operate, including our international operations. Notwithstanding our continued operations, COVID-19 has had negative impacts on, and continues to impact, certain of our operations, workforce, supply chain, vendors, transportation networks and customers, which have reduced certain of our sales and our margins, including as a result of preventative and precautionary measures that we, our suppliers, other businesses and governments have taken. The COVID-19 outbreak is a widespread public health crisis that is adversely affecting the economies and financial markets globally. Any resulting economic downturn could adversely affect demand for our products. Any progression of the COVID-19 pandemic could also negatively impact our business or results of operations as global economic activity and the resulting impacts on our business remain uncertain and cannot be predicted with confidence. The extent to which COVID-19 may further impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects.

In addition to the challenges presented by the ongoing COVID-19 pandemic, the Company has also been affected by other unfavorable macroeconomic conditions. Significant adverse supply chain disruptions continue throughout the industry and for the Company, including delays in the receipt and delivery of materials, parts, supplies, etc., which in certain instances and for certain items is significant. In addition, inflation and the related increased costs of inputs needed to execute our business, including materials, parts, supplies, consultants, subcontractors, vendors, etc. have significantly increased our business costs and have significantly adversely impacted our operations, profit margins and financial forecasts. Also, the cost of labor for the Company’s employees and labor base has also increased significantly and current challenges in hiring, obtaining and retaining employees is adversely impacting Kratos’ ability to execute its business. There is also a significant industry wide labor shortage, including in the Science, Technology, Engineering, and Math discipline areas, and for employees willing and/or able to obtain National Security clearances, including for high level manufacturing and production. In addition, recent actions by the Federal Reserve to increase interest rates have impacted our interest expense on our outstanding debt borrowings. Each of these matters and issues are expected to continue for the foreseeable future and are expected to continue to adversely impact the Company’s operations, financial results and financial forecasts.

Our Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect estimates and assumptions made by management as of December 25, 2022. Events and changes in circumstances arising after December 25, 2022, including those resulting from the continuing impacts of the current unfavorable macroeconomic climate, will be reflected in management’s estimates for future periods.

Current Reporting Segments

The Company currently operates in two reportable segments. The Kratos Government Solutions (“KGS”) reportable segment is comprised of an aggregation of KGS operating segments, including our microwave electronic products, space, satellite and cyber, training solutions, C5ISR/modular systems, turbine technologies, and defense and rocket support services operating segments. The Unmanned Systems (“US”) reportable segment consists of our unmanned aerial, unmanned ground, unmanned seaborne and related command, control and communications system businesses.

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

Competitive Strengths
We believe that our status as a technology company, including the composition and experience of our Board of Directors and Executive management team, our ability to act and make decisions quickly, our culture of affordable innovation and our intellectual property, proprietary products, and technology, which are strongly aligned with certain of the highest priority spending areas of the DoD, the U.S. National Security Strategy, and the DoD’s focus on leveraging technology to defeat or deter peer and near-peer adversaries, are competitive advantages. Additionally, Kratos’ strategy of being “first to market” with our systems, products, technology and solutions, we believe is also a competitive differentiator, including as compared to the traditional defense industrial complex prime system integrators. We also believe that our proven ability to rapidly design, develop, demonstrate and field disruptive, transformative and leading technology products and systems at an affordable cost also differentiates us from our competitors. We believe that our reputation, longstanding customer relationships, and the designed-in position of our systems, technology and products into our customers’ platforms, programs and systems, provide a unique competitive advantage and position us well for accelerated growth. We believe a recent example of Kratos’ competitive strengths is that certain of Kratos Space, Satellite and Cyber business areas are uniquely positioned, as represented by certain new program awards, to address the DoD, National Security and commercial market areas, including with our first to market proprietary virtualized OpenSpace™ products and technology, which we believe provides our Company a competitive advantage.

Kratos’ specialized National Security focus aligned with mission-critical National Security priorities. Continued and increased concerns related to the threats posed by certain foreign nations, including nations with peer or near peer capabilities, have caused the U.S. Government to identify National Security as an area of enhanced functional and spending priority, including as described in the 2022 National Security Strategy document. Budget pressures, particularly related to DoD spending, have placed a premium on developing and fielding low-cost, high-technology solutions, that can be fielded in quantities, to assist in National Security missions. While budget pressures routinely cause delays in contracts or orders for our business, the global threat environment as described in the recently released National Security Strategy documents and current budget projections suggest defense spending will continue to be significant over the next few years, including to address the increasing threats to the United States and its allies. The outlook for defense spending is primarily focused on deterring and defeating our adversaries, power projection, warfighting readiness, lethality, and recapitalization of key strategic defense systems to address peer and near peer threats. Our primary capabilities and areas of focus, certain which are listed below, are aligned with the objectives of the U.S. Government including those outlined in the 2022 National Defense Strategy documents:

•Unmanned aerial drone, unmanned ground and unmanned seaborne systems and related artificial intelligence.
•Satellite communications and Space Domain Awareness capabilities and technology.
•Microwave electronics, including in support of warfare, missile, radar, space, satellite and communication systems.
•Electronic warfare, attack, missile, and radar systems.
•Intelligence, surveillance and reconnaissance technology, platforms solutions and systems.
•Ballistic missile defense, hypersonic and other “High Performance” type systems.
•C5ISR systems, including Strategic Deterrence Systems and support of the “Strategic Triad”.
•Cybersecurity and information assurance, and
•Specialized training and operational readiness systems and solutions.

IP-centric technology company with proprietary products, technology and systems which address critical current and emerging threats faced by U.S. and allied militaries. As a technology-focused company at the forefront of the DoD’s strategy for technology rich, transformative, disruptive and affordable systems, our current and growing portfolio of proprietary systems, products, solutions, and related intellectual property addresses some of the most critical mission needs and requirements of U.S. and allied militaries. At Kratos, affordability is a technology, a core competence and a focus that we believe is disruptive and brings an important value proposition to our customers. Kratos business focus areas include: unmanned systems, space, satellite communications, microwave electronics, cybersecurity/warfare, missile defense, hypersonic systems, C5ISR, turbine technologies and training systems. A key element of our customers’ and the National Security strategy, and an area where we have invested significantly, is the development of capabilities and intellectual property addressing the recent and potential challenges faced by U.S. and allied militaries in potential Anti-Access and Aerial-Denial (“A2/AD”) environments. This is evidenced by our significant investment in high-performance Unmanned Aerial Drone System (“UADS”) platforms and technology, which has resulted in a series of Unmanned Combat Aerial System (“UCAS”) contract wins for Kratos. Additionally, with our space & satellite, terrestrial ground segment command, control, radio frequency interference monitoring, geolocation and mitigation products and capabilities, we believe we are well-positioned to capitalize on the DoD, National Security and commercial markets increasing budgets and funding for space investments, including a significant portion of which is for the development and protection of U.S. National Security space assets and infrastructure. Accordingly, our proprietary products, systems and technologies, many of which are open architecture providing our customers technology and vendor flexibility and reduced costs, are developed and refined with the goal of enabling our customers to maintain an advantage over the advanced and constantly evolving threats of adversaries, at an affordable cost. In many instances, we are one of the few companies that invest in, develop, produce and are first to market with the mission-critical technology our customers require, or we outperformed our peers in a competitive bidding process, including as related to affordability. We also maintain a strategy of internally funding research and development and owning the intellectual property of many of these high-performance capabilities and systems.

Technology-driven company aligned with and supporting our customers’ increased innovation, technology, and strategic National Security initiatives, with focus on speed and affordability. As the DoD works to increase, maintain or achieve a technological advantage over adversaries, it has continued its efforts to create breakthrough technologies for national security and related commercial markets, accelerate innovation to the warfighter and repurpose current capabilities to create cost-effective, disruptive technology advances that result in fielded systems and products. With our focus on delivering proven leading edge systems, products and technologies that address the most critical current and emerging threats, our customers include some of the most technologically advanced organizations of the defense establishment, including the U.S. Air Force, the U.S. Navy, the U.S. Army and the U.S. Marine Corps. Additionally, Kratos customers also include the Defense Innovation Unit (“DIU”) (formerly the Defense Innovation Unit Experimental (“DIUx”)), Defense Advanced Research Projects Agency (“DARPA”), Air Force Research Laboratory (“AFRL”), the Strategic Capabilities Office (“SCO”), the Strategic Command (“STRATCOM”), the National Aeronautics and Space Administration (“NASA”), the U.S. intelligence community, and other confidential customers. We believe our focus on constant innovation, capability improvements across our product and solutions portfolio, speed of development, and production and affordability are key differentiators that are disruptive to certain traditional market norms and align us with and address our customers’ key initiatives.

In-depth understanding of customer missions. Kratos has a reputation for being the industry disruptor, including by successfully rapidly designing, developing, demonstrating and fielding mission-critical products, solutions and services to our customers, at an affordable cost. Our long-term relationships with the U.S. Air Force, U.S. Army, U.S. Navy, other National Security related customers and agencies, commercial and other customers and entities enable us to develop an in-depth understanding of their missions, problems and technical requirements. In addition, a substantial number of our employees are located at our customer locations, or at secure manufacturing and other secure facilities, all of which provides Kratos with valuable strategic insight into our customers’ ongoing missions and future program and mission requirements. This understanding of our customers’ missions, requirements, and needs, in conjunction with the strategic location of our employees, enables us to offer technical solutions tailored to our customers’ specific requirements and evolving mission objectives. In addition, once our products are “designed in” and we are on-site with a customer and providing our products and solutions, we have historically been successful in winning new and recompete business.

Kratos is an industry leader in high performance, jet powered, unmanned aerial target drone systems which are designed to replicate state of the art adversarial fighter aircraft, missiles, drones and other threats. Kratos is the sole source or primary unmanned aerial target drone system provider to the U.S. Air Force, U.S. Army, U.S. Navy, and numerous allied foreign defense agencies. Leveraging off of this technology, for which Kratos owns important intellectual property, since 2013 we have made significant investments developing Kratos’ first UCAS, our Unmanned Tactical Aerial Platform (“UTAP-22”), also formally called the “Mako.” After successfully achieving the Mako’s first concept flights at the end of 2015, in 2016 we received a $12.6 million single-award contract to demonstrate certain payload integration and loyal wingman teaming with manned aircraft in a major military exercise. We believe that Kratos was first to market in flying high performance, jet powered UCASs of this class with manned jet fighter aircraft. At the time, this contract was one of the largest awarded contracts by the DIUx.

Since Kratos’ success with the development of the Mako, other Kratos’ unmanned aerial systems (“UAS”) products and contracts include:
•In 2016, we were awarded the AFRL Low Cost Attritable Strike Demonstration (“LCASD”) UCAS single-award cost share contract. The LCASD UCAS, or Valkyrie, is an approximately 30 foot by 22 foot unmanned strike aerial drone system. During 2019, approximately 30 months after aircraft conception, the Company announced that the Kratos/AFRL team successfully completed three flights for the Valkyrie, or the XQ-58A. In January 2020, the Company completed its fourth demonstration flight, including the successful deployment of its parachutes, and landed normally, validating the design changes incorporated for the test flight airbag system following certain previous flights. In March 2021, the Kratos/AFRL team successfully completed the XQ-58A Valkyrie’s sixth test/demonstration flight and first release from the Valkyrie’s internal weapons bay.

•In 2019, the Kratos XQ-58A Valkyrie was awarded Aviation Week’s Laureate Award for Defense Technology and Innovation.
•In July 2020, the Company was awarded a five-year indefinite delivery indefinite quantity (“IDIQ”) contract valued at up to $400 million for the development, integration, and prototype air vehicle delivery in support of the Air Force’s Skyborg program.
•In December 2020, Kratos was awarded a $37.7 million contract from the AFLCMC/WA Advanced Aircraft Program Executive Office for the Skyborg Delivery Order 2 to integrate, test and deliver XQ-58A Valkyrie aircraft. The contract includes three phases of design, integration, and flight testing of the XQ-58A Valkyrie or other systems, integrating multiple customer-defined mission payloads and customer-defined autonomy in coordination/cooperation with the Skyborg System Design Agent.
•In December 2020 we received a $17.8 million award from the AFRL for work in support of the government’s Low Cost Attritable Aircraft Technology (LCAAT) efforts, including as related to the XQ-58A Valkyrie.
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
•In August 2021, Kratos announced that it remains committed to be ready for a 2023 Skyborg Vanguard Program of Record, echoing the commitment expressed by the U.S. Air Force in its August 16, 2021 update on the Skyborg program. Skyborg is an autonomy-focused capability developed to enable the Air Force to operate and sustain low-cost, teamed aircraft that can thwart adversaries with quick, decisive actions in contested environments. The program aims to enable airborne combat mass by building a transferable autonomy foundation for a family of layered, unmanned air vehicles. In July 2022, Kratos and the U.S. Air Force announced the completion of a successful series of flights with two production XQ-58A Valkyrie aircraft for the Skyborg Program.
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
•In December 2022, the U.S. Air Force announced that the Skyborg Vanguard Program would be transitioning to a Program(s) of Record, certain of which the Company may not be able to publicly disclose.
•In September 2022, it was announced that there was a successful flight from Kratos’ family of UCASs, which have been flying and demonstrating capabilities since 2015. Kratos’ family of UCAS’s include more than four different aircraft types (Valkyrie, Mako, Gremlins and Tactical Firejet), each optimized for mission capabilities, ranging from a 350-pound class system to a 6,000-pound class system and unrefueled ranges in excess of 3,000 miles.
•In November 2022, it was announced that Kratos had recently completed a successful flight of its production XQ-58A Valkyrie aircraft for the Block 2 Valkyrie Maturation Program under the program team including the AFRL, Yuma Proving Ground and Kratos.
•In January 2023, the U.S. Navy/Marine Corps announced that it had awarded Kratos in December 2022 a $15.5 million contract through the Naval Air Warfare Center Aircraft Division for two XQ-58A Valkyrie drones to look at future autonomous collaborative platforms not tied to any other U.S. Air Force or U.S. Navy programs. Included in the announcement was that the UASs should have “sensor and weapon system payloads to accomplish the penetrating affordable autonomous collaborative killer” mission.
•In 2019, Kratos produced its first MQM-178 Firejet target drones at its new production facility in Oklahoma City.
•In 2021, Kratos’ Air Wolf tactical drone system (“Tactical Firejet”) completed a 100 percent successful flight at the recently approved Burns Flat, Oklahoma range facility. The Kratos Air Wolf mission, which was the inaugural flight at the Burns Flat location, included multiple new payloads carried by the Air Wolf drone, including a proprietary Kratos artificial intelligence/autonomy system, which has been deployed by Kratos specifically for high performance, jet drone aircraft.
•In August 2022, Kratos was awarded a $14 million tactical jet drone system contract and a $20 million aerial drone system production contract.
In the Targets Drone Area:

•We redeveloped our Air Force Subscale Aerial Target BQM-167 into what we believe to be one of the highest performance unmanned aircraft in the world, the U.S. Navy Sub-Sonic Aerial Target (“SSAT”) Drone BQM-177A, with low rate initial production awarded to Kratos in June 2017.
•In 2018, delivery of the first production aerial targets was made to the U.S. Navy, and achievement of Initial Operational Capability (IOC) was reported by the U.S. Navy in February 2019.
•In 2019, the Company was awarded a $25.4 million contract for Lot 3 of low rate initial production for 34 BQM-177A aerial targets.
•In 2020, the Company was awarded full rate production Lot 1 and 2 for $29.2 million and $38.7 million, for an additional 35 and 48 BQM-177A aerial targets, respectively.

•In 2021, we were awarded a $50.9 million contract modification exercising an option to procure 65 BQM-177A aerial targets, 50 for the Navy, seven for the government of Japan, and eight for the government of Saudi Arabia, as well as associated technical and administrative data in support of full rate production lot three.
•In September 2022, Kratos was awarded a $14.7 million BQM-177A subsonic aerial target contract to continue software maintenance and updates of the BQM-177A SSAT.
•In January 2023, the Naval Air Systems Command announced that it had recently awarded Kratos a $49.5 million contract for the production and delivery of 55 full rate production Lot 4 BQM-177A surface launched aerial targets, including associated equipment.
•To date, Kratos has been awarded contracts to manufacture and deliver 312 BQM-177A SSATs. To date, the Company has produced 196 BQM-177A targets for the U.S. Navy, with Kratos being the sole source provider of the BQM-177A to the U.S. Navy.

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

•In 2021, we received a $338 million single award for production Lots 17 – 21, out-of-warranty repairs and contractor logistics support, with $30.5 million initially obligated for Lot 17. The SSAT program is one of the largest and most important to Kratos. To date, the Company has produced 535 BQM-167A targets for the U.S. Air Force. Kratos is the sole source provider of the BQM-167A to the US Air Force.
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
•In February 2022, Kratos received a $20 million contract award from an international customer for high performance, unmanned aerial target drone system aircraft and related services.
Kratos is currently under customer contract and working on a number of customer funded tactical UAV contracts and programs. Kratos is producing a lot of 12 Valkyrie drones systems, certain of which have been delivered to the respective customer(s), with others either committed to customer funded contracts or currently being produced with Kratos funds in advance of potential expected customer contracts. The request of two new, additional classified tactical drone programs in the FY 2023 DoD budget request by the Secretary of Defense, as well as other statements and disclosures made by the DoD and others, indicate the continued commitment by the Pentagon to autonomous, unmanned systems. We believe that the Company is well-positioned to address the DoD’s requirements if it decides to move forward in procuring numbers of unmanned combat tactical drone systems, which may include drone systems currently under contract, in development, or flying by Kratos, and/or other future systems.

We believe that our internally funded, developed and owned intellectual property allows us to rapidly provide relevant jet powered, unmanned aircraft, designed to fly in A2/AD environments and with performance capabilities equal to or greater than fourth generation manned jet fighter aircraft, at an affordable cost. Kratos’ tactical UAS provide force multiplication and augmentation for manned high-performance fighter aircraft. We believe that there are very few high-performance UAS that are affordable and as advanced as our systems and technologies addressing the A2/AD environment, which the DoD has identified as a gap in U.S. capabilities and an area in need. As such, consistent with the needs and requirements of the U.S. and allied militaries, we believe that our first to market position and leadership in these types of high-performance unmanned aircraft, including having a family of multiple UCAS flying today, and having active manufacturing facilities currently producing this class of UCAS, provides us with a potential market opportunity of these types of low-cost, high-performance systems. The DoD has stated that they intend to field a family of new next generation drone aircraft, including Collaborative Combat Aircraft (“CCA”s) or UCAVs, including those that can successfully be force multipliers to manned aircraft and perform their mission in highly contested, A2/AD environments. Kratos believes that a “family” of such UCAVs required by the DoD will include disposable, expendable, attritable and exquisite types. Kratos has four drones that are flying today in the disposable, reusable and attritable class that we can publicly disclose, i.e., Tactical Firejet, Mako, Gremlins and Valkyrie.

Kratos is also an industry leader in ground-based command, control and communications systems (“C3”), Telemetry Tracking and Control (“TT&C”) and other systems for satellites, and a leader in related radio frequency interference identification, geolocation and mitigation, or Space Domain Awareness. Our primary customers include the U.S. Air Force, Space Command and other agencies, and commercial customers, enterprises and entities. Our OpenSpace™ products and technology is a new approach to enable dynamic ground system operations by turning hardware to software that can react rapidly, dynamically and affordably to changing conditions in the satellite industry, including satellites with spot beams and software defined payloads.

Kratos is also an industry leader in rocket systems, ballistic missile targets, suborbital vehicles, sounding rockets and hypersonic systems. Kratos is the recognized affordable, industry leader in each of these areas, where Kratos systems, products and technology have disrupted the traditional market dynamics, including recent important new program and contract awards in the hypersonic areas with the Multi-Service Advanced Capability Hypersonics Test Bed (the “MACH TB”) and Mayhem Hypersonic System (“Mayhem”) programs. Kratos is currently working on two new, internally funded hypersonic related initiatives, Zeus and Erinyes, which if successful, we believe will also significantly disrupt their respective market areas.

Our microwave electronics business products have designed-in positions on critical combat system programs, including Barak, Gripen, Iron Dome, Sling of David, F-15, F-16, Arrow and other C5ISR programs, including space and satellite programs and certain classified programs.

Our advanced capabilities in the training systems and solutions market, including mixed, virtual and synthetic reality technology for aircraft, combat and other vehicles, have allowed us to successfully remain at the forefront of defense industry readiness initiatives.

We believe our strategy of internally funding the research and development of many of our systems, products, solutions and capabilities will continue to enable Kratos to “be first to market” and advance our position in high growth markets, such as high performance UCAVs, satellite communications, turbine and engine technologies, hypersonic systems, ballistic missile targets and microwave electronics, and allow us to grow, over the long-term, at a rate greater than that of the industry.

Diverse base of key contracts with low concentration. Kratos leading technology, products and systems, which are focused on many of the highest priority National Security areas allows us the opportunity to bid on and pursue a large number of contract and program opportunities as the lead or prime contractor, while also providing Kratos the opportunity to partner or team on additional large opportunities, better positioning our company for success. Many of our contracts are single-award and/or sole source in nature, where we or our team are the only awardee by the customer. In certain cases, our ability to obtain single award and/or sole source contracts is due to our intellectual property, proprietary products, historical performance qualifications, relative experience, affordability or Kratos already having demonstrated a first to market working system.

We have a highly diverse base of customers and contracts with no contract representing more than 6% of 2022 revenue. Our fixed-price contracts, the majority of which are production contracts, represent approximately 71% of our 2022 revenue. Our cost-plus-fee contracts and time and materials contracts represent approximately 24% and 5%, respectively, of our 2022 revenue. We believe our diverse base of key contracts and low reliance on any one contract provides us with a stable, balanced revenue stream.

Representative recent major contract awards for Kratos include a $15.5 million contract from the U.S. Navy/Marine Corps to procure two XQ-58A Valkyrie drones, an initial $30 million in funding on a potential $250 million C5ISR program, a subcontract for Mach-TB and a Mayhem program award from our prime partner Dynetics, a $49.5 million contract announced by the Navy in January 2023 for the production and delivery of 55 full rate production Lot 4 BQM-177A surface launched aerial targets and related equipment, and a $54 million task order from the AFRL Turbine Engine Division (AFRL/RQT) to develop a low cost, limited life engine for attritable and expendable systems. Additionally, the Company’s OpenSpace™ Platform was selected by global satellite system operator Intelsat as a key component to unify the operations of its ground and space systems in its next generation network. We also received an approximate $160 million contract award from our partner Blue Halo for the SCAR program and a contract award to deliver an advanced spectrum monitoring system for OneWeb to monitor, analyze and review its fleet of Low Earth Orbit constellations.
Significant cash flow visibility driven by stable backlog. As of December 25, 2022 and December 26, 2021, our total backlog (see Backlog below) was approximately $1,112.4 million and $953.9 million respectively, of which approximately $721.4 million was funded in 2022 and $653.7 million was funded in 2021. The majority of our sales are from awards issued under long-term contracts, typically three to five years in duration. Our contract backlog provides visibility into stable future revenue and cash flow over a diverse set of contracts. Importantly, a number of our systems and products are designed-in and support long term, multi-year/multi-decade programs, which provides significant operational and financial visibility to our Company.
Highly skilled employees and an experienced management team. We deliver our systems, products and services through a skilled and primarily engineering and technically oriented workforce of approximately 3,600 employees. Our senior managers have significant experience with technology companies, commercial enterprises, U.S. Government agencies, the U.S. military, U.S. Government contractors and other relevant entities. A significant number of Kratos employees hold National Security clearances. Members of our management team have experience growing commercial, technology and national security focused businesses both organically and through acquisitions and delivering significant value to investors, shareholders and stakeholders. We believe that the cumulative experience and differentiated expertise of our personnel in our core focus areas, coupled with our sizable and technically oriented employee base, allow us to qualify for and bid on larger programs and contracts in a prime contracting role.

Our Strategy
Our strategy is to be a leading technology, systems and products provider to the Defense, National Security and commercial markets, and to disrupt our relevant market focus areas, by being first to market with internally funded and developed, relevant offerings at an affordable cost. In executing our strategy, Kratos primarily utilizes proven technology, which we modify, adopt, change, integrate and apply to address market opportunities that we identify jointly with our customers. This approach allows us to rapidly develop and field relevant offerings, while reducing technical, schedule and financial risk. At Kratos affordability is a technology, which we believe is a critical element of the successful execution of our strategy. Additionally, whenever there is a defense/security/commercial “dual use” opportunity for our technology, products and systems, we lever off of this opportunity with increased efficiencies and further reduced cost opportunity via increased quantities provided to dual or multiple markets.

Internal Growth
We are focused on generating internal growth by capitalizing on our ability to rapidly develop, demonstrate and field leading technology systems and products at an affordable cost and by being “first to market” with our offerings. We make targeted discretionary investments in mission critical DoD, National Security and commercial opportunity priority areas. These areas include unmanned systems, space and satellite communications, cybersecurity, microwave electronics, hypersonic and rocket systems, missile defense, turbine technologies, and training systems, which we believe have the highest potential for growth, based on the National Defense Strategy and recent funding requests. In certain areas, Kratos will retain important intellectual property as a result of the internally funded investments we have made. Additionally, due to Kratos’ unique technology, product and potential intellectual property positions, including in the space, satellite, UAS, propulsion, engine, turbine, rocket, hypersonic and other areas, we are routinely approached to partner or team on large, new program and contract opportunities, where Kratos offerings are an important competitive differentiator. A key aspect of Kratos’ internal growth philosophy is also that “it is better to have a large part of something, than all of nothing”, which is directly relevant to our teaming and partnership approach and strategy.

Expand technology product, solution and service offerings provided to existing customers. We are focused on expanding the technology, products, systems and solutions we provide to our current customers by making targeted internally funded investments in our core focus areas, by leveraging our strong relationships, technical capabilities, intellectual property and past performance qualifications and by offering a wider range of comprehensive low-cost technology leading and proven products and solutions. In regard to areas of specialization, our product and solution offerings include the manufacturing of specialized defense electronics; integrated technology and software solutions for satellite command, control and communications; specialized high performance UCAV and drone aircraft for tactical and threat representation target purposes; Unmanned Ground Systems (“UGS”); Unmanned Seaborne Systems; engine and propulsion systems; and rocket, ballistic missile target and hypersonic systems. We believe our understanding of customer needs, missions, requirements and processes, and our ability to rapidly deliver low cost, technology leading systems, products and solutions, position us well for success in the current National Security environment.

Capitalize on current contract base. We are pursuing new program and contract opportunities and awards as we build the business with our expanding technology base, intellectual property ownership, contract portfolio, and product, solution and service offerings. We are also aggressively pursuing several National Security priority areas, including high performance UADS, satellite communications command, control, communication and signal monitoring products, microwave electronics for missiles, radars, electronic warfare and communications, cybersecurity solutions, propulsion and engine systems, specialized training systems, autonomy and artificial intelligence systems, robotics, directed energy systems, hypersonic systems and next generation ballistic missile targets. We are also assessing new tactical program areas and platforms to pursue that are consistent with our core capabilities, technology and intellectual property. These current and existing programs, contracts, customers and related offerings provide Kratos important past performance qualifications and experience, positioning us to credibly pursue new opportunities.

Expand customer and contract base. We are focused on expanding our customer base into areas with significant growth opportunities as indicated by the FY 2023 spending bill and the 2022 National Defense Strategy documents, by leveraging our technology, intellectual property, proprietary products, capabilities, industry reputation, long-term customer relationships and diverse contract base. We also believe that our ability to rapidly develop, demonstrate and field high technology systems and products at an affordable cost is a clear competitive differentiator for our Company. We anticipate that this overall expansion in our capabilities will enable us both to pursue larger program opportunities, higher value work and to further diversify our revenue base across additional U.S. Government, international and commercial customers.

Improve operating margins. We believe that we have opportunities to increase our operating margins and improve profitability in the future as we transition from certain development programs, which typically generate inherently lower margins, to production programs, which typically generate higher margins, and by leveraging our corporate infrastructure investments as our business and revenues increase. We are proactively focused on continuously improving efficiencies, reducing costs, and concentrating our efforts on operational excellence.

Invest in strategic growth areas. Over the past several years, we have made significant internally funded investments in strategic growth areas, including unmanned tactical aircraft drone systems, space and satellite communication systems, rocket engines and hypersonic systems, turbine and other engine technologies. Specifically, we have increased internally funded research and development, capital expenditures, including for drone aircraft, non-recurring engineering expenditures, and infrastructure investments, including executive management, bid, proposal and new business capture, pursuit and related expenses. We have made these investments with the intention of developing, demonstrating, fielding, bringing to production and being first to market with high performance jet powered unmanned aerial combat systems and next generation, virtualized space and satellite communication systems, rocket and hypersonic systems and turbine and other engine technologies. These internally funded investments typically allow us to retain the intellectual property rights, design and data packages for these platforms and systems, including to ultimately secure sole source technology or production positions in these strategic growth areas. Specifically, since 2012, we have invested over $200 million in our UAS business and since 2019, approximately $139 million in our Space, Satellite and Cyber business, and made investments in rocket and hypersonic systems, and engine and turbine technology areas, through internally funded research, development, contract design retrofit costs, contract design costs for new platforms, software design and development, non-recurring engineering costs and capital expenditures related to these strategic growth areas.

•    We invested in internally funded research, development and capital expenditures to build our own UTAP-22 (Mako) UAS from 2012 to 2015, and demonstrated the capabilities of the UTAP-22 Mako in a flight demonstration in the fall of 2015 where Kratos Mako drones flew as an unmanned wingman to manned tactical fighter jet aircraft. As a result of these successful flights and capabilities demonstrations, we were awarded an initial $12.6 million prime contract from the DIUx for sensor integration and flight demonstration of our UTAP-22 Mako unmanned aerial system the following year. Under this effort, we integrated certain sensors into our UTAP-22 Mako and participated in a large, complex flight exercise in 2017. As a result of our development and demonstration of the Mako, we have been awarded several tactical and developmental awards, including an initial $17.6 million contract award in October 2019 for jet drone research, development and initial production efforts, with the scope of work and related funds under this program expected to increase as execution and performance milestones are successfully achieved. Kratos Mako in 2021 also participated in the USAF Skyborg Vanguard Program (see below), which in 2022 began transitioning to USAF CCA related programs.

•We received a $40.8 million single award, cost-share contract from the AFRL for the LCASD. Under the LCASD contract award, we designed, developed, delivered, demonstrated and tested a technical baseline for a high-speed long-range, low-cost limited life-strike UAS. For our investment, we retained hard (including two LCASD aircraft) and other assets, and important intellectual property, software, data, platform and system rights, which we believe will be critically important and valuable over the expected long-term life of this platform, including with respect to future production opportunities. During 2019, the Company announced that the Kratos/AFRL team successfully completed three flights for the Valkyrie, or the XQ-58A. In January 2020, the Company completed its fourth demonstration flight, including the successful deployment of its parachutes, and landed normally, validating the design changes incorporated from previous flights. In March 2021, the Kratos/AFRL team successfully completed the XQ-58A Valkyrie’s sixth test/demonstration flight and first release from its internal weapons bay.

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
•In August 2021, Kratos announced that it remains committed to be ready for a 2023 Skyborg Vanguard Program of Record, echoing the commitment expressed by the U.S. Air Force in its August 16, 2021 update on the Skyborg program. Skyborg is an autonomy-focused capability developed to enable the Air Force to operate and sustain low-cost, teamed aircraft that can thwart adversaries with quick, decisive actions in contested environments. The program aims to enable airborne combat mass by building a transferable autonomy foundation for a family of layered, unmanned air vehicles. In July 2022, Kratos and the U.S. Air Force announced the completion of a successful series of flights with two production XQ-58A Valkyrie aircraft for the Skyborg Program. Kratos Mako has also successfully flown and performed under the Skyborg program.

•In December 2022, we were awarded a $15.5 million contract from the U.S. Navy/Marine Corps to procure two XQ-58A Valkyrie drones to provide the amphibious force options for new strike, intelligence gathering, and electronic warfare capabilities as well as a “mothership” for small drones.
•The Strategic, Development, Planning and Experimentation and 40th Flight Test Squadron Autonomous Aircraft Experimentation Team at Eglin Air Force Base recently announced that it conducted an operational experimentation test flight of the XQ-58A Valkyrie in December 2022.
•Since 2019, we have invested approximately $139 million in Kratos’ Space, Satellite and Cyber business through internally funded research and development, software design and development and capital expenditures, primarily related to our next generation, software based, virtualized satellite C3, TT&C and other ground based OpenSpace™ communications systems, which we released “first to market” in 2021. In 2022, we received an approximate $160 million potential contract award from Blue Halo and a significant contract award from Intelsat as a result of Kratos OpenSpace™ products and technology.

Capitalize on corporate infrastructure investments. In recent periods, we have made significant investments in our senior and technical management and corporate infrastructure related to cybersecurity threats to our Company, increased and changing regulations we are subject to, and the changing National Security industry environment. These investments also included hiring senior executives with significant experience in the National Security and technology industries, hiring firms to support us on Capitol Hill, Congressionally and with our customers, strengthening our internal controls over financial reporting and accounting staff in support of increasing public company reporting requirements, expanding our infrastructure in response to increases in cybersecurity protection and related regulatory requirements, including the DoD’s Cybersecurity Maturity Model Certification (“CMMC”) requirement for all federal contractors, and expanding our backlog and bid and proposal pipeline resources. We have also made significant investments in secure facilities to enable us to bid on, successfully receive and execute on classified programs and opportunities. As a result of these and other investments, we expect to be allocating additional resources in our pursuit of new, larger and highly technical prime contract opportunities. We believe our management experience, technical capabilities, manufacturing, production and corporate infrastructure can support a company with a much larger revenue base than we currently have. Accordingly, we believe that, to the extent our revenue grows, we will be able to leverage this infrastructure base and increase our operating margins.

Customers
A representative list of government customers in our KGS and US segments during 2022 included the U.S. Air Force, U.S. Army, U.S. Navy, U.S. Marines, Missile Defense Agency, Space Command, NASA, the AFRL, foreign military sales (“FMS”), the U.S. Southern Command, STRATCOM, the SCO, DIU or DIUx, the Rapid Capabilities Offices, the U.S. intelligence community, DARPA and certain confidential customers. A representative list of non-government customers during 2022 included tier one, large U.S. Government contractors and system integrators such as Northrop Grumman, Lockheed Martin, General Dynamics, Raytheon Technologies, BAE Systems, L3Harris, and Boeing, as well as Intelsat, Blue Halo, Microsoft, Amazon, Siemens, Rolls Royce and others.

Revenue from the U.S. Government (which includes FMS) includes revenue from contracts for which we are the prime contractor as well as those for which we are a subcontractor and the ultimate customer is the U.S. Government. Revenues from U.S. Government agency customers in aggregate accounted for approximately 69%, 70% and 73% of total revenues in 2022, 2021, and 2020, respectively.

Backlog

Effective January 1, 2018, we adopted the requirements of Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), utilizing the modified retrospective method as discussed in Note 1 of the Notes to Consolidated Financial Statements contained within this Annual Report. Since our adoption of ASC 606, revenues from remaining performance obligations, also referred to as total backlog, are now calculated as the dollar value of our remaining performance obligations on executed contracts. As of December 25, 2022 and December 26, 2021, our backlog was approximately $1,112.4 million and $953.9 million, respectively, of which $721.4 million was funded in 2022 and $653.7 million was funded in 2021. We expect to recognize approximately 56.0% of the remaining total backlog as revenue in 2023, an additional 13.0% in 2024 and the balance thereafter.

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

Cybersecurity
In the normal course of business, we may collect and store personal information and certain sensitive Company information, including proprietary and confidential business information, trade secrets, intellectual property, sensitive third-party information and employee information. To protect this information, our existing cybersecurity policies require monitoring and detection programs, network security measures, encryption of critical data, and security assessment of vendors. We maintain various protections designed to safeguard against cyberattacks, including firewalls and virus detection software. We have established and test our disaster recovery plan and we protect against business interruption by backing up our major systems. In addition, we periodically scan our environment for any vulnerabilities, perform penetration testing and engage third parties to assess effectiveness of our data security practices. A third party security consultant conducts regular network security reviews, scans and audits. In addition, we maintain insurance that includes cybersecurity coverage.

Our cybersecurity program incorporates industry-standard frameworks, policies and practices designed to protect the privacy and security of our sensitive information. Our cybersecurity team reports to the full Board of Directors typically on an annual basis on information security and cybersecurity matters, or more frequently as needed. Certain members from our Board of Directors have cybersecurity experience.

Despite the implementation of our cybersecurity program, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information technology systems could have significant consequences to the business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. See “Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our information technology systems.

Human Capital Management
As of December 25, 2022, we had a work force of approximately 3,600 full-time, part-time and on-call employees in approximately 13 countries. Our employees are our greatest asset, and the ability to recruit, retain, fairly compensate, and develop our workforce is critical to Kratos’ success.

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

Competition
Our market is competitive and includes a number of companies in the U.S. defense, National Security and commercial markets and industries. Most of the companies that we compete against have significantly greater financial, technical, marketing and other resources and generate greater revenues than we do. Competition in the KGS and US segments include tier one, large U.S. Government contractors and system integrators such as Northrop Grumman, Lockheed Martin, General Dynamics, Raytheon Technologies, BAE Systems, L3Harris, General Atomics, and Boeing. While we view other government contractors as competitors, we also routinely team with these same companies in joint proposals or in the delivery of our products, solutions and services for customers. Tier two competitors include smaller government contractors such as Mercury Systems, Qinetiq, Cobham, Aerojet Rocketdyne, CACI, Peraton, Linquest, Viasat and AAR Corp. Intense competition and long operating cycles are key characteristics of our business within the defense industry. It is also common in the defense industry for work on major programs to be shared among a number of companies. A company competing to be a prime contractor or subcontractor on an award may, upon final award of the contract to another competitor, become a subcontractor for the final prime contractor. It is not unusual to compete for a contract award with a peer company and simultaneously perform as a supplier to or be a customer of that same competitor on other contracts, or vice versa. The nature of major defense programs, conducted under binding contracts, allows companies that perform well to benefit from a level of program continuity not frequently found in other industries.

We believe that the principal competitive factors in our ability to win new business include our ability as a technology company to address the defense, national security and commercial markets, our belief that affordability is a technology, our focus on making internally funded investments, and our ability to rapidly develop and produce actual working products and systems and our strategy of being first to market with relevant systems, products and technology focused on priority DoD requirements and funding areas. Also important is our past performance qualifications, customer relationships, domain and technology expertise, the ability to obtain and replace contract vehicles, the ability to deliver results within budget (time and cost), reputation, accountability, staffing flexibility, and project management expertise. Additionally, our ability to deliver cost effective systems, products, solutions and services that meet our customers’ requirements is also a key differentiator.

In the U.S. defense, IT, and services markets, the U.S. Government has stressed competition and affordability or low cost in connection with its future procurement of products and services. This has led to fewer sole source awards, as well as more emphasis on cost competitiveness, with contract awards issued on a Low Price Technically Acceptable (“LPTA”) basis rather than a best value basis, which has negatively impacted certain areas of our Defense and Rocket Support Services (“DRSS”) business in our KGS segment and in our training services business. In addition, competitor bid protests have become more prevalent in the current competitive environment, resulting in further delay of contract procurement activity. As a result of these changing market dynamics, Kratos has made the strategic decision to deemphasize these types of services businesses, and to focus our financial and other resources on our products, systems and technology focused business areas, making internally funded investments in our related core competency and market focus business areas, developing and owning important intellectual property and being first to market with our offerings.

Research and Development
    We believe that our future success depends upon our ability to continue to rapidly develop new products and services, and enhancements to and applications for our existing products and services, to be delivered at an affordable cost. Our research and development expenses were $38.6 million, $35.2 million and $27.0 million in 2022, 2021, and 2020, respectively. We intend to continue our focus on research and development as a key strategy for growth, which will focus on investments in those fields that we believe will offer the greatest opportunity for growth and profitability. Our current primary internal research and development (“IR&D”) focus areas include satellite communications and signal monitoring, unmanned systems, electronic products, turbine technologies, rocket, hypersonic and other systems.
Intellectual Property
We believe that our continued success depends in large part on our proprietary technology, the intellectual skills of our employees and the ability of our employees to continue to innovate. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights.
As of December 25, 2022, we held a number of U.S. and foreign patents. Patents applicable to specific products extend for varying periods according to the date of patent application filing or patent grant and the legal term of patents in the various countries where patent protection is obtained. We do not consider our business to be materially dependent upon any individual patent, and we do not believe that our business would be materially affected by the expiration of any particular intellectual property right. We will continue to file and pursue patent applications when and where appropriate to attempt to protect our rights in our proprietary technologies. We also encourage our employees to continue to invent and develop new technologies so as to maintain our competitiveness in the marketplace.

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
In addition, we are subject to industry-specific regulations due to the nature of the products and services we provide. For example, certain aspects of our business are subject to further regulation by additional U.S. government authorities, including (i) the Federal Aviation Administration, which regulates airspace for all air vehicles in the U.S. National Airspace System, (ii) the National Telecommunications and Information Administration and the Federal Communications Commission, which regulate the wireless communications upon which our UAS depend in the United States and (iii) the Defense Trade Controls of the U.S. Department of State that administers the International Traffic in Arms Regulations, which regulate the export of controlled technical data, defense articles and defense services.
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
•Significant adverse changes in inflation and prices in the future could result in material losses.

Risks Related to our International Operations
•Revenues derived from our international business could be subject to global economic downturn and hardship.
•Our international business exposes us to additional risks, including the possibility of war and terrorist events which could impact our international operations such as Microwave Electronics, which is headquartered in Israel.
•Our international businesses expose us to foreign currency impacts.

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
    In fiscal 2022, 2021 and 2020, we generated 69%, 70% and 73%, respectively, of our total revenues from contracts with the U.S. Government (including all branches of the U.S. military and FMS), either as a prime contractor or a subcontractor. We expect to continue to derive most of our revenues from work performed under U.S. Government contracts. See the Industry Update section in Item 1 “Business” contained within this Annual Report for a discussion of the current budgetary and funding constraints on U.S. Government spending and legislation enacted to reduce the U.S. federal deficit. As a result, we have experienced and expect to continue to experience reduced or delayed awards on some of our programs, with a related negative impact to our revenues, earnings and cash flows. Competitor bid protests also have become more prevalent in the current competitive environment, which has led to further contract award delays. In addition, any future changes to the fiscal policies of the U.S. Government and foreign governmental entities may decrease overall government funding for defense and homeland security, result in delays in the procurement of our products and services due to lack of funding, cause the U.S. Government and government agencies to reduce their purchases under existing contracts, or cause them to exercise their rights to terminate contracts at-will or to abstain from exercising options to renew contracts, any of which would have an adverse effect on our business, financial condition, results of operations and/or cash flows.
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
    The budget environment, including budget caps mandated by the Budget Control Act of 2011 (the “BCA”) for fiscal years 2021 and 2022, and uncertainty surrounding the debt ceiling and the appropriations process, remain significant short and long-term risks. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the current administration and Congress, what challenges budget reductions (required by the BCA and otherwise) will present for the defense industry and whether annual appropriations bills for all agencies will be enacted in a timely manner. If annual appropriations bills are not timely enacted, the U.S. Government may again operate under a continuing resolution, restricting new contract or program starts, presenting resource allocation challenges and placing limitations on some planned program budgets, and we may face another government shutdown of unknown duration. If a prolonged government shutdown of the DoD were to occur, it could result in program cancellations, disruptions and/or stop work orders and could limit the U.S. Government’s ability to effectively progress programs and to make timely payments, and our ability to perform on our U.S. Government contracts and successfully compete for new work.
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
We are dependent on a small number of customers for certain large programs that represent a large portion of our revenues. A significant decrease in the sales to or loss of any of these programs or our major customers would have a material adverse effect on our business and results of operations. In fiscal 2022 and 2021, the U.S. Air Force accounted for 25.3% and 26.7% respectively, of our total revenues and the U.S. Navy accounted for 14.2% and 13.9%, respectively, of our total revenues. No assurance can be given that our customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations. We believe that the USAF BQM-167, USN BQM-177, and the GBSD (also known as Sentinel) programs could be a large portion of our future revenues in the coming years, and the loss or cancellation of any of these programs could adversely affect our future results. Further, new programs may yield lower margins than legacy programs, which could result in an overall reduction in gross margins.
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
In addition, certain raw materials and components used in the manufacture of our products and in our development programs are periodically subject to supply shortages, and our business is subject to the risk of price increases and periodic delays in delivery. Particularly, the market for electronic components is experiencing increased demand and a global shortage of semiconductors, creating substantial uncertainty regarding our suppliers’ continued production of key components for our products, and the supply for certain raw materials such as aluminum and resins and the availability for milling activities is experiencing shortages and delays which is impacting our C5ISR business. If we are unable to procure, or experience significant delays in subcontractor or supplier deliveries of, needed materials, components, intellectual property or parts; if our subcontractors or suppliers do not comply with all applicable laws and regulations; if the certifications we receive from them are inaccurate; or if what we receive is counterfeit or otherwise improper, it could have a material adverse effect on our financial position, results of operations and/or cash flows.

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

Many of our competitors have greater financial, technical, marketing and public relations resources, larger customer bases and greater brand or name recognition than we do. Such competitors may be able to utilize their substantially greater resources and economies of scale to, among other things:

•divert sales from us by winning very large scale government contracts, a risk that is enhanced by the recent trend in government procurement practices to bundle services into larger contracts and the recent trend of making award determinations on a LPTA basis;
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
We believe that, in order to remain competitive in the future, we will need to continue to invest significant financial resources to develop new offerings and technologies or to adapt or modify our existing offerings and technologies, including through IR&D, acquisitions and joint ventures or other teaming arrangements. These expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures will ultimately lead to the timely development of new offerings and technologies or identification of and expansion into new markets. Due to the design complexity of our products, we may, in the future, experience delays in completing the development and introduction of new products. Any delays could result in increased costs of development or deflect resources from other projects. In addition, there can be no assurance that the market for our products will develop or continue to expand or that we will be successful in newly identified markets as we currently anticipate. The failure of our technology to gain market acceptance could significantly reduce our revenues and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing technologies that gain market acceptance in advance of our products.

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

For the fiscal year ended December 25, 2022, our US segment accounted for 24.7% of our total revenue. We cannot accurately predict the future growth rate or size of this market. Demand for our products may not increase, or may decrease, either generally or in specific markets, for particular types of products or during particular time periods. There are only a limited number of programs under which the U.S. military, our primary customer, is currently funding the development or purchase of our UAS and UGS products. Although we are seeking to expand our US customer base to include foreign governments, domestic non-military agencies and commercial customers, we cannot assure that our efforts will be successful. The expansion of the UAS and UGS markets in general, and the market for our products in particular, depends on a number of factors, including the following:

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

Significant fluctuations in our operating results for a particular quarter could cause us to fall out of compliance with the financial covenants related to our debt, which if not waived, could restrict our access to capital and cause us to take extreme measures to pay down the debt, if any, under our new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A (collectively, the “New Credit Facility”). In addition, fluctuations in our financial results could cause our stock price to decline. See the risks and uncertainties related to our ability to raise additional capital below in “We may need additional capital to fund the growth of our business, and financing may not be available on favorable terms or at all.”

Our margins and operating results may suffer if we experience unfavorable changes in the proportion of cost-plus-fee or fixed‑price contracts in our total contract mix.

Although fixed-price contracts entail a greater risk of a reduced profit or financial loss on a contract compared to other types of contracts we enter into, fixed-price contracts typically provide higher profit opportunities because we may be able to benefit from cost savings and operating efficiencies. In contrast, cost-plus-fee contracts are subject to statutory limits on profit margins and generally are the least profitable of our contract types. Our U.S. Government customers typically determine what type of contract we enter into. Cost-plus-fee and fixed-price contracts in our federal business accounted for approximately 35% and 61%, respectively, of our federal business revenues for the year ended December 25, 2022. To the extent that we enter into more cost-plus-fee or less fixed-price contracts in proportion to our total contract mix in the future, our margins and operating results may suffer. Our operating results may also suffer to the extent we have a contract mix that is focused on developmental projects, which are typically at lower profit margins as compared to margins on production projects.

Cost overruns on our contracts could subject us to losses, decrease our operating margins and adversely affect our future business.

Fixed-price contracts (including both government and commercial contracts) represented approximately 71% of our revenue for the fiscal year ended December 25, 2022. If we fail to anticipate technical problems, estimate costs accurately or control costs during our performance of fixed-price contracts, then we may incur losses on these contracts because we absorb any costs in excess of the fixed price. In addition, under fixed-price contracts, we are required to absorb any unanticipated costs resulting from inflation, including increases in costs of materials and labor workforce. Under cost-plus-fee contracts, if costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, then we may not be able to obtain reimbursement for all such costs. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Because many of our contracts involve advanced designs and innovative technologies, we may experience unforeseen technological difficulties and cost overruns. Under each type of contract, if we are unable to control the costs we incur in performing under the contract, then our financial condition and results of operations could be materially adversely affected. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.

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

We maintain a variety of parts and components in inventory to allow us to customize our products for specific customer requirements, which parts are subject to obsolescence and expiration. Due to the long-lead time for obtaining certain product components and the manufacturing cycles, we need to make forecasts of demand and commit significant resources towards manufacturing our products. As such, we are subject to significant risks in managing the inventory needs of our business during the year, including estimating the appropriate demand for our products. In addition, as a result of recent disruptions in supply chain for certain materials and parts, we have been making advanced inventory purchases in an attempt to mitigate the impact of these disruptions, which has resulted in an increase in inventory levels and has required use of our working capital. Should orders and market conditions differ significantly from our estimates, our future results of operations could be materially adversely affected. In the future, we may be required to record write-downs of finished products and materials on-hand and/or additional charges for excess purchase commitments as a result of future changes in our sales forecasts or customer orders, which could have a negative impact on our business, financial condition, and results of operations.

We have incurred and may continue to incur goodwill impairment charges in our reporting entities, which could harm our profitability.
As of December 25, 2022, goodwill represented approximately 36% of our total assets. We test for impairment annually. If impairment testing indicates that the carrying value of a reporting unit exceeds its fair value, the goodwill of the reporting unit is deemed impaired. Accordingly, an impairment charge would be recognized for that reporting unit in the period identified.
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

Given the current market conditions and continued economic uncertainty in the U.S. defense industry, including sequestration and issues surrounding the national debt ceiling and COVID-19 related and inflationary impacts to certain of our businesses, our future revenues, profits and cash flows could be substantially lower than our current projections. Market conditions, including increased price competitiveness specifically in the government services space, and procurements awarded on an LPTA rather than a best value basis, can significantly impact our projections. In addition, our ability to penetrate new international markets could also impact our current projections. Additional market factors could impact our projections and our ability to successfully develop new products and platforms. For example, our US reporting unit forecasts include the successful completion of certain performance criteria on new unmanned systems platforms, and acceptance of new unmanned systems platforms on a technical basis as well as from a political and government budgetary standpoint, including the assumption that products we have developed or will develop will become programs of record. In addition, market-based inputs to the calculations in the impairment test, such as weighted average cost of capital, and market multiples, could also be negatively impacted. Such circumstances may result in the future deterioration of the fair value of our reporting units and an impairment of our goodwill. Due to continual changes in market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be impaired in future periods. Any resulting impairment loss could harm our profitability and financial condition.

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

Federal and state income tax laws impose restrictions on the utilization of net operating loss (“NOL”) and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 of the Internal Revenue Code of 1986, as amended. We believe we underwent an ownership change in March 2010 that limited the Company’s federal annual utilization of NOL carryforwards. If the entire limitation amount is not utilized in a year, the excess can be carried forward and utilized in future years. For the year ended December 25, 2022, there was no impact of such limitations on the income tax provision since the amount of taxable income did not exceed the cumulative annual limitation amount. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOL or other tax attributes may be further limited.

In the fourth quarter of 2020, the Company determined, based upon generation of positive income in the past several years resulting in a cumulative income position, and based upon forecasted future taxable income taking into consideration expected future permanent and temporary tax differences, that a significant portion (approximately $80.1 million) of the valuation allowance against the carrying value of its deferred tax assets was no longer necessary. Given the current market conditions and continued economic uncertainty in the U.S. defense industry, including sequestration and issues surrounding the national debt ceiling and COVID-19 related impacts to certain of our businesses, including disruptions in supply chain and inflationary impacts, our future revenues, profits, cash flows, and taxable income could be substantially lower than our current projections. Market conditions, including increased price competitiveness specifically in the government services space, and procurements awarded on an LPTA rather than a best value basis, can significantly impact our projections. In addition, our ability to penetrate new international markets could also impact our current projections. Additional market factors could impact our projections and our ability to successfully develop new products and platforms. For example, our US reporting unit forecasts include the successful completion of certain performance criteria on new unmanned systems platforms, and acceptance of new unmanned systems platforms on a technical basis as well as from a political and government budgetary standpoint. In addition, reforms or changes to current tax regulations could impact the future utilization of our NOLs. Such circumstances may result in the expiration of our NOLs before we are able to utilize them, which could result in a requirement to record valuation allowances. Due to continual changes in market and general business conditions, we cannot predict whether, and to what extent, a valuation allowance may be required in future periods. As a result of certain of these factors which impacted our operating results in 2022, the Company determined that a portion of the valuation allowance related to certain state NOL carryforwards and federal research and development credits was required to be recorded of approximately $5.6 million. Any future resulting valuation allowances on our NOL carryforwards that are required to be recorded in future periods could adversely impact our profitability and financial condition.

We expect to incur substantial research and development costs and devote significant resources to identifying and developing new products and services, which could significantly reduce our profitability and may never result in revenue to us.
    Our future growth depends on penetrating new markets, adapting existing products to new applications, and introducing new products and services that achieve market acceptance. We plan to incur substantial research and development costs as part of our efforts to design, develop and commercialize new products and services and enhance existing products. We spent $38.6 million, or 4.3% of our revenue, in our fiscal year ended December 25, 2022 on internally funded research and development activities. We believe that there are significant investment opportunities in a number of business areas. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the future. Further, our research and development programs may not produce successful results, and our new products and services may not achieve market acceptance, create additional revenue or become profitable, which could materially harm our business, prospects, financial results and liquidity.
Risks Related to Our Operations

Our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the outbreak of COVID-19.

The COVID-19 pandemic continues to impact worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, suppliers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. The COVID-19 pandemic and subsequent mitigation measures have also had an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition. The extent to which the COVID-19 pandemic, or any other outbreak of an epidemic disease, impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

We are a company operating in a “critical infrastructure industry”, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we have continued to operate our business, including our international operations. Notwithstanding our continued operations, COVID-19 has had negative impacts on certain of our operations, including employee absenteeism, our supply chain, vendors, transportation networks and customers, which have reduced certain of our sales and our margins, including as a result of preventative and precautionary measures that we, our suppliers, other businesses and governments are taking. The COVID-19 outbreak is a widespread public health crisis that is adversely affecting the economies and financial markets globally. Any resulting economic downturn could adversely affect demand for our products. The progression of this matter could also negatively impact our business or results of operations through the temporary or extended closure of our operating locations or those of our customers or suppliers. Despite progress in vaccination efforts, global economic activity remains uncertain and cannot be predicted with confidence.

Since the end of our first quarter of 2020, COVID-19 has had an impact our customers, markets and operations, including supply chain disruptions, delays of certain supplier deliveries, difficulties gaining access to certain locations, difficulties gaining access to customers, and decreased demand requirements of certain of our commercial aero, power and satcom customers. Importantly, COVID-19 customer and contractor-related travel and social distancing restrictions delayed a number of our target drone, tactical drone and rocket system programs, missions and exercises. The extent to which COVID-19 may further impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. The impact to our commercial aero and power customers has improved in the most recent year, and we currently do not expect this matter to have a material impact on our results of operations, cash flows and financial position. Due to the current level of uncertainty over the economic, business and operational impacts of COVID-19, the related financial impact cannot be reasonably estimated at this time.

We may need additional capital to fund the growth of our business, and financing may not be available on favorable terms or at all.

We currently anticipate that our available capital resources, amounts available under our Credit Agreement (as defined below in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “New Credit Facility”) and operating cash flow will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, these resources may not be sufficient to fund the long-term growth of our business, especially in the event that we are awarded future multiple sizable production awards related to our tactical drone programs which require significant amounts of working capital to fund such growth. If we determine that it is necessary to raise additional funds, either through an expansion or refinancing of our Credit Agreement or through public or private debt offerings or additional equity financings, additional financing may not be available on terms favorable to us, or at all. Disruptions in the capital and credit markets could adversely affect our ability to access these markets. Limitations on our ability to borrow contained in our Credit Agreement may limit our access to capital, and we could fall out of compliance with financial and other covenants contained in our Credit Agreement which, if not waived, would restrict our access to capital and could require us to pay down any then-existing debt under the Credit Agreement. Our lenders may not agree to extend additional or continuing credit under our Credit Agreement or waive restrictions on our access to capital. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of available opportunities, develop new products or otherwise respond to competitive pressures and our business, operating results or financial condition could be materially adversely affected.

Our cash may be subject to a risk of loss and we may be exposed to fluctuations in the market values of our portfolio investments and in interest rates.

Our assets include a significant amount of cash and investments. We adhere to an investment policy set by our board of directors which aims to preserve our financial assets, maintain adequate liquidity and maximize returns. We believe that our cash is held in institutions whose credit risk is minimal and that the value and liquidity of our deposits are accurately reflected in our Consolidated Financial Statements as of December 25, 2022. We currently invest the majority of our cash in institutional U.S. money market funds, institutional U.S. treasury money market funds, U.S. treasuries, and U.S. government agency securities, the performance of which are subject to additional market risks related to their respective issuers. Nearly all of our cash and bank deposits are not insured by the Federal Deposit Insurance Corporation. Therefore, our cash and any bank deposits that we now hold or may acquire in the future may be subject to risks, including the risk of loss or of reduced value or liquidity. In the future, should we determine that there is a decline in value of any of our portfolio securities which is not temporary in nature, this would result in a loss being recognized in our Consolidated Financial Statements.

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
The Pentagon, on January 31, 2020, released the official version of its unified Cybersecurity standard that all contractors must meet by 2026. This standard, the CMMC, will apply to any company that does business with the Department of Defense. CMMC will also apply to subcontractors as well as prime contractors. The DoD originally stated that it expected a roll-out of this requirement over a five-year timeline. CMMC borrows heavily from the existing NIST Cybersecurity Framework, and intends to rely heavily on a CMMC accrediting body. The DoD is currently drafting a memorandum of understanding to establish rules, roles and responsibilities between it and the accrediting body. Once up and running, companies will be able to apply for certification through a portal run by the accrediting body. The CMMC certification will be good for three years; with it, companies will be able to bid on contracts across the DoD and military services. In December 2020, the DoD disclosed the first seven contracts that are likely to be the initial test cases for the first “pathfinder” solicitations mandating CMMC. It is expected to take until 2026 to bring all contractors into compliance, since five years is the typical duration of a government contract. Contractors are required to flow the CMMC requirements down to all subcontracts except those for Commercial Off the Shelf (COTS) items. Additionally, a contractor may not award a subcontract unless the subcontractor has a current assessment in the Supplier Performance Risk System (SPRS). Because contractors only have access to their own information, contractors may need to rely on certifications from subcontractors for this requirement.

Under CMMC, contractors will no longer “self-attest” they meet a given standard. Instead, Pentagon approved third parties will assess each company, at the company’s expense. There will be no fines for non-compliance, however contractors will not be able to be awarded new contracts that require a particular level of certification without the required certification.
The DoD is currently drafting CMMC 2.0, the second iteration of the security standard developed to require the defense industrial base to certify that their networks and systems meet security standards. The final CMMC rules are expected to be completed sometime in 2023. Under the CMMC 2.0 Model announced on July 17, 2021, there will be three levels of certification, Level 1 through Level 3 (which was modified from the original five levels of certification). The new certification will not be required for existing contracts already signed, only on new contracts. CMMC 2.0 will allow for so-called plans of action and milestones, which will allow companies to document controls they are not fully implementing yet. The plans of action are required to state the means by which companies expect to reach full compliance, which are required to be completed within 180 days. Another change includes the requirement for senior company officials to self-certify and submit attestations of compliance. If there is a breach but a company certified its compliance with the security standards, a company could be open to False Claims Act lawsuits. The final change in the draft CMMC 2.0 requires cloud computing services used by the government contractor to be certified through the FedRAMP authorization process in accordance with DoD security requirements.
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

Our international business represents 19% of our total revenue for the year ended December 25, 2022, which may be impacted by changes in foreign national priorities and government budgets and may be further impacted by global economic conditions and fluctuations in foreign currency exchange rates. Continued international economic uncertainty and reductions in consumer spending may result in reductions in our revenue.

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

•the escalation or continuation of armed conflict, hostilities or economic sanctions between countries or regions, including the current conflict between Russia and Ukraine;
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
As of December 25, 2022, we had approximately $250.2 million of long-term borrowings outstanding, which is net of $1.0 million of unamortized debt issuance costs. As a result of this indebtedness, our interest payment obligations are significant, and are subject to fluctuate as the interest rate is floating with SOFR (the “Secured Overnight Financing Rate”). The degree to which we are leveraged could have adverse effects on our business, including the following:
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

Our level of long-term borrowings increases the risk that we may default on our debt obligations. We may be unable to generate sufficient cash flow to pay the interest on our debt and to make the scheduled mandatory quarterly payments. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as reducing capital expenditures, reducing internal investments in research and development efforts, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. These alternative strategies may not be affected on satisfactory terms, if at all, and they may not yield sufficient funds to make required payments on our indebtedness.
If, for any reason, we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which would allow our creditors at that time to declare certain outstanding indebtedness to be due and payable. If the amounts outstanding under any of our indebtedness were to be accelerated, our assets may not be sufficient to repay in full the money owed to the lenders or to our other debt holders.
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
Changes in our credit metrics or macroeconomic conditions may affect our liquidity, increasing borrowing costs and limiting our financing options.
Macroeconomic conditions, such as increased volatility or disruption in the credit markets, the current high levels of inflation and rising interest rates, could adversely affect our ability to refinance existing debt or obtain additional financing at terms satisfactory to us, thereby affecting our resources to support operations or to fund new initiatives. In addition, if our credit metrics decline, borrowing costs for future long-term debt or short-term credit facilities may increase and our financing options, including our access to the unsecured credit market, could be limited. We may also be subject to restrictive covenants that would reduce our flexibility.

A portion of our business is conducted through foreign subsidiaries, and the failure to generate sufficient cash flow from these subsidiaries, or otherwise repatriate or receive cash from these subsidiaries, could result in our inability to repay our indebtedness.
As of December 25, 2022, approximately 11% of our consolidated assets, based on book value, and 14% of our consolidated revenues for the year ended December 25, 2022, were held by foreign subsidiaries, which do not guarantee our indebtedness. Our ability to meet our debt service obligations with cash from foreign subsidiaries will depend upon the results of operations of these subsidiaries and may be subject to legal, contractual or other restrictions and other business considerations. In addition, dividend and interest payments to us from the foreign subsidiaries may be subject to foreign withholding taxes, which would reduce the amount of funds we receive from such foreign subsidiaries. Therefore, to the extent that we must use cash generated in foreign jurisdictions to make principal or interest payments on our debt, there may be a cost associated with repatriating the cash to the U.S. Dividends and other distributions from our foreign subsidiaries may also be subject to fluctuations in currency exchange rates and legal and other restrictions on repatriation, which could further reduce the amount of funds we receive from such foreign subsidiaries.
The agreements governing our debt impose significant operating and financial restrictions on us and our subsidiaries that may prevent us and our subsidiaries from pursuing certain business opportunities and restrict our ability to operate our business.
Our Credit Agreement subjects us, and our subsidiaries, to several financial and other restrictive covenants, including limitations on liens or indebtedness, payment of dividends, transactions with affiliates, and mergers, sales or other dispositions of our assets.

Our Credit Agreement also requires us to comply with specified financial ratios, including a Total Net Leverage Ratio (as defined in the Credit Agreement) and an Interest Coverage Ratio (as defined in the Credit Agreement) which are required to be maintained until all amounts outstanding have been paid in full and all letters of credit have expired or have been terminated under the Credit Agreement. Many factors, including events beyond our control, may affect our ability to comply with these covenants and financial ratios. We cannot be sure we will meet our debt-related obligations or that lenders will waive any failure to meet those obligations. Any failure to meet those debt-related obligations could result in an event of default under our other indebtedness and the acceleration of such indebtedness.

The restrictions contained in our Credit Agreement could also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance operations, enter into acquisitions or to engage in other business activities that would be in the Company’s interest.
The discontinuance of LIBOR and the replacement of LIBOR with an alternative reference rate may adversely affect our borrowing costs and could impact our business and results of operations.
Interest rates under our Credit Agreement are based partly on Term SOFR. Interest rates under any other loan or commercial agreements may be based partly on LIBOR, the London interbank offered rate, which is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The FCA and LIBOR’s administrator, ICE Benchmark Administration, have since announced that most LIBOR settings will no longer be published after the end of 2021 but that the most widely used U.S. dollar LIBOR settings (i.e., rates for the calculation of one, three and six month LIBOR) will continue to be published until June 30, 2023. It is unclear whether new methods of calculating LIBOR for such periods will be established such that they continue to exist after June 30, 2023. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United States or elsewhere. If the method for calculation of LIBOR changes, if LIBOR is no longer available, or if lenders have increased costs due to changes in LIBOR, we may suffer from potential increases in interest rates under agreements that utilize LIBOR. Further, we may need to renegotiate any agreements that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. If a contract is not transitioned to an alternative variable rate and LIBOR is discontinued, the impact is likely to vary by contract.

Our usage of Term SOFR may also expose us to additional risks due to SOFR’s limited market history and our limited experience using SOFR as a reference rate. SOFR is a relatively new reference rate, as the publication of SOFR began in April 2019, and, therefore, it has a very limited history. The future performance of Term SOFR cannot be predicted based on the limited historical performance. Since the initial publication of SOFR, changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates, such as USD- LIBOR. As a result, the amount of interest we may pay on our Credit Agreement is difficult to predict. Furthermore, we and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management.

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

We have submitted incurred cost claims through fiscal year 2021. Most of our entities have either had a DCAA audit of incurred costs through fiscal year 2021, or have Government approved final rate agreements through fiscal year 2021. Although we have recorded contract revenues based upon costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits or reviews and, if future adjustments exceed our estimates, our profitability would be adversely affected.

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

The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. We may experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. In addition, we may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.

In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.

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
We have not declared any cash dividends since becoming a public company. We currently intend to retain any future earnings to finance the growth and development of the business and, therefore, we do not anticipate that we will pay any cash dividends on shares of our common stock in the foreseeable future. In addition, our ability to pay dividends and buyback Kratos stock is restricted by our Credit Agreement. Any determination to pay dividends or stock buybacks in the future will be at the discretion of our board of directors and will be dependent upon our future financial condition, results of operations and capital requirements, general business conditions and other relevant factors as determined by our board of directors. See “Dividend Policy.”

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected. Our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of December 25, 2022. However, although we continue to devote substantial time and resources to the documentation and testing of our controls, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. Any failure to remediate any future material weaknesses or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our consolidated financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At December 25, 2022, we owned or leased approximately 2.0 million square feet of floor space at 59 separate locations, primarily in the U.S., for manufacturing, warehousing, research and development, administration and various other uses. At December 25, 2022, we also leased approximately 103 acres of land, which included 98 acres in Ontario, Canada which is used by our Kratos ASC Signal business. We continually evaluate our current and future space capacity in relation to current and projected future staffing levels. We maintain our properties in good operating condition and believe that the productive capacity of our properties is adequate to meet current contractual requirements and those for the foreseeable future.
We have major operations at the following locations:
Kratos Government Solutions: Birmingham and Huntsville, AL; San Diego and San Jose, CA; Colorado Springs and Englewood, CO; Jupiter and Orlando, FL; Baltimore and Lanham, MD; Bristow, OK; Dallastown, PA; Plano, TX; and Alexandria and Chantilly, VA. Locations outside the U.S. include Australia, Canada, France, Germany, Israel, Norway, and the United Kingdom.

Unmanned Systems: Huntsville, AL; McClellan, Roseville and Sacramento, CA; Fort Walton Beach, FL, Oxford, MI; Oklahoma City, OK; and Arlington and Round Rock, TX.

Corporate and other locations: San Diego, CA and Round Rock, TX.
The following is a summary of our floor space at December 25, 2022:

Square feet (in thousands)	Owned	Leased	Total
Kratos Government Solutions	618	845	1,463
Unmanned Systems	20	461	481
Corporate (includes San Diego, operations of KGS and US segments)	—	26	26
Total	638	1,332	1,970

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
Holders of Record
On February 17, 2023, there were 315 shareholders of record of our common stock.

Dividend Policy

We have not declared any cash dividends since becoming a public company. We currently intend to retain any future earnings to finance the growth and development of the business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. In addition, our ability to pay dividends is restricted by our Credit Agreement, as discussed in the section entitled “Liquidity and Capital Resources” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 of the Notes to Consolidated Financial Statements contained within this Annual Report. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our future financial condition, results of operations and capital requirements, general business conditions and other relevant factors as determined by our board of directors.

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
The following performance graph presents a comparison of the five year cumulative stockholder return on our common stock against the cumulative total return of a broad equity market index, the Russell 2000 Stock Index, and one customized peer group consisting of the companies listed below, for the period commencing December 31, 2017 and ending December 31, 2022. The performance graph assumes an initial investment of $100 in our common stock and in each of the Russell 2000 Stock Index and the peer group, and further assumes that all dividends were reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Kratos Defense & Security Solutions, Inc., the Russell 2000 Index, and Peer Group

$300
$250
$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22
Kratos Defense & Security Solutions, Inc
Peer Group
Russell 2000

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

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

Overview

Kratos is a technology company addressing the defense, National Security and commercial markets. Kratos is recognized as a leading technology, intellectual property, proprietary product and system company and recognized as an industry leader in the rapid development, demonstration and fielding of disruptive, transformative and high technology systems and products at an affordable cost. At Kratos, affordability is a technology. Kratos’ primary focus areas are unmanned systems, space and satellite communications, microwave electronics, cybersecurity/warfare, rocket, hypersonic and missile defense systems, turbine technologies, and Command, Control, Communication, Computing, Combat, Intelligence Surveillance and Reconnaissance (“C5ISR”) systems and training systems.

We believe that our technology, intellectual property, proprietary products, reputation and designed-in positions on our customers’ programs, platforms and systems, and our ability to rapidly develop, demonstrate and field affordable leading technology systems gives us a competitive advantage and creates a high barrier to entry into our markets. Our workforce is primarily engineering and technically oriented with a significant number of employees holding National Security clearances. Much of our work is performed at customer locations, facilities and sites, or in secure manufacturing and other facilities. Our primary end customers are National Security related agencies and large national and global commercial enterprises and entities. Our entire organization is focused on executing our strategy of being the leading technology and intellectual property based product and system company and being “first to market” in each of our industry leading core competency areas.

Our primary end customers are U.S. Government agencies, including the DoD, intelligence agencies, and other national and homeland security related agencies. We also conduct business with local, state and foreign governments and domestic and international commercial customers. In fiscal 2022, 2021 and 2020, we generated 69%, 70% and 73%, respectively, of our total revenues from contracts with the U.S. Government (including all branches of the U.S. military and including FMS), either as a prime contractor or a subcontractor. We believe our stable customer base, strong customer relationships, intellectual property, specialized and differentiated products, broad array of contract vehicles, “designed in” positions on strategic National Security platforms, our targeted investments in strategic growth areas, large employee base possessing specialized skills, security clearances, specialized manufacturing facilities and equipment, extensive list of past performance qualifications, and significant management and operational capabilities position us for success.

Industry Background

On December 29, 2022, President Biden signed into law the Consolidated Appropriations Act of 2023, a $1.7 trillion spending bill funding the U.S. federal budget for the 2023 fiscal year. The funding bill includes a $775.2 billion appropriation for domestic initiatives, a roughly 6% increase in spending for domestic initiatives from the 2022 fiscal year. Spending on defense programs increased by about 10% to $858 billion. The bill includes approximately $45 billion for Ukraine and NATO allies. On January 19, 2023, the U.S. reached its $31.4 trillion debt ceiling and, as a result, the U.S. Treasury Department began taking extraordinary special measures to maintain the payment of the U.S. Government’s bills. These actions, which include suspending investments for certain government accounts, are expected to allow the Treasury to keep paying obligations to bondholders, Social Security recipients and others until at least early June 2023.

The current budget environment, including COVID-19 expenditures, Ukraine funding support, heightened levels of inflation, related supply chain disruptions and uncertainty surrounding the debt ceiling and the appropriations process, creates significant short and long-term risks. Additionally, with the recent change of party in Congress, considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the Biden administration and Congress.

We believe any continued budget pressures, CRAs or U.S. Government shutdowns could have serious negative consequences for the security of our country and the defense industrial base, including the Company and the customers, employees, suppliers, investors, and communities that rely on companies in the defense industrial base. It is likely that budget and program decisions made in such an uncertain environment would have long-term implications for our Company and the entire defense industry.

Additionally, funding for certain programs in which we currently participate may be reduced, delayed or cancelled, and budget uncertainty or funding cuts globally could adversely affect the viability of our partners, teammates, subcontractors and suppliers, and our employee base. We believe that our business is well-positioned in areas that the DoD and other customers indicate are priorities for future defense spending. However, due to federal budgetary uncertainty, CRAs, the BCA or similar budgetary restrictions or limitations, other defense spending cuts, including the budgetary impacts of ongoing COVID-19 spending and support for the conflict in Ukraine, challenges in the appropriations process, the debt ceiling and the ongoing fiscal debates, the short and long term impacts to our business remain uncertain. Such a challenging federal and DoD budgetary environment may negatively impact our business and programs and could have a material adverse effect on our forecasts, estimates, financial position, results of operations and/or cash flows.

The nature of our operations exposes us to risks associated with pandemics, epidemics or other public health emergencies, such as the outbreak of COVID-19. We are a company operating in a “critical infrastructure industry”, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we have continued to operate our business, including our international operations. COVID-19 has had negative impacts on, and continues to impact, certain of our operations, workforce, supply chain, vendors, transportation networks and customers, which have reduced certain of our sales and our margins, including as a result of preventative and precautionary measures that we, our suppliers, other businesses and governments have taken. The COVID-19 outbreak is a widespread public health crisis that is adversely affecting the economies and financial markets globally. Any resulting economic downturn could adversely affect demand for our products. Any progression of the COVID-19 pandemic could also negatively impact our business or results of operations as global economic activity and the resulting impacts on our business remain uncertain and cannot be predicted with confidence. The extent to which COVID-19 may further impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects.

In addition to the challenges presented by the ongoing COVID-19 pandemic, the Company has also been affected by other unfavorable macroeconomic conditions. Significant adverse supply chain disruptions continue throughout the industry and for the Company, including delays in the receipt and delivery of materials, parts, supplies, etc., which in certain instances and for certain items is significant. In addition, inflation and the related increased costs of inputs needed to execute our business, including materials, parts, supplies, consultants, subcontractors, vendors, etc. have significantly increased our business costs and have significantly adversely impacted our operations, profit margins and financial forecasts. Also, the cost of labor for the Company’s employees and labor base has also increased significantly, and the current challenges in hiring, obtaining and retaining employees is adversely impacting Kratos’ ability to execute its business. There is also a significant industry wide labor shortage, including in the science, technology, engineering, and math discipline areas, and for employees willing and/or able to obtain National Security clearances, including for high level manufacturing and production. In addition, recent actions by the Federal Reserve to increase interest rates have impacted our interest expense on our outstanding debt borrowings. Each of these matters and issues are expected to remain for the foreseeable future and are expected to continue to adversely impact the Company’s operations, financial results and financial forecasts.

Our Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect estimates and assumptions made by management as of December 25, 2022. Events and changes in circumstances arising after December 25, 2022, including those resulting from the continuing impacts of the current unfavorable macroeconomic climate, will be reflected in management’s estimates for future periods.
Current Reporting Segments

We operate in two reportable segments. The KGS reportable segment is comprised of an aggregation of KGS operating segments, including its microwave electronic products, space, satellite and cyber, training solutions, C5ISR/modular systems, turbine technologies and defense and rocket support services operating segments. The US reportable segment consists of our unmanned aerial, unmanned ground and unmanned seaborne system products. Our KGS and US segments provide products, solutions and services for mission critical National Security programs. KGS and US customers primarily include National Security related agencies, the DoD, intelligence agencies and classified agencies, and to a lesser degree, international government agencies and domestic and international commercial customers. We organize our operating segments based primarily on the nature of the products, solutions and services offered. For additional information regarding our reportable segments, see Note 14 of the Notes to Consolidated Financial Statements. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets wherever possible.

Key Financial Statement Concepts

As of December 25, 2022, we consider the following factors to be important in understanding our financial statements.

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

Results of Operations

Comparison of Results for the Year Ended December 25, 2022 to the Year Ended December 26, 2021

Revenues. Revenues by reportable segment for the years ended December 25, 2022 and December 26, 2021 are as follows (in millions):

	2022	2021	$ Change	% Change
Kratos Government Solutions
Service revenues	$320.0	$214.5	$105.5	49.2%
Product sales	356.6	365.1	(8.5)	(2.3)%
Total Kratos Government Solutions	676.6	579.6	97.0	16.7%
Unmanned Systems
Service revenues	5.2	4.9	0.3	6.1%
Product sales	216.5	227.0	(10.5)	(4.6)%
Total Unmanned Systems	221.7	231.9	(10.2)	(4.4)%
Total revenues	$898.3	$811.5	$86.8	10.7%

Total service revenues	$325.2	$219.4	$105.8	48.2%
Total product sales	573.1	592.1	(19.0)	(3.2)%
Total revenues	$898.3	$811.5	$86.8	10.7%

Revenues increased $86.8 million to $898.3 million for the year ended December 25, 2022 from $811.5 million for the year ended December 26, 2021. Revenues in our KGS segment increased $97.0 million primarily due to the contribution of $95.5 million in revenues from the recent acquisitions of Cosmic Advanced Engineered Solutions, Inc. (“Cosmic”), CTT Inc. (“CTT”) and the Southern Research Institute’s Engineering Division (“SRE”), increased revenues in our space, satellite and cyber business of $4.1 million, increases in our defense and rocket support services, turbine technologies and C5ISR businesses of $22.7 million, partially offset by an $21.5 million reduction in our Training Solutions business, resulting primarily from the completion of Training Solutions contracts. Revenues in our US segment decreased $10.2 million primarily due to the timing of program contract awards, which includes a reduction in our tactical drone-based revenues, as compared to the twelve months ended December 26, 2021.

Product sales decreased $19.0 million to $573.1 million for the year ended December 25, 2022 from $592.1 million for the year ended December 26, 2021, primarily as a result of decreased production activity in our US segment and reductions in our Training Solutions business. As a percentage of total revenue, product sales were 63.8% for the year ended December 25, 2022, as compared to 73.0% for the year ended December 26, 2021. Service revenues increased by $105.8 million to $325.2 million for the year ended December 25, 2022, from $219.4 million for the year ended December 26, 2021. The increase was primarily a result of the recent Cosmic and SRE acquisitions.

Cost of revenues.  Cost of revenues increased to $672.3 million for the year ended December 25, 2022, from $586.4 million for the year ended December 26, 2021. The $85.9 million increase in cost of revenues was primarily a result of the overall increase in revenue discussed above.

Gross margin percentage decreased to 25.2% for the year ended December 25, 2022, compared to 27.7% for the year ended December 26, 2021. Margins on services decreased to 26.5% for the year ended December 25, 2022, from 28.8% for the year ended December 26, 2021, due primarily to a less favorable mix of revenues, primarily in our space, training & cyber business and in our turbine technologies business. Margins on product sales decreased for the year ended December 25, 2022, as compared to December 26, 2021 to 24.4% from 27.3%, respectively, primarily due to a less favorable mix of certain programs with an increase in lower margin developmental programs. Margins in the KGS segment decreased to 26.8% for the year ended December 25, 2022, from 30.3% for the year ended December 26, 2021. This change was due to a less favorable mix of revenues, as well as due to a $4.5 million impact to cost of sales related to certain nonrecoverable costs, including rate and cost growth items, resulting from the inability to hire the required planned direct labor base both internally and by the Company’s subcontractors to execute on its backlog, due to the ongoing challenges in both hiring and retaining skilled manufacturing personnel, which has resulted in an approximately $3.4 million impact to the Company’s C5ISR business, and non-recoverable indirect cost rate growth resulting from a smaller than planned direct labor base due to delays in customer program execution and awards in the Company’s Training Solutions business of approximately $1.1 million. Margins in the US segment decreased to 20.1% for the year ended December 25, 2022 from 21.4% for the year ended December 26, 2021, primarily due to a less favorable mix of products produced and shipped in the year ended December 25, 2022.

Selling, general and administrative expenses (SG&A).  SG&A increased $22.3 million to $182.5 million for the year ended December 25, 2022, from $160.2 million for the year ended December 26, 2021, primarily reflecting the increase in revenues. As a percentage of revenues, SG&A increased to 20.3% for the year ended December 25, 2022 from 19.7% for the year ended December 26, 2021 due primarily to an increase in stock compensation expense from $25.8 million in the year ended December 26, 2021 to $26.3 million in the year ended December 25, 2022 as well as increased SG&A expenses related to the recent acquisitions of CTT, Cosmic and SRE. In addition, a $1.9 million increase to SG&A is related to the non-recoverable indirect cost rate growth in the Company’s Training Solutions business for the twelve months ended December 25, 2022. Amortization expense of purchase intangibles increased from $4.7 million for the year ended December 26, 2021 to $7.4 million for the year ended December 25, 2022, reflecting the recent acquisitions.

Research and development (R&D) expenses. R&D expenses were $38.6 million for the year ended December 25, 2022 and $35.2 million for the year ended December 26, 2021, with the primary increases in expenses in our US segment and our space and satellite business. As a percentage of revenues, R&D remained the same at 4.3% of revenues for the year ended December 25, 2022 and for the year ended December 26, 2021. R&D expenses are made by the Company, typically in conjunction with our customers, for the Company to achieve a “first to market” position with our products or technology. We also invest in R&D expenses to achieve market leading “designed in”and “first to market” positions on major programs, platforms or systems.

Restructuring expenses and other. Restructuring expenses and other increased to $6.8 million for the year ended December 25, 2022 from $0.0 million for the year ended December 26, 2021, primarily as a result of the $5.5 million charge related to the litigation settlement of a dispute with an international customer in our US segment.

Other expense, net. Other expense, net, increased to $30.1 million from $23.5 million for the years ended December 25, 2022 and December 26, 2021, respectively. The increase in expense of $6.6 million was primarily related to the $13.0 million loss on the extinguishment of our $300 million 6.5% Senior Secured Notes due November 2025 (“Senior Secured Notes”) which was partially offset by a reduction in interest expense of $5.4 million as a result of the reduced rate on our new debt.

    Provision for income taxes from continuing operations. The Company recorded an income tax provision of $1.4 million for the year ended December 25, 2022, and an income tax provision of $3.9 million for the year ended December 26, 2021. The income tax provision for 2022 includes a $4.9 million expense related to the increase in the Company’s valuation allowance on U.S. deferred tax assets related to certain state net operating losses and federal research and development credits.

Income (loss) from discontinued operations. The income from discontinued operations was $0.9 million for the year ended December 25, 2022, primarily as a result of a gain from the release of an indemnification liability due to the lapse of the statute of limitations associated with a potential tax liability that was recorded in 2019 from the sale of PSS. The loss from discontinued operations was $2.1 million for the year ended December 26, 2021, primarily reflecting the final settlement of the closing net working capital dispute with the Buyer of the PSS business and related legal expenses, as well as work performed in relation to outstanding tasks on legacy projects retained by us following the sale of the PSS business.

For a comparison of the Company’s results of operations for the fiscal year ended December 27, 2020 to the fiscal year ended December 26, 2021, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 26, 2021, which was filed with the U.S. Securities and Exchange Commission on February 22, 2022.

Liquidity and Capital Resources

As of December 25, 2022, we had cash and cash equivalents of $81.3 million compared with cash and cash equivalents of $349.4 million as of December 26, 2021, which includes $18.9 million and $29.4 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds; however, earnings of these foreign subsidiaries are essentially considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. they could be repatriated, and their repatriation into the U.S. may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

Our total debt, decreased by $39.2 million to $257.5 million as of December 25, 2022 from $296.7 million as of December 26, 2021. Under the New Credit Facility, on February 18, 2022, we completed the refinancing of our outstanding $90 million revolving credit facility and $300 million of Senior Secured Notes, with a new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A. We incurred debt issuance costs of $3.3 million associated with the New Credit

Facility. We drew approximately $200 million under the Term Loan A and $100 million on the new Revolving Credit Facility at the time of the refinancing transaction (as more fully described in Note 10 of the accompanying Condensed Consolidated Financial Statements).

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

As of December 25, 2022, we have $197.5 million outstanding on the Term Loan A and net borrowings of $60 million outstanding on the Revolving Credit Facility, with $140 million remaining in borrowing capacity, less approximately $10 million for outstanding letters of credit.

We use our operating cash flow to finance trade accounts receivable, fund necessary increases in inventory and internal investments related to non-recurring engineering and software development, fund capital expenditures, fund our IR&D investments and our ongoing operations, service our debt and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services since a number of our receivables are contractually billable and due to us only when certain contractual milestones are achieved, certain of which are not achieved until final shipment and acceptance of our products. Financing increases in inventory balances is necessary to fulfill shipment requirements to meet delivery schedules of our customers. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our days sales outstanding (“DSO”) have increased to 134 days as of December 25, 2022 from 128 days as of December 26, 2021. Our DSOs are impacted by the achievement of contractual billing milestones, such as equipment shipments and deliveries on certain products, and for certain flight requirements that must be fulfilled on certain aerial target programs, or final billings which are not due until completion on certain projects, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time.

In November 2019, a large training solutions program was terminated for convenience (“T for C”) by the customer. Under a T for C, a contractor is entitled to seek specified costs through a termination settlement process including (1) the contract price for completed supplies and services accepted by the government but not previously paid for; (2) the cost incurred in the performance of work terminated plus a reasonable profit on those costs; and (3) its costs incurred in settling with subcontractors and preparing and settling the termination proposal. However, we will not be able to collect the total withheld amounts until the settlement terms of the T for C have been negotiated and agreed to with the customer. At December 25, 2022, approximately $4.8 million in unbilled receivables remain outstanding on this project.

We were also in dispute with an international customer in the Unmanned Systems (US) segment concerning the completion of certain system requirements and certain contractual milestones related to a contract we acquired with the acquisition of CEi in 2012. On June 30, 2022, the parties entered into a settlement agreement to resolve their dispute and to settle all claims and counterclaims, and are currently in the process of implementing the terms of the settlement agreement. In accordance with the terms of the settlement, we recorded a $5.5 million litigation settlement charge which is included in restructuring expenses and other in the year ended December 25, 2022, with a remaining $5.6 million carrying value of assets on the balance sheet in inventory as of December 25, 2022. For the year ended December 25, 2022, the Company paid approximately $3.7 million related to the settlement agreement.

A summary of our net cash provided by (used in) operating activities from continuing operations from our Consolidated Statements of Cash Flows is as follows (in millions):

	Year Ended
	December 25, 2022	December 26, 2021
Net cash provided by (used in) operating activities from continuing operations	$(25.6)	$35.3

Our net cash used in operating activities from continuing operations was $25.6 million for the year ended December 25, 2022. Net cash used in operating activities from continuing operations was primarily a result of working capital requirements, including increases in receivables and inventory balances reflecting advance payments to mitigate supply chain disruptions, and internal investments we are making in certain rocket motors and software products of approximately $16.7 million. Net cash provided by operating activities from continuing operations was $35.3 million for the year ended December 26, 2021.

    Our net cash used in investing activities from continuing operations is summarized as follows (in millions):

	Year Ended
	December 25, 2022	December 26, 2021
Investing activities:
Cash paid for acquisitions, net of cash acquired	$(132.2)	$(12.3)
Proceeds from sale of assets	0.2	2.2
Proceeds from insurance	—	4.5
Capital expenditures	(45.4)	(46.5)
Net cash used in investing activities from continuing operations	$(177.4)	$(52.1)

    Net cash used in investing activities from continuing operations for year ended December 25, 2022 is comprised of $74.0 million related to the acquisition of the assets of SRE, $37.5 million related to the acquisition of Cosmic, $15.3 million for the remaining purchase price due on the acquisition of CTT, and a $5.4 million payment due under the acquisition agreement for KTT Core, of which we purchased a controlling interest in February 2019. Net cash used in investing activities from continuing operations for the year ended December 26, 2021 was comprised of the acquisition of CTT, a payment due under the FTT acquisition agreement, and capital expenditures which consist primarily of investments in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business. The remaining purchase price consideration of the CTT Inc. acquisition of approximately $15.2 million was made on December 30, 2021. During the year ended December 25, 2022, capital expenditures of approximately $24.0 million were incurred in our US business, primarily related to our unmanned combat target initiative. We expect our capital expenditures for our fiscal year 2023 to continue to be significant for investments we are making, including in our US business totaling approximately $22 to $26 million, including approximately $10 to $15 million for capital aerial targets and related support equipment.

Our net cash used in financing activities from continuing operations is summarized as follows (in millions):

	Year Ended
	December 25, 2022	December 26, 2021
Financing activities:
Proceeds from the issuance of long-term debt	$200.0	$—
Borrowings under credit facility	100.0	—
Redemption of Senior Secured Notes	(309.8)	—
Repayments under credit facility, term loan and other debt	(42.5)	(5.1)
Payments of employee taxes withheld from share-based awards	(12.5)	(9.1)
Debt issuance costs	(3.3)	—
Payments under finance leases	(1.4)	(1.0)
Proceeds from shares issued under equity plans	6.2	5.9
Net cash used in financing activities from continuing operations	$(63.3)	$(9.3)

Net cash used in financing activities from continuing operations was $63.3 million for the year ended December 25, 2022, which included $309.8 million used to redeem our $300 million of Senior Secured Notes including the call premium of $9.8 million, debt issuance costs of $3.3 million, payroll withholding taxes paid from vested restricted stock traded for taxes of $12.5 million and payments made on financing lease obligations of $1.4 million. These uses were partially offset by $300 million in proceeds from our New Credit Facility (partially offset by $2.5 million of principal payments on our $200 million Term Loan A and a $40 million payment on the new Revolving Credit Facility) and employee stock purchase plan receipts of $6.2 million. Net cash used in financing activities from continuing operations was $9.3 million for the year ended December 26, 2021 and consisted primarily of payroll withholding taxes paid from vested restricted stock units traded for taxes of $9.1 million, and the pay-off of $5.1 million of indebtedness in our Israeli subsidiary which was issued in 2020.

The net operating cash flows of discontinued operations is summarized as follows (in millions):

	Year Ended
	December 25, 2022	December 26, 2021
Net operating cash flows of discontinued operations	$(0.1)	$(4.5)

    The net operating cash flow of discontinued operations for the year ended December 25, 2022 was a use of $0.1 million. The net operating cash flow of discontinued operations for the year ended December 26, 2021 is substantially related to the final settlement of the closing working capital of our discontinued PSS business which was a payment of approximately $3.0 million, which included a $1.1 million charge recorded in the third and fourth quarters of 2021 related to the settlement as well as the payment of related legal fees.

New Credit Facility

On February 18, 2022, the Company completed the refinancing of its outstanding $90 million revolving credit facility and Senior Secured Notes, with the New Credit Facility. The Company incurred debt issuance costs of $3.3 million associated with the New Credit Facility. During the year ended December 25, 2022, the Company made $2.5 million of principal payments on Term Loan A. As of December 25, 2022, the Company has net borrowings of approximately $60 million outstanding on the new Revolving Credit Facility, with $140 million remaining in borrowing capacity, less approximately $10.0 million of letters of credit outstanding.

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

The New Credit Facility is governed by a Credit Agreement (the “Credit Agreement”), dated February 18, 2022, by and among the Company, the lenders from time to time party thereto (the “Lenders”), the Issuing Banks party thereto (as defined in the Credit Agreement) and Truist Bank, in its capacity as administrative agent for the Lenders, and as an issuing bank and as the swing line lender, which establishes the 5-year senior secured credit facility which is comprised of the $200 million Revolving Credit Facility (which includes sub-facilities for the incurrence of up to $10.0 million of swingline loans and the issuance of up to $50.0 million of Letters of Credit) and the $200 million Term Loan A. The Credit Agreement contemplates uncommitted incremental credit facilities of up to $200 million (which amount would be reduced by the aggregate amount of any and all incremental credit facilities actually established under the Credit Agreement) plus additional uncommitted incremental capacity subject to a limitation based on the Company’s pro forma total net leverage ratio (including any such additional uncommitted incremental capacity).

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

Mandatory amortization on the Term Loan A is 2.5% in each of the first and second years and 5.0% in each of the third, fourth and fifth years, with the remaining outstanding balance due at maturity. The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. The Company was in compliance with the covenants contained in the Credit Agreement as of December 25, 2022.

6.5% Senior Secured Notes due 2025

In November 2017, we issued and sold $300 million aggregate principal amount of 6.5% Senior Secured Notes due

2025 in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. We incurred debt issuance costs of $6.6 million associated with the Senior Secured Notes. These Senior Secured Notes were redeemed on March 14, 2022.

Other Indebtedness

    Credit and Security Agreement

On November 20, 2017, we entered into an amended and restated Credit and Security Agreement (the “Credit and Security Agreement”), by and among the Company, the lenders named therein, SunTrust Bank, as Agent (the “Agent”), and SunTrust Robinson Humphrey, Inc., as lead arranger and sole book runner, which established a five year senior secured revolving credit facility in the aggregate principal amount of $90.0 million (subject to a potential increase of the aggregate principal amount to $115.0 million, subject to the agent’s and applicable lenders’ approval), consisting of a subline for letters of credit in an amount not to exceed $50.0 million, as well as a swingline loan in an aggregate principal amount at any time outstanding not to exceed $10.0 million. The Credit and Security Agreement was replaced by the New Credit Facility on February 18, 2022.

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

5-D Systems Loan

In connection with the acquisition of 5-D Systems, we assumed a loan in the amount of approximately $0.5 million with an interest rate of 1.0% that had been obtained under the SBA Paycheck Protection Program as part of a COVID-19 relief package. Payment of interest and principal was due monthly with the balance due in April 2022. The sellers of 5-D Systems applied for forgiveness of this loan, the application was accepted and the loan was forgiven in July 2021.

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

As of December 25, 2022, we had contractual commitments to repay debt, make payments under finance and operating leases, repay obligations related to agreements to purchase goods and services and settle tax and other liabilities. The following table summarizes our contractual obligations and other commitments as of December 25, 2022, and the effect such obligations could have on our liquidity and cash flow in future periods (in millions):

	Total	Due within 1 Year
Total debt	$257.5	$6.3
Interest payment	48.1	12.6
Purchase orders	205.7	168.9
Operating leases	58.1	12.9
Finance leases	80.1	4.6
Total contractual cash obligations and commitments	$649.5	$205.3

As of December 25, 2022, we have $10.0 million of standby letters of credit outstanding. Our letters of credit are primarily related to milestone payments received from foreign customers for which the customer has not yet received the product. Information regarding our debt payments and lease agreements can be found in Notes 5 and 6 to the Consolidated Financial Statements contained in this Annual Report. Additional information regarding our financial commitments is provided in the Note 15 to Consolidated Financial Statements contained in this Annual Report.

We believe our cash on hand, together with funds available under the New Credit Facility and cash expected to be generated from operating activities will be sufficient to fund our short- and long-term liquidity needs. As discussed in Item 1A “Risk Factors” contained within this Annual Report, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in our industry deteriorate, our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues or further reduce our expenses, we may experience, in the future, a significant long-term negative impact to our financial results and cash flows from operations. In such a situation, we could fall out of compliance with our financial and other covenants which, if not waived, could limit our liquidity and capital resources.

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

Long-lived and Intangible Assets. We account for long-lived assets in accordance with the provisions of FASB ASC Topic 360, Property, Plant, and Equipment (“Topic 360”). Topic 360 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected future net cash flows generated by the asset. If it is determined that the asset may not be recoverable and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference. Topic 360 requires companies to separately report discontinued operations, including components of an entity that either have been disposed of (by sale, abandonment or in a distribution to owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

KGS has five operating businesses: Defense Rocket Support Services (“DRSS”), Microwave Electronics (“ME”), Space, Training and Cybersecurity Solutions (“ST&C”), C5ISR Systems/Modular Systems (“MS”), and Kratos Turbine Technologies (“KTT”), that provide technology based defense solutions, involving products and services, primarily for mission critical U.S. National Security priorities, with the primary focus relating to the nation’s C5ISR requirements. The US reportable segment provides unmanned aerial systems, unmanned ground, and unmanned seaborne systems. We have identified our reporting units to be the DRSS, ME, ST&C, MS, and KTT operating segments, within the KGS reportable segment, and the US reportable segment, each of which has been assessed and evaluated for potential impairment in our fiscal year 2022 annual test.

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

The carrying value of goodwill of the US and KGS reportable segments, was $114.1 million and $444.1 million, respectively, at December 25, 2022.

In determining the fair value of our reporting units, there are key assumptions related to our future operating performance and revenue growth. If the actual operating performance and financial results are not consistent with our assumptions, a further impairment in our $558.2 million goodwill and $55.2 million long-lived intangibles could occur in future periods. In particular, the US reporting unit fair value includes assumptions that the development of the high performance UCAS product is successful and we are awarded future contracts for new tactical unmanned aircraft systems. Additionally, the US reporting unit fair value assumes that the U.S. Navy will continue to award full rate production contracts for the Sub-Sonic Aerial Target. Our goodwill impairment assessment includes assumptions of the entry to new international markets for which we have not yet penetrated. Additional risks for goodwill across all reporting units include, but are not limited to, the risks discussed in Item 1A “Risk Factors” contained within this Annual Report and:

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
•continued impact to our businesses and the industry resulting from COVID-19; and
•continued impact to our businesses and the industry related to supply chain disruptions and inflation.

Accounting for income taxes and tax contingencies. FASB ASC Topic 740, Income Taxes (“Topic 740”) provides the accounting treatment for uncertainty in income taxes recognized in an enterprise’s financial statements. Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Topic 740 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

The effective tax rate at December 25, 2022 for annual and interim reporting periods could be impacted if uncertain tax positions that are not recognized at December 25, 2022 are settled at an amount which differs from our estimate.

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

Exposure to market risk for changes in interest rates relates to our outstanding debt. We are exposed to interest rate risk, primarily through our borrowing activities under the Credit Agreement discussed under “Liquidity and Capital Resources” above. Based on our current outstanding balances, a 1% change in the SOFR would not materially impact our financial position. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments were contracted with investment grade counterparties to reduce exposure to interest rate risk on our prior credit facilities. We had no outstanding derivative financial instruments as of December 25, 2022.

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

Exposure to market risk for foreign currency exchange rate risk is related to receipts from customers, payments to suppliers and intercompany loans denominated in foreign currencies. Accordingly, a strengthening of the U.S. dollar (“USD”) or a strengthening of certain foreign currencies, such as the Israeli Shekel, will negatively impact revenues and gross margins expressed in consolidated USD terms. For instance, in our Israeli business, we are paid in USD for work performed but our cost of sales (payroll, materials, subcontract costs, etc.) are paid in Israeli Shekel. We currently enter into limited foreign currency forward contracts to manage foreign currency exchange rate risk because exchange rate fluctuations have had, and we expect will have, minimal impact on our operating results and cash flows. Based on our overall foreign currency rate exposure as of December 25, 2022, including the limited derivative financial instruments that we have entered into to manage this risk, a 10% appreciation or depreciation of the USD from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.

Our cash and cash equivalents as of December 25, 2022 were $81.3 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on our net income for the year ended December 25, 2022.

Inflation Risk

Inflation has increased during the period covered by this Annual Report, and is expected to continue to increase for the near future. Inflationary factors, such as increases in the cost of our materials, supplies, and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect if inflation rates continue to rise. Significant adverse changes in inflation and prices in the future could result in material losses.
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

As required by Rule 13a-15(b) and 15d-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 25, 2022.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment of and conclusion on the effectiveness of internal control over financial reporting as of December 25, 2022 did not include the internal controls of recently acquired entities Cosmic and SRE. The total assets of Cosmic, are approximately 0.7% of the total assets of the Company, and the revenues of Cosmic comprise approximately 6.7% of the total revenues of the Company, as such amounts for the Company are reflected in the Company’s Consolidated Financial Statements as of and for the fiscal year ended December 25, 2022 included in this Annual Report. The total assets of SRE, are approximately 0.7% of the total assets of the Company, and the revenues of SRE comprise approximately 3.0% of the total revenues of the Company, as such amounts for the Company are reflected in the Company’s Consolidated Financial Statements as of and for the fiscal year ended December 25, 2022 included in this Annual Report.

Our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 25, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial accounting and reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of the fiscal year ended December 25, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2023 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 25, 2022.

Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2023 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 25, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2023 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 25, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2023 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 25, 2022.

Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2023 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 25, 2022.

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

(a) (3)  Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date (File No.)	Exhibit	Filed- Furnished Herewith
2.1	Stock Purchase Agreement, dated February 28, 2018 among Kratos Defense & Security Solutions, Inc., Kratos Public Safety Security Solutions, Inc. and Securitas Electronic Security, Inc.	10-Q	05/10/2018 (001-34460)	2.2
2.2**	Purchase Agreement, dated February 27, 2019, by and among Kratos Defense & Security Solutions, Inc., Shirley Brostmeyer, (“SB”), Joseph Brostmeyer (“JB”), certain trusts established by SB, JB and members of their immediate family, and JB, as the Sellers Representative.	10-Q	05/08/2019 (001-34460)	2.3
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc., as amended.	10-K	02/27/2017 (001-34460)	3.1
3.2	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc., as amended.	10-K	02/27/2017 (001-34460)	3.2
4.1	Specimen Stock Certificate.	10-K	02/27/2017 (001-34460)	4.1
4.2	Indenture, dated as of November 20, 2017, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent.	8-K	11/21/2017 (001-34460)	4.1
4.3	First Supplemental Indenture, dated as of December 21, 2017, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantor as party thereto, and Wilmington Trust, National Association, as Trustee.	10-K	02/28/2018 (001-34460)	4.5
4.4	Description of Equity Securities Registered under Section 12 of the Exchange Act.	10-K	02/24/2020 (001-34460)	4.4
10.1#	Form of Indemnification Agreement by and between Kratos Defense & Security Solutions, Inc. and its directors and executive officers.	10-Q	08/04/2011 (001-34460)	10.8
10.2#	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	07/31/2017 (001-34460)	99.1
10.3#	2005 Equity Incentive Plan.	S-8	08/01/2005 (333-127060)	99.2
10.4#	Form of Stock Option Agreement pursuant to the 2005 Equity Incentive Plan.	S-8	08/01/2005 (333-127060)	99.1
10.5#	Form of Restricted Stock Unit Agreement and Form of Notice of Grant of Restricted Stock Units under the 2005 Equity Incentive Plan.	8-K	01/17/2007 (000-27231)	99.3
10.6#	2011 Equity Incentive Plan.	DEF 14A	04/15/2011 (001-34460)	n/a
10.7#	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement pursuant to the 2011 Equity Incentive Plan.	8-K	11/18/2011 (001-34460)	10.2
10.8#	2014 Equity Incentive Plan.	8-K	06/05/2020 (001-34460)	10.1

10.9#	Form of Restricted Stock Unit Grant & Notice and Form of Restricted Stock Unit Award Agreement pursuant to the 2014 Equity Incentive Plan.	10-K	02/24/2020 (01-34460)	10.15
10.10#	Second Amended and Restated Executive Employment Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Eric DeMarco.	10-Q	08/04/2011 (001-34460)	10.3
10.11#	Second Amended and Restated Severance and Change of Control Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Deanna Lund.	10-Q	08/04/2011 (001-34460)	10.4
10.12	Amended and Restated Credit and Security Agreement, dated as of November 20, 2017, among Kratos Defense & Security Solutions, Inc., as Borrower, the lenders named therein, SunTrust Bank, as Agent, and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Sole Book Runner.	8-K	11/21/2017 (001-34460)	10.1
10.13	First Amendment to Amended and Restated Credit and Security Agreement, dated June 11, 2018, among Kratos Defense & Security Solutions, Inc., as Borrower, each of the Credit Parties and Required Lenders party thereto and SunTrust Bank as Agent.	8-K	06/13/2018 (001-34460)	10.1
10.14	Office Lease, dated as of May 1, 2017, by and between Kratos Defense & Security Solutions, Inc. and TPP 212 Scripps, LLC.	10-Q	05/04/2017 (001-34460)	10.2
10.15	Exchange Agreement, dated February 27, 2019, by and among Kratos Defense & Security Solutions, Inc., FTT CORE, LLC, Florida Turbine Technologies, Inc., Shirley Brostmeyer (“SB”), Joseph Brostmeyer (“JB”), and certain trusts established by SB, JB and members of their immediate family and JB, as the Sellers Representative.	10-Q	05/08/2019 (001-34460)	10.2
10.16#	Employment Agreement, effective January 1, 2020 by and between Kratos Defense and Security Systems, Inc. and Phil Carrai.	10-Q	05/07/2020 (001-34460)	10.2
10.17#	Employment Agreement, effective November 18, 2020 by and between Kratos Defense and Security Systems, Inc. and Steven Fendley.	10-K	02/25/2021 (001-34460)	10.19
10.18	Amended and Restated Lease Agreement, dated as of December 20, 2019, by and between STORE Capital Acquisitions, LLC and Kratos RT Logic, Inc.	10-K	02/22/2022 (001-34460)	10.18
10.19	First Amendment to Exchange Agreement, dated as of February 18, 2022, by and among Kratos Defense & Security Solutions, Inc., FTT CORE, LLC, Florida Turbine Technologies, Inc., Shirley Brostmeyer (“SB”), Joseph Brostmeyer (“JB”), and certain trusts established by SB, JB and members of their immediate family and JB, as the Sellers Representative.	10-K	02/22/2022 (001-34460)	10.19
10.20	Credit Agreement, dated as of February 18, 2022, among Kratos Defense and Security Solutions, Inc., as Borrower, the lenders from time to time party hereto, and Truist Bank, as Administrative Agent.	8-K	02/22/2022 (001-34460)	10.1

10.21	Equity Purchase Agreement, date as of June 13, 2022, by and among Kratos Defense & Security Solutions, Inc., Joseph Brostmeyer (“JB”), Shirley Brostmeyer (“SB”), and certain trusts established by JB, SB and members of their immediate family, as Sellers.	10-Q	08/04/2022 (001-34460)	10.1
21.1	List of Subsidiaries.				*
23.1	Consent of Independent Registered Public Accounting Firm.				*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.				*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.				*
101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				*

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
Date: February 23, 2023

Kratos Defense & Security Solutions, Inc.

By:	/s/ Eric M. DeMarco
Eric M. DeMarco President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric M. DeMarco Eric M. DeMarco	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2023

/s/ Deanna H. Lund Deanna H. Lund	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	February 23, 2023

/s/ Maria Cervantes de Burgreen Maria Cervantes de Burgreen	Vice President and Corporate Controller (Principal Accounting Officer)	February 23, 2023

/s/ Scott Anderson Scott Anderson	Director	February 23, 2023

/s/ William Hoglund William Hoglund	Director	February 23, 2023

/s/ Scot Jarvis Scot Jarvis	Director	February 23, 2023

/s/ Jane E. Judd Jane E. Judd	Director	February 23, 2023

/s/ Sam Liberatore Sam Liberatore	Director	February 23, 2023

/s/ Amy Zegart Amy Zegart	Director	February 23, 2023

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Kratos Defense & Security Solutions, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kratos Defense & Security Solutions, Inc. and subsidiaries (the "Company") as of December 25, 2022 and December 26, 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three fiscal years in the period ended December 25, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 25, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 25, 2022 and December 26, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 25, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Cosmic Advanced Engineered Solutions, Inc., which was acquired by the Company on December 27, 2021, and the Engineering Division of Southern Research Institute, which was acquired by the Company on March 17, 2022. The total assets of Cosmic Advanced Engineered Solutions, Inc. are approximately 0.7% of total assets and approximately 6.7% of the revenues of the consolidated financial statements as of and for the year ended December 25, 2022. The total assets of the Engineering Division of Southern Research Institute are approximately 0.7% of the total assets and approximately 3.0% of the revenues of the consolidated financial statements as of and for the year ended December 25, 2022. Accordingly, our audit did not include the internal control over financial reporting at Cosmic Advanced Engineered Solutions, Inc. or the Engineering Division of Southern Research Institute.
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
The Company recognizes revenue over time using the cost-to-cost method (cost incurred relative to total estimated cost at completion) for most of its fixed-price contracts. Management must make various assumptions and estimates regarding technical, schedule and cost aspects of these contracts to develop estimates of cost at completion. A significant change in cost estimates could affect the overall profitability and timing of revenue recognition related to one or more of its fixed-price contracts.
Given the complexity of certain fixed-price contracts at the Company, the limited amount of historical activity in certain instances, and significant judgment and estimates necessary to estimate future costs and margin at completion, auditing these estimates involved especially subjective judgment.
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

Goodwill Impairment Analysis — Refer to Note 3 to the consolidated financial statements

Critical Audit Matter Description

The goodwill balance at December 25, 2022 was $558.2 million which is allocated among various reporting units.

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
February 23, 2023

We have served as the Company’s auditor since 2013.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
December 25, 2022 and December 26, 2021
 (in millions, except par value and number of shares)

	2022	2021
Assets
Current assets:
Cash and cash equivalents	$81.3	$349.4
Accounts receivable, net	105.7	93.9
Unbilled receivables, net	222.8	190.8
Inventoried costs	125.5	91.7
Prepaid expenses	11.9	9.8
Other current assets	35.4	22.5
Total current assets	582.6	758.1
Property, plant and equipment, net	213.1	168.3
Operating lease right-of-use assets	47.4	38.5
Goodwill	558.2	493.9
Intangible assets, net	55.2	43.2
Other assets	95.0	87.5
Total assets	$1,551.5	$1,589.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57.3	$50.4
Accrued expenses	33.8	27.2
Accrued compensation	52.2	47.3
Accrued interest	1.5	1.5
Billings in excess of costs and earnings on uncompleted contracts	62.1	58.1
Current portion of operating lease liabilities	10.8	10.1
Other current liabilities	15.6	25.7
Current liabilities of discontinued operations	0.9	0.8
Total current liabilities	234.2	221.1
Long-term debt	250.2	296.7
Operating lease liabilities, net of current portion	40.8	32.7
Other long-term liabilities	77.4	76.2
Long-term liabilities of discontinued operations	1.4	2.5
Total liabilities	604.0	629.2
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	11.2	15.2
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 authorized, 0 shares outstanding at December 25, 2022 and December 26, 2021	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 125,985,306 and 123,987,424 shares issued and outstanding at December 25, 2022 and December 26, 2021, respectively	—	—
Additional paid-in capital	1,608.4	1,578.9
Accumulated other comprehensive income (loss)	(0.8)	0.6
Accumulated deficit	(671.3)	(634.4)
Total stockholders’ equity	936.3	945.1
Total liabilities and stockholders’ equity	$1,551.5	$1,589.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 25, 2022, December 26, 2021, and December 27, 2020
(in millions, except per share amounts)

	2022	2021	2020
Service revenues	$325.2	$219.4	$248.7
Product sales	573.1	592.1	499.0
Total revenues	898.3	811.5	747.7
Cost of service revenues	239.0	156.2	182.5
Cost of product sales	433.3	430.2	362.0
Total costs	672.3	586.4	544.5
Gross profit	226.0	225.1	203.2
Selling, general and administrative expenses	182.5	160.2	144.5
Merger and acquisition related items	0.7	1.8	1.7
Research and development expenses	38.6	35.2	27.0
Restructuring expenses and other	6.8	—	0.7
Operating income (loss)	(2.6)	27.9	29.3
Other expense:
Interest expense, net	(17.7)	(23.4)	(22.8)
Loss on extinguishment of debt	(13.0)	—	—
Other income (expense), net	0.6	(0.1)	0.3
Total other expense, net	(30.1)	(23.5)	(22.5)
Income (loss) from continuing operations before income taxes	(32.7)	4.4	6.8
Provision (benefit) for income taxes from continuing operations	1.4	3.9	(73.5)
Income (loss) from continuing operations	(34.1)	0.5	80.3
Discontinued operations
Loss from operations of discontinued component	(0.3)	(2.3)	(1.2)
Income tax benefit	(1.2)	(0.2)	(0.3)
Income (loss) from discontinued operations	0.9	(2.1)	(0.9)
Net income (loss)	$(33.2)	$(1.6)	$79.4
Less: Net income (loss) attributable to noncontrolling interest	3.7	0.4	(0.2)
Net income (loss) attributable to Kratos	$(36.9)	$(2.0)	$79.6
Basic income (loss) per common share attributable to Kratos:
Income (loss) from continuing operations	$(0.30)	$0.00	$0.70
Income (loss) from discontinued operations	0.01	(0.02)	(0.01)
Net income (loss) per common share	$(0.29)	$(0.02)	$0.69
Diluted income (loss) per common share attributable to Kratos:
Income (loss) from continuing operations	$(0.30)	$0.00	$0.68
Income (loss) from discontinued operations	0.01	(0.02)	(0.01)
Net income (loss) per common share	$(0.29)	$(0.02)	$0.67
Weighted average common shares outstanding:
Basic	126.7	124.6	115.5
Diluted	126.7	128.0	118.7

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years ended December 25, 2022, December 26, 2021, and December 27, 2020
(in millions, except per share amounts)

	2022	2021	2020
Net income (loss)	$(33.2)	$(1.6)	$79.4
Other comprehensive income (loss):
Change in cumulative translation adjustment	(2.3)	(0.8)	2.0
Postretirement benefit reserve adjustment net of tax expense (income)	0.9	—	(0.2)
Other comprehensive income (loss), net of tax	(1.4)	(0.8)	1.8
Comprehensive income (loss)	(34.6)	(2.4)	81.2
Less: Comprehensive income (loss) attributable to noncontrolling interest	3.7	0.4	(0.2)
Comprehensive income (loss) attributable to Kratos	$(38.3)	$(2.8)	$81.4

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 25, 2022, December 26, 2021, and December 27, 2020
(in millions)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 29, 2019	$15.0	106.6	$—	$1,286.5	$(0.4)	$(712.0)	$574.1
Stock-based compensation	—	—	—	21.0	—	—	21.0
Issuance of common stock for employee stock purchase plan, options and warrants	—	0.4	—	4.8	—	—	4.8
Restricted stock issued and related taxes	—	0.2	—	(1.4)	—	—	(1.4)
Issuance of common stock	—	15.8	—	245.4	—	—	245.4
Net income (loss)	(0.2)	—	—	—	—	79.6	79.6
Other comprehensive income, net of tax	—	—	—	—	1.8	—	1.8
Balance, December 27, 2020	14.8	123.0	—	1,556.3	1.4	(632.4)	925.3
Stock-based compensation	—	—	—	25.8	—	—	25.8
Issuance of common stock for employee stock purchase plan, options and warrants	—	0.4	—	5.9	—	—	5.9
Restricted stock issued and related taxes	—	0.6	—	(9.1)	—	—	(9.1)
Net income (loss)	0.4	—	—	—	—	(2.0)	(2.0)
Other comprehensive loss, net of tax	—	—	—	—	(0.8)	—	(0.8)
Balance, December 26, 2021	15.2	124.0	—	1,578.9	0.6	(634.4)	945.1
Stock-based compensation	—	—	—	26.3	—	—	26.3
Issuance of common stock for employee stock purchase plan, options and warrants	—	0.5	—	6.2	—	—	6.2
Restricted stock issued and related taxes	—	1.0	—	(12.5)	—	—	(12.5)
Issuance of common stock for acquisitions	—	0.3	—	5.0	—	—	5.0
Net income (loss)	3.7	—	—	—	—	(36.9)	(36.9)
Other comprehensive loss, net of tax	—	—	—	—	(1.4)	—	(1.4)
Acquisition of noncontrolling interest	(7.7)	0.2	—	4.5	—	—	4.5
Balance, December 25, 2022	$11.2	126.0	$—	$1,608.4	$(0.8)	$(671.3)	$936.3

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 25, 2022, December 26, 2021, and December 27, 2020
(in millions)

	2022	2021	2020
Operating activities:
Net income (loss)	$(33.2)	$(1.6)	$79.4
Income (loss) from discontinued operations	0.9	(2.1)	(0.9)
Income (loss) from continuing operations	(34.1)	0.5	80.3
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	30.5	25.7	24.6
Deferred income taxes	(3.1)	(0.4)	(78.2)
Amortization of lease right-of-use assets	10.4	9.0	9.4
Stock-based compensation	26.3	25.8	21.0
Loss on extinguishment of debt	13.0	—	—
Amortization of deferred financing costs	0.8	1.0	1.0
Recovery of doubtful accounts	—	(0.2)	—
Litigation settlement charges	5.5	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(4.9)	2.6	(3.7)
Unbilled receivables	(22.4)	(15.7)	3.6
Inventoried costs	(23.8)	(5.3)	(5.3)
Prepaid expenses	(1.9)	2.4	(2.1)
Other assets	(18.7)	(6.9)	(8.7)
Operating lease liabilities	(10.5)	(9.3)	(10.2)
Accounts payable	4.5	(5.3)	(2.4)
Accrued expenses	5.6	(7.4)	1.0
Accrued compensation	0.8	(1.3)	8.5
Accrued interest	0.1	(0.1)	(0.1)
Billings in excess of costs and earnings on uncompleted contracts	2.7	24.1	(5.0)
Income tax receivable and payable	0.1	1.4	(1.1)
Other liabilities	(6.5)	(5.3)	12.1
Net cash provided by (used in) operating activities from continuing operations	(25.6)	35.3	44.7
Investing activities:
Cash paid for acquisitions, net of cash acquired	(132.2)	(12.3)	(51.5)
Proceeds from sale of assets	0.2	2.2	0.1
Proceeds from insurance	—	4.5	—
Capital expenditures	(45.4)	(46.5)	(35.9)
Net cash used in investing activities from continuing operations	(177.4)	(52.1)	(87.3)
Financing activities:
Proceeds from the issuance of long-term debt	200.0	—	5.1
Proceeds from the issuance of common stock	—	—	240.4
Borrowing under credit facility	100.0	—	—
Redemption of Senior Secured Notes	(309.8)	—	—
Repayment under credit facility, term loan and other debt	(42.5)	(5.1)	(0.6)
Payments of employee taxes withheld from share-based awards	(12.5)	(9.1)	(1.4)
Debt issuance costs	(3.3)	—	—
Payments under finance leases	(1.4)	(1.0)	(0.6)
Proceeds from shares issued under equity plans	6.2	5.9	4.8
Net cash provided (used in) by financing activities from continuing operations	(63.3)	(9.3)	247.7
Net cash flows provided by (used in) continuing operations	(266.3)	(26.1)	205.1
Net operating cash flows of discontinued operations	(0.1)	(4.5)	1.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.7)	(1.5)	1.9
Net increase (decrease) in cash, cash equivalents and restricted cash	(268.1)	(32.1)	208.9
Cash, cash equivalents and restricted cash at beginning of year	349.4	381.5	172.6
Cash, cash equivalents and restricted cash at end of year	$81.3	$349.4	$381.5
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$13.7	$19.9	$19.9
Net cash paid during the year for income taxes	$4.4	$2.0	$2.5
Non-cash financing and investing activities:
Financing lease obligation incurred	$9.1	5.8	0.9
Capital expenditures included in accounts payable and accrued expenses	$2.7	$3.0	$2.9
Common stock issuance for purchase of noncontrolling interests	$2.7	$—	$—
Common stock issuance for acquisition	$5.0	$—	$5.0

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Summary of Significant Accounting Policies

(a)    Description of Business

Kratos is a technology company addressing the defense, National Security and commercial markets. Kratos is recognized as a leading technology, intellectual property, proprietary product and system company and a recognized industry leader in the rapid development, demonstration and fielding of disruptive, transformative and high technology systems and products at an affordable cost. At Kratos, affordability is a technology and Kratos’ focus areas include unmanned systems, space and satellite communications, microwave electronics, cybersecurity/warfare, rocket, hypersonic and missile defense systems, turbine and engine propulsion technologies, and Command, Control, Communication, Computing, Combat, Intelligence Surveillance and Reconnaissance (“C5ISR”) Systems and training systems. The Company believes that by being “first to market” and its technology, intellectual property, proprietary products, reputation and designed-in positions on its customers’ programs, platforms and systems, and the ability to rapidly develop, demonstrate and field affordable leading technology systems is a competitive advantage. The Company believes that its past performance qualifications and demonstrated ability to meet or exceed its customers’ demanding requirements creates a high barrier to entry to the markets in which it operates. The Company’s work force is primarily engineering and technically oriented, highly skilled with a significant number holding National Security clearances. The Company’s entire organization is focused on executing its strategy of being the leading technology and intellectual property based product and system company and being “first to market” in each of its industry leading core competency areas.

The Company conducts most of its business with the U.S. Government (which includes foreign military sales) and performs work as the prime contractor, subcontractor, or preferred supplier. The Company also conducts business with local, state, and foreign governments and domestic and international commercial customers.

The Company operates in two reportable segments. The Kratos Government Solutions (“KGS”) reportable segment is comprised of an aggregation of KGS operating segments, including its microwave electronic products, space, satellite, training and cybersecurity, C5ISR/modular systems, turbine technologies and defense and rocket support services operating segments. The Unmanned Systems (“US”) reportable segment consists of its unmanned aerial system and unmanned ground and seaborne system products. The Public Safety & Security (“PSS”) reportable segment (which was divested in June 2018 and has been classified as discontinued operations - see Note 9 of these Notes to Consolidated Financial Statements) previously provided independent integrated solutions for advanced homeland security, public safety, critical infrastructure, and security and surveillance systems for government and commercial applications.

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

(c)    Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year, with interim fiscal periods ending on the last Sunday of each calendar quarter. There were 52 calendar weeks in the fiscal years ending on December 25, 2022 and December 26, 2021 and December 27, 2020.

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

Remaining Performance Obligations

Revenues from remaining performance obligations are calculated as the dollar value of the remaining performance obligations on executed contracts. On December 25, 2022, the Company had approximately $1,112.4 million of remaining performance obligations. The Company expects to recognize approximately 56.0% of the remaining performance obligations as revenue in 2023, an additional 13.0% in 2024, and the balance thereafter.

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

As a result of the EAC process, any quarterly adjustments to revenues, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if it is determined the Company will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if it is determined the Company will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could affect the profitability of one or more of the Company’s contracts. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined. For the year ended December 26, 2021 the Company recorded a $6.9 million favorable EAC adjustment on one of its long-term government contracts. No other cumulative catch-up adjustment on any one contract was material to the Company’s consolidated financial statements for the years ended December 25, 2022, December 26, 2021 and December 27, 2020. Likewise, other than the impact of the adjustment for the one contract in the year ended December 26, 2021, total cumulative catch-up adjustments were not material for the years ended December 25, 2022, December 26, 2021 and December 27, 2020. As of December 25, 2022 and December 26, 2021, accrued expenses included the accrual for losses on contracts of $1.2 million and $2.8 million, respectively.

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

Net contract assets and liabilities are as follows (in millions):

	December 25, 2022	December 26, 2021	Net Change
Contract assets	$222.8	$190.8	$32.0
Contract liabilities	$62.1	$58.1	$4.0
Net contract assets	$160.7	$132.7	$28.0

The change in the balances of the Company’s contract assets and liabilities primarily results from timing differences between revenue recognition and customer billings and/or payments. Contract assets increased $32.0 million during the year ended December 25, 2022, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations for which the Company has not yet billed the customers and the impact of the acquisitions of Cosmic and SRE. There were no significant impairment losses related to any receivables or contract assets arising from the Company’s contracts with customers during the year ended December 25, 2022. Contract liabilities increased $4.0 million during the year ended December 25, 2022, primarily due to payments received in excess of revenue recognized on these performance obligations. For the years ended December 25, 2022 and December 26, 2021, the Company recognized revenue of $47.5 million and $27.1 million, respectively, that was previously included in the beginning balance of contract liabilities.

In November 2019, a large training solutions program was terminated for convenience (“T for C”) by the customer. Under a T for C, a contractor is entitled to seek specified costs through a termination settlement process including (1) the contract price for completed supplies and services accepted by the government but not previously paid for; (2) the cost incurred in the performance of work terminated plus a reasonable profit on those costs; and (3) its costs incurred in settling with subcontractors and preparing and settling the termination proposal. Under a T for C, the Company would not be able to collect the total withheld amounts until the settlement terms of the T for C have been negotiated and agreed to with the customer. In March 2022, the Company and the customer agreed to a settlement of $6.0 million for a portion of the amounts outstanding on this project, which was collected in July 2022. At December 25, 2022, approximately $4.8 million in unbilled receivables is outstanding on this project. The remaining unbilled balance of $4.8 million is subject to negotiation and settlement with the customer.

The Company was also in dispute with an international customer in the Unmanned Systems (US) segment concerning the completion of certain system requirements and certain contractual milestones related to a contract the Company acquired with the acquisition of CEi in 2012. On June 30, 2022, the parties entered into a settlement agreement to resolve their dispute and to settle all claims and counterclaims, and are currently in the process of implementing the terms of the settlement agreement. The Company has recorded a $5.5 million litigation settlement charge included in restructuring expenses and other in the year ended December 25, 2022. In the year ended December 25, 2022, the Company paid approximately $3.7 million related to the settlement agreement.

    Disaggregation of Revenue

    The following series of tables presents the Company’s revenue disaggregated by several categories. For the majority of contracts, revenue is recognized over time as work is performed on the contract. Revenue by contract type was as follows (in millions):

	Year Ended December 25, 2022	Year Ended December 26, 2021
Kratos Government Solutions
Fixed price	$476.1	$447.3
Cost plus fee	158.4	96.9
Time and materials	42.1	35.4
Total Kratos Government Solutions	676.6	579.6
Unmanned Systems
Fixed price	156.6	151.4
Cost plus fee	59.1	78.1
Time and materials	6.0	2.4
Total Unmanned Systems	221.7	231.9
Total Revenues	$898.3	$811.5

Revenue by customer was as follows (in millions):

	Year Ended December 25, 2022	Year Ended December 26, 2021
Kratos Government Solutions
U.S. Government (1)	$420.4	$359.7
International (2)	157.5	151.5
U.S. Commercial and other customers	98.7	68.4
Total Kratos Government Solutions	676.6	579.6
Unmanned Systems
U.S. Government (1)	203.3	211.4
International (2)	15.6	18.3
U.S. Commercial and other customers	2.8	2.2
Total Unmanned Systems	221.7	231.9
Total Revenues	$898.3	$811.5

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

From time to time, the Company may proceed with work based on customer direction prior to the completion and signing of formal contract documents. The Company has a formal review process for approving any such work. Revenue associated with such work is recognized only when the criteria to establish a contract under ASC 606 are met and the obligations under the contract are legally enforceable. As of December 25, 2022 and December 26, 2021, approximately

$12.2 million and $2.9 million, respectively, of the Company’s unbilled accounts receivable balance were under an authorization to proceed or work order from its customers where a formal purchase order had not yet been received.

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

When tax deductions from stock options and awards are greater than the cumulative book compensation expense, the tax effect of the resulting difference is a windfall. For the year ended December 25, 2022, an income tax benefit of $0.7 million was recorded for windfalls generated from stock options and awards exercised in 2022. For the year ended December 26, 2021, an income tax benefit of $2.4 million was recorded for windfalls generated from stock options and awards exercised in 2021. For the tax year ended December 27, 2020, an income tax benefit of $1.0 million was recorded for windfalls generated from stock options and awards exercised in 2020.

The following table shows the amounts recognized in the consolidated financial statements for stock-based compensation expense related to stock options, stock awards and stock offered under the Company’s employee stock purchase plan (in millions).

	Year ended December 25, 2022	Year ended December 26, 2021	Year ended December 27, 2020
Selling, general and administrative expenses	$26.3	$25.8	$21.0
Total cost of employee stock-based compensation included in operating income (loss) from continuing operations	$26.3	$25.8	$21.0

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

The following table outlines the balance of the Company’s allowance for doubtful accounts for 2022, 2021 and 2020. The table identifies the additional provisions each year as well as the write-offs that utilized the allowance (in millions).

Allowance for Doubtful Accounts	Balance at Beginning of Year	Provisions	Write-offs/ Recoveries	Balance at End of Year
Year ended December 27, 2020	$1.9	$—	$(0.1)	$1.8
Year ended December 26, 2021	$1.8	$(0.2)	$(1.2)	$0.4
Year ended December 25, 2022	$0.4	$—	$—	$0.4

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

(p)    Fair Value of Financial Instruments

ASC Topic 825, Financial Instruments, requires that fair values be disclosed for the Company’s financial instruments. The carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued expenses, billings in excess of costs and earnings on uncompleted contracts, and income taxes payable, approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s long-term debt outstanding at December 25, 2022 is recorded at fair value. The fair value of the Company’s Senior Secured Notes (as defined below in Note 5), which were redeemed on March 14, 2022, is based upon quoted market prices.

The Company uses forward exchange contracts to manage foreign currency risks associated with certain transactions, specifically forecasted materials and salaries paid in foreign currencies. These derivative instruments are measured at fair value using observable market inputs such as forward rates. Based on these inputs, the derivative instruments are classified within
Level 2 of the valuation hierarchy. At December 25, 2022, the derivative instruments were included in other current assets and other current liabilities on the Company's Condensed Consolidated Balance Sheets. The carrying amounts and the related fair values of the Company’s derivative instruments measured at fair value on a recurring basis at December 25, 2022, are presented in Note 15. There were no derivative instruments for forward exchange contracts at December 26, 2021.

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

(s)    Interest Expense, Net

Interest expense, net is summarized in the following table (in millions):

	Year ended December 25, 2022	Year ended December 26, 2021	Year ended December 27, 2020
Interest expense incurred primarily on indebtedness	$(18.3)	$(23.7)	$(23.6)
Miscellaneous interest income	0.6	0.3	0.8
Interest expense, net	$(17.7)	$(23.4)	$(22.8)

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

The aggregate foreign currency transaction gain (loss) included in determining net income (loss) for the years ended December 25, 2022, December 26, 2021, and December 27, 2020 was approximately $(0.1) million, $(0.8) million, and $0.0 million, respectively, which is included in other income (expense), net on the accompanying consolidated statements of operations and comprehensive income (loss).

(u)    Recent Accounting Pronouncements

Accounting standards updates adopted and/or issued, but not effective until after December 25, 2022, are not expected to have a material effect on the Company’s consolidated financial position, annual results of operations and/or cash flows.

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

For the year ended December 27, 2020 (all amounts, except per share amounts, are in millions):

Pro forma revenues	$766.0
Pro forma net income before tax	$2.6
Pro forma net income	$74.5

Basic pro forma income per share	$0.65
Diluted pro forma income per share	$0.63

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

CTT Inc.

On December 10, 2021 , the Company acquired CTT Inc. (“CTT”), a company that designs, develops, and manufactures microwave application components and equipment primarily for customers in the defense industry. The purchase price was approximately $22.0 million in cash, subject to adjustments for transaction expenses, indebtedness, cash on hand, and post-closing working capital adjustments. Approximately $6.3 million of the purchase price was paid on December 10, 2021, $15.2 million of the purchase price was paid on December 30, 2021, and the remainder of the purchase price was paid during the three months ended June 26, 2022. The allocation of the total consideration for this acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocations to be material to the Company's consolidated financial statements. The operating results of the acquisition have been included in the Company’s results of operations from the effective acquisition date. The amount of net sales and earnings of CTT included in the condensed consolidated statement of operations for the year ended December 26, 2021 are not material. Had the acquisition occurred as of December 28, 2020, net sales, net income from consolidated operations, net income attributable to Kratos, and basic and diluted net income per share attributable to Kratos on a pro forma basis for the year ended December 26, 2021 would not have been materially different than the reported amounts. CTT is included in the Kratos KGS segment.

Cosmic Advanced Engineered Solutions, Inc.

On December 27, 2021, Kratos Integral Holdings, LLC entered into a Stock Purchase Agreement to acquire Cosmic Advanced Engineered Solutions, Inc. (“Cosmic”) from the Carol L. Zanmiller Living Trust and the John G. Hutchens Living Trust for approximately $37.5 million in cash (not including a $0.4 million holdback to be paid at a later date). Cosmic focuses on radio frequency (RF), terrestrial, and space-based communication solutions, including digital signals processing and geolocation analysis. In addition, Cosmic provides overhead persistent infrared for missile defense systems and embedded cyber solutions to U.S. Government agencies. On December 27, 2021, the acquisition was completed following the satisfaction of all closing conditions, including receipt of regulatory approval from all required government authorities. The operating results of the acquisition have been included in the Company’s results of operations from the effective acquisition date. Cosmic is included in the KGS segment.

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

The following table summarizes the allocation of the purchase price over the estimated fair values of the major assets acquired and liabilities assumed (in millions):

Accounts receivable	$3.8
Unbilled receivables	4.1
Other current assets	0.1
Property and equipment	1.3
Intangible assets	8.5
Total identifiable net assets acquired	17.8
Total identifiable net liabilities assumed	(9.1)
Goodwill	29.2
Net assets acquired, excluding cash	$37.9

Based on the Company’s estimate of fair value, as of December 27, 2021, net liabilities included $6.7 million of current liabilities. The identifiable intangible assets include trade names of $0.6 million with a remaining useful life of 5 years, backlog of $1.7 million with an estimated useful life of 1 year, customer relationships of $4.4 million with a remaining useful life of 10 years, and developed technology of $1.8 million with a remaining useful life of 5 years. The Company also established a deferred tax liability of $2.4 million for the difference between the financial statement basis and tax basis of the acquired assets of Cosmic and a corresponding increase in goodwill. The goodwill recorded in this transaction is not expected to be tax-deductible.

The value of customer relationships was estimated using the multi-period excess earnings method (“MPEEM”), an income approach (Level 3), which converts projected revenues and costs into cash flows. To reflect the fact that certain other assets contribute to the cash flows generated, the returns for these contributory assets were removed to arrive at estimated cash flows solely attributable to the acquired customer relationships, which were discounted at a rate of 11% to determine the fair value. The value of backlog was also valued using MPEEM. The value of developed technology was estimated using the relief-from-royalty method, an income approach (Level 3), which estimates the cost savings that accrue to the owner of the intangible asset that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. A royalty rate of 11% was applied to the projected revenues associated with the intangible asset to determine the amount of savings in order to determine the fair value.

The amounts of revenue and operating loss of Cosmic included in the Company’s condensed consolidated statement of operations for the year ended December 25, 2022 were $59.9 million and $0.4 million, respectively.

A summary of the consideration paid for the acquired ownership in Cosmic is as follows (in millions):

Cash paid	$39.0
Holdback to be paid at later date	0.4
Less: Cash acquired	(1.5)
Total consideration	$37.9

Pro Forma Financial Information (Unaudited)

The following tables summarize the supplemental condensed consolidated statements of operations information on an unaudited pro forma basis as if the acquisition of Cosmic occurred on December 28, 2020 and include adjustments that were directly attributable to the foregoing transactions. There are no material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and income (loss). The pro forma results are for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results that would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations that may occur in the future.

For the year ended December 26, 2021 (all amounts, except per share amounts, are in millions):

Pro forma revenues	$855.2
Pro forma net loss before tax	$(0.8)
Pro forma net loss	$(2.9)

Basic pro forma loss per share	$(0.03)
Diluted pro forma loss per share	$(0.03)

Southern Research Engineering Division

On March 9, 2022, the Company executed an Asset Purchase Agreement to acquire the assets of the Engineering Division of Southern Research Institute (“SRI”), an Alabama non-profit corporation, for a purchase price of approximately $79.4 million, comprised of $74.4 million in cash, subject to adjustments for working capital, potential earn-out consideration tied to revenue from certain in-development products, indebtedness and transaction expenses, and $5.0 million in Kratos common stock. SRI’s Engineering Division (“SRE”) is the market leader in assisting customers in the development, modeling, and deployment of advanced materials for extreme environments, including hypersonic, space, missile, missile defense, strategic deterrence, propulsion systems, and energy applications. SRE also specializes in Intelligence Surveillance and Reconnaissance sensor development, electromechanical systems design and integration, aerospace engineering, materials engineering, artificial intelligence and machine learning, directed energy, RF systems design and integration, advanced manufacturing, and computational sciences. The acquisition established Kratos SRE, Inc., a new business within Kratos’ Defense and Rocket Support Services Division.

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

The following table summarizes the preliminary allocation of the purchase price over the estimated fair values of the major assets acquired and liabilities assumed (in millions):

Accounts receivable	$2.9
Unbilled receivables	11.1
Inventory	0.5
Other current assets	0.2
Property and equipment	22.8
Other assets	0.2
Intangible assets	10.8
Total identifiable net assets acquired	48.5
Total identifiable net liabilities assumed	(3.4)
Goodwill	34.3
Net assets acquired, excluding cash	$79.4

Based on the Company’s preliminary estimate of fair value, as of May 23, 2022, net liabilities included $2.5 million of current liabilities. The identifiable intangible assets include trade names of $0.5 million with a remaining useful life of 5 years, backlog of $2.5 million with an estimated useful life of 3 years, in-process research and development of $7.3 million that will commence amortization at the completion of the development, and developed technology of $0.5 million with a remaining useful life of 3 years. The Company also established a deferred tax asset of $0.2 million for the difference between the financial statement basis and tax basis of the acquired assets of SRE and a corresponding decrease in goodwill. The goodwill recorded in this transaction is expected to be tax-deductible.

The value of backlog was estimated using the multi-period excess earnings method (“MPEEM”), an income approach (Level 3), which converts projected revenues and costs into cash flows. To reflect the fact that certain other assets contribute to the cash flows generated, the returns for these contributory assets were removed to arrive at estimated cash flows solely attributable to the acquired backlog, which were discounted at a rate of 6.4% to determine the fair value. The value of developed technology was estimated using the relief-from-royalty method, an income approach (Level 3), which estimates the cost savings that accrue to the owner of the intangible asset that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. A royalty rate was applied to the projected revenues associated with the intangible asset to determine the amount of savings, which was at a rate of 11% to determine the fair value. The value of in-process research and development was also estimated using the relief-from-royalty method. A royalty rate of 12% was applied to the projected revenues associated with the intangible asset to determine the amount of savings in order to determine the fair value.

The amounts of revenue and operating income of SRE included in the Company’s condensed consolidated statement of operations for the year end December 25, 2022 were $26.8 million and $2.9 million, respectively.

A summary of the consideration paid for the acquired assets is as follows (in millions):

Cash paid	$74.4
Common stock issued	5.0
Total consideration	$79.4

Pro Forma Financial Information (Unaudited)

The following tables summarize the supplemental condensed consolidated statements of operations information on an unaudited pro forma basis as if the acquisition of SRE occurred on December 28, 2020 and include adjustments that were directly attributable to the foregoing transactions. There are no material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and income (loss). The pro forma results are for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results that would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations that may occur in the future.

For the years ended December 25, 2022 and December 26, 2021 (all amounts, except per share amounts, are in millions):

	2022	2021
Pro forma revenues	$915.3	$850.7
Pro forma net income (loss) before tax	$(31.6)	$3.8
Pro forma net income ( loss)	$(35.8)	$1.3

Basic pro forma income (loss) per share	$(0.28)	$0.01
Diluted pro forma income (loss) per share	$(0.28)	$0.01

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

The KGS reportable segment has five operating businesses: Defense Rocket Support Services (“DRSS”), Microwave Electronics (“ME”), Space, Training and Cybersecurity Solutions (“ST&C”), C5ISR/Modular Systems (“MS”), and Kratos Turbine Technologies (“KTT”). All of the KGS operating segments provide technology based defense solutions, involving products and services, primarily for mission critical U.S. National Security priorities, with the primary focus relating to the nation’s C5ISR requirements. The US reportable segment consists of its unmanned aerial system, unmanned ground, and unmanned seaborne system products.

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

The carrying amounts of goodwill as of December 25, 2022 and December 26, 2021 by reportable segment are as follows (in millions):

	As of December 25, 2022
	US	KGS	Total
Gross value	$127.9	$683.6	$811.5
Less accumulated impairment	13.8	239.5	253.3
Net	$114.1	$444.1	$558.2

	As of December 26, 2021
	US	KGS	Total
Gross value	$127.9	$619.3	$747.2
Less accumulated impairment	13.8	239.5	253.3
Net	$114.1	$379.8	$493.9

(b)    Purchased Intangible Assets

The following table sets forth information for acquired finite-lived and indefinite-lived intangible assets (in millions):

	As of December 25, 2022			As of December 26, 2021
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$80.9	$(60.1)	$20.8	$76.5	$(57.6)	$18.9
Contracts and backlog	39.1	(36.3)	2.8	34.9	(33.1)	1.8
Developed technology and technical know-how	33.7	(27.0)	6.7	31.4	(25.8)	5.6
Trade names	3.8	(2.3)	1.5	2.7	(2.0)	0.7
In-process research and development	16.8	(0.3)	16.5	9.5	(0.2)	9.3
Total finite-lived intangible assets	174.3	(126.0)	48.3	155.0	(118.7)	36.3
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$181.2	$(126.0)	$55.2	$161.9	$(118.7)	$43.2

The aggregate amortization expense for finite-lived intangible assets was $7.4 million, $4.7 million and $6.8 million, for the years ended December 25, 2022, December 26, 2021, and December 27, 2020, respectively. The Company records all amortization expense in selling, general and administrative expenses.

The estimated future amortization expense of acquired intangible assets with finite lives as of December 25, 2022 is as follows (in millions):

Fiscal Year	Amount
2023	6.8
2024	5.9
2025	6.2
2026	5.6
2027	4.7
Thereafter	19.1
Total	$48.3

Note 4.    Balance Sheet Details

The detail of certain assets in the consolidated balance sheets consists of the following:

Cash and cash equivalents

The Company’s cash equivalents consist of overnight cash sweep accounts that are invested on a daily basis. Cash and cash equivalents at December 25, 2022 and December 26, 2021 were $81.3 million and $349.4 million, respectively, and approximated their fair value.

Accounts receivable, net and Unbilled receivables, net

Receivables including amounts due under long-term contracts are summarized as follows (in millions):

	December 25, 2022	December 26, 2021
Billed, current	$105.9	$94.2
Unbilled, current	223.0	190.9
Total current accounts receivable	328.9	285.1
Allowance for doubtful accounts	(0.4)	(0.4)
Total accounts receivable and unbilled receivables, net	$328.5	$284.7

Substantially all accounts receivable at December 25, 2022, are expected to be collected in 2023. The Company does not believe it has significant exposure to credit risk, as accounts receivable and the related unbilled amounts are primarily from contracts associated with the U.S. Government.

U.S. Government contract receivables where the Company is the prime contractor included in accounts receivable, net (in millions):

	December 25, 2022	December 26, 2021
Billed	$15.9	$11.3
Unbilled	87.4	93.6
Total U.S. Government contract receivables	$103.3	$104.9

Inventoried costs (in millions):

	December 25, 2022	December 26, 2021
Raw materials	$73.6	$58.5
Work in process	50.8	28.5
Finished goods	1.1	4.7
Total inventoried costs	$125.5	$91.7

Property, plant and equipment, net (in millions)

	December 25, 2022	December 26, 2021
Finance lease right of use assets	$54.9	$46.4
Land and buildings	38.4	19.8
Computer equipment and software	45.7	40.0
Machinery and equipment	129.9	109.1
Furniture and office equipment	7.6	7.6
Leasehold improvements	22.9	16.9
Construction in progress	51.0	45.3
Property and equipment	350.4	285.1
Accumulated depreciation and amortization	(137.3)	(116.8)
Total property and equipment, net	$213.1	$168.3

Depreciation expense was $23.1 million, $21.0 million and $17.8 million for the years ended December 25, 2022, December 26, 2021, and December 27, 2020, respectively.

Note 5.    Debt

(a) New Credit Facility

On February 18, 2022, the Company completed the refinancing of its outstanding $90 million revolving credit facility and $300 million 6.5% Senior Secured Notes due November 2025 (the “Senior Secured Notes”), with a new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A (collectively, the “New Credit Facility”). The Company incurred debt issuance costs of $3.3 million associated with the New Credit Facility. During the year ended December 25, 2022, the Company made $2.5 million of principal payments on Term Loan A. The Company has net amounts outstanding of approximately $60 million under the new Revolving Credit Facility, with approximately $140 million remaining in borrowing capacity, less approximately $10.0 million of letters of credit outstanding.

On February 18, 2022, the proceeds of $300 million from the New Credit Facility, along with cash funded by the Company for the 3.25% call premium to redeem the Company’s outstanding Senior Secured Notes, plus accrued interest, was distributed to the trustee for redemption of the Senior Secured Notes. The redemption of the Company’s outstanding Senior Secured Notes closed on March 14, 2022, for an amount of cash equal to 103.25% of the principal amount thereof plus accrued and unpaid interest thereon. The Company incurred a loss on the extinguishment of debt of $9.8 million related to the call premium on the Senior Secured Notes and the write-off of $3.2 million of unamortized debt issuance costs, resulting in a total loss on extinguishment of debt of $13.0 million.

The New Credit Facility is governed by a Credit Agreement (the “Credit Agreement”), dated February 18, 2022, by and among the Company, the lenders from time to time party thereto (the “Lenders”), the Issuing Banks party thereto (as defined in the Credit Agreement) and Truist Bank, in its capacity as administrative agent for the Lenders, and as an issuing bank and as the swingline lender which established a five-year senior secured credit facility which is comprised of a $200 million revolving credit facility (the “Revolving Credit Facility”) (which includes sub-facilities for the incurrence of up to $10.0 million of swingline loans and the issuance of up to $50.0 million of Letters of Credit) and a $200 million term loan (the “Term Loan A”). The Credit Agreement contemplates uncommitted incremental credit facilities of up to $200 million (which amount would be reduced by the aggregate amount of any and all incremental credit facilities actually established under the Credit Agreement)

plus additional uncommitted incremental capacity subject to a limitation based on the Company’s pro forma total net leverage ratio (including any such additional uncommitted incremental capacity).

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

Mandatory amortization on the Term Loan A is 2.5% in each of the first and second years and 5.0% in each of the third, fourth and fifth years, with the remaining outstanding balance due at maturity. The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. The Company was in compliance with the covenants contained in the Credit Agreement as of December 25, 2022.

Term Loan and Revolving Credit Debt

Term loan and revolving credit debt and the current period interest rates are as follows (in millions):

December 25, 2022
Term Loan A	$197.5
Revolving credit facility	60.0
Total debt	257.5
Less current portion	6.3
Total long-term debt, less current portion	251.2
Less long-term unamortized debt issuance costs - term loans	1.0
Total long-term debt, net of unamortized debt issuance costs - term loans	$250.2
Unamortized debt issuance costs - revolving credit facility	$1.0
Current period interest rate	6.4%

Future long-term debt principal payments at December 25, 2022 were as follows (in millions):

2023	$6.3
2024	$8.7
2025	$10.0
2026	$10.0
2027	$222.5
$257.5

(b)    6.5% Senior Secured Notes due 2025

In November 2017, the Company issued and sold $300 million aggregate principal amount of Senior Secured Notes in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Company incurred debt issuance costs of $6.6 million associated with the Senior Secured Notes. The Senior Secured Notes were redeemed on March 14, 2022.

(c)    Other Indebtedness

Credit and Security Agreement

On November 20, 2017, the Company entered into an Amended and Restated Credit and Security Agreement (as amended, the “Credit and Security Agreement”) which establishes a five year senior secured revolving credit facility in the aggregate principal amount of $90.0 million, as well as a swingline loan in an aggregate principal amount at any time outstanding not to exceed $10.0 million. The Credit and Security Agreement was replaced by the New Credit Facility on February 18, 2022.

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

Fair Value of Long-term Debt

Long-term debt under our New Credit Facility is measured at fair value on December 25, 2022. Carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at December 26, 2021 are presented in the following table:

	As of December 26, 2021
$ in millions	Principal	Carrying Amount	Fair Value
Total long-term debt including current portion	$300.0	$296.7	$308.3

The fair value of the Company’s long-term debt was based upon actual trading activity (Level 1, Observable inputs —quoted prices in active markets).

As of December 26, 2021, the difference between the carrying amount of $296.7 million and the principal amount of $300.0 million presented in the previous table, is the unamortized debt issuance costs of $3.3 million, which were being accreted to interest expense over the term of the related debt. The Senior Secured Notes were redeemed on March 14, 2022.

Note 6.    Leases

The components of lease expense for the years ended December 25, 2022, and December 26, 2021 were as follows (in millions):

	December 25, 2022	December 26, 2021
Amortization of right of use assets - finance leases	$2.9	$2.4
Interest expense on lease liabilities - finance leases	3.0	2.7
Operating lease cost (expense resulting from amortization of total lease payments)	12.9	11.2
Short-term lease cost	0.8	0.8
Variable lease cost (cost excluded from lease payments)	0.1	0.1
Sublease income	—	(0.2)
Total lease cost	$19.7	$17.0

The components of leases on the balance sheet were as follows (in millions):

	December 25, 2022	December 26, 2021
Operating Leases:
Operating lease right-of-use assets	$47.4	$38.5
Current portion of operating lease liabilities	$10.8	$10.1
Operating lease liabilities, net of current portion	$40.8	$32.7
Finance leases:
Property, plant and equipment, net	$45.8	$39.0
Other current liabilities	$1.7	$1.2
Other long-term liabilities	$49.9	$43.2

Cash paid for amounts included in the measurement of lease liabilities for the years ended December 25, 2022, and December 26, 2021 were as follows (in millions):

	December 25, 2022	December 26, 2021
Finance lease - cash paid for interest	$3.0	$2.7
Finance lease - financing cash flows	$1.4	$1.0
Operating lease - operating cash flows (fixed payments)	$13.3	$11.8

Other supplemental noncash information (in millions):

	December 25, 2022	December 26, 2021
Operating lease liabilities arising from obtaining right-of-use assets	$20.1	$3.8
Finance lease liabilities arising from obtaining right-of-use assets	$9.1	$5.8

Weighted-average remaining lease term (in years):
Operating leases	5.14	4.57
Finance leases	15.20	16.14

Weighted-average discount rate:
Operating leases	4.92%	6.50%
Finance leases	6.02%	6.51%

The maturity of lease liabilities is (in millions):

	Operating Leases	Finance Leases
2023	$12.9	$4.6
2024	11.8	4.7
2025	10.1	4.8
2026	8.7	4.9
2027	7.6	4.9
Thereafter	7.0	56.2
Total lease payments	58.1	80.1
Less: imputed interest	(6.5)	(28.5)
Total present value of lease liabilities	$51.6	$51.6

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

The following shares were excluded from the calculation of diluted income (loss) per common share because their inclusion would have been anti-dilutive (in millions):

	Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
Shares from stock options and awards	1.5	0.1	0.5

Note 8.    Income Taxes

The components of income (loss) from continuing operations before income taxes are comprised of the following (in millions):

	December 25, 2022	December 26, 2021	December 27, 2020
Domestic	$(48.4)	$(6.7)	$(1.6)
Foreign	15.7	11.1	8.4
Total	$(32.7)	$4.4	$6.8

The provision (benefit) for income taxes from continuing operations are comprised of the following (in millions):

	Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
Federal income taxes:
Current	$—	$—	$—
Deferred	(4.5)	(0.1)	(68.2)
Total Federal	(4.5)	(0.1)	(68.2)
State and local income taxes:
Current	0.6	1.5	0.5
Deferred	1.9	0.5	(9.4)
Total State and local	2.5	2.0	(8.9)
Foreign income taxes:
Current	3.9	2.9	4.2
Deferred	(0.5)	(0.9)	(0.6)
Total Foreign	3.4	2.0	3.6
Total	$1.4	$3.9	$(73.5)

A reconciliation of the total income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate of 21% to the income from continuing operations before income taxes for the years ended December 25, 2022, December 26, 2021 and December 27, 2020 is as follows (in millions):

	Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
Income tax (benefit) at federal statutory rate	$(6.9)	$0.9	$1.4
State taxes (benefit), net of federal tax benefit and valuation allowance	(0.3)	0.5	0.6
Difference in tax rates between U.S. and foreign	(0.2)	(0.5)	1.3
Increase (decrease) in valuation allowance	4.9	1.2	(80.1)
Nondeductible expense	0.5	0.8	0.4
Increase in reserve for uncertain tax positions	0.3	0.9	3.0
Other	0.2	0.1	0.8
Officer’s compensation 162(m) limitation	1.0	0.9	0.6
Release of valuation allowance due to acquisitions	—	—	(1.3)
R&D tax credit	(0.9)	(0.9)	(0.9)
Stock-based compensation	2.8	—	0.7
Total	$1.4	$3.9	$(73.5)

On August 16, 2022, the President signed into law the Inflation Reduction Act of 2022 which contained provisions effective January 1, 2023, including a 15% corporate minimum tax and a 1% excise tax on stock buybacks, both of which we expect to be immaterial to our financial results, financial position and cash flows.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows (in millions):

	December 25, 2022	December 26, 2021
Deferred tax assets:
Stock-based compensation	$9.4	$9.7
Payroll related accruals	6.7	9.2
Lease accruals	25.7	21.8
Net operating loss carryforwards	55.1	58.1
Tax credit carryforwards	11.3	13.1
Deferred expenses	14.1	10.8
Other	19.4	16.5
	141.7	139.2
Valuation allowance	(14.6)	(9.0)
Total deferred tax assets, net of valuation allowance	127.1	130.2
Deferred tax liabilities:
Unearned revenue	(3.3)	(4.3)
Operating lease right-of-use assets	(23.2)	(19.6)
Other intangibles	(23.1)	(28.0)
Property and equipment, principally due to differences in depreciation	(5.6)	(7.1)
Other	(1.6)	(1.6)
Total deferred tax liabilities	(56.8)	(60.6)
Net deferred tax asset	$70.3	$69.6

During the fourth quarter of 2022, the Company evaluated all available evidence, both positive and negative, to determine whether based on the weight of that evidence, a valuation allowance for deferred tax assets was needed. Evidence evaluated by the Company included but was not limited to, its three-year cumulative results, and its forecast of taxable income. As a result, the Company determined that the majority of the Company’s U.S. deferred tax assets were more likely than not to be realized and that a valuation allowance with respect to a majority of the Company’s deferred tax assets was not required. The remaining valuation allowance on the Company’s U.S. deferred tax assets as of December 25, 2022 relates primarily to state net operating loss carryforwards, capital loss carryforwards and research & development tax credit carryforwards the Company estimates it may not be able to utilize in future periods. During fiscal 2022, the Company recorded a net increase in its valuation allowance of $5.6 million.
At December 25, 2022, the Company had federal tax loss carryforwards of $211.2 million and various state tax loss carryforwards of $233.7 million. The federal tax loss carryforwards will begin to expire in 2031 and state tax loss carryforwards will begin to expire in 2023 in certain states. Additionally, the state capital loss carryforward generated in 2018 will begin to expire in 2023.
At December 25, 2022, the Company had federal tax credit carryforwards of $13.3 million and various state tax credit carryforwards of $0.9 million. The federal tax credit carryforwards will begin to expire in 2024 and the state tax credit carryforwards do not have an expiration.
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
In tax years 2010 and 2011 the Company experienced a Section 382 “ownership change” that will limit the utilization of NOL carryforwards. Additionally, in prior years the Company acquired corporations with NOL carryforwards at the date of acquisition (“Acquired NOLs”). The Acquired NOLs are subject to separate limitations that may further restrict the use of Acquired NOLs. For the year ended December 25, 2022, there was no impact of such Section 382 limitations on the income tax provision since the amount of taxable income did not exceed the annual limitation amount. However, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOLs or other tax attributes may be further limited.
As of December 31, 2017, all accumulated undistributed earnings of our foreign subsidiaries were subject to the one-time transition tax on foreign earnings required by the 2017 Tax Cuts and Jobs Act. It is the Company’s intention to permanently reinvest undistributed earnings of its foreign subsidiaries. As such, the Company has not provided deferred U.S. income taxes or foreign withholding taxes of approximately $6.1 million on temporary differences relating to the outside basis in its investment in foreign subsidiaries. As of December 25, 2022, the Company has $18.9 million of cash and cash equivalents available for distribution.

The Company is subject to taxation in the U.S., various state tax jurisdictions and various foreign tax jurisdictions. The Company’s tax years for 2002 and later are subject to examination by the U.S. and state tax authorities due to the existence of NOL carryforwards. Generally, the Company’s tax years for 2017 and later are subject to examination by various foreign tax authorities as well.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

Balance as of December 29, 2019	$24.0
Increases related to prior periods	0.2
Increases related to current year tax positions	1.5
Expiration of applicable statutes of limitations	(0.3)
Balance as of December 27, 2020	25.4
Increases related to prior periods	0.1
Increases related to current year tax positions	0.5
Expiration of applicable statutes of limitations	(0.2)
Increases related to acquisitions	0.1
Balance as of December 26, 2021	25.9
Decreases related to prior periods	(0.7)
Increases related to current year tax positions	0.2
Expiration of applicable statutes of limitations	(0.4)
Balance as of December 25, 2022	$25.0

Included in the balance of unrecognized tax benefits at December 25, 2022, are $25.0 million of tax benefits that, if recognized, would affect the effective tax rate. Included in this amount is $11.1 million that would become a deferred tax asset if the tax benefit were recognized. As such, this benefit may be impacted by a corresponding valuation allowance depending upon the Company’s assessment of the realizability of the deferred tax asset at the time the benefits are recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the years ended December 25, 2022, December 26, 2021 and December 27, 2020, the Company recorded $0.3 million, $0.6 million, and $1.9 million, respectively, in interest or penalty expenses. These amounts are netted by a benefit for interest and penalties related to the reversal of prior positions of $0.2 million, $0.1 million, and $0.2 million for the years ended December 25, 2022, December 26, 2021, and December 27, 2020, respectively. As of December 25, 2022, December 26, 2021, and December 27, 2020, the Company had accrued total interest and penalties of $5.1 million, $5.0 million and $4.5 million, respectively.

Note 9.     Discontinued Operations

On February 28, 2018, the Company entered into a Stock Purchase Agreement to sell the operations of Kratos Public Safety & Security Solutions, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“PSS”), to Securitas Electronic Security, Inc., a Delaware corporation (“Buyer”). On June 11, 2018, the Company completed the sale of all of the issued and outstanding capital stock of PSS to Buyer for a purchase price of $69 million in cash, subject to a closing net working capital adjustment (the “Transaction”). To date, the Company has received approximately $68.7 million of aggregate net cash proceeds from the Transaction, after taking into account amounts that were paid by the Company pursuant to a negotiated transaction services agreement between the Company and the Buyer, receipt of approximately $7.3 million in net working capital retained by the Company, and associated transaction fees and expenses and including the impact of the final settlement and determination of the closing net working capital adjustment which was settled with the Buyer in the fourth quarter of 2021. Included in the year ended December 26, 2021 is approximately $1.1 million of loss from discontinued operations related to the final working capital settlement. Included in the year ended December 25, 2022 is an approximate $0.9 million gain as a result of the release of an indemnification liability following the lapse of the statute of limitations associated with a potential tax liability that was recorded in 2019 as part of the sale of PSS.

In accordance with ASC 360-10-45-9, Property, Plant, and Equipment (Topic 360) and ASC 205-20-45-3 Presentation of Financial Statements (Topic 205), PSS and its subsidiaries have been reported in discontinued operations in the accompanying consolidated financial statements for all periods presented.

The following table presents the results of discontinued operations (in millions):

	Year ended December 25, 2022	Year ended December 26, 2021	Year ended December 27, 2020
Revenue	$—	$0.1	$—
Cost of sales	—	—	0.2
Selling, general and administrative expenses	0.3	2.4	1.0
Loss from discontinued operations before income taxes	(0.3)	(2.3)	(1.2)
Gain on disposal of discontinued operations before income taxes	—	—	—
Total loss of discontinued operations before income taxes	(0.3)	(2.3)	(1.2)
Income tax benefit	(1.2)	(0.2)	(0.3)
Income (loss) from discontinued operations	$0.9	$(2.1)	$(0.9)

Revenue and operating results for the year ended December 26, 2021 reflect the final settlement of the working capital dispute with the Buyer which resulted in expenses of approximately $1.1 million, and related legal fees as well as performance on the contracts and working capital retained by the Company.

The following is a summary of the assets and liabilities of discontinued operations as of December 25, 2022 and December 26, 2021 (in millions):

	December 25, 2022	December 26, 2021
Other current liabilities	0.9	0.8
Current liabilities of discontinued operations	$0.9	$0.8
Other long-term liabilities of discontinued operations	$1.4	$2.5

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

(b)    Stock Option Plans and Restricted Stock Unit Plans

In March 2014, the Company’s board of directors (the “Board”) approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan is the successor to the Kratos Defense & Security Solutions, Inc. 2011 Equity Incentive Plan, the Kratos Defense & Security Solutions, Inc. Amended and Restated 2005 Equity Incentive Plan, the Kratos Defense & Security Solutions, Inc. 2000 Nonstatutory Stock Option Plan, the Kratos Defense & Security Solutions, Inc. 1999 Equity Incentive Plan, the Amended and Restated Integral Systems, Inc. 2008 Stock Incentive Plan, the Amended and Restated Herley Industries, Inc. 2010 Stock Plan, the Herley Industries, Inc. 2003 Stock Option Plan, the Henry Bros. Electronics, Inc. 2007 Stock Option Plan, the Henry Bros. Electronics, Inc. 2006 Stock Option Plan, the Amended and Restated 2005 Digital Fusion, Inc. Equity Incentive Plan, the 2000 Digital Fusion, Inc. Stock Option Plan, the 1999 Digital Fusion, Inc. Stock Option Plan, and the 1998 Digital Fusion, Inc. Stock Option Plan (collectively, the “Prior Plans”).

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

The Board may grant equity-based awards to selected employees, directors and consultants of the Company pursuant to its 2014 Plan. As of December 25, 2022, there were 3,213,722 shares reserved for issuance for future grant under the 2014 Plan. The Board may amend or terminate the 2014 Plan at any time. Certain amendments, including an increase in the share reserve, require stockholder approval. Generally, options and restricted stock units outstanding vest over periods not exceeding ten years. When the Company grants stock options, they are granted with a per share exercise price not less than the fair market value of the Company’s common stock on the date of grant, and generally would be exercisable for up to ten years from the grant date. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model or a trinomial lattice options pricing model with the weighted average assumptions (annualized percentages). There were no stock options granted or related expenses for stock options in 2020, 2021 or 2022.

A summary of the status of the Company’s stock option plan as of December 25, 2022, and changes in options outstanding under the plan for the year ended December 25, 2022, is as follows:

	Number of Shares Under Option	Weighted-Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(000’s)			(000’s)
Options outstanding at December 26, 2021	42	$4.98	1.0	$622.9
Granted	—	$—
Exercised	(24)	$4.98
Forfeited or expired	—	$—
Options outstanding at December 25, 2022	18	$4.98	0.0	$79.9
Options exercisable at December 25, 2022	18	$4.98	0.0	$79.9

Upon exercise of an option, the Company issues new shares of common stock.

During the years ended December 25, 2022, December 26, 2021, and December 27, 2020, the following values relate to the exercises under the Company’s option plans:

	2022	2021	2020
Total intrinsic value of options exercised (in thousands)	$163.0	$—	$1,446.4

The following table summarizes the Company’s Restricted Stock Unit activity:

	Restricted Stock Units (000’s)	Weighted-Average Grant Date Fair Value
Nonvested balance at December 26, 2021	4,878	$12.74
Granted	1,577	$18.85
Vested	(1,716)	$17.75
Forfeited or expired	(80)	$17.61
Nonvested balance at December 25, 2022	4,659	$12.88

As of December 25, 2022, there was $36.1 million of total unrecognized stock-based compensation expense related to nonvested restricted stock units which is expected to be recognized over a remaining weighted-average vesting period of 1.7 years. The fair value of restricted stock unit awards that vested in 2022, 2021, and 2020 was $30.5 million, $24.7 million, and $4.6 million, respectively.

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

Employees who actively participate in the Purchase Plan are eligible to have up to 15% of their earnings for each purchase period withheld pursuant to the Purchase Plan. The amount that is withheld is used at various purchase dates within the offering period to purchase shares of common stock. The price paid for common stock at each such purchase date is equal to the lower of 85% of the fair market value of the common stock at the commencement date of that offering period or 85% of the fair market value of the common stock on the relevant purchase date. Employees are also able to end their participation in the offering at any time during the offering period, and participation ends automatically upon termination of employment. From the Purchase Plan’s inception through December 25, 2022, the cumulative number of shares of common stock that have been issued under the Purchase Plan is 6.7 million and approximately 1.5 million shares are available for future issuance. During fiscal 2022, approximately 448,000 shares were issued under the plan at an average price of $13.62.

The fair value of Kratos’ Purchase Plan shares for 2022 was estimated using the Black-Scholes option pricing model. The assumptions and resulting fair values of options granted for 2022, 2021 and 2020 were as follows:

	Offering Periods January 1 to December 31 2022	Offering Periods January 1 to December 31 2021	Offering Periods January 1 to December 31, 2020
Expected term (in years)(1)	0.5	0.5	0.5
Risk-free interest rate(2)	0.19% - 2.51%	0.06% - 0.09%	0.18% - 1.60%
Expected volatility(3)	40.52% - 60.79%	41.40% - 45.93%	44.14% - 82.75%
Expected dividend yield(4)	—%	—%	—%
Weighted average grant-date fair value per share	$4.80	$7.60	$5.43

(1) The expected term is equivalent to the offering period.
(2) The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant with a term equal to the expected term.
(3) The Company estimated implied volatility based upon trailing volatility.
(4) The Company has no history or expectation of paying dividends on its common stock.

As of December 25, 2022, there was no material unrecognized compensation expense related to the Purchase Plan.

Note 12.    Retirement Plans

The Company provides eligible employees the opportunity to participate in defined-contribution savings plans (commonly known as 401(k) plans), which permit contributions on a before-tax basis. Generally, salaried employees and certain hourly employees are eligible to participate in the plans. Under most plans, the employee may contribute to various investment alternatives. In certain plans, the Company matches a portion of the employees’ contributions. The Company’s matching contributions to these defined-contribution savings plans totaled $8.1 million in 2022, $6.4 million in 2021, and $5.7 million in 2020.

Note 13.    Significant Customers

    Revenue from the U.S. Government (which includes Foreign Military Sales) includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $623.7 million, $571.1 million, and $546.4 million or 69%, 70%, and 73%, of total revenue for the years ended December 25, 2022, December 26, 2021, and December 27, 2020, respectively.

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

Revenues, operating income (loss) and assets disclosed below provided by the Company’s reportable segments for the years ended December 25, 2022, December 26, 2021, and December 27, 2020, are as follows (in millions):

	2022	2021	2020
Revenues:
Kratos Government Solutions
Service revenues	$320.0	$214.5	$248.7
Product sales	356.6	365.1	312.0
Total Kratos Government Solutions	676.6	579.6	560.7
Unmanned Systems
Service revenues	5.2	4.9	—
Product sales	216.5	227.0	187.0
Total Unmanned Systems	221.7	231.9	187.0
Total revenues	$898.3	$811.5	$747.7
Depreciation and amortization:
Kratos Government Solutions	$22.7	$17.4	$17.9
Unmanned Systems	7.8	8.3	6.7
Total depreciation and amortization	$30.5	$25.7	$24.6
Operating income (loss):
Kratos Government Solutions	$27.2	$42.3	$43.6
Unmanned Systems	(2.8)	13.2	8.7
Corporate activities	(27.0)	(27.6)	(23.0)
Total operating income (loss)	$(2.6)	$27.9	$29.3

The US Operating loss for the year ended December 25, 2022 includes a $5.5 million litigation settlement charge related to the resolution of a dispute with an international customer, for which the contractual arrangement was entered into in March 2011, prior to Kratos’ acquisition of Composite Engineering Inc.. The KGS Operating income for the year ended December 25, 2022 includes $6.4 million of expenses related to certain non-recoverable costs, including rate and cost growth items, resulting from the inability to hire the required planned direct labor base both internally and by the Company’s subcontractors to execute on its backlog, due to the continued challenges in both hiring and retaining skilled manufacturing personnel, including approximately $3.4 million in expenses in the Company’s C5ISR business, and non-recoverable indirect cost rate growth resulting from a smaller than planned direct labor base due to delays in customer program execution and awards in the Company’s Training Solutions business of approximately $3.0 million. Revenues from foreign customers were approximately $173.1 million or 19%, $169.8 million or 21% and $139.5 million or 19% of total revenue for the years ended December 25, 2022, December 26, 2021, and December 27, 2020, respectively.

    Reportable segment assets are as follows (in millions):

	December 25, 2022	December 26, 2021	December 27, 2020
Assets:
Kratos Government Solutions	$1,105.1	$907.6	$877.2
Unmanned Systems	349.7	327.1	292.4
Discontinued operations	—	—	—
Corporate activities	96.7	354.8	393.2
Total assets	$1,551.5	$1,589.5	$1,562.8

Assets of foreign subsidiaries in the KGS segment were $178.3 million, $166.2 million and $148.2 million as of December 25, 2022, December 26, 2021 and December 27, 2020, respectively.

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

Note 16.     Redeemable Noncontrolling Interest

    On February 27, 2019, the Company acquired 80.1% of the issued and outstanding shares of capital stock of Florida Turbine Technologies Inc., a Florida corporation (“FTT Inc.”), and 80.1% of the membership interests in KTT Core, a Delaware limited liability company, for an aggregate purchase price of approximately $60 million. On February 18, 2022, the capital stock of FTT Inc. was conveyed to KTT Core for organizational purposes such that FTT Inc. is now a wholly owned subsidiary of KTT Core. In connection with the Company’s acquisition of FTT Inc., and KTT Core, (i) beginning in January 2024, the holders (the “Holders”) of the minority interests in KTT Core (the “Minority Interests”) will have an annual right (the “Put Right”) to sell all of the Minority Interests to the Company at a purchase price based on a specified multiple of the trailing 12 months EBITDA of KTT Core and its subsidiaries (the “Acquired Companies”), subject to adjustment as set forth in the Exchange Agreement entered into by and among the Company, the Acquired Companies and the Holders, as amended on February 18, 2022 (the “Exchange Agreement”) (provided, however, that following certain events, including a change of control, the Put Right will be accelerated and the Minority Interest Purchase Price (as defined in the Exchange Agreement) will be a specified increased multiple of the trailing 12 months EBITDA of the Acquired Companies); and (ii) beginning in January 2025, the Company will have an annual right to purchase all of the Minority Interests from the Holders at the Minority Interest Purchase Price.

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

    The Company adjusts the carrying value of such redeemable noncontrolling interest based on an allocation of subsidiary earnings based on ownership interest. Redeemable noncontrolling interest is recorded outside of permanent equity at the higher of its carrying value or management’s estimate of the amount (the “Redemption Amount”) that the Company could be required to pay in connection with the Put Rights. Adjustments to the Redemption Amount will have a corresponding effect on net income per share attributable to Kratos shareholders. As of December 25, 2022, the estimated Redemption Amount of the redeemable noncontrolling interest was $11.2 million. For the year ended December 25, 2022, the Company recorded an adjustment of $3.1 million to increase the carrying value of the redeemable noncontrolling interest to the estimated Redemption Amount.. No adjustment of the carrying value of the redeemable noncontrolling interest was required for the year ended December 26, 2021.

Note 17     Derivative Financial Instruments

    The Company’s derivative portfolio consists of forward exchange contracts. Derivative financial instruments are recognized on the Condensed Consolidated Balance Sheets as either assets or liabilities and are measured at fair value. Changes in the fair values of derivatives are recorded each period in earnings. As of December 25, 2022, the Company did not use hedge accounting. The Company did not have any forward exchange contracts at December 26, 2021. The notional value of the Company’s foreign currency forward contracts at December 25, 2022, was $10.2 million. At December 25, 2022, the fair value amounts of the forward exchange contracts were a $0.1 million asset and a $0.3 million liability. The net loss from these derivative instruments of $0.2 million is included in other income (expense) for the year ended December 25, 2022.