Form 10-Q
period 2023-03-26
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2023-05-03
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 26, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of April 28, 2023, 127,603,137 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2023

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)

	March 26, 2023
	(Unaudited)	December 25, 2022
Assets
Current assets:
Cash and cash equivalents	$46.7	$81.3
Accounts receivable, net	143.9	105.7
Unbilled receivables, net	209.9	222.8
Inventoried costs	134.0	125.5
Prepaid expenses	14.3	11.9
Other current assets	39.3	35.4
Total current assets	588.1	582.6
Property, plant and equipment, net	213.6	213.1
Operating lease right-of-use assets	46.6	47.4
Goodwill	558.2	558.2
Intangible assets, net	53.6	55.2
Other assets	97.0	95.0
Total assets	$1,557.1	$1,551.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$54.9	$57.3
Accrued expenses	35.9	33.8
Accrued compensation	56.2	52.2
Accrued interest	1.5	1.5
Billings in excess of costs and earnings on uncompleted contracts	65.2	62.1
Current portion of operating lease liabilities	11.1	10.8
Other current liabilities	19.3	15.6
Current liabilities of discontinued operations	0.9	0.9
Total current liabilities	245.0	234.2
Long-term debt, net of current portion	250.3	250.2
Operating lease liabilities, net of current portion	40.0	40.8
Other long-term liabilities	76.8	77.4
Long-term liabilities of discontinued operations	1.4	1.4
Total liabilities	613.5	604.0
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	12.4	11.2
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares outstanding at March 26, 2023 and December 25, 2022	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 126,678,288 and 125,985,306 shares issued and outstanding at March 26, 2023 and December 25, 2022, respectively	—	—
Additional paid-in capital	1,610.0	1,608.4
Accumulated other comprehensive loss	(0.5)	(0.8)
Accumulated deficit	(678.3)	(671.3)
Total stockholders’ equity	931.2	936.3
Total liabilities and stockholders’ equity	$1,557.1	$1,551.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended
	March 26, 2023	March 27, 2022
Service revenues	$91.6	$67.9
Product sales	140.2	128.3
Total revenues	231.8	196.2
Cost of service revenues	68.2	49.9
Cost of product sales	104.2	94.4
Total costs	172.4	144.3
Gross profit	59.4	51.9
Selling, general and administrative expenses	47.8	43.3
Merger and acquisition expenses	—	0.3
Research and development expenses	10.2	9.2
Restructuring expenses and other	0.9	0.3
Operating income (loss)	0.5	(1.2)
Other expense:
Interest expense, net	(5.3)	(5.9)
Loss on extinguishment of debt	—	(13.0)
Other income (loss), net	(0.3)	0.1
Total other expense, net	(5.6)	(18.8)
Loss from continuing operations before income taxes	(5.1)	(20.0)
Provision (benefit) for income taxes from continuing operations	0.7	(4.3)
Loss from continuing operations	(5.8)	(15.7)
Discontinued operations:
Loss from discontinued operations before income taxes	—	(0.3)
Income tax benefit	—	0.1
Loss from discontinued operations	—	(0.2)
Net loss	(5.8)	(15.9)
Less: Net income attributable to noncontrolling interest	1.2	—
Net loss attributable to Kratos	$(7.0)	$(15.9)
Basic loss per common share attributable to Kratos:
Loss from continuing operations	$(0.05)	$(0.12)
Loss from discontinued operations	—	—
Loss per common share	$(0.05)	$(0.12)
Diluted loss per common share attributable to Kratos:
Loss from continuing operations	$(0.05)	$(0.12)
Loss from discontinued operations	—	—
Loss per common share	$(0.05)	$(0.12)

Weighted average common shares outstanding:
Basic	128.1	125.9
Diluted	128.1	125.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
 (Unaudited)

	Three Months Ended
	March 26, 2023	March 27, 2022
Net loss	$(5.8)	$(15.9)
Change in cumulative translation adjustment	0.3	—
Comprehensive loss	(5.5)	(15.9)
Less: Comprehensive income attributable to noncontrolling interest	1.2	—
Comprehensive loss attributable to Kratos	$(6.7)	$(15.9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended March 26, 2023 and March 27, 2022
(in millions)
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 26, 2021	$15.2	124.0	$—	$1,578.9	$0.6	$(634.4)	$945.1
Stock-based compensation	—	—	—	7.0	—	—	7.0
Issuance of common stock for employee stock purchase plan and stock options	—	0.2	—	2.9	—	—	2.9
Restricted stock issued and related taxes	—	0.6	—	(6.8)	—	—	(6.8)
Net loss	—	—	—	—	—	(15.9)	(15.9)
Balance, March 27, 2022	$15.2	124.8	$—	$1,582.0	$0.6	$(650.3)	$932.3

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 25, 2022	$11.2	126.0	$—	$1,608.4	$(0.8)	$(671.3)	$936.3
Stock-based compensation	—	—	—	6.6	—	—	6.6
Issuance of common stock for employee stock purchase plan and stock options	—	0.3	—	2.9	—	—	2.9
Restricted stock issued and related taxes	—	0.4	—	(2.6)	—	—	(2.6)
Net income (loss)	1.2	—	—	—	—	(7.0)	(7.0)
Other comprehensive income, net of tax	—	—	—	—	0.3	—	0.3
Changes in noncontrolling interest	$—	—	$—	$(5.3)	$—	$—	(5.3)
Balance, March 26, 2023	$12.4	126.7	$—	$1,610.0	$(0.5)	$(678.3)	$931.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	March 26, 2023	March 27, 2022
Operating activities:
Net loss	$(5.8)	$(15.9)
Loss from discontinued operations	—	(0.2)
Loss from continuing operations	(5.8)	(15.7)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	7.9	7.0
Amortization of lease right-of-use assets	2.7	2.6
Stock-based compensation	6.6	7.0
Amortization of deferred financing costs	0.2	0.3
Loss on extinguishment of debt	—	13.0
Provision for doubtful accounts	0.9	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(39.1)	31.9
Unbilled receivables	13.1	(19.8)
Inventoried costs	(8.3)	(15.3)
Prepaid expenses and other assets	(7.8)	(9.5)
Operating lease liabilities	(2.4)	(2.7)
Accounts payable	(1.8)	1.3
Accrued expenses	2.0	6.1
Accrued compensation	4.0	5.6
Accrued interest	—	(1.3)
Billings in excess of costs and earnings on uncompleted contracts	3.2	(8.3)
Income tax receivable and payable	(0.5)	(4.9)
Other liabilities	(0.6)	(5.2)
Net cash used in operating activities from continuing operations	(25.7)	(7.9)
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(58.5)
Capital expenditures	(7.7)	(10.8)
Net cash used in investing activities from continuing operations	(7.7)	(69.3)
Financing activities:
Proceeds from the issuance of long-term debt	—	200.0
Borrowing under credit facility	15.0	100.0
Redemption of Senior Secured Notes	—	(309.8)
Repayment under credit facility, term loan and other debt	(16.3)	—
Debt issuance costs	—	(3.2)
Payments under finance leases	(0.4)	(0.3)
Payments of employee taxes withheld from share-based awards	(2.6)	(6.8)
Proceeds from shares issued under equity plans	2.9	2.9
Net cash used in financing activities from continuing operations	(1.4)	(17.2)
Net cash used in continuing operations	(34.8)	(94.4)
Net operating cash flows of discontinued operations	—	0.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.2	(0.7)
Net decrease in cash, cash equivalents and restricted cash	(34.6)	(95.0)
Cash, cash equivalents and restricted cash at beginning of period	81.3	349.4
Cash, cash equivalents and restricted cash at end of period	$46.7	$254.4

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

(a)    Basis of Presentation

 The information as of March 26, 2023 and for the three months ended March 26, 2023 and March 27, 2022 is unaudited. The condensed consolidated balance sheet as of December 25, 2022 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 25, 2022, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2023 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

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

(c)    Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year. The three month periods ended March 26, 2023 and March 27, 2022 consisted of 13-week periods. There are 53 calendar weeks in the fiscal year ending on December 31, 2023 and 52 calendar weeks in the fiscal year ending December 25, 2022.

(d)    Accounting Estimates

There have been no significant changes in the Company’s accounting estimates for the three months ended March 26, 2023 as compared to the accounting estimates described in the Annual Report on Form 10-K.

(e)    Fair Value of Financial Instruments

The Company uses forward exchange contracts to manage foreign currency risks associated with certain transactions, specifically forecasted materials and salaries paid in foreign currencies. These derivative instruments are measured at fair value using observable market inputs such as forward rates. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At March 26, 2023, the derivative instruments were included in other current assets and other current liabilities on the Company's Condensed Consolidated Balance Sheets. The carrying amounts and the related fair values of the Company’s derivative instruments measured at fair value on a recurring basis at March 26, 2023, are presented in Note 15.

The carrying value of all financial instruments, including cash equivalents, accounts receivable, unbilled receivables, accounts payable, accrued expenses, billings in excess of cost and earnings on uncompleted contracts, income taxes payable and long and short-term debt, approximated their estimated fair values at March 26, 2023 and December 25, 2022 due to the short-term nature of these instruments.

Note 2. Acquisitions

Cosmic Advanced Engineered Solutions, Inc.

On December 27, 2021, Kratos Integral Holdings, LLC entered into a Stock Purchase Agreement to acquire Cosmic Advanced Engineered Solutions, Inc. (“Cosmic”) from the Carol L. Zanmiller Living Trust and the John G. Hutchens Living Trust for $37.9 million in cash (including a $0.4 million holdback which was subsequently settled). Cosmic focuses on radio frequency (“RF”), terrestrial, and space-based communication solutions, including digital signals processing and geolocation analysis. In addition, Cosmic provides overhead persistent infrared for missile defense systems and embedded cyber solutions to U.S. government agencies. On December 27, 2021, the acquisition was completed following the satisfaction of all closing conditions, including receipt of regulatory approval from all required government authorities. The allocation of the total consideration for this acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocations to be material to the Company's consolidated financial statements. The operating results of the acquisition have been included in the Company’s results of operations from the effective acquisition date. Cosmic is included in the KGS segment.

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

The amounts of revenue and operating income of Cosmic included in the Company’s condensed consolidated statement of operations were $15.1 million and $0.2 million for the three months ended March 26, 2023, respectively. The amounts of revenue and operating loss of Cosmic included in the Company’s condensed consolidated statement of operations were $12.7 million and $0.2 million for the three months ended March 27, 2022, respectively.

A summary of the consideration paid for the acquired ownership in Cosmic is as follows (in millions):

Cash paid	$39.4
Less: Cash acquired	(1.5)
Total consideration	$37.9

Southern Research Engineering Division

On March 9, 2022, the Company executed an Asset Purchase Agreement to acquire the assets of the Engineering Division of Southern Research Institute (“SRI”), an Alabama non-profit corporation, for a purchase price of approximately $79.4 million, comprised of $74.4 million in cash, subject to adjustments for working capital, potential earn-out consideration tied to revenue from certain in-development products, indebtedness and transaction expenses, and $5.0 million in Kratos common stock. SRI’s Engineering Division (“SRE”) is the market leader in assisting customers in the development, modeling, and deployment of advanced materials for extreme environments, including hypersonic, space, missile, missile defense, strategic deterrence, propulsion systems, and energy applications. SRE also specializes in Intelligence Surveillance and Reconnaissance (“ISR”) sensor development, electromechanical systems design and integration, aerospace engineering, materials engineering, artificial intelligence and machine learning, directed energy, RF systems design and integration, advanced manufacturing, and computational sciences. The acquisition established Kratos SRE, Inc., a new business within Kratos’ Defense and Rocket Support Services Division.

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

Based on the Company’s estimate of fair value, as of May 23, 2022, net liabilities included $2.5 million of current liabilities. The identifiable intangible assets include trade names of $0.5 million with a remaining useful life of 5 years, contracts and backlog of $2.5 million with an estimated useful life of 3 years, in-process research and development of $7.3 million that will commence amortization at the completion of the development, and developed technology of $0.5 million with a remaining useful life of 3 years. The Company also established a deferred tax asset of $0.2 million for the difference between the financial statement basis and tax basis of the acquired assets of SRE and a corresponding decrease in goodwill. The goodwill recorded in this transaction is expected to be tax-deductible.

The value of backlog was estimated using MPEEM, an income approach (Level 3), which converts projected revenues and costs into cash flows. To reflect the fact that certain other assets contribute to the cash flows generated, the returns for these contributory assets were removed to arrive at estimated cash flows solely attributable to the acquired backlog, which were discounted at a rate of 6.4% to determine the fair value. The value of developed technology was estimated using the relief-from-royalty method, an income approach (Level 3), which estimates the cost savings that accrue to the owner of the intangible asset that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. A royalty rate was applied to the projected revenues associated with the intangible asset to determine the amount of savings, which was at a rate of 11% to determine the fair value. The value of in-process research and development was also estimated using the relief-from-royalty method. A royalty rate of 12% was applied to the projected revenues associated with the intangible asset to determine the amount of savings in order to determine the fair value.

The amounts of revenue and operating income of SRE included in the Company’s condensed consolidated statement of operations were $12.0 million and $0.6 million for the three months ended March 26, 2023, respectively.

A summary of the consideration paid for the acquired assets is as follows (in millions):

Cash paid	$74.4
Common stock issued	5.0
Total consideration	$79.4

Pro Forma Financial Information (Unaudited)

The following tables summarize the supplemental condensed consolidated statements of operations information on an unaudited pro forma basis as if the acquisition of SRE occurred on December 26, 2021 and include adjustments that were directly attributable to the foregoing transactions. There are no material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and income (loss). The pro forma results are for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results that would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations that may occur in the future.

For the three-month period ended March 27, 2022 (all amounts, except per share amounts, are in millions):

Pro forma revenues	$206.6
Pro forma net loss before tax	$(19.2)
Pro forma net loss	$(15.1)

Basic pro forma loss per share	$(0.12)
Diluted pro forma loss per share	$(0.12)

Note 3. Revenue Recognition

The Company has adopted the FASB ASU 2014-09, Revenue from Contracts with Customers, and the related amendments, which are codified into Accounting Standards Codification (“ASC”) 606 (“ASC 606”). To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in each contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Once the contract is identified and determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Remaining Performance Obligations

The Company calculates revenues from remaining performance obligations as the dollar value of the remaining performance obligations on executed contracts. On March 26, 2023, the Company had approximately $1,132.4 million of remaining performance obligations. The Company expects to recognize approximately 48% of the remaining performance obligations as revenue in fiscal year 2023, an additional 23% in fiscal year 2024, and the balance thereafter.

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

As a result of the EAC process, any quarterly adjustments to revenues, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if it is determined the Company will be successful in mitigating the risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if it is determined the Company will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales, and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could affect the profitability of one or more of the Company’s contracts. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined. No cumulative catch-up adjustment on any one contract was material to the Company’s unaudited condensed consolidated financial statements for the three-month periods ended March 26, 2023, and March 27, 2022. Likewise, total cumulative catch-up adjustments were not material for the three-month periods ended March 26, 2023, and March 27, 2022.

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

Net contract assets and liabilities are as follows (in millions):

	March 26, 2023	December 25, 2022	Net Change
Contract assets	$209.9	$222.8	$(12.9)
Contract liabilities	$65.2	$62.1	$3.1
Net contract assets	$144.7	$160.7	$(16.0)

Contract assets decreased $12.9 million during the three months ended March 26, 2023, primarily due to an increase in advance payments as well as lower unbilled receivables, net during the three months ended March 26, 2023. There were no significant impairment losses related to any receivables or contract assets arising from the Company’s contracts with customers during the three months ended March 26, 2023. Contract liabilities increased $3.1 million during the three months ended March 26, 2023, primarily due to payments received in excess of revenue recognized on these performance obligations. For the three months ended March 26, 2023, the Company recognized revenue of $21.2 million that was previously included in the contract liabilities that existed at December 25, 2022. For the three months ended March 27, 2022 the Company recognized revenue of $21.2 million that was previously included in the contract liabilities that existed at December 26, 2021.

In November 2019, a large training solutions program was terminated for convenience (“T for C”) by the customer. Under a T for C, a contractor is entitled to seek specified costs through a termination settlement process including (1) the contract price for completed supplies and services accepted by the government but not previously paid for; (2) the cost incurred in the performance of work terminated plus a reasonable profit on those costs; and (3) its costs incurred in settling with subcontractors and preparing and settling the termination proposal. Under a T for C, the Company would not be able to collect the total withheld amounts until the settlement terms of the T for C have been negotiated and agreed to with the customer. At March 26, 2023, approximately $4.8 million in unbilled receivables remained outstanding on this project. In March 2022, the Company and the customer agreed to a settlement of $6.0 million for a portion of the amounts outstanding on this project, which was collected in July 2022. The remaining unbilled receivable balance of $4.8 million is subject to negotiation and settlement with the customer.

The Company was also in dispute with an international customer in the Unmanned Systems (“US”) segment concerning the completion of certain system requirements and certain contractual milestones related to a contract the Company acquired with the acquisition of Composite Engineering Inc. in 2012. On June 30, 2022, the parties entered into a settlement agreement to resolve their dispute and to settle all claims and counterclaims, and are currently in the process of implementing the terms of the settlement agreement.

Disaggregation of Revenue

The following series of tables presents the Company’s revenue disaggregated by several categories. For the majority of contracts, revenue is recognized over time as work is performed on the contract. Revenue by contract type was as follows (in millions):

	Three Months Ended
	March 26, 2023	March 27, 2022
Kratos Government Solutions
Fixed price	$127.0	$101.3
Cost plus fee	45.7	32.3
Time and materials	11.1	10.0
Total Kratos Government Solutions	183.8	143.6
Unmanned Systems
Fixed price	36.9	31.5
Cost plus fee	8.1	20.4
Time and materials	3.0	0.7
Total Unmanned Systems	48.0	52.6
Total Revenues	$231.8	$196.2

Revenue by customer was as follows (in millions):

	Three Months Ended
	March 26, 2023	March 27, 2022
Kratos Government Solutions
U.S. Government (1)	$114.5	$89.5
International (2)	45.0	34.7
U.S. Commercial and other customers	24.3	19.4
Total Kratos Government Solutions	183.8	143.6
Unmanned Systems
U.S. Government (1)	45.8	50.1
International (2)	1.9	1.8
U.S. Commercial and other customers	0.3	0.7
Total Unmanned Systems	48.0	52.6
Total Revenues	$231.8	$196.2
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

Note 5. Goodwill and Intangible Assets

(a)    Goodwill

    The carrying amounts of goodwill as of March 26, 2023 and December 25, 2022 by reportable segment are as follows (in millions):

	KGS	US	Total
Gross value	$683.6	$127.9	$811.5
Less accumulated impairment	239.5	13.8	253.3
Net	$444.1	$114.1	$558.2

(b)    Purchased Intangible Assets

The following table sets forth information for finite-lived and indefinite-lived intangible assets (in millions):

	As of March 26, 2023			As of December 25, 2022
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$80.9	$(60.8)	$20.1	$80.9	$(60.1)	$20.8
Contracts and backlog	39.1	(36.8)	2.3	39.1	(36.3)	2.8
Developed technology and technical know-how	33.7	(27.3)	6.4	33.7	(27.0)	6.7
Trade names	3.8	(2.4)	1.4	3.8	(2.3)	1.5
In-process research and development	16.8	(0.3)	16.5	16.8	(0.3)	16.5
Total finite-lived intangible assets	174.3	(127.6)	46.7	174.3	(126.0)	48.3
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$181.2	$(127.6)	$53.6	$181.2	$(126.0)	$55.2

Consolidated amortization expense related to intangible assets subject to amortization was $1.6 million and $1.7 million for the three months ended March 26, 2023 and March 27, 2022, respectively.

Note 6. Inventoried Costs

Inventoried costs, consisted of the following components (in millions):

	March 26, 2023	December 25, 2022
Raw materials	$73.4	$73.6
Work in process	53.6	50.8
Finished goods	7.0	1.1
Total inventoried costs	$134.0	$125.5

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

Shares from stock options and awards, excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive, were 1.6 million for the three months ended March 26, 2023, respectively, and 1.2 million for the three months ended March 27, 2022.

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

    The components of lease expense were as follows (in millions):

	Three Months Ended
	March 26, 2023	March 27, 2022
Amortization of right of use assets - finance leases	$0.8	$0.7
Interest on lease liabilities - finance leases	0.7	0.7
Operating lease cost	3.3	3.3
Short-term lease cost	0.2	0.2
Variable lease cost (cost excluded from lease payments)	—	—
Sublease income	—	—
Total lease cost	$5.0	$4.9

The components of leases on the balance sheet were as follows (in millions):

	March 26, 2023	December 25, 2022
Operating leases:
Operating lease right-of-use assets	$46.6	$47.4
Current portion of operating lease liabilities	$11.1	$10.8
Operating lease liabilities, net of current portion	$40.0	$40.8
Finance leases:
Property, plant and equipment, net	$44.2	$45.8
Other current liabilities	$1.7	$1.7
Other long-term liabilities	$49.5	$49.9

Cash paid for amounts included in the measurement of lease liabilities was as follows (in millions):

	Three Months Ended
	March 26, 2023	March 27, 2022
Finance lease - cash paid for interest	$0.7	$0.7
Finance lease - financing cash flows	$0.4	$0.3
Operating lease - operating cash flows (fixed payments)	$3.0	$3.4

Other supplemental noncash information (in millions):

	Three Months Ended
	March 26, 2023	March 27, 2022
Operating lease liabilities arising from obtaining right-of-use assets	$1.9	$3.7
Finance lease liabilities arising from obtaining right-of-use assets	$—	$—

	March 26, 2023	March 27, 2022
Weighted-average remaining lease term (in years):
Operating leases	4.94	4.50
Finance leases	14.96	15.91

Weighted-average discount rate:
Operating leases	4.88%	6.48%
Finance leases	6.02%	6.51%

The maturity of lease liabilities is (in millions):

	Operating Leases	Finance Leases
2023 (1)	$10.2	$3.5
2024	12.3	4.7
2025	10.6	4.8
2026	9.0	4.8
2027	7.8	4.9
Thereafter	7.2	56.2
Total lease payments	57.1	78.9
Less: imputed interest	(6.0)	(27.7)
Total present value of lease liabilities	$51.1	$51.2
(1) Excludes the three months ended March 26, 2023.

Note 9. Income Taxes

A reconciliation of the total income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate of 21% to income (loss) from continuing operations before income taxes for the three months ended March 26, 2023 and March 27, 2022 is as follows (in millions):

	For the Three Months Ended
	March 26, 2023	March 27, 2022
Income tax benefit at federal statutory rate	$(1.1)	$(4.2)
Nondeductible expenses and other	1.6	1.0
Stock compensation - excess tax benefits	0.4	(0.9)
Federal impact of research & development tax credits	(0.2)	(0.2)
Provision (benefit) for income taxes from continuing operations	$0.7	$(4.3)

The Company calculates its interim income tax provision in accordance with ASC Topic 270, “Interim Reporting,” and ASC Topic 740, “Accounting for Income Taxes.”Prior to 2022, the Company calculated the provision for income taxes during the interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method used prior to 2022 would not provide a reliable estimate for the three months ended March 26, 2023 and March 27, 2022. Therefore, a discrete effective tax rate method was used to calculate taxes for the three months ended March 26, 2023 and March 27, 2022 .
As of December 25, 2022, the Company had $25.0 million of unrecognized tax benefits that, if recognized, would impact the Company’s effective income tax rate. During the three months ended March 26, 2023 unrecognized tax benefits increased by $0.1 million relating to various current year tax positions.
The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the three months ended March 26, 2023 and March 27, 2022, the Company recorded an expense for interest and penalties of $0.1 million and $0.1 million, respectively. For the three months ended March 26, 2023 and March 27, 2022, there was no material benefit recorded related to the removal of interest and penalties. The Company believes that it is reasonably possible that as much as $0.1 million of the liabilities for uncertain tax positions will expire within the next twelve months due to the expiration of various applicable statutes of limitations.

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

Note 10. Debt

(a) New Credit Facility

On February 18, 2022, the Company completed the refinancing of its outstanding $90 million revolving credit facility and $300 million 6.5% Senior Secured Notes (the “Senior Secured Notes”), with a new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A (collectively, the “New Credit Facility”). The Company incurred debt issuance costs of $3.3 million associated with the New Credit Facility. As of March 26, 2023, the Company made $3.8 million in principal payments on Term Loan A. The Company has net amounts outstanding of approximately $60 million under the new Revolving Credit Facility, with approximately $140 million remaining in borrowing capacity, less approximately $10.1 million of letters of credit outstanding.

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

Mandatory amortization on the Term Loan A is 2.5% in each of the first and second years and 5.0% in each of the third, fourth and fifth years, with the remaining outstanding balance due at maturity. The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. The Company was in compliance with the covenants contained in the Credit Agreement as of March 26, 2023.

Term Loan and Revolving Credit Debt

Term loan and revolving credit debt and the current period interest rates are as follows (in millions):

	March 26, 2023	December 25, 2022
Term Loan A	$196.2	$197.5
Revolving credit facility	60.0	60.0
Total debt	256.2	257.5
Less current portion	5.0	6.3
Total long-term debt, less current portion	251.2	251.2
Less long-term unamortized debt issuance costs - term loans	0.9	1.0
Total long-term debt, net of unamortized debt issuance costs - term loans	$250.3	$250.2
Unamortized debt issuance costs - revolving credit facility	$1.0	$1.0
Current period interest rate	7.0%	6.4%

Future long-term debt principal payments at March 26, 2023 were as follows (in millions):

2023	$5.0
2024	8.7
2025	10.0
2026	10.0
2027	222.5
$256.2

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

 Revenues, depreciation and amortization, and operating income (loss) generated by the Company’s reportable segments for the three month periods ended March 26, 2023 and March 27, 2022 are as follows (in millions):

	Three Months Ended
	March 26, 2023	March 27, 2022
Revenues:
Kratos Government Solutions
Service revenues	$90.2	$66.8
Product sales	93.6	76.8
Total Kratos Government Solutions	183.8	143.6
Unmanned Systems
Service revenues	1.4	1.1
Product sales	46.6	51.5
Total Unmanned Systems	48.0	52.6
Total revenues	$231.8	$196.2
Depreciation and amortization:
Kratos Government Solutions	$5.9	$5.1
Unmanned Systems	2.0	1.9
Total depreciation and amortization	$7.9	$7.0
Operating income (loss) from continuing operations:
Kratos Government Solutions	$7.7	$5.6
Unmanned Systems	(0.6)	0.5
Corporate activities	(6.6)	(7.3)
Total operating income (loss) from continuing operations	$0.5	$(1.2)

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

On June 13, 2022, the Company entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) to acquire an additional 9.95% (the “Purchased Shares”) of the issued and outstanding shares of capital stock of KTT Core (together with its wholly-owned subsidiaries including FTT Inc.), a majority owned subsidiary of the Company, for an aggregate estimated purchase price of approximately $6.4 million, to be paid in shares of Kratos common stock. Pursuant to the Equity Purchase Agreement, the Company paid consideration of $2.7 million, paid in 190,258 shares of its common stock, based upon Kratos’ trading price on the date of distribution, representing half of the aggregate estimated purchase price to be paid by the Company for the Purchased Shares. Following the closing of the transactions contemplated by the Equity Purchase Agreement, the Company owned 90.05% of KTT Core. In April 2023, the final aggregate purchase price was determined to be $11.2 million. The remaining purchase price of $8.5 million was paid in 828,128 shares of Kratos common stock in April 2023.

The Put Right and annual purchase right of the Holders and the Company, respectively, remain available under the Exchange Agreement as to the remaining 9.95% minority interest in KTT Core.

The Company adjusts the carrying value of such redeemable noncontrolling interest based on an allocation of subsidiary earnings based on ownership interest. Redeemable noncontrolling interest is recorded outside of permanent equity at the higher of its carrying value or management’s estimate of the amount (the “Redemption Amount”) that the Company could be required to pay in connection with the Put Right. Adjustments to the Redemption Amount will have a corresponding effect on net income per share attributable to Kratos shareholders. As a result of the Company’s acquisition of an additional 9.95% of the issued and outstanding shares of capital stock of KTT Core, the carrying value of the redeemable noncontrolling interest was adjusted. As of December 25, 2022, the estimated Redemption Amount of the redeemable noncontrolling interest was $11.2 million. For the year ended December 25, 2022, the Company recorded an adjustment of $3.1 million to increase the carrying value of the redeemable noncontrolling interest to the estimated Redemption Amount. For the three months ended March 27, 2022 there was no adjustment to the carrying value of the redeemable noncontrolling interest. For the three months ended March 26, 2023, the Company recorded an adjustment of $0.9 million to increase the carrying value of the redeemable noncontrolling interest to the estimated Redemption Amount.

Note 13. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales contracted through the U.S. Government, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $160.3 million and $139.6 million, or 69% and 71% of total Kratos revenue, for the three months ended March 26, 2023 and March 27, 2022, respectively.

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

Note 15. Derivative Financial Instruments

The Company’s derivative portfolio consists of forward exchange contracts. Derivative financial instruments are recognized on the Condensed Consolidated Balance Sheets as either assets or liabilities and are measured at fair value. Changes in the fair values of derivatives are recorded each period in earnings. As of March 26, 2023, the Company did not use hedge accounting. The Company did not have any forward exchange contracts at March 27, 2022. The notional value of the Company’s foreign exchange contracts at March 26, 2023, was $19.5 million. At March 26, 2023, the fair value amounts of the forward exchange contracts were a $0.6 million asset and a $0.7 million liability. The net gain from these derivative instruments of $0.1 million is included in other income (expense) for the three months ended March 26, 2023. The notional value of the Company’s foreign currency forward contracts at December 25, 2022, was $10.2 million. At December 25, 2022, the fair value amounts of the forward exchange contracts were a $0.1 million asset and a $0.3 million liability.

Note 16. Subsequent Event

In April 2023, the Company entered into an interest rate swap contract to hedge U.S. dollar-one month Term SOFR in order to fix the interest rate movements associated with the Company’s Term Loan A. The initial hedge amount is $195.0 million and amortizes in accordance with Term Loan A. The swap is at a fixed rate of 3.721% and settles monthly on the last day of each calendar month. The swap has an effective date of May 1, 2023 and terminates on May 1, 2026.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” relating to our future financial performance, the market for our services and our expansion plans and opportunities. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements reflect our current beliefs, expectations and projections, are based on assumptions, and are subject to known and unknown risks and uncertainties that could cause our actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of these factors are beyond our ability to control or predict. As a result, you should not place undue reliance on forward-looking statements. Important risks and uncertainties that could cause our actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, but are not limited to: changes or cutbacks in spending or the appropriation of funding by the Federal Government, including the Department of Defense, or DoD, which could cause delays, cancellations or reductions of key government contracts; bid protests; changes in the scope or timing of our projects; the timing, rescheduling or cancellation of significant customer contracts and agreements; failure by our subcontractors or suppliers to perform their contractual obligations; our failure to meet performance obligations; if the unmanned systems markets do not experience significant growth, or it the products we have developed or will develop do not become programs of record; if we cannot expand our customer base or if our products do not achieve broad acceptance which could impact our ability to achieve our anticipated level of growth; consolidation by or the loss of key customers; risks of adverse regulatory action or litigation; risks associated with debt leverage; failure to successfully achieve our acquisition, integration, cost reduction or divestiture strategies; risks related to security breaches, cybersecurity attacks or other significant disruptions of our information systems; risks related to the new DoD CMMC requirement recently issued by the Pentagon; risks associated with pandemics, epidemics or other public health emergencies, such as the outbreak of coronavirus disease 2019 (“COVID-19”); risks related to unknown defects or errors in our products; risks relating to the ongoing conflict in Ukraine; risks related to continued interest rate increases by the Federal Reserve; and competition in the marketplace, which could reduce revenues and profit margins, as well as the additional risks and uncertainties described in this Quarterly Report on Form 10-Q, in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 25, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2023 (the “Form 10-K”), and in other reports that we have filed with the SEC. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except as required by law, we assume no responsibility for updating any forward-looking statements, whether as a result of new information, future events or otherwise.

All references to “us,” “we,” “our,” the “Company” and “Kratos” refer to Kratos Defense & Security Solutions, Inc., a Delaware corporation, and its subsidiaries.

Overview

Kratos is a technology company in the Defense, National Security and Global markets that develops, brings to market and fields transformational technology, products and systems. Kratos is a recognized industry leader in the rapid development, demonstration and fielding of disruptive, transformative and high technology systems and products at an affordable cost. Through demonstrated and proven commercial and venture capital backed approaches, including proactive, internally funded research and streamlined development processes, Kratos is focused on being first to market, well in advance of competition. At Kratos, affordability is a technology. Kratos’ primary focus areas are unmanned systems, space and satellite communications, microwave electronics products, cybersecurity/warfare, rocket, hypersonic and missile defense systems, turbine technologies, and Command, Control, Communication, Computing, Combat, Intelligence Surveillance and Reconnaissance (“C5ISR”) Systems and training solutions. We believe that our technology, intellectual property, proprietary products and designed-in positions on our customers’ programs, platforms and systems, and our ability to rapidly develop, demonstrate and field affordable leading technology systems ahead of the competition, gives us a competitive advantage and creates a high barrier to entry into our markets. Our workforce is primarily engineering and technically oriented with a significant number of employees holding national security clearances. Much of our work is performed at customer locations, or in a secure manufacturing facility. Our primary end customers are defense and national security related agencies, communications and other global enterprises. Our entire organization is focused on executing our strategy of being the affordable, leading technology and intellectual property based product and system company in our markets.

Industry Update

On December 29, 2022, President Biden signed into law the Consolidated Appropriations Act of 2023, a $1.7 trillion spending bill funding the U.S. federal budget for the 2023 federal fiscal year. The funding bill includes a $775.2 billion appropriation for domestic initiatives, a roughly 6% increase in spending for domestic initiatives from the 2022 fiscal year appropriations, with Defense and National Security programs also increasing by approximately 10% to $858 billion. The bill also includes approximately $45 billion for Ukraine and NATO allies. On January 19, 2023, the U.S. reached its $31.4 trillion debt ceiling and, as a result, the U.S. Treasury Department began taking extraordinary special measures to maintain the payment of the U.S. Government’s bills. These actions, which include suspending investments for certain government accounts, are expected to allow the Treasury to keep paying obligations to bondholders, Social Security recipients and others until at least June 2023.

The current budget environment, including COVID-19 expenditures, Ukraine funding support, heightened levels of inflation, related supply chain disruptions and uncertainty surrounding the debt ceiling and the appropriations process, creates significant short and long-term risks. Additionally, with the recent change of party in Congress, considerable uncertainty exists regarding how future budget, funding, timing and related program decisions will unfold, including the defense spending priorities of the Biden administration and of the Congress.

We believe any continued budget pressures, Continuing Resolution Authorizations (“CRAs”), Federal Government debt ceiling issues, or Federal Government shutdowns could have serious negative consequences for the security of our country and the defense industrial base, including the Company and the related customers, employees, suppliers, investors, and communities that rely on companies in the defense industrial base. It is likely that budget and program decisions made in such an uncertain environment would have long-term implications for our Company and the entire defense industry.

Additionally, funding for certain programs, including those in which we currently participate, may be reduced, delayed or cancelled, and budget uncertainty or funding cuts globally could adversely affect the viability of our partners, teammates, subcontractors and suppliers, and our employee base. We believe that our business is well-positioned in areas that the U.S. Department of Defense (“DoD”) and other customers indicate are priorities for future defense spending, including those based on the 2022 National Security Strategy document, the 2023 U.S. National Security related budget and the recently released fiscal 2024 National Security Budget request and the related Future Years Defense Program or five year projection of the forces, resources and programs needed to support the DoD’s operations. However, due to a divided Congress and Executive Branch, federal budgetary uncertainty, CRAs, potential budgetary restrictions or limitations, defense or other spending cuts, including the budgetary impacts of ongoing COVID-19 spending and support for the conflict in Ukraine, challenges in the appropriations process, the debt ceiling and ongoing fiscal debates, the short and long term impacts to the industry and to our business remain uncertain. Such a challenging federal and DoD budgetary environment may negatively impact our business and programs and could have a material adverse effect on our forecasts, estimates, financial position, results of operations and/or cash flows.

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

In addition to the challenges presented by the ongoing COVID-19 pandemic, the Company has also been affected by other unfavorable macroeconomic conditions. Significant adverse supply chain disruptions continue throughout the industry and for the Company, including delays in the receipt and delivery of materials, parts, supplies, etc., which in certain instances and for certain items is significant. In addition, inflation and the related increased costs of inputs needed to execute our business, including materials, parts, supplies, consultants, subcontractors, vendors, etc. have significantly increased our business costs and have significantly adversely impacted our operations, profit margins and financial forecasts. Also, the cost of labor for the Company’s employees and labor base has also increased significantly and current challenges in hiring, obtaining and retaining employees is adversely impacting Kratos’ ability to execute its business. There is also a significant industry wide labor shortage, including in the Science, Technology, Engineering, and Math (STEM) discipline areas, and for employees willing and/or able to obtain National Security clearances, including for high level manufacturing and production. In addition, recent actions by the Federal Reserve to increase interest rates have impacted our interest expense on our outstanding debt borrowings. Each of these matters and issues are expected to continue for the foreseeable future and are expected to continue to adversely impact the Company’s operations, financial results and financial forecasts.

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

Comparison of Results for the Three Months Ended March 26, 2023 to the Three Months Ended March 27, 2022

Revenues.  Revenues by operating segment for the three months ended March 26, 2023 and March 27, 2022 are as follows (dollars in millions):

	March 26, 2023	March 27, 2022	$ change	% change
Kratos Government Solutions
Service revenues	$90.2	$66.8	$23.4	35.0%
Product sales	93.6	76.8	16.8	21.9%
Total Kratos Government Solutions	183.8	143.6	40.2	28.0%
Unmanned Systems
Service revenues	$1.4	$1.1	$0.3	27.3%
Product sales	46.6	51.5	(4.9)	(9.5)%
Total Unmanned Systems	48.0	52.6	(4.6)	(8.7)%
Total revenues	$231.8	$196.2	$35.6	18.1%

Total service revenues	$91.6	$67.9	$23.7	34.9%
Total product sales	140.2	128.3	11.9	9.3%
Total revenues	$231.8	$196.2	$35.6	18.1%

Revenues increased $35.6 million to $231.8 million for the three months ended March 26, 2023 from $196.2 million for the three months ended March 27, 2022. Revenues in our KGS segment increased $40.2 million primarily due to the contribution of $12.0 million in revenues from the recent acquisition of SRI’s Engineering Division (“SRE”), a net increase of $14.1 million in our C5ISR, turbine technologies, microwave electronics products and defense and rocket support businesses, and an increase of $16.3 million in our space and satellite communications business, offset partially by a reduction of $2.2 million in our training solutions business. Revenues in our US segment decreased $4.6 million to $48.0 million for the three months ended March 26, 2023, primarily due to reduced tactical drone activity as a result of timing of program contract awards as compared to the three months ended March 27, 2022.

Product sales increased $11.9 million to $140.2 million for the three months ended March 26, 2023 from $128.3 million for the three months ended March 27, 2022, primarily as a result of increased production in our KGS segment, offset partially by decreased volume in our US segment. As a percentage of total consolidated revenues, product sales were 60.5% for the three months ended March 26, 2023 as compared to 65.4% for the three months ended March 27, 2022. Service revenues increased by $23.7 million to $91.6 million for the three months ended March 26, 2023 from $67.9 million for the three months ended March 27, 2022, primarily as a result of the recent SRE acquisition and a change in mix of revenues.

Cost of Revenues.  Cost of revenues increased $28.1 million to $172.4 million for the three months ended March 26, 2023 from $144.3 million for the three months ended March 27, 2022. The increase in cost of revenues was primarily a result of the increase in revenues discussed above.

Gross Margin.  Gross margin decreased to 25.6% for the three months ended March 26, 2023 from 26.5% for the three months ended March 27, 2022. Margins on services decreased to 25.5% for the three months ended March 26, 2023 from

26.5% for the three months ended March 27, 2022. Margins on products decreased to 25.7% for the three months ended March 26, 2023 from 26.4% for the three months end March 27, 2022. Margins in the KGS segment decreased to 27.2% for the three months ended March 26, 2023 from 28.6% for the three months ended March 27, 2022, primarily due to a less favorable mix of revenues. Margins in the US segment decreased to 19.6% for the three months ended March 26, 2023 from 20.5% for the three months ended March 27, 2022, primarily due to a less favorable mix of products produced and shipped in the three months ended March 26, 2023.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expenses increased $4.5 million to $47.8 million for the three months ended March 26, 2023 from $43.3 million for the three months ended March 27, 2022. As a percentage of revenues, SG&A decreased to 20.6% at March 26, 2023 from 22.1% at March 27, 2022. Included in SG&A was the impact of the recent SRE acquisition.

Research and Development (“R&D”) Expenses.  R&D expenses increased $1.0 million to $10.2 million for the three months ended March 26, 2023 from $9.2 million for the three months ended March 27, 2022, primarily due to increased development efforts in our space and satellite communications business. As a percentage of revenues, R&D decreased to 4.4% for the three months ended March 26, 2023 from 4.7% for the three months ended March 27, 2022. R&D expenses are made by the Company, typically in conjunction with our customers, for the Company to achieve a “first to market” position with our products or technology. We also invest in R&D expenses to achieve market leading “designed in” positions on major programs, platforms or systems.

Restructuring Expenses and Other. Restructuring expenses and other increased to $0.9 million from $0.3 million for the three months ended March 26, 2023 and March 27, 2022, respectively, primarily related to legal related expenses in the three months ended March 26, 2023.

Total Other Expense, Net.  Total other expense, net decreased to $5.6 million from $18.8 million for the three months ended March 26, 2023 and March 27, 2022, respectively. This decrease in expense of $13.2 million was primarily related to the $13.0 million loss on the extinguishment of our $300 million 6.5% Senior Secured Notes due November 2025 (“Senior Secured Notes”) in the three months ended March 27, 2022.

Provision (Benefit) for Income Taxes from Continuing Operations. The income tax expense from continuing operations for the three months ended March 26, 2023 was $0.7 million and the income tax benefit from continuing operations for the three months ended March 27, 2022 was $4.3 million. For the three months ended March 26, 2023 and March 27, 2022, the Company has utilized the discrete effective tax rate method. The discrete method is applied when it is not possible to reliably estimate our full year effective tax rate due to significant permanent differences in relation to pre-tax book income, resulting in significant variability to our effective tax rate.

Backlog

On March 26, 2023, we had approximately $1,132.4 million of total backlog, of which $789.0 million was funded. We expect to recognize approximately 48% of the remaining total backlog as revenue in fiscal year 2023, an additional 23% in fiscal year 2024 and the balance thereafter. Our comparable total backlog balance as of March 27, 2022, was approximately $982.1 million, of which $685.7 million was funded. Backlog as of March 26, 2023 as compared to March 27, 2022 has increased primarily as a result of contract awards in our Space, Satellite and Cyber, Turbine Technologies and Unmanned Systems businesses, and to a lesser degree due to the impact of the acquisition of SRE, which contributed approximately $54.2 million as of March 26, 2023.

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

Liquidity and Capital Resources

As of March 26, 2023, we had cash and cash equivalents of $46.7 million compared with cash and cash equivalents of $81.3 million as of December 25, 2022, which includes $31.8 million and $18.9 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, however, earnings of these foreign subsidiaries are essentially considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the United States they could be repatriated, and their repatriation into the United States may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

Our total long-term debt decreased from $257.5 million at December 25, 2022 to $255.0 million at March 26, 2023. Under the New Credit Facility, on February 18, 2022, we completed the refinancing of our outstanding $90 million revolving credit facility and $300 million of Senior Secured Notes, with a new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A. As of March 26, 2023, the Company made $3.8 million of principal payments on Term Loan A. The Company has net amounts outstanding of approximately $60 million under the new Revolving Credit Facility, with approximately $140 million remaining in borrowing capacity, less $10.1 million for outstanding letters of credit (as more fully described in Note 10 of the accompanying Condensed Consolidated Financial Statements).

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

We use our operating cash flow to finance trade accounts receivable, fund necessary increases in inventory including increasing inventory stock levels and advance buys in larger lot sizes to gain pricing benefits where possible, in order to mitigate the impact of supply chain disruptions and price increases, fund internal investments of engineering costs, fund capital expenditures, our internal research and development investments and our ongoing operations, service our debt, enhance our security infrastructure, including cyber security infrastructure, and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services because a number of our receivables are contractually billable and due to us only when certain contractual milestones are achieved. Financing increases in inventory balances are necessary to fulfill shipment requirements to meet delivery schedules of our customers, and to fund advanced inventory purchases to mitigate supply chain disruptions.

These financing requirements have increased and have recently negatively impacted our operating cash flows due to actions we have taken to advance inventory purchases in an attempt to mitigate supply chain disruptions and to bolster our inventory levels. For the three months ended March 26, 2023, approximately $8.3 million of operating cash flow was used to fund inventory purchases. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our days sales outstanding (“DSO”) have increased from 134 days as of December 25, 2022 to 139 days at March 26, 2023, primarily reflecting outstanding contractual billing milestones. Our DSOs are impacted by the achievement of contractual billing milestones such as equipment shipments and deliveries on certain products, and for certain flight requirements that must be fulfilled on certain aerial target programs, or final billings which are not due until completion on certain projects, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time.

In November 2019, a large training solutions program was terminated for convenience (“T for C”), by the customer. Under a T for C, a contractor is entitled to seek specified costs through a termination settlement process including (1) the contract price for completed supplies and services accepted by the government but not previously paid for; (2) the cost incurred in the performance of work terminated plus a reasonable profit on those costs; and (3) and its costs incurred in settling with subcontractors and preparing and settling the termination proposal. However, we will not be able to collect the total withheld amounts until the settlement terms of the T for C have been negotiated and agreed to with the customer. At March 26, 2023, approximately $4.8 million in unbilled receivables remain outstanding on this project. In March 2022, we agreed, together with the customer, to a litigation settlement of $6.0 million for a portion of the amounts outstanding on this project, which was collected in July 2022. The remaining unbilled balance of $4.8 million is subject to negotiation and settlement with the customer.

We were also in dispute with an international customer in our US segment concerning the completion of certain system requirements and contractual milestones related to a contract the Company acquired with the acquisition of CEi in 2012. In June 2022, the parties entered into a settlement agreement to resolve their dispute and to resolve all claims and counterclaims, and we are currently in the process of implementing the terms of the settlement agreement. The Company recorded a $5.5 million litigation settlement charge which is included in restructuring expenses and other in the year ended December 25, 2022.

A summary of our net cash used in operating activities from continuing operations, investing activities from continuing operations, and financing activities from continuing operations and our cash flows from discontinued operations from our condensed consolidated statements of cash flows is as follows (in millions):

	Three Months Ended
	March 26, 2023	March 27, 2022
Net cash used in operating activities from continuing operations	$(25.7)	$(7.9)
Net cash used in investing activities from continuing operations	(7.7)	(69.3)
Net cash used in financing activities from continuing operations	(1.4)	(17.2)
Net operating cash flows of discontinued operations	—	0.1

Net cash used in operating activities from continuing operations was $25.7 million for the three months ended March 26, 2023. Net cash used in operating activities from continuing operations was primarily a result of working capital requirements to fund revenue growth resulting in an increase in accounts receivable and to a lesser degree to fund advanced inventory purchases. Net cash used in operating activities from continuing operations was $7.9 million for the three months ended March 27, 2022, primarily as a result of the net loss of $15.9 million which was offset by the call premium on the redemption of the Senior Secured Notes of $9.8 million and the write-off of the $3.2 million of unamortized debt issuance costs.

Net cash used in investing activities from continuing operations for the three months ended March 26, 2023 is comprised of $7.7 million in capital expenditures. Net cash used in investing activities from continuing operations for the three months ended March 27, 2022 is comprised of cash paid for acquisitions, net of cash acquired of $58.5 million, and $10.8 million in capital expenditures. Cash used for acquisitions included $37.7 million related to the acquisition of Cosmic Advanced Engineered Solutions, Inc., $15.8 million for the remaining purchase price due on the CTT Inc. acquisition, and a $5.0 million payment due under the acquisition agreement for KTT Core, which we purchased in February 2019. Capital expenditures consist primarily of investments in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business, including enhancements for secure facilities required for contracts we have been awarded or expect to be awarded, and include investments we are making to build capital aerial targets and related support equipment. During the three months ended March 26, 2023, capital expenditures of approximately $3.6 million were incurred in our US business, primarily related to our unmanned combat target initiative. We expect our capital expenditures for our fiscal year 2023 to continue to be significant for investments we are making, specifically in our US business totaling approximately $20 to $25 million. The Company made the decision in the first quarter of 2023 to move forward with its second serial production run of 12 next generation Valkyries. The total estimated amount related to production of Valkyries ahead of government contract award, including the first and second production run, is $10 to $15 million of the estimated 2023 capital expenditures for the US business.

Net cash used in financing activities from continuing operations was $1.4 million for the three months ended March 26, 2023. Net cash used in financing activities from continuing operations was $17.2 million for the three months ended March 27, 2022, and included $309.8 million used to redeem our $300 million of Senior Secured Notes including the call premium of $9.8 million, debt issuance costs of $3.2 million, payroll withholding taxes paid from vested restricted stock traded for taxes of $6.8 million and payments made on financing lease obligations of $0.3 million. These uses were partially offset by $300.0 million in proceeds from our New Credit Facility and employee stock purchase plan receipts of $2.9 million.

The net operating cash flows of discontinued operations for the three months ended March 26, 2023 was a use of $0.0 million. The net operating cash flows of discontinued operations for the three months ended March 27, 2022 was a use of $0.1 million.

Contractual Obligations and Commitments

New Credit Facility

    Under the New Credit Facility, on February 18, 2022, the Company completed the refinancing of its outstanding $90 million revolving credit facility and $300 million Senior Secured Notes, with a new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A. The Company incurred debt issuance costs of $3.3 million associated with the New Credit Facility. As of March 26, 2023, the Company made $3.8 million of principal payments on Term Loan A. The Company has net amounts outstanding of approximately $60 million under the new Revolving Credit Facility, with approximately $140 million remaining in borrowing capacity, less $10.1 million for outstanding letters of credit.

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

Mandatory amortization on the Term Loan A is 2.5% in each of the first and second years and 5.0% in each of the third, fourth and fifth years, with the remaining outstanding balance due at maturity. The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. The Company was in compliance with the covenants contained in the Credit Agreement as of March 26, 2023.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Since December 25, 2022, there have been no material changes in the quantitative or qualitative aspects of our market risk profile. For additional information regarding our exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K.

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 26, 2023.

Changes in Internal Control Over Financial Reporting

We operate under the Committee of Sponsoring Organizations 2013 Framework. There was no change in our internal control over financial reporting during the three months ended March 26, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

    Not applicable.

Item 5.  Other Information.

On April 28, 2023, the Company entered into a swap transaction with PNC Bank, National Association ("PNC"), utilizing a notional amount of $195.0 million, with an effective date of May 1, 2023 and a maturity date of May 1, 2026 (the “Rate Swap”). The Rate Swap is intended to manage the Company’s interest rate risk on its floating-rate indebtedness under the Company’s Term Loan A pursuant to the Credit Agreement, dated as of February 18, 2022, among the Company, the lenders from time to time party thereto, Truist Bank, as Administrative Agent, Truist Securities, Inc., JPMorgan Chase Bank, N.A., PNC Capital Markets LLC, and Goldman Sachs Bank USA, as Joint Lead Arrangers and Joint Bookrunners, and City National Bank, Fifth Third Bank, National Association, First National Bank Of Pennsylvania, MUFG Union Bank, N.A., Regions Bank, and U.S. Bank National Association, as Co-Documentation Agents.

The Rate Swap provides for the Company to make monthly payments based on a fixed rate of 3.721% in exchange for monthly payments based on a variable interest rate, calculated based on the one-month Term Secured Overnight Financing Rate for deposits in U.S. dollars (determined by PNC as Calculation Agent using the USD-SOFR CME Term floating rate option, pursuant to the terms of the Rate Swap). The Rate Swap is governed by an International Swap Dealers Association, Inc. 2002 Master Agreement (the "Master Agreement"), dated April 26, 2023, entered into between the Company and PNC. The foregoing summary is qualified in its entirety by the complete text of the Master Agreement, the ISDA Schedule to the Master Agreement, and the Interest Rate Swap Confirmation, copies of which will be filed with the Company’s Quarterly Report on Form 10-Q for the period ending June 25, 2023.

PNC and its affiliates, have performed, currently perform and may in the future perform for the Company and its subsidiaries, various commercial banking and transfer agent services, for which they have received, and will receive, customary fees and expenses.

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ MARIA CERVANTES DE BURGREEN, CPA
Maria Cervantes de Burgreen
Vice President and Corporate Controller
(Principal Accounting Officer)
Date:	May 3, 2023