Form 10-Q
period 2023-06-25
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2023-08-03
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 25, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of July 28, 2023, 128,059,186 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2023

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)

	June 25, 2023
	(Unaudited)	December 25, 2022
Assets
Current assets:
Cash and cash equivalents	$48.2	$81.3
Accounts receivable, net	115.7	105.7
Unbilled receivables, net	222.0	222.8
Inventoried costs	145.9	125.5
Prepaid expenses	12.8	11.9
Other current assets	43.2	35.4
Total current assets	587.8	582.6
Property, plant and equipment, net	218.6	213.1
Operating lease right-of-use assets	48.2	47.4
Goodwill	558.2	558.2
Intangible assets, net	52.2	55.2
Other assets	97.8	95.0
Total assets	$1,562.8	$1,551.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$58.4	$57.3
Accrued expenses	41.0	33.8
Accrued compensation	54.0	52.2
Accrued interest	1.5	1.5
Billings in excess of costs and earnings on uncompleted contracts	73.1	62.1
Current portion of operating lease liabilities	11.6	10.8
Other current liabilities	10.4	15.6
Current liabilities of discontinued operations	0.9	0.9
Total current liabilities	250.9	234.2
Long-term debt, net of current portion	232.1	250.2
Operating lease liabilities, net of current portion	41.0	40.8
Other long-term liabilities	77.4	77.4
Long-term liabilities of discontinued operations	1.1	1.4
Total liabilities	602.5	604.0
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	14.7	11.2
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares outstanding at June 25, 2023 and December 25, 2022	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 127,641,905 and 125,985,306 shares issued and outstanding at June 25, 2023 and December 25, 2022, respectively	—	—
Additional paid-in capital	1,623.7	1,608.4
Accumulated other comprehensive income (loss)	2.9	(0.8)
Accumulated deficit	(681.0)	(671.3)
Total stockholders’ equity	945.6	936.3
Total liabilities and stockholders’ equity	$1,562.8	$1,551.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Service revenues	$103.7	$78.8	$195.3	$146.7
Product sales	153.2	145.4	293.4	273.7
Total revenues	256.9	224.2	488.7	420.4
Cost of service revenues	80.0	56.2	148.2	106.1
Cost of product sales	113.0	110.2	217.2	204.6
Total costs	193.0	166.4	365.4	310.7
Gross profit	63.9	57.8	123.3	109.7
Selling, general and administrative expenses	47.3	44.5	95.1	87.8
Merger and acquisition expenses	—	0.1	—	0.4
Research and development expenses	9.9	9.2	20.1	18.4
Restructuring expenses and other	—	5.9	0.9	6.2
Operating income (loss)	6.7	(1.9)	7.2	(3.1)
Other expense:
Interest expense, net	(5.1)	(2.9)	(10.4)	(8.8)
Loss on extinguishment of debt	—	—	—	(13.0)
Other income (loss), net	0.2	—	(0.1)	0.1
Total other expense, net	(4.9)	(2.9)	(10.5)	(21.7)
Income (loss) from continuing operations before income taxes	1.8	(4.8)	(3.3)	(24.8)
Provision (benefit) for income taxes from continuing operations	2.4	0.5	3.1	(3.8)
Loss from continuing operations	(0.6)	(5.3)	(6.4)	(21.0)
Discontinued operations:
Loss from discontinued operations before income taxes	—	—	—	(0.3)
Income tax benefit	0.2	0.9	0.2	1.0
Income from discontinued operations	0.2	0.9	0.2	0.7
Net loss	(0.4)	(4.4)	(6.2)	(20.3)
Less: Net income attributable to noncontrolling interest	2.3	0.3	3.5	0.3
Net loss attributable to Kratos	$(2.7)	$(4.7)	$(9.7)	$(20.6)
Basic and diluted loss per common share attributable to Kratos:
Loss from continuing operations	$(0.02)	$(0.04)	$(0.08)	$(0.17)
Income from discontinued operations	—	—	—	0.01
Loss per common share	$(0.02)	$(0.04)	$(0.08)	$(0.16)

Basic and diluted weighted average common shares outstanding	129.1	126.4	128.9	126.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Net loss	$(0.4)	$(4.4)	$(6.2)	$(20.3)
Change in unrealized cash flow hedge (net of taxes of $0.6 million at June 25, 2023)	1.8	—	1.8	—
Change in cumulative translation adjustment	1.6	(0.6)	1.9	(0.6)
Comprehensive income (loss)	3.0	(5.0)	(2.5)	(20.9)
Less: Comprehensive income attributable to noncontrolling interest	2.3	0.3	3.5	0.3
Comprehensive income (loss) attributable to Kratos	$0.7	$(5.3)	$(6.0)	$(21.2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended June 25, 2023 and June 26, 2022
(in millions)
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, March 27, 2022	$15.2	124.8	$—	$1,582.0	$0.6	$(650.3)	$932.3
Stock-based compensation	—	—	—	6.4	—	—	6.4
Restricted stock issued and related taxes	—	0.3	—	(4.8)	—	—	(4.8)
Issuance of common stock for acquisitions	—	0.3	—	5.0	—	—	5.0
Net Income (loss)	0.3	—	—	—	—	(4.7)	(4.7)
Other comprehensive loss, net of tax	—	—	—	—	(0.6)	—	(0.6)
Changes in noncontrolling interest	(7.7)	0.2	—	4.5	—	—	4.5
Balance, June 26, 2022	$7.8	125.6	$—	$1,593.1	$—	$(655.0)	$938.1

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, March 26, 2023	$12.4	126.7	$—	$1,610.0	$(0.5)	$(678.3)	$931.2
Stock-based compensation	—	—	—	6.0	—	—	6.0
Restricted stock issued and related taxes	—	0.1	—	(0.8)	—	—	(0.8)
Net income (loss)	2.3	—	—	—	—	(2.7)	(2.7)
Other comprehensive income, net of tax	—	—	—	—	3.4	—	3.4
Changes in noncontrolling interest	$—	0.8	$—	$8.5	$—	$—	8.5
Balance, June 25, 2023	$14.7	127.6	$—	$1,623.7	$2.9	$(681.0)	$945.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the six months ended June 25, 2023 and June 26, 2022
(in millions)
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 26, 2021	$15.2	124.0	$—	$1,578.9	$0.6	$(634.4)	$945.1
Stock-based compensation	—	—	—	13.3	—	—	13.3
Issuance of common stock for employee stock purchase plan and stock options	—	0.2	—	2.9	—	—	2.9
Restricted stock issued and related taxes	—	0.9	—	(11.5)	—	—	(11.5)
Issuance of common stock for acquisitions	—	0.3	—	5.0	—	—	5.0
Net income (loss)	0.3	—	—	—	—	(20.6)	(20.6)
Other comprehensive loss, net of tax	—	—	—	—	(0.6)	—	(0.6)
Changes in noncontrolling interest	(7.7)	0.2	—	4.5	—	—	4.5
Balance, June 26, 2022	$7.8	125.6	$—	$1,593.1	$—	$(655.0)	$938.1

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 25, 2022	$11.2	126.0	$—	$1,608.4	$(0.8)	$(671.3)	$936.3
Stock-based compensation	—	—	—	12.6	—	—	12.6
Issuance of common stock for employee stock purchase plan and stock options	—	0.3	—	2.9	—	—	2.9
Restricted stock issued and related taxes	—	0.5	—	(3.4)	—	—	(3.4)
Net income (loss)	3.5	—	—	—	—	(9.7)	(9.7)
Other comprehensive income, net of tax	—	—	—	—	3.7	—	3.7
Changes in noncontrolling interest	—	0.8	—	3.2	—	—	3.2
Balance, June 25, 2023	$14.7	127.6	$—	$1,623.7	$2.9	$(681.0)	$945.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	June 25, 2023	June 26, 2022
Operating activities:
Net loss	$(6.2)	$(20.3)
Income from discontinued operations	0.2	0.7
Loss from continuing operations	(6.4)	(21.0)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	15.8	13.9
Deferred income taxes	0.1	0.4
Amortization of lease right-of-use assets	5.5	5.3
Stock-based compensation	12.6	13.3
Amortization of deferred financing costs	0.3	0.4
Loss on extinguishment of debt	—	13.0
Provision for doubtful accounts	0.9	—
Litigation related charges	—	5.5
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(10.7)	0.3
Unbilled receivables	(7.1)	(15.3)
Inventoried costs	(20.0)	(25.8)
Prepaid expenses and other assets	(9.7)	(13.2)
Operating lease liabilities	(5.2)	(5.5)
Accounts payable	2.2	5.6
Accrued expenses	7.2	7.7
Accrued compensation	2.0	(1.3)
Accrued interest	(0.1)	(1.1)
Billings in excess of costs and earnings on uncompleted contracts	11.2	1.3
Income tax receivable and payable	0.6	(6.2)
Other liabilities	(1.3)	(6.8)
Net cash used in operating activities from continuing operations	(2.1)	(29.5)
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(131.9)
Proceeds from sale of assets	8.3	0.1
Capital expenditures	(18.9)	(21.9)
Net cash used in investing activities from continuing operations	(10.6)	(153.7)
Financing activities:
Proceeds from the issuance of long-term debt	—	200.0
Borrowing under credit facility	34.0	100.0
Redemption of Senior Secured Notes	—	(309.8)
Repayment under credit facility and term loan	(53.5)	—
Debt issuance costs	—	(3.2)
Payments under finance leases	(0.8)	(0.6)
Payments of employee taxes withheld from share-based awards	(3.4)	(11.5)
Proceeds from shares issued under equity plans	2.9	2.9
Net cash used in financing activities from continuing operations	(20.8)	(22.2)
Net cash used in continuing operations	(33.5)	(205.4)
Net operating cash flows of discontinued operations	(0.1)	(0.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.5	(1.2)
Net decrease in cash, cash equivalents and restricted cash	(33.1)	(207.0)
Cash, cash equivalents and restricted cash at beginning of period	81.3	349.4
Cash, cash equivalents and restricted cash at end of period	$48.2	$142.4

Significant non-cash investing and financing activities:
Financing lease obligation incurred	$0.1	$9.1
Common stock issuance for purchase of noncontrolling interests	$10.7	$2.7
Common stock issuance for acquisition	$—	5.0
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

(a)    Basis of Presentation

 The information as of June 25, 2023 and for the three and six months ended June 25, 2023 and June 26, 2022 is unaudited. The condensed consolidated balance sheet as of December 25, 2022 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 25, 2022, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2023 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

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

(c)    Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year. The three month periods ended June 25, 2023 and June 26, 2022 consisted of 13-week periods. The six month periods ended June 25, 2023 and June 26, 2022 consisted of 26-week periods. There are 53 calendar weeks in the fiscal year ending on December 31, 2023 and 52 calendar weeks in the fiscal year ending December 25, 2022.

(d)    Accounting Estimates

There have been no significant changes in the Company’s accounting estimates for the six months ended June 25, 2023 as compared to the accounting estimates described in the Annual Report on Form 10-K.

(e)    Fair Value of Financial Instruments

The Company uses forward exchange contracts to manage foreign currency risks associated with certain transactions, specifically forecasted materials and salaries paid in foreign currencies. The Company also has entered into an interest rate swap contract in order to mitigate the exposure to interest rate movements associated with the Company’s Term Loan A. These derivative instruments are measured at fair value using observable market inputs such as interest rates. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At June 25, 2023, the derivative instruments were included in other current assets and other current liabilities on the Company's Condensed Consolidated Balance Sheets.

The carrying amounts and the related fair values of the Company’s derivative instruments measured at fair value on a recurring basis at June 25, 2023, are presented in Note 15.

The carrying value of all financial instruments, including cash equivalents, accounts receivable, unbilled receivables, accounts payable, accrued expenses, billings in excess of cost and earnings on uncompleted contracts, income taxes payable and long and short-term debt, approximated their estimated fair values at June 25, 2023 and December 25, 2022 due to the short-term nature of these instruments.

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

Based on the Company’s estimate of fair value, as of May 23, 2022, net liabilities included $2.5 million of current liabilities. The identifiable intangible assets include trade names of $0.5 million with a remaining useful life of 5 years, contracts and backlog of $2.5 million with an estimated useful life of 3 years, in-process research and development of $7.3 million that will commence amortization at the completion of the development and developed technology of $0.5 million with a remaining useful life of 3 years. The Company also established a deferred tax asset of $0.2 million for the difference between the financial statement basis and tax basis of the acquired assets of SRE and a corresponding decrease in goodwill. The goodwill recorded in this transaction is expected to be tax-deductible.

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

The amounts of revenue and operating income of SRE included in the Company’s condensed consolidated statements of operations were $13.1 million and $0.7 million for the three months ended June 25, 2023, respectively, and $25.1 million and $1.3 million for the six months ended June 25, 2023, respectively. The amounts of revenue and operating loss of SRE included in the Company’s condensed consolidated statements of operations were $4.1 million and $0.5 million for the three months ended June 26, 2022, respectively.

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

For the three and six month periods ended June 26, 2022 (all amounts, except per share amounts, are in millions):

	Three Months Ended	Six Months Ended
	June 26, 2022	June 26, 2022
Pro forma revenues	$230.9	$437.4
Pro forma net loss before tax	$(4.5)	$(23.7)
Pro forma net loss	$(4.4)	$(19.5)

Basic pro forma loss per share	$(0.04)	$(0.15)
Diluted pro forma loss per share	$(0.04)	$(0.15)

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

Remaining Performance Obligations

The Company calculates revenues from remaining performance obligations as the dollar value of the remaining performance obligations on executed contracts. On June 25, 2023, the Company had approximately $1,157.3 million of remaining performance obligations. The Company expects to recognize approximately 39% of the remaining performance obligations as revenue in fiscal year 2023, an additional 32% in fiscal year 2024, and the balance thereafter.

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

As a result of the EAC process, any quarterly adjustments to revenues, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if it is determined the Company will be successful in mitigating the risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if it is determined the Company will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales, and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could affect the profitability of one or more of the Company’s contracts. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined. No cumulative catch-up adjustment on any one contract was material to the Company’s unaudited condensed consolidated financial statements for the three and six-month periods ended June 25, 2023, and June 26, 2022. Likewise, total cumulative catch-up adjustments were not material for the three and six-month periods ended June 25, 2023, and June 26, 2022.

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

Net contract assets and liabilities are as follows (in millions):

	June 25, 2023	December 25, 2022	Net Change
Contract assets	$222.0	$222.8	$(0.8)
Contract liabilities	$73.1	$62.1	$11.0
Net contract assets	$148.9	$160.7	$(11.8)

Contract assets decreased $0.8 million during the six months ended June 25, 2023, primarily due to lower unbilled receivables, net during the six months ended June 25, 2023. There were no significant impairment losses related to any receivables or contract assets arising from the Company’s contracts with customers during the six months ended June 25, 2023. Contract liabilities increased $11.0 million during the six months ended June 25, 2023, primarily due to payments received in excess of revenue recognized on these performance obligations. For the three and six months ended June 25, 2023, the Company recognized revenue of $12.4 million and $33.6 million that was previously included in the contract liabilities that existed at December 25, 2022. For the three and six months ended June 26, 2022 the Company recognized revenue of $14.8 million and $36.0 million that was previously included in the contract liabilities that existed at December 26, 2021.

In November 2019, a large training solutions program was terminated for convenience (“T for C”) by the customer. Under a T for C, a contractor is entitled to seek specified costs through a termination settlement process including (1) the contract price for completed supplies and services accepted by the government but not previously paid for; (2) the cost incurred in the performance of work terminated plus a reasonable profit on those costs; and (3) its costs incurred in settling with subcontractors and preparing and settling the termination proposal. Under a T for C, the Company would not be able to collect the total withheld amounts until the settlement terms of the T for C have been negotiated and agreed to with the customer. At June 25, 2023, approximately $4.8 million in unbilled receivables remained outstanding on this project. In March 2022, the Company and the customer agreed to a settlement of $6.0 million for a portion of the amounts outstanding on this project, which was collected in July 2022. The remaining unbilled receivable balance of $4.8 million is subject to negotiation and settlement with the customer.

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

Disaggregation of Revenue

The following series of tables presents the Company’s revenue disaggregated by several categories. For the majority of contracts, revenue is recognized over time as work is performed on the contract. Revenue by contract type was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Kratos Government Solutions
Fixed price	$132.5	$119.9	$259.5	$221.2
Cost plus fee	59.9	37.1	105.6	69.4
Time and materials	12.4	10.8	23.5	20.8
Total Kratos Government Solutions	204.8	167.8	388.6	311.4
Unmanned Systems
Fixed price	39.0	40.7	75.9	72.2
Cost plus fee	10.5	15.3	18.6	35.7
Time and materials	2.6	0.4	5.6	1.1
Total Unmanned Systems	52.1	56.4	100.1	109.0
Total Revenues	$256.9	$224.2	$488.7	$420.4

Revenue by customer was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Kratos Government Solutions
U.S. Government (1)	$129.5	$104.2	$244.0	$193.7
International (2)	47.9	36.1	92.9	70.8
U.S. Commercial and other customers	27.4	27.5	51.7	46.9
Total Kratos Government Solutions	204.8	167.8	388.6	311.4
Unmanned Systems
U.S. Government (1)	49.1	51.9	94.9	102.0
International (2)	2.4	3.6	4.3	5.4
U.S. Commercial and other customers	0.6	0.9	0.9	1.6
Total Unmanned Systems	52.1	56.4	100.1	109.0
Total Revenues	$256.9	$224.2	$488.7	$420.4
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

Note 5. Goodwill and Intangible Assets

(a)    Goodwill

    The carrying amounts of goodwill as of June 25, 2023 and December 25, 2022 by reportable segment are as follows (in millions):

	KGS	US	Total
Gross value	$683.6	$127.9	$811.5
Less accumulated impairment	239.5	13.8	253.3
Net	$444.1	$114.1	$558.2

(b)    Purchased Intangible Assets

The following table sets forth information for finite-lived and indefinite-lived intangible assets (in millions):

	As of June 25, 2023			As of December 25, 2022
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$80.9	$(61.5)	$19.4	$80.9	$(60.1)	$20.8
Contracts and backlog	39.1	(37.1)	2.0	39.1	(36.3)	2.8
Developed technology and technical know-how	33.7	(27.6)	6.1	33.7	(27.0)	6.7
Trade names	3.8	(2.5)	1.3	3.8	(2.3)	1.5
In-process research and development	16.8	(0.3)	16.5	16.8	(0.3)	16.5
Total finite-lived intangible assets	174.3	(129.0)	45.3	174.3	(126.0)	48.3
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$181.2	$(129.0)	$52.2	$181.2	$(126.0)	$55.2

Consolidated amortization expense related to intangible assets subject to amortization was $1.4 million and $1.6 million for the three months ended June 25, 2023 and June 26, 2022, respectively, and $3.0 million and $3.3 million for the six months ended June 25, 2023 and June 26, 2022, respectively.

Note 6. Inventoried Costs

Inventoried costs, consisted of the following components (in millions):

	June 25, 2023	December 25, 2022
Raw materials	$76.6	$73.6
Work in process	62.7	50.8
Finished goods	6.6	1.1
Total inventoried costs	$145.9	$125.5

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

Shares from stock options and awards, excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive, were 1.0 million and 1.2 million for the three and six months ended June 25, 2023, respectively, and 1.8 million and 1.4 million for the three and six months ended June 26, 2022, respectively.

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

    The components of lease expense were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Amortization of right of use assets - finance leases	$0.7	$0.6	$1.5	$1.3
Interest on lease liabilities - finance leases	0.8	0.7	1.5	1.4
Operating lease cost	3.4	3.3	6.7	6.6
Short-term lease cost	0.3	0.2	0.5	0.4
Variable lease cost (cost excluded from lease payments)	0.1	0.1	0.1	0.1
Sublease income	—	—	—	—
Total lease cost	$5.3	$4.9	$10.3	$9.8

The components of leases on the balance sheet were as follows (in millions):

	June 25, 2023	December 25, 2022
Operating leases:
Operating lease right-of-use assets	$48.2	$47.4
Current portion of operating lease liabilities	$11.6	$10.8
Operating lease liabilities, net of current portion	$41.0	$40.8
Finance leases:
Property, plant and equipment, net	$44.1	$45.8
Other current liabilities	$1.4	$1.7
Other long-term liabilities	$49.8	$49.9

Cash paid for amounts included in the measurement of lease liabilities was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Finance lease - cash paid for interest	$0.8	$0.7	$1.5	$1.4
Finance lease - financing cash flows	$0.4	$0.3	$0.8	$0.6
Operating lease - operating cash flows (fixed payments)	$3.6	$3.4	$6.6	$6.8

Other supplemental noncash information (in millions):

	Three Months Ended		Six Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Operating lease liabilities arising from obtaining right-of-use assets	$4.5	$1.3	$6.4	$5.0
Finance lease liabilities arising from obtaining right-of-use assets	$0.1	$9.1	$0.1	$9.1

			June 25, 2023	June 26, 2022
Weighted-average remaining lease term (in years):
Operating leases			4.76	4.32
Finance leases			15.08	15.56

Weighted-average discount rate:
Operating leases			4.95%	6.44%
Finance leases			6.41%	6.03%

The maturity of lease liabilities is (in millions):

	Operating Leases	Finance Leases
2023 (1)	$7.3	$2.3
2024	13.2	4.8
2025	11.6	4.9
2026	10.1	5.0
2027	8.9	5.1
Thereafter	7.6	59.5
Total lease payments	58.7	81.6
Less: imputed interest	(6.1)	(30.4)
Total present value of lease liabilities	$52.6	$51.2
(1) Excludes the six months ended June 25, 2023.

Note 9. Income Taxes

A reconciliation of the total income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate of 21% to income (loss) from continuing operations before income taxes for the three and six months ended June 25, 2023 and June 26, 2022 is as follows (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Income tax expense (benefit) at federal statutory rate	$0.4	$(1.0)	$(0.7)	$(5.2)
Nondeductible expenses and other	1.9	1.5	3.5	2.5
Stock compensation - excess tax shortfalls (benefits)	0.3	0.3	0.7	(0.6)
Federal impact of research & development tax credits	(0.2)	(0.3)	(0.4)	(0.5)
Provision (benefit) for income taxes from continuing operations	$2.4	$0.5	$3.1	$(3.8)

The Company calculates its interim income tax provision in accordance with ASC Topic 270, “Interim Reporting,” and ASC Topic 740, “Accounting for Income Taxes.” Prior to 2022, the Company calculated the provision for income taxes during the interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The

Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method used prior to 2022 would not provide a reliable estimate for the six months ended June 25, 2023 and June 26, 2022. Therefore, a discrete effective tax rate method was used to calculate taxes for the six months ended June 25, 2023 and June 26, 2022.
As of June 25, 2023, the Company had $25.1 million of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at June 25, 2023 are $22.6 million that, if recognized, would impact the Company’s effective income tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the six months ended June 25, 2023 and June 26, 2022, the Company recorded an expense for interest and penalties of $0.1 million and $0.2 million, respectively. For the six months ended June 25, 2023 and June 26, 2022, there was no material benefit recorded related to the removal of interest and penalties. The Company believes that it is reasonably possible that as much as $0.1 million of the liabilities for uncertain tax positions will expire within the next twelve months due to the expiration of various applicable statutes of limitations.

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

Note 10. Debt

(a) New Credit Facility

On February 18, 2022, the Company completed the refinancing of its outstanding $90 million revolving credit facility and $300 million 6.5% Senior Secured Notes (the “Senior Secured Notes”), with a new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A (collectively, the “New Credit Facility”). The Company incurred debt issuance costs of $3.3 million associated with the New Credit Facility. As of June 25, 2023, the Company made $5.0 million in principal payments on Term Loan A, and has net amounts outstanding of approximately $43.0 million under the new Revolving Credit Facility, with approximately $157.0 million remaining in borrowing capacity, less approximately $13.6 million of letters of credit outstanding.

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

Mandatory amortization on the Term Loan A is 2.5% in each of the first and second years and 5.0% in each of the third, fourth and fifth years, with the remaining outstanding balance due at maturity. The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. The Company was in compliance with the covenants contained in the Credit Agreement as of June 25, 2023.

On April 28, 2023, the Company entered into an interest rate swap contract to hedge U.S. dollar-one month Term SOFR in order to fix the interest rate movements associated with the Company’s Term Loan A. The initial hedge amount was $195.0 million and amortizes in accordance with Term Loan A. The swap is at a fixed rate of one-month term SOFR of 3.721% and settles monthly on the last day of each calendar month. The swap has an effective date of May 1, 2023 and terminates on May 1, 2026. Refer to Note 15 for further discussion of the accounting treatment of the swap arrangement.

Term Loan and Revolving Credit Debt

Term loan and revolving credit debt and the current period interest rates are as follows (in millions):

	June 25, 2023	December 25, 2022
Term Loan A	$195.0	$197.5
Revolving credit facility	43.0	60.0
Total debt	238.0	257.5
Less current portion	5.0	6.3
Total long-term debt, less current portion	233.0	251.2
Less long-term unamortized debt issuance costs - term loans	0.9	1.0
Total long-term debt, net of unamortized debt issuance costs - term loans	$232.1	$250.2
Unamortized debt issuance costs - revolving credit facility	$0.9	$1.0
Current period interest rate	7.5%	6.4%

Future long-term debt principal payments at June 25, 2023 were as follows (in millions):

2023	$3.8
2024	8.7
2025	10.0
2026	10.0
2027	205.5
$238.0

(b) 6.5% Senior Secured Notes due 2025

In November 2017, the Company issued and sold $300 million aggregate principal amount of 6.5% Senior Secured Notes due 2025 (the “Senior Secured Notes”), in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Company incurred debt issuance costs of $6.6 million associated with the Senior Secured Notes. The Senior Secured Notes were redeemed on March 14, 2022.

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

Note 11. Segment Information

The Company operates in two reportable segments. The KGS reportable segment is comprised of an aggregation of KGS operating business units, including the Company’s microwave electronics products, space, satellite and cyber, training solutions, C5ISR/modular systems, turbine technologies and defense and rocket support systems operating segments. The US reportable segment consists of the Company’s unmanned aerial, unmanned ground, unmanned seaborne and command, control and communications system business. The KGS and US segments provide products, solutions and services for mission critical national security programs. KGS and US customers primarily include national security related agencies, the U.S. Department of Defense (the “DoD”), intelligence agencies and classified agencies, and to a lesser degree, international government agencies and domestic and international commercial customers.

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

 Revenues, depreciation and amortization, and operating income (loss) generated by the Company’s reportable segments for the three and six month periods ended June 25, 2023 and June 26, 2022 are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Revenues:
Kratos Government Solutions
Service revenues	$102.2	$77.2	$192.4	$144.0
Product sales	102.6	90.6	196.2	167.4
Total Kratos Government Solutions	$204.8	$167.8	$388.6	$311.4
Unmanned Systems
Service revenues	1.5	1.6	2.9	2.7
Product sales	50.6	54.8	97.2	106.3
Total Unmanned Systems	52.1	56.4	100.1	109.0
Total revenues	$256.9	$224.2	$488.7	$420.4
Depreciation and amortization:
Kratos Government Solutions	$5.9	$5.0	$11.8	$10.1
Unmanned Systems	2.0	1.9	4.0	3.8
Total depreciation and amortization	$7.9	$6.9	$15.8	$13.9
Operating income (loss):
Kratos Government Solutions	$11.6	$9.5	$19.3	$15.1
Unmanned Systems	1.2	(5.0)	0.6	(4.5)
Corporate activities	(6.1)	(6.4)	(12.7)	(13.7)
Total operating income (loss)	$6.7	$(1.9)	$7.2	$(3.1)

The Unmanned Systems operating loss for the three and six months ended June 26, 2022 includes a $5.5 million litigation settlement charge related to the resolution of a dispute with an international customer, for which the contractual arrangement was entered into in March 2011, prior to Kratos’ acquisition of Composite Engineering Inc. (“CEi”).

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

On June 13, 2022, the Company entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) to acquire an additional 9.95% (the “Purchased Shares”) of the issued and outstanding shares of capital stock of KTT Core (together with its wholly-owned subsidiaries including FTT Inc.), a majority owned subsidiary of the Company, for an aggregate estimated purchase price of approximately $6.4 million, to be paid in shares of Kratos common stock. Pursuant to the Equity Purchase Agreement, the Company paid consideration of $2.7 million, paid in 190,258 shares of its common stock, based upon Kratos’ trading price on the date of distribution. Following the closing of the transactions contemplated by the Equity Purchase Agreement, the Company owned 90.05% of KTT Core. On April 7, 2023, the final aggregate purchase price, as updated to reflect the actual 2022 operating results and to reflect the market price of Kratos common stock on the day of issuance, was determined and 828,128 shares of Kratos common stock were issued to the Holders of the minority interest with a value of $10.7 million.

The Put Right and annual purchase right of the Holders and the Company, respectively, remain available under the Exchange Agreement as to the remaining 9.95% minority interest in KTT Core.

The Company adjusts the carrying value of such redeemable noncontrolling interest based on an allocation of subsidiary earnings based on ownership interest. Redeemable noncontrolling interest is recorded outside of permanent equity at the higher of its carrying value or management’s estimate of the amount (the “Redemption Amount”) that the Company could be required to pay in connection with the Put Right. Adjustments to the Redemption Amount will have a corresponding effect on net income per share attributable to Kratos shareholders. As a result of the Company’s acquisition of an additional 9.95% of the issued and outstanding shares of capital stock of KTT Core, the carrying value of the redeemable noncontrolling interest was adjusted. As of December 25, 2022, the estimated Redemption Amount of the redeemable noncontrolling interest was $11.2 million. For the three and six months ended June 26, 2022 there was no adjustment to the carrying value of the redeemable noncontrolling interest. The Company recorded an increase of $2.0 million and $2.9 million in the carrying value of the redeemable noncontrolling interest to the estimated Redemption Amount for the three and six months ended June 25, 2023, respectively.

Note 13. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales contracted through the U.S. Government, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $178.6 million and $156.1 million, or 70% and 70% of total Kratos revenue, for the three months ended June 25, 2023 and June 26, 2022, respectively, and $338.9 million and $295.7 million, or 69% and 70% of total Kratos revenue, for the six months ended June 25, 2023 and June 26, 2022, respectively.

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

Note 15. Derivative Financial Instruments

The Company’s derivative portfolio consists of forward exchange contracts used to manage foreign currency risks and an interest rate swap contract to hedge U.S. dollar-one month Term SOFR in order to mitigate the exposure to interest rate movements associated with the Company’s Term Loan A. Derivative financial instruments are recognized on the Condensed Consolidated Balance Sheets as either assets or liabilities and are measured at fair value.

Forward Contracts

Changes in the fair values of the foreign currency exchange contracts are recorded each period in earnings. As of June 25, 2023, the Company did not use hedge accounting for its foreign currency exchange contracts. The notional value of the Company’s foreign currency exchange contracts at June 25, 2023, was $3.2 million. At June 25, 2023, the fair value amounts of the foreign currency exchange contracts were a $0.5 million asset and a $1.3 million liability. The net loss from these forward exchange contracts was $0.5 million and $0.7 million for the three and six months ended June 25, 2023, respectively, and is included in other income (expense). The notional value of the Company’s foreign currency exchange contracts at December 25, 2022, was $10.2 million. At December 25, 2022, the fair value amounts of the foreign currency exchange contracts were a $0.1 million asset and a $0.3 million liability.

Cash Flow Hedge

On April 28, 2023, the Company entered into an interest rate swap contract with an initial notional amount of $195.0 million to manage the variability of cash flows associated with the Term Loan A. The interest rate swap contract matures on May 1, 2026 and requires periodic interest rate settlements. The swap is at a fixed SOFR of 3.721% and settles monthly on the last day of each calendar month. The Company has designated the interest rate swap contract as a cash flow hedge and assesses the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. Changes in fair value (gains and losses) related to derivative financial instruments that qualify as cash flow hedges are deferred in Accumulated Other Comprehensive Income (Loss) (“AOCI”) until the underlying transaction is reflected in earnings. The net gain reclassed from AOCI from the interest rate swap reflected in earnings was $0.4 million for the three months ended June 25, 2023 and is recorded as an offset to interest expense. The Company did not have any interest rate swap contracts on December 25, 2022.

The fair value of this derivative represents the discounted value of the expected future discounted cash flows for the interest rate swap, based on the amortization schedule and the current forward curve for the remaining term of the contract, as of the date of each reporting period (in millions):

	June 25, 2023		December 25, 2022
	Notional Value	Fair Value	Notional Value	Fair Value
Interest rate swap contract designated as a cash flow hedge, net of taxes	$195.0	$1.8	$—	$—

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” relating to our future financial performance, the market for our services and our expansion plans and opportunities. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements reflect our current beliefs, expectations and projections, are based on assumptions, and are subject to known and unknown risks and uncertainties that could cause our actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of these factors are beyond our ability to control or predict. As a result, you should not place undue reliance on forward-looking statements. Important risks and uncertainties that could cause our actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, but are not limited to: changes or cutbacks in spending or the appropriation of funding by the Federal Government, including the Department of Defense (“DoD”), which could cause delays, cancellations or reductions of key government contracts; bid protests; changes in the scope or timing of our projects; the timing, rescheduling or cancellation of significant customer contracts and agreements; failure by our subcontractors or suppliers to perform their contractual obligations; our failure to meet performance obligations; if the unmanned systems markets do not experience significant growth, or it the products we have developed or will develop do not become programs of record; if we cannot expand our customer base or if our products do not achieve broad acceptance which could impact our ability to achieve our anticipated level of growth; consolidation by or the loss of key customers; risks of adverse regulatory action or litigation; risks associated with debt leverage; failure to successfully achieve our acquisition, integration, cost reduction or divestiture strategies; risks related to security breaches, cybersecurity attacks or other significant disruptions of our information systems; risks related to the new DoD CMMC requirement recently issued by the Pentagon; risks associated with pandemics, epidemics or other public health emergencies, such as the outbreak of coronavirus disease 2019 (“COVID-19”); risks related to unknown defects or errors in our products; risks relating to the ongoing conflict in Ukraine; risks related to continued interest rate increases by the Federal Reserve; and competition in the marketplace, which could reduce revenues and profit margins, as well as the additional risks and uncertainties described in this Quarterly Report on Form 10-Q, in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 25, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2023 (the “Form 10-K”), and in other reports that we have filed with the SEC. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except as required by law, we assume no responsibility for updating any forward-looking statements, whether as a result of new information, future events or otherwise.

All references to “us,” “we,” “our,” the “Company” and “Kratos” refer to Kratos Defense & Security Solutions, Inc., a Delaware corporation, and its subsidiaries.

Overview

Kratos is a technology company in the Defense, National Security and Global markets. Kratos develops, rapidly brings to market and fields transformational technology, products, software and systems at an affordable cost.

Through demonstrated and proven commercial and venture capital backed approaches, including proactive, internally funded research and streamlined development processes and by partnering with similar entrepreneurial entities, Kratos is focused on being first to market, well in advance of the competition which is typically focused on and aligned with government funding cycles and the related extended development and fielding timelines. At Kratos, affordability is a technology, better is the enemy of good enough and ready today, and being first to market with relevant offerings is our key competitive advantage.

Kratos’ primary focus areas are unmanned systems, space and satellite communications, including software products, microwave electronics products, cybersecurity/warfare, rocket, hypersonic and missile defense systems, turbine technologies, and Command, Control, Communication, Computing, Combat, Intelligence Surveillance and Reconnaissance (“C5ISR”) Systems and training solutions. We believe that our technology, intellectual property, proprietary products, and software and designed-in positions on our customers’ programs, platforms and systems, and our ability to rapidly develop, demonstrate and field affordable leading technology solutions ahead of the competition, gives us a competitive advantage and creates a high barrier to entry into our markets.

Our workforce is primarily engineering and technically oriented with a significant number of employees holding national security clearances. Much of our work is performed at customer locations, or in a secure manufacturing facility and other secured facilities. Our primary end customers are defense and national security related agencies, communications and other global enterprises. Our entire organization is focused on executing our strategy of being the disruptive, affordable, leading technology and intellectual property based product, software and system provider in our markets.

Industry Update

On December 29, 2022, President Biden signed into law the Consolidated Appropriations Act of 2023, a $1.7 trillion spending bill funding the U.S. federal budget for the 2023 federal fiscal year. The funding bill includes a $775.2 billion appropriation for domestic initiatives, a roughly 6% increase in spending for domestic initiatives from the 2022 fiscal year appropriations, with Defense and National Security programs also increasing by approximately 10% to $858 billion. The bill also includes approximately $45 billion for Ukraine and NATO allies. On January 19, 2023, the U.S. reached its $31.4 trillion debt ceiling and, as a result, the U.S. Treasury Department began taking extraordinary special measures to maintain the payment of the U.S. Government’s bills. On June 3, 2023, President Biden signed into law a bill to suspend the debt limit through January 1, 2025.

On July 14, 2023, the U.S. House of Representatives passed its version of a sweeping bill setting Policy for the Department of Defense, the Fiscal 2024 National Defense Authorization Act (“NDAA”), at $886 billion. The vote of 219-210 was largely along party lines, a departure from the typical bipartisan support for a bill that has passed every year since 1961. The Senate passed its version of the NDAA bill on July 27, 2023 at $866 billion and included several significant differences from the previously passed U.S. House of Representative bill. Now, the two chambers, i.e., the House and the Senate, will attempt to negotiate a compromise bill that should come up for a vote later this year. The NDAA is one of the major pieces of legislation Congress passes annually. The NDAA is closely watched by industry and other stakeholders and related interests, as the NDAA typically determines the specific spending outlays and purchases of the Department of Defense and other National Security related Agencies.

The current budget environment, including COVID-19 expenditures, Ukraine funding support, heightened levels of inflation, related supply chain disruption, the appropriations process, continues to create significant short and long-term industry risks. Additionally, with the recent change of party in Congress in 2022, resulting with the Democrats controlling the Senate and the Presidency and the Republicans controlling the House of Representatives, considerable uncertainty exists regarding how future budgets, funding, timing and related program decisions will unfold, including the potential differing defense spending priorities of the Biden administration and of the Congress.

We believe continued budget pressures, (which are expected), Continuing Resolution Authorizations (“CRAs”), (which are also expected), future Federal Government debt ceiling issues, or Federal Government shutdowns could have serious negative consequences for the security of our country and the defense industrial base, including the Company and the related customers, employees, suppliers, investors, and communities that rely on companies in the defense industrial base. It is likely that budget and program decisions made in such an uncertain environment would have long-term implications for our Company and the entire defense industry. Additionally, funding for certain programs, including those in which we currently participate, may be reduced, delayed or cancelled, and budget uncertainty or funding cuts globally could adversely affect the viability of our customers, partners, teammates, subcontractors, suppliers, and our employee base.

We believe that our business is well-positioned in areas that the U.S. Department of Defense (“DoD”) and other customers indicate are priorities for future defense spending, including those based on the 2022 National Security Strategy document, the 2023 U.S. National Security related budget and NDAA and the recently released fiscal 2024 National Security Budget request and NDAA, and also the related Future Years Defense Program or five year projection of the forces, resources and programs needed to support the DoD’s strategy and operations.

However, due to a divided Congress and Executive Branch, federal budgetary uncertainty, expected CRAs, potential budgetary restrictions or limitations, defense or other spending cuts, including the budgetary impacts of ongoing COVID-19 spending and support for the conflict in Ukraine, challenges in the appropriations process, the debt ceiling issue and ongoing fiscal debates, the short and long term impacts to the industry and to our business remain uncertain.

Such a challenging federal and DoD budgetary environment may negatively impact our customers, business and programs and could have a material adverse effect on our forecasts, estimates, financial position, results of operations and/or cash flows.

We continue to be affected by various unfavorable macroeconomic conditions including significant adverse supply chain disruptions that continue throughout the industry and for us, and related delays in the receipt and delivery of materials, parts, supplies, etc., which in certain instances and for certain items is significant. In addition, inflation and the related increased costs of inputs needed to execute our business, including materials, parts, supplies, consultants, subcontractors, vendors, etc. have significantly increased our business costs and have significantly adversely impacted our operations, profit margins and financial forecasts.

Also, the cost of labor for the Company’s employees and labor base has also increased significantly and current challenges in hiring, obtaining and retaining employees, including those employees requiring National Security clearances, is adversely impacting Kratos’ ability to execute its business and is a primary operational and execution challenge for Kratos. There is also a significant industry wide labor shortage, including in the Science, Technology, Engineering, and Math (STEM) discipline areas, also including for employees willing and/or able to obtain National Security clearances, and for high level manufacturing and production disciplines.

In addition, recent actions by the Federal Reserve to increase interest rates have impacted our interest expense on our outstanding debt borrowings and the related cost of executing Kratos’ business. Each of these matters and issues are expected to continue for the foreseeable future and are expected to continue to adversely impact the Company’s operations, financial results and financial forecasts.

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

Comparison of Results for the Three Months Ended June 25, 2023 to the Three Months Ended June 26, 2022

Revenues.  Revenues by operating segment for the three months ended June 25, 2023 and June 26, 2022 are as follows (dollars in millions):

	June 25, 2023	June 26, 2022	$ change	% change
Kratos Government Solutions
Service revenues	$102.2	$77.2	$25.0	32.4%
Product sales	102.6	90.6	12.0	13.2%
Total Kratos Government Solutions	$204.8	$167.8	$37.0	22.1%
Unmanned Systems
Service revenues	$1.5	$1.6	$(0.1)	(6.3)%
Product sales	50.6	54.8	(4.2)	(7.7)%
Total Unmanned Systems	52.1	56.4	(4.3)	(7.6)%
Total revenues	$256.9	$224.2	$32.7	14.6%

Total service revenues	$103.7	$78.8	$24.9	31.6%
Total product sales	153.2	145.4	7.8	5.4%
Total revenues	$256.9	$224.2	$32.7	14.6%

Revenues increased $32.7 million to $256.9 million for the three months ended June 25, 2023 from $224.2 million for the three months ended June 26, 2022. Revenues in our KGS segment increased $37.0 million primarily due to the contribution of $9.0 million in increased revenues from the recent acquisition of SRI’s Engineering Division (“SRE”), a net increase of $18.0 million in our C5ISR, turbine technologies, microwave electronics products, defense and rocket support and training solutions businesses, and an increase of $10.0 million in our space and satellite communications business. Revenues in our US segment decreased $4.3 million to $52.1 million for the three months ended June 25, 2023, primarily due to reduced tactical drone activity as a result of timing of program contract awards as compared to the three months ended June 26, 2022.

Product sales increased $7.8 million to $153.2 million for the three months ended June 25, 2023 from $145.4 million for the three months ended June 26, 2022, primarily as a result of increased production in our KGS segment, offset partially by decreased volume in our US segment. As a percentage of total consolidated revenues, product sales were 59.6% for the three months ended June 25, 2023 as compared to 64.9% for the three months ended June 26, 2022. Service revenues increased by $24.9 million to $103.7 million for the three months ended June 25, 2023 from $78.8 million for the three months ended June 26, 2022, primarily as a result of the recent SRE acquisition and a change in mix of revenues.

Cost of Revenues.  Cost of revenues increased $26.6 million to $193.0 million for the three months ended June 25, 2023 from $166.4 million for the three months ended June 26, 2022. The increase in cost of revenues was primarily a result of the increase in revenues discussed above.

Gross Margin.  Gross margin decreased to 24.9% for the three months ended June 25, 2023 from 25.8% for the three months ended June 26, 2022. Margins on services decreased to 22.9% for the three months ended June 25, 2023 from 28.7% for the three months ended June 26, 2022. Margins on products increased to 26.2% for the three months ended June 25, 2023 from 24.2% for the three months end June 26, 2022. Margins in the KGS segment decreased to 26.0% for the three months ended June 25, 2023 from 27.8% for the three months ended June 26, 2022, primarily due to a less favorable mix of revenues. Margins in the US segment increased to 20.3% for the three months ended June 25, 2023 from 19.7% for the three months ended June 26, 2022, primarily due to a more favorable mix of products produced and shipped in the three months ended June 25, 2023.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expenses increased $2.8 million to $47.3 million for the three months ended June 25, 2023 from $44.5 million for the three months ended June 26, 2022. As a percentage of revenues, SG&A decreased to 18.4% at June 25, 2023 from 19.8% at June 26, 2022. Included in SG&A was the impact of the recent SRE acquisition.

Research and Development (“R&D”) Expenses.  R&D expenses increased $0.7 million to $9.9 million for the three months ended June 25, 2023 from $9.2 million for the three months ended June 26, 2022, primarily due to increased development efforts in our space and satellite communications business. As a percentage of revenues, R&D decreased to 3.9% for the three months ended June 25, 2023 from 4.1% for the three months ended June 26, 2022. R&D expenses are made by the Company, typically in conjunction with our customers, for the Company to achieve a “first to market” position with our products or technology. We also invest in R&D expenses to achieve market leading “designed in” positions on major programs, platforms or systems.

Restructuring Expenses and Other. Restructuring expenses and other decreased to $0.0 million from $5.9 million for the three months ended June 25, 2023 and June 26, 2022, respectively, primarily related to a $5.5 million litigation charge recorded in the three months ended June 26, 2022 resulting from the settlement of a dispute with an international customer in our US segment.

Total Other Expense, Net.  Total other expense, net increased to $4.9 million from $2.9 million for the three months ended June 25, 2023 and June 26, 2022, respectively. This increase in expense of $2.0 million was primarily related to an increase in interest expense of $2.4 million in the three months ended June 26, 2022 resulting from an increase in interest rates.

Provision (Benefit) for Income Taxes from Continuing Operations. The income tax expense from continuing operations for the three months ended June 25, 2023 and June 26, 2022 was $2.4 million and $0.5 million, respectively. For the three months ended June 25, 2023 and June 26, 2022, the Company utilized the discrete effective tax rate method. The discrete method is applied when it is not possible to reliably estimate our full year effective tax rate due to significant permanent differences in relation to pre-tax book income, resulting in significant variability to our effective tax rate.

Comparison of Results for the Six Months Ended June 25, 2023 to the Six Months Ended June 26, 2022

Revenues. Revenues by operating segment for the six months ended June 25, 2023 and June 26, 2022 are as follows (dollars in millions):

	June 25, 2023	June 26, 2022	$ change	% change
Kratos Government Solutions
Service revenues	$192.4	$144.0	$48.4	33.6%
Product sales	196.2	167.4	28.8	17.2%
Total Kratos Government Solutions	$388.6	$311.4	$77.2	24.8%
Unmanned Systems
Service revenues	$2.9	$2.7	$0.2	7.4%
Product sales	97.2	106.3	(9.1)	(8.6)%
Total Unmanned Systems	100.1	109.0	(8.9)	(8.2)%
Total revenues	$488.7	$420.4	$68.3	16.2%

Total service revenues	$195.3	$146.7	$48.6	33.1%
Total product sales	293.4	273.7	19.7	7.2%
Total revenues	$488.7	$420.4	$68.3	16.2%

Revenues increased $68.3 million to $488.7 million for the six months ended June 25, 2023 from $420.4 million for the six months ended June 26, 2022. Revenues in our KGS segment increased $77.2 million, primarily due to the net increased contribution of $21.0 million in revenues from the recent acquisition of SRI’s Engineering Division (“SRE”), a net increase of $30.7 million in our C5ISR, turbine technologies, microwave electronics products and defense and rocket support businesses, and an increase of $26.3 million in our space and satellite communications business, offset partially by a reduction of $0.8 million in our training solutions business. Revenues in our US segment decreased $8.9 million to $100.1 million for the six months ended June 25, 2023 primarily due to a reduction in tactical drone based revenues as a result of timing of program contract awards, as compared to the six months ended June 26, 2022.

Product sales increased $19.7 million to $293.4 million for the six months ended June 25, 2023 from $273.7 million for the six months ended June 26, 2022, primarily as a result of increased production activity in our KGS segment, offset partially by decreased volume in our US segment. As a percentage of total revenue, product sales were 60.0% for the six months ended June 25, 2023 as compared to 65.1% for the six months ended June 26, 2022. Service revenues increased by $48.6 million to $195.3 million for the six months ended June 25, 2023 from $146.7 million for the six months ended June 26, 2022. The increase was primarily a result of the recent Cosmic and SRE acquisitions.

Cost of Revenues. Cost of revenues increased $54.7 million to $365.4 million for the six months ended June 25, 2023 from $310.7 million for the six months ended June 26, 2022. The increase in cost of revenues was primarily a result of the increase in revenues discussed above.

Gross Margin. Gross margin decreased to 25.2% for the six months ended June 25, 2023 from 26.1% for the six months ended June 26, 2022. Margins on services decreased to 24.1% for the six months ended June 25, 2023 from 27.7% for the six months ended June 26, 2022. Margins on product sales increased to 26.0% for the six months ended June 25, 2023 from 25.2% for the six months ended June 26, 2022. Margins in the KGS segment decreased to 26.6% for the six months ended June 25, 2023 from 28.2% for the six months ended June 26, 2022 primarily due to a less favorable mix of revenues. Margins in the US segment decreased to 20.0% for the six months ended June 25, 2023 from 20.1% for the six months ended June 26, 2022.

SG&A Expenses. SG&A expenses were $95.1 million for the six months ended June 25, 2023 and $87.8 million for the six months ended June 26, 2022. As a percentage of revenues, SG&A decreased to 19.5% at June 25, 2023, from 20.9% at June 26, 2022.

R&D Expenses. R&D expenses were $20.1 million for the six months ended June 25, 2023 and $18.4 million for the six months ended June 26, 2022, with the primary increases in expenses in our space and satellite communications business. As a percentage of revenues, R&D expenses decreased to 4.1% for the six months ended June 25, 2023 from 4.4% for the six months ended June 26, 2022.

Restructuring Expenses and Other. Restructuring expenses and other decreased to $0.9 million for the six months ended June 25, 2023 from $6.2 million for the six months ended June 26, 2022, primarily as a result of the $5.5 million litigation charge related to the settlement of a dispute with an international customer in our US segment during the six months ended June 26, 2022.

Total Other Expense, Net. Total other expense, net decreased to $10.5 million for the six months ended June 25, 2023 from $21.7 million for the six months ended June 26, 2022. The decrease in expense of $11.2 million was primarily related to the $13.0 million loss on the extinguishment of our Senior Secured Notes during the six months ended June 26, 2022 which was partially offset by an increase in interest expense of $2.1 million during the six months ended June 25, 2023 resulting from increased interest rates.

Provision (Benefit) for Income Taxes from Continuing Operations. The income tax expense from continuing operations for the six months ended June 25, 2023 was $3.1 million and the income tax benefit for the six months ended June 26, 2022 was $3.8 million. For the six months ended June 25, 2023 and June 26, 2022, the Company utilized the discrete effective tax rate method. The discrete method is applied when it is not possible to reliably estimate our full year effective tax rate due to significant permanent differences in relation to pre-tax book income, resulting in significant variability to our estimated effective tax rate.

Backlog

On June 25, 2023, we had approximately $1,157.3 million of total backlog, of which $863.9 million was funded. We expect to recognize approximately 39% of the remaining total backlog as revenue in fiscal year 2023, an additional 32% in fiscal year 2024 and the balance thereafter. Our comparable total backlog balance as of June 26, 2022, was approximately $1,050.2 million, of which $713.6 million was funded. Backlog as of June 25, 2023 as compared to June 26, 2022 has increased primarily as a result of contract awards in our Space, Satellite and Cyber, Turbine Technologies, Microwave Technologies and Unmanned Systems businesses.

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

Liquidity and Capital Resources

As of June 25, 2023, we had cash and cash equivalents of $48.2 million compared with cash and cash equivalents of $81.3 million as of December 25, 2022, which includes $23.6 million and $18.9 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, however, earnings of these foreign subsidiaries are essentially considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the United States they could be repatriated, and their repatriation into the United States may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

Our total long-term debt decreased from $257.5 million at December 25, 2022 to $236.8 million at June 25, 2023. Under the New Credit Facility, on February 18, 2022, we completed the refinancing of our outstanding $90 million revolving credit facility and $300 million of Senior Secured Notes, with a new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A. As of June 25, 2023, the Company made $5.0 million of principal payments on Term Loan A, and has net amounts outstanding of approximately $43.0 million under the new Revolving Credit Facility, with approximately $157.0 million remaining in borrowing capacity, less $13.6 million for outstanding letters of credit (as more fully described in Note 10 of the accompanying Condensed Consolidated Financial Statements).

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

We use our operating cash flow to finance trade accounts receivable, fund necessary increases in inventory including increasing inventory stock levels and advance buys in larger lot sizes to gain pricing benefits where possible, in order to mitigate the impact of supply chain disruptions and price increases, fund internal investments of engineering costs, fund capital expenditures, our internal research and development investments and our ongoing operations, service our debt, enhance our security infrastructure, including cyber security infrastructure, and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services because a number of our receivables are contractually billable and due to us only when certain contractual milestones are achieved. Financing increases in inventory balances are necessary to fulfill shipment requirements to meet delivery schedules of our customers, and to fund advanced inventory purchases to mitigate supply chain disruptions. These financing requirements have increased and have recently negatively impacted our operating cash flows due to actions we have taken to advance inventory purchases in an attempt to mitigate supply chain disruptions and to bolster our inventory levels. For the six months ended June 25, 2023, approximately $20.0 million of operating cash flow was used to fund inventory purchases. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our days sales outstanding (“DSO”) have decreased from 134 days as of December 25, 2022 to 120 days at June 25, 2023, primarily reflecting outstanding contractual billing milestones. Our DSOs are impacted by the achievement of contractual billing milestones such as equipment shipments and deliveries on certain products, and for certain flight requirements that must be fulfilled on certain aerial target programs, or final billings which are not due until completion on certain projects, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time.

In November 2019, a large training solutions program was terminated for convenience (“T for C”), by the customer. Under a T for C, a contractor is entitled to seek specified costs through a termination settlement process including (1) the contract price for completed supplies and services accepted by the government but not previously paid for; (2) the cost incurred in the performance of work terminated plus a reasonable profit on those costs; and (3) and its costs incurred in settling with subcontractors and preparing and settling the termination proposal. However, we will not be able to collect the total withheld amounts until the settlement terms of the T for C have been negotiated and agreed to with the customer. At June 25, 2023, approximately $4.8 million in unbilled receivables remain outstanding on this project. In March 2022, we agreed, together with the customer, to a litigation settlement of $6.0 million for a portion of the amounts outstanding on this project, which was collected in July 2022. The remaining unbilled balance of $4.8 million is subject to negotiation and settlement with the customer.

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

A summary of our net cash used in operating activities from continuing operations, investing activities from continuing operations, and financing activities from continuing operations and our cash flows from discontinued operations from our condensed consolidated statements of cash flows is as follows (in millions):

	Six Months Ended
	June 25, 2023	June 26, 2022
Net cash used in operating activities from continuing operations	$(2.1)	$(29.5)
Net cash used in investing activities from continuing operations	(10.6)	(153.7)
Net cash used in financing activities from continuing operations	(20.8)	(22.2)
Net operating cash flows of discontinued operations	(0.1)	(0.4)

Net cash used in operating activities from continuing operations was $2.1 million for the six months ended June 25, 2023. Net cash used in operating activities from continuing operations for the six months ended June 25, 2023 was primarily a result of the net loss of $6.2 million and changes in net working capital accounts of $30.9 million partially offset by noncash charges $35.2 million which includes stock compensation, depreciation and amortization. Net cash used in operating activities from continuing operations was $29.5 million for the six months ended June 26, 2022 as a result of the net loss of $20.3 million and changes in net working capital accounts of $60.3 million, which was partially offset by noncash charges totaling $51.8 million.

Net cash used in investing activities from continuing operations for the six months ended June 25, 2023 is comprised of $18.9 million in capital expenditures partially offset by receipt of $8.3 million of proceeds from the sale of Valkyries which had been previously built as capital assets as they were produced ahead of government contract award. During the six months ended June 25, 2023, capital expenditures of approximately $8.2 million were incurred in our US business, primarily related to our unmanned tactical initiative. We expect our capital expenditures for our fiscal year 2023 to continue to be significant for investments we are making, specifically in our US business totaling approximately $20 to $25 million. The Company made the decision in the first quarter of 2023 to move forward with its second serial production run of 12 next generation Valkyries. The total estimated amount related to production of Valkyries ahead of government contract award, including the first and second production run, is $10 to $15 million of the estimated 2023 capital expenditures for the US business. Net cash used in investing activities from continuing operations for the six months ended June 26, 2022 is comprised of cash paid for acquisitions, net of cash acquired of $131.9 million, and $21.9 million in capital expenditures. Cash used for acquisitions included $74.0 million related to the acquisition of the assets of SRE, $37.5 million related to the acquisition of Cosmic, $15.3 million for the remaining purchase price due on the acquisition of CTT, and a $5.1 million payment due under the acquisition agreement for KTT Core, of which we purchased a controlling interest in February 2019.

Net cash used in financing activities from continuing operations was $20.8 million for the six months ended June 25, 2023, which included $2.5 million of principal payments on our $200 million Term Loan A and a $51.0 million payment (partially offset by a $34.0 million draw) on the new Revolving Credit Facility, payroll withholding taxes paid from vested restricted stock traded for taxes of $3.4 million and payments made on financing lease obligations of $0.8 million. These uses were partially offset by employee stock purchase plan receipts of $2.9 million. Net cash used in financing activities from continuing operations was $22.2 million for the six months ended June 26, 2022, and included $309.8 million used to redeem our $300 million of Senior Secured Notes including the call premium of $9.8 million, debt issuance costs of $3.2 million, payroll withholding taxes paid from vested restricted stock traded for taxes of $11.5 million and payments made on financing lease obligations of $0.6 million. These uses were partially offset by $300.0 million in proceeds from our New Credit Facility and employee stock purchase plan receipts of $2.9 million.

The net operating cash flows of discontinued operations for the six months ended June 25, 2023 was a use of $0.1 million. The net operating cash flows of discontinued operations for the six months ended June 26, 2022 was a use of $0.4 million.

Contractual Obligations and Commitments

New Credit Facility

    Under the New Credit Facility, on February 18, 2022, the Company completed the refinancing of its outstanding $90 million revolving credit facility and $300 million Senior Secured Notes, with a new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A. The Company incurred debt issuance costs of $3.3 million associated with the New Credit Facility. As of June 25, 2023, the Company made $5.0 million of principal payments on Term Loan A. As of June 25, 2023, the Company has net amounts outstanding of approximately $43.0 million under the new Revolving Credit Facility, with approximately $157.0 million remaining in borrowing capacity, less $13.6 million for outstanding letters of credit.

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

On April 28, 2023, the Company entered into an interest rate swap contract to hedge U.S. dollar-one month Term SOFR in order to fix the interest rate movements associated with the Company’s Term Loan A. The initial hedge amount was $195.0 million and amortizes in accordance with Term Loan A. The swap is at a fixed rate one-month term SOFR of 3.721% and settles monthly on the last day of each calendar month. The swap has an effective date of May 1, 2023 and terminates on May 1, 2026.

Mandatory amortization on the Term Loan A is 2.5% in each of the first and second years and 5.0% in each of the third, fourth and fifth years, with the remaining outstanding balance due at maturity. The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. The Company was in compliance with the covenants contained in the Credit Agreement as of June 25, 2023.

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 25, 2023.

Changes in Internal Control Over Financial Reporting

We operate under the Committee of Sponsoring Organizations 2013 Framework. There was no change in our internal control over financial reporting during the three months ended June 25, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

    Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
2.1	Stock Purchase Agreement, dated February 28, 2018, among Kratos Defense & Security Solutions, Inc., Kratos Public Safety & Security Solutions, Inc. and Securitas Electronic Security, Inc.	10-Q	05/10/2018 (001-34460)	2.2
2.2**	Purchase Agreement, dated February 27, 2019, by and among Kratos Defense & Security Solutions, Inc., Shirley Brostmeyer, (“SB”), Joseph Brostmeyer (“JB”), certain trusts established by SB, JB and members of their immediate family, and JB, as the Sellers Representative.	10-Q	05/08/2019 (001-34460)	2.3
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc., as amended.	10-K	02/27/2017 (001-34460)	3.1
3.2	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc., as amended.	10-K	02/27/2017 (001-34460)	3.2
4.1	Specimen Stock Certificate.	10-K	02/27/2017 (001-34460)	4.1
10.1	Kratos Defense & Security Solutions, Inc. 2023 Equity Incentive Plan	S-8	05/24/2023 (001-34460)	99.1
10.2	Kratos Defense & Security Solutions, Inc. 2023 Employee Stock Purchase Plan	S-8	05/24/2023 (001-34460)	99.2
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002				*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.				*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.				*
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				*
101.SCH	Inline XBRL Taxonomy Extension Schema Document				*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				*

**    Certain confidential information contained in this Exhibit (indicated by asterisks) has been omitted because it is both (i) not material and (ii) the type of information that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ MARIA CERVANTES DE BURGREEN, CPA
Maria Cervantes de Burgreen
Vice President and Corporate Controller
(Principal Accounting Officer)
Date:	August 3, 2023