Form 10-Q
period 2023-10-01
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2023-11-02
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of October 27, 2023, 128,938,622 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2023

INDEX

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets at October 1, 2023 (unaudited) and December 25, 2022	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 1, 2023 and September 25, 2022 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended October 1, 2023 and September 25, 2022 (unaudited)	5

	Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended October 1, 2023 and September 25, 2022 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 1, 2023 and September 25, 2022 (unaudited)	8

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Mine Safety Disclosures	37

Item 5.	Other Information	38

Item 6.	Exhibits	39

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)

	October 1, 2023
	(Unaudited)	December 25, 2022
Assets
Current assets:
Cash and cash equivalents	$42.2	$81.3
Accounts receivable, net	128.2	105.7
Unbilled receivables, net	223.7	222.8
Inventoried costs	150.1	125.5
Prepaid expenses	18.3	11.9
Other current assets	41.9	35.4
Total current assets	604.4	582.6
Property, plant and equipment, net	227.3	213.1
Operating lease right-of-use assets	50.6	47.4
Goodwill	558.2	558.2
Intangible assets, net	50.7	55.2
Other assets	99.6	95.0
Total assets	$1,590.8	$1,551.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57.4	$57.3
Accrued expenses	40.3	33.8
Accrued compensation	55.2	52.2
Accrued interest	1.8	1.5
Billings in excess of costs and earnings on uncompleted contracts	79.4	62.1
Current portion of operating lease liabilities	12.1	10.8
Other current liabilities	15.9	15.6
Current liabilities of discontinued operations	0.9	0.9
Total current liabilities	263.0	234.2
Long-term debt, net of current portion	234.2	250.2
Operating lease liabilities, net of current portion	43.0	40.8
Other long-term liabilities	76.8	77.4
Long-term liabilities of discontinued operations	1.1	1.4
Total liabilities	618.1	604.0
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	19.3	11.2
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares outstanding at October 1, 2023 and December 25, 2022	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 128,072,596 and 125,985,306 shares issued and outstanding at October 1, 2023 and December 25, 2022, respectively	—	—
Additional paid-in capital	1,633.5	1,608.4
Accumulated other comprehensive income (loss)	2.5	(0.8)
Accumulated deficit	(682.6)	(671.3)
Total stockholders’ equity	953.4	936.3
Total liabilities and stockholders’ equity	$1,590.8	$1,551.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Service revenues	$106.5	$88.6	$301.8	$235.3
Product sales	168.1	140.0	461.5	413.7
Total revenues	274.6	228.6	763.3	649.0
Cost of service revenues	79.0	65.1	227.2	171.2
Cost of product sales	122.2	108.6	339.4	313.2
Total costs	201.2	173.7	566.6	484.4
Gross profit	73.4	54.9	196.7	164.6
Selling, general and administrative expenses	50.9	48.5	146.0	136.3
Merger and acquisition expenses	—	0.2	—	0.6
Research and development expenses	10.3	9.6	30.4	28.0
Restructuring expenses and other	—	0.2	0.9	6.4
Operating income (loss)	12.2	(3.6)	19.4	(6.7)
Other expense:
Interest expense, net	(5.1)	(4.1)	(15.5)	(12.9)
Loss on extinguishment of debt	—	—	—	(13.0)
Other expense, net	(0.3)	(1.1)	(0.4)	(1.0)
Total other expense, net	(5.4)	(5.2)	(15.9)	(26.9)
Income (loss) from continuing operations before income taxes	6.8	(8.8)	3.5	(33.6)
Provision (benefit) for income taxes from continuing operations	3.8	(0.8)	6.9	(4.6)
Income (loss) from continuing operations	3.0	(8.0)	(3.4)	(29.0)
Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	—	—	(0.3)
Income tax benefit	—	—	0.2	1.0
Income from discontinued operations	—	—	0.2	0.7
Net income (loss)	3.0	(8.0)	(3.2)	(28.3)
Less: Net income attributable to noncontrolling interest	4.6	—	8.1	0.3
Net loss attributable to Kratos	$(1.6)	$(8.0)	$(11.3)	$(28.6)
Basic and diluted loss per common share attributable to Kratos:
Loss from continuing operations	$(0.01)	$(0.06)	$(0.09)	$(0.23)
Income from discontinued operations	—	—	—	—
Loss per common share	$(0.01)	$(0.06)	$(0.09)	$(0.23)

Basic and diluted weighted average common shares outstanding	129.6	127.2	129.3	126.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
 (Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Net income (loss)	$3.0	$(8.0)	$(3.2)	$(28.3)
Change in unrealized cash flow hedge (net of taxes of $0.5 million and $1.1 million for the three and nine month periods ended October 1, 2023, respectively)	1.4	—	3.2	—
Change in cumulative translation adjustment	(1.8)	(3.7)	0.1	(4.3)
Comprehensive income (loss)	2.6	(11.7)	0.1	(32.6)
Less: Comprehensive income attributable to noncontrolling interest	4.6	—	8.1	0.3
Comprehensive loss attributable to Kratos	$(2.0)	$(11.7)	$(8.0)	$(32.9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended October 1, 2023 and September 25, 2022
(in millions)
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, June 26, 2022	$7.8	125.6	$—	$1,593.1	$—	$(655.0)	$938.1
Stock-based compensation	—	—	—	6.6	—	—	6.6
Issuance of common stock for employee stock purchase plan and stock options	—	0.3	—	3.2	—	—	3.2
Restricted stock issued and related taxes	—	—	—	(0.8)	—	—	(0.8)
Net loss	—	—	—	—	—	(8.0)	(8.0)
Other comprehensive loss, net of tax	—	—	—	—	(3.7)	—	(3.7)
Balance, September 25, 2022	$7.8	125.9	$—	$1,602.1	$(3.7)	$(663.0)	$935.4

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, June 25, 2023	$14.7	127.6	$—	$1,623.7	$2.9	$(681.0)	$945.6
Stock-based compensation	—	—	—	6.4	—	—	6.4
Issuance of common stock for employee stock purchase plan and stock options	—	0.5	—	3.6	—	—	3.6
Restricted stock issued and related taxes	—	—	—	(0.2)	—	—	(0.2)
Gain on interest rate swap contract	—	—	—	—	1.4	—	1.4
Net income (loss)	4.6	—	—	—	—	(1.6)	(1.6)
Other comprehensive loss, net of tax	—	—	—	—	(1.8)	—	(1.8)
Balance, October 1, 2023	$19.3	128.1	$—	$1,633.5	$2.5	$(682.6)	$953.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the nine months ended October 1, 2023 and September 25, 2022
(in millions)
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 26, 2021	$15.2	124.0	$—	$1,578.9	$0.6	$(634.4)	$945.1
Stock-based compensation	—	—	—	19.9	—	—	19.9
Issuance of common stock for employee stock purchase plan and stock options	—	0.4	—	6.1	—	—	6.1
Restricted stock issued and related taxes	—	1.0	—	(12.3)	—	—	(12.3)
Issuance of common stock for acquisitions	—	0.3	—	5.0	—	—	5.0
Net income (loss)	0.3	—	—	—	—	(28.6)	(28.6)
Other comprehensive loss, net of tax	—	—	—	—	(4.3)	—	(4.3)
Changes in noncontrolling interest	(7.7)	0.2	—	4.5	—	—	4.5
Balance, September 25, 2022	$7.8	125.9	$—	$1,602.1	$(3.7)	$(663.0)	$935.4

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 25, 2022	$11.2	126.0	$—	$1,608.4	$(0.8)	$(671.3)	$936.3
Stock-based compensation	—	—	—	19.0	—	—	19.0
Issuance of common stock for employee stock purchase plan and stock options	—	0.8	—	6.5	—	—	6.5
Restricted stock issued and related taxes	—	0.5	—	(3.6)	—	—	(3.6)
Gain on interest rate swap contract	—	—	—	—	3.2	—	3.2
Net income (loss)	8.1	—	—	—	—	(11.3)	(11.3)
Other comprehensive income, net of tax	—	—	—	—	0.1	—	0.1
Changes in noncontrolling interest	—	0.8	—	3.2	—	—	3.2
Balance, October 1, 2023	$19.3	128.1	$—	$1,633.5	$2.5	$(682.6)	$953.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	October 1, 2023	September 25, 2022
Operating activities:
Net loss	$(3.2)	$(28.3)
Income from discontinued operations	0.2	0.7
Loss from continuing operations	(3.4)	(29.0)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	24.0	22.8
Deferred income taxes	0.1	0.3
Amortization of lease right-of-use assets	8.5	7.8
Stock-based compensation	19.0	19.9
Amortization of deferred financing costs	0.5	0.6
Loss on extinguishment of debt	—	13.0
Provision for doubtful accounts	1.0	—
Litigation related charges	—	5.5
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(23.5)	17.0
Unbilled receivables	(9.1)	(18.2)
Inventoried costs	(23.7)	(28.0)
Prepaid expenses and other assets	(15.7)	(17.4)
Operating lease liabilities	(8.2)	(7.7)
Accounts payable	(0.6)	1.0
Accrued expenses	6.4	1.1
Accrued compensation	3.1	3.0
Accrued interest	0.3	(1.2)
Billings in excess of costs and earnings on uncompleted contracts	17.4	(10.6)
Income tax receivable and payable	1.9	(8.3)
Other liabilities	(0.2)	(3.9)
Net cash used in operating activities from continuing operations	(2.2)	(32.3)
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(132.2)
Proceeds from sale of assets	8.3	0.1
Capital expenditures	(33.1)	(34.8)
Net cash used in investing activities from continuing operations	(24.8)	(166.9)
Financing activities:
Proceeds from the issuance of long-term debt	—	200.0
Borrowing under credit facility	54.0	100.0
Redemption of Senior Secured Notes	—	(309.8)
Repayment under credit facility and term loan	(67.8)	(1.2)
Debt issuance costs	—	(3.2)
Payments under finance leases	(1.2)	(1.0)
Payments of employee taxes withheld from share-based awards	(3.6)	(12.3)
Proceeds from shares issued under equity plans	6.5	6.1
Net cash used in financing activities from continuing operations	(12.1)	(21.4)
Net cash used in continuing operations	(39.1)	(220.6)
Net operating cash flows of discontinued operations	—	(0.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(3.3)
Net decrease in cash, cash equivalents and restricted cash	(39.1)	(224.2)
Cash, cash equivalents and restricted cash at beginning of period	81.3	349.4
Cash, cash equivalents and restricted cash at end of period	$42.2	$125.2

Significant non-cash investing and financing activities:
Financing lease obligation incurred	$0.1	$9.1
Common stock issuance for purchase of noncontrolling interests	$10.7	$2.7
Common stock issuance for acquisition	$—	5.0
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

(a)    Basis of Presentation

 The information as of October 1, 2023 and for the three and nine months ended October 1, 2023 and September 25, 2022 is unaudited. The condensed consolidated balance sheet as of December 25, 2022 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 25, 2022, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2023 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

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

(c)    Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year. The three month periods ended October 1, 2023 and September 25, 2022 consisted of 14-week and 13-week periods, respectively. The nine month periods ended October 1, 2023 and September 25, 2022 consisted of 40-week and 39-week periods, respectively. There are 53 calendar weeks in the fiscal year ending on December 31, 2023 and 52 calendar weeks in the fiscal year ending December 25, 2022.

(d)    Accounting Estimates

There have been no significant changes in the Company’s accounting estimates for the nine months ended October 1, 2023 as compared to the accounting estimates described in the Form 10-K.

(e)    Fair Value of Financial Instruments

The Company uses forward exchange contracts to manage foreign currency risks associated with certain transactions, specifically forecasted materials and salaries paid in foreign currencies. The Company also has entered into an interest rate swap contract in order to mitigate the exposure to interest rate movements associated with the Company’s Term Loan A. These derivative instruments are measured at fair value using observable market inputs such as interest rates. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At October 1, 2023, the derivative instruments were included in other current assets, other assets, and other current liabilities on the Company's Condensed Consolidated Balance Sheets.

The carrying amounts and the related fair values of the Company’s derivative instruments measured at fair value on a recurring basis at October 1, 2023, are presented in Note 15.

The carrying value of all financial instruments, including cash equivalents, accounts receivable, unbilled receivables, accounts payable, accrued expenses, billings in excess of cost and earnings on uncompleted contracts, income taxes payable and long and short-term debt, approximated their estimated fair values at October 1, 2023 and December 25, 2022 due to the short-term nature of these instruments.

Note 2. Acquisitions

Cosmic Advanced Engineered Solutions, Inc.

On December 27, 2021, Kratos Integral Holdings, LLC entered into a Stock Purchase Agreement to acquire Cosmic Advanced Engineered Solutions, Inc. (“Cosmic”) from the Carol L. Zanmiller Living Trust and the John G. Hutchens Living Trust for $37.9 million in cash (including a $0.4 million holdback which was subsequently settled). Cosmic focuses on radio frequency (“RF”), terrestrial, and space-based communication solutions, including digital signals processing and geolocation analysis. In addition, Cosmic provides overhead persistent infrared for missile defense systems and embedded cyber solutions to U.S. government agencies. On December 27, 2021, the acquisition was completed following the satisfaction of all closing conditions, including receipt of regulatory approval from all required government authorities. The operating results of the acquisition have been included in the Company’s results of operations from the effective acquisition date. Cosmic is included in the Kratos Government Solutions (“KGS”) segment.

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

The value of customer relationships was estimated using the multi-period excess earnings method (“MPEEM”), an income approach (Level 3), which converts projected revenues and costs into cash flows. To reflect the fact that certain other assets contribute to the cash flows generated, the returns for these contributory assets were removed to arrive at estimated cash flows solely attributable to the acquired customer relationships, which were discounted at a rate of 11% to determine the fair value. The value of backlog was also valued using MPEEM. The value of developed technology was estimated using the relief-

from-royalty method, an income approach (Level 3), which estimates the cost savings that accrue to the owner of the intangible asset that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. A royalty rate of 11% was applied to the projected revenues associated with the intangible asset to determine the amount of savings in order to determine the fair value.

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

The amounts of revenue and operating income of SRE included in the Company’s condensed consolidated statements of operations were $13.0 million and $1.4 million for the three months ended October 1, 2023, respectively, and $38.1 million and $2.8 million for the nine months ended October 1, 2023, respectively. The amounts of revenue and operating income of SRE included in the Company’s condensed consolidated statements of operations were $12.5 million and $0.2 million for the three months ended September 25, 2022, and $16.6 million and $0.7 million for the nine months ended September 25, 2022, respectively.

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

For the nine month period ended September 25, 2022 (all amounts, except per share amounts, are in millions):

Nine Months Ended
September 25, 2022
Pro forma revenues	$666.0
Pro forma net loss before tax	$(32.5)
Pro forma net loss	$(27.5)

Basic pro forma loss per share	$(0.22)
Diluted pro forma loss per share	$(0.22)

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

Remaining Performance Obligations

The Company calculates revenues from remaining performance obligations as the dollar value of the remaining performance obligations on executed contracts. On October 1, 2023, the Company had approximately $1,165.0 million of remaining performance obligations. The Company expects to recognize approximately 20% of the remaining performance obligations as revenue in fiscal year 2023, an additional 47% in fiscal year 2024, and the balance thereafter.

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

As a result of the EAC process, any quarterly adjustments to revenues, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if it is determined the Company will be successful in mitigating the risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if it is determined the Company will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales, and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could affect the profitability of one or more of the Company’s contracts. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined. No cumulative catch-up adjustment on any one contract was material to the Company’s unaudited condensed consolidated financial statements for the three and nine-month periods ended October 1, 2023, and September 25, 2022. Likewise, total cumulative catch-up adjustments were not material for the three and nine-month periods ended October 1, 2023, and September 25, 2022.

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

Net contract assets and liabilities are as follows (in millions):

	October 1, 2023	December 25, 2022	Net Change
Contract assets	$223.7	$222.8	$0.9
Contract liabilities	$79.4	$62.1	$17.3
Net contract assets	$144.3	$160.7	$(16.4)

Contract assets increased $0.9 million during the nine months ended October 1, 2023, primarily due to higher unbilled receivables, net during the nine months ended October 1, 2023. There were no significant impairment losses related to any receivables or contract assets arising from the Company’s contracts with customers during the nine months ended October 1, 2023. Contract liabilities increased $17.3 million during the nine months ended October 1, 2023, primarily due to payments received in excess of revenue recognized on these performance obligations. For the three and nine months ended October 1, 2023, the Company recognized revenue of $9.5 million and $43.1 million that was previously included in the contract liabilities that existed at December 25, 2022. For the three and nine months ended September 25, 2022 the Company recognized revenue of $6.6 million and $42.6 million that was previously included in the contract liabilities that existed at December 26, 2021.

In November 2019, a large training solutions program was terminated for convenience (“T for C”) by the customer. Under a T for C, a contractor is entitled to seek specified costs through a termination settlement process including (1) the contract price for completed supplies and services accepted by the government but not previously paid for; (2) the cost incurred in the performance of work terminated plus a reasonable profit on those costs; and (3) its costs incurred in settling with subcontractors and preparing and settling the termination proposal. Under a T for C, the Company would not be able to collect the total withheld amounts until the settlement terms of the T for C have been negotiated and agreed to with the customer. At October 1, 2023, approximately $4.8 million in unbilled receivables remained outstanding on this project. In March 2022, the Company and the customer agreed to a settlement of $6.0 million for a portion of the amounts outstanding on this project, which was collected in July 2022. The remaining unbilled receivable balance of $4.8 million is subject to negotiation and settlement with the customer.

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

Disaggregation of Revenue

The following series of tables presents the Company’s revenue disaggregated by several categories. For the majority of contracts, revenue is recognized over time as work is performed on the contract. Revenue by contract type was as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Kratos Government Solutions
Fixed price	$155.2	$125.1	$414.7	$346.3
Cost plus fee	49.5	43.3	155.1	112.7
Time and materials	13.2	10.2	36.7	31.0
Total Kratos Government Solutions	217.9	178.6	606.5	490.0
Unmanned Systems
Fixed price	42.4	33.6	118.3	105.8
Cost plus fee	11.4	14.9	30.0	50.6
Time and materials	2.9	1.5	8.5	2.6
Total Unmanned Systems	56.7	50.0	156.8	159.0
Total Revenues	$274.6	$228.6	$763.3	$649.0

Revenue by customer was as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Kratos Government Solutions
U.S. Government (1)	$132.1	$114.6	$376.1	$308.3
International (2)	52.2	39.8	145.1	110.6
U.S. Commercial and other customers	33.6	24.2	85.3	71.1
Total Kratos Government Solutions	217.9	178.6	606.5	490.0
Unmanned Systems
U.S. Government (1)	53.4	43.5	148.3	145.5
International (2)	2.1	5.9	6.4	11.3
U.S. Commercial and other customers	1.2	0.6	2.1	2.2
Total Unmanned Systems	56.7	50.0	156.8	159.0
Total Revenues	$274.6	$228.6	$763.3	$649.0
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

Note 5. Goodwill and Intangible Assets

(a)    Goodwill

    The carrying amounts of goodwill as of October 1, 2023 and December 25, 2022 by reportable segment are as follows (in millions):

	KGS	US	Total
Gross value	$683.6	$127.9	$811.5
Less accumulated impairment	239.5	13.8	253.3
Net	$444.1	$114.1	$558.2

(b)    Purchased Intangible Assets

The following table sets forth information for finite-lived and indefinite-lived intangible assets (in millions):

	As of October 1, 2023			As of December 25, 2022
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$80.9	$(62.1)	$18.8	$80.9	$(60.1)	$20.8
Contracts and backlog	39.1	(37.6)	1.5	39.1	(36.3)	2.8
Developed technology and technical know-how	33.7	(27.9)	5.8	33.7	(27.0)	6.7
Trade names	3.8	(2.6)	1.2	3.8	(2.3)	1.5
In-process research and development	16.8	(0.3)	16.5	16.8	(0.3)	16.5
Total finite-lived intangible assets	174.3	(130.5)	43.8	174.3	(126.0)	48.3
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$181.2	$(130.5)	$50.7	$181.2	$(126.0)	$55.2

Consolidated amortization expense related to intangible assets subject to amortization was $1.5 million and $3.0 million for the three months ended October 1, 2023 and September 25, 2022, respectively, and $4.5 million and $6.3 million for the nine months ended October 1, 2023 and September 25, 2022, respectively.

Note 6. Inventoried Costs

Inventoried costs, consisted of the following components (in millions):

	October 1, 2023	December 25, 2022
Raw materials	$74.5	$73.6
Work in process	70.9	50.8
Finished goods	4.7	1.1
Total inventoried costs	$150.1	$125.5

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

Shares from stock options and awards, excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive, were 0.9 million and 0.9 million for the three and nine months ended October 1, 2023, respectively, and 1.9 million and 1.5 million for the three and nine months ended September 25, 2022, respectively.

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

    The components of lease expense were as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Amortization of right of use assets - finance leases	$0.8	$0.8	$2.3	$2.1
Interest on lease liabilities - finance leases	0.8	0.8	2.3	2.2
Operating lease cost	3.7	3.1	10.4	9.7
Short-term lease cost	0.3	0.2	0.8	0.6
Variable lease cost (cost excluded from lease payments)	—	—	0.1	0.1
Total lease cost	$5.6	$4.9	$15.9	$14.7

The components of leases on the balance sheet were as follows (in millions):

	October 1, 2023	December 25, 2022
Operating leases:
Operating lease right-of-use assets	$50.6	$47.4
Current portion of operating lease liabilities	$12.1	$10.8
Operating lease liabilities, net of current portion	$43.0	$40.8
Finance leases:
Property, plant and equipment, net	$44.1	$45.8
Other current liabilities	$1.6	$1.7
Other long-term liabilities	$49.5	$49.9

Cash paid for amounts included in the measurement of lease liabilities was as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Finance lease - cash paid for interest	$0.8	$0.8	$2.3	$2.2
Finance lease - financing cash flows	$0.4	$0.4	$1.2	$1.0
Operating lease - operating cash flows (fixed payments)	$3.7	$3.2	$10.3	$10.0

Other supplemental noncash information (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Operating lease liabilities arising from obtaining right-of-use assets	$5.4	$6.9	$11.8	$11.9
Finance lease liabilities arising from obtaining right-of-use assets	$—	$—	$0.1	$9.1

			October 1, 2023	September 25, 2022
Weighted-average remaining lease term (in years):
Operating leases			4.75	4.91
Finance leases			14.80	15.44

Weighted-average discount rate:
Operating leases			5.04%	5.51%
Finance leases			6.41%	6.02%

The maturity of lease liabilities is (in millions):

	Operating Leases	Finance Leases
2023 (1)	$3.8	$1.2
2024	14.5	4.8
2025	12.8	5.0
2026	10.9	5.0
2027	9.8	5.1
Thereafter	9.9	59.5
Total lease payments	61.7	80.6
Less: imputed interest	(6.6)	(29.5)
Total present value of lease liabilities	$55.1	$51.1
(1) Excludes the nine months ended October 1, 2023.

Note 9. Income Taxes

A reconciliation of the total income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate of 21% to income (loss) from continuing operations before income taxes for the three and nine months ended October 1, 2023 and September 25, 2022 is as follows (in millions):

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Income tax expense (benefit) at federal statutory rate	$1.4	$(1.8)	$0.7	$(7.0)
Nondeductible expenses and other	2.8	1.4	6.3	3.9
Stock compensation - excess tax shortfalls (benefits)	(0.2)	(0.2)	0.5	(0.8)
Federal impact of research & development tax credits	(0.2)	(0.2)	(0.6)	(0.7)
Provision (benefit) for income taxes from continuing operations	$3.8	$(0.8)	$6.9	$(4.6)

The Company calculates its interim income tax provision in accordance with ASC Topic 270, “Interim Reporting,” and ASC Topic 740, “Accounting for Income Taxes.” Prior to 2022, the Company calculated the provision for income taxes during the interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method used prior to 2022 would not provide a reliable estimate for the nine months ended October 1, 2023 and September 25, 2022. Therefore, a discrete effective tax rate method was used to calculate taxes for the nine months ended October 1, 2023 and September 25, 2022.
As of October 1, 2023, the Company had $25.1 million of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at October 1, 2023 are $22.6 million that, if recognized, would impact the Company’s effective income tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the nine months ended October 1, 2023 and September 25, 2022, the Company recorded an expense for interest and penalties of $0.2 million and $0.3 million, respectively. For the nine months ended October 1, 2023 and September 25, 2022, there was no material benefit recorded related to the removal of interest and penalties. The Company believes that it is reasonably possible that as much as $0.1 million of the liabilities for uncertain tax positions will expire within the next twelve months due to the expiration of various applicable statutes of limitations.

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

Note 10. Debt

(a) New Credit Facility

On February 18, 2022, the Company completed the refinancing of its outstanding $90 million revolving credit facility and $300 million 6.5% Senior Secured Notes (the “Senior Secured Notes”), with a new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A (collectively, the “New Credit Facility”). The Company incurred debt issuance costs of $3.3 million associated with the New Credit Facility. As of October 1, 2023, the Company made $6.3 million in principal payments on Term Loan A, and has net amounts outstanding of approximately $50.0 million under the new Revolving Credit Facility, with approximately $150.0 million remaining in borrowing capacity, less approximately $13.7 million of letters of credit outstanding.

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

Mandatory amortization on the Term Loan A is 2.5% in each of the first and second years and 5.0% in each of the third, fourth and fifth years, with the remaining outstanding balance due at maturity. The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. The Company was in compliance with the covenants contained in the Credit Agreement as of October 1, 2023.

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

Term Loan and Revolving Credit Debt

Term loan and revolving credit debt and the current period interest rates are as follows (in millions):

	October 1, 2023	December 25, 2022
Term Loan A	$193.7	$197.5
Revolving credit facility	50.0	60.0
Total debt	243.7	257.5
Less current portion	8.7	6.3
Total long-term debt, less current portion	235.0	251.2
Less long-term unamortized debt issuance costs - term loans	0.8	1.0
Total long-term debt, net of unamortized debt issuance costs - term loans	$234.2	$250.2
Unamortized debt issuance costs - revolving credit facility	$0.8	$1.0
Current period interest rate	7.7%	6.4%

Future long-term debt principal payments at October 1, 2023 were as follows (in millions):

2023	$2.5
2024	8.7
2025	10.0
2026	10.0
2027	212.5
$243.7

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

 Revenues, depreciation and amortization, and operating income (loss) generated by the Company’s reportable segments for the three and nine month periods ended October 1, 2023 and September 25, 2022 are as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Revenues:
Kratos Government Solutions
Service revenues	$104.4	$87.3	$296.8	$231.3
Product sales	113.5	91.3	309.7	258.7
Total Kratos Government Solutions	$217.9	$178.6	$606.5	$490.0
Unmanned Systems
Service revenues	2.1	1.3	5.0	4.0
Product sales	54.6	48.7	151.8	155.0
Total Unmanned Systems	56.7	50.0	156.8	159.0
Total revenues	$274.6	$228.6	$763.3	$649.0
Depreciation and amortization:
Kratos Government Solutions	$6.0	$7.0	$17.8	$17.1
Unmanned Systems	2.2	1.9	6.2	5.7
Total depreciation and amortization	$8.2	$8.9	$24.0	$22.8
Operating income (loss):
Kratos Government Solutions	$15.9	$3.3	$35.2	$18.4
Unmanned Systems	2.6	(0.1)	3.2	(4.6)
Corporate activities	(6.3)	(6.8)	(19.0)	(20.5)
Total operating income (loss)	$12.2	$(3.6)	$19.4	$(6.7)

The Unmanned Systems operating loss for the nine months ended September 25, 2022 includes a $5.5 million litigation settlement charge related to the resolution of a dispute with an international customer, for which the contractual arrangement was entered into in March 2011, prior to Kratos’ acquisition of Composite Engineering Inc. (“CEi”).

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

The Company adjusts the carrying value of such redeemable noncontrolling interest based on an allocation of subsidiary earnings based on ownership interest. Redeemable noncontrolling interest is recorded outside of permanent equity at the higher of its carrying value or management’s estimate of the amount (the “Redemption Amount”) that the Company could be required to pay in connection with the Put Right. Adjustments to the Redemption Amount will have a corresponding effect on net income per share attributable to Kratos shareholders. As a result of the Company’s acquisition of an additional 9.95% of the issued and outstanding shares of capital stock of KTT Core, the carrying value of the redeemable noncontrolling interest was adjusted. As of December 25, 2022, the estimated Redemption Amount of the redeemable noncontrolling interest was $11.2 million. For the three and nine months ended September 25, 2022 there was no adjustment to the carrying value of the redeemable noncontrolling interest. The Company recorded an increase of $4.2 million and $7.1 million in the carrying value of the redeemable noncontrolling interest to the estimated Redemption Amount for the three and nine months ended October 1, 2023, respectively.

Note 13. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales contracted through the U.S. Government, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $185.5 million and $158.1 million, or 68% and 69% of total Kratos revenue, for the three months ended October 1, 2023 and September 25, 2022, respectively, and $524.4 million and $453.8 million, or 69% and 70% of total Kratos revenue, for the nine months ended October 1, 2023 and September 25, 2022, respectively.

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

Forward Contracts

Changes in the fair values of the foreign currency exchange contracts are recorded each period in earnings. As of October 1, 2023, the Company did not use hedge accounting for its foreign currency exchange contracts. The notional value of the Company’s foreign currency exchange contracts at October 1, 2023, was $15.5 million. At October 1, 2023, the fair value amounts of the foreign currency exchange contracts were a $0.1 million asset and a $0.4 million liability. The net loss from these forward exchange contracts was $0.1 million and $0.2 million for the three and nine months ended October 1, 2023, respectively, and is included in other expense. The notional value of the Company’s foreign currency exchange contracts at December 25, 2022, was $10.2 million. At December 25, 2022, the fair value amounts of the foreign currency exchange contracts were a $0.1 million asset and a $0.3 million liability.

Cash Flow Hedge

On April 28, 2023, the Company entered into an interest rate swap contract with an initial notional amount of $195.0 million to manage the variability of cash flows associated with the Term Loan A. The interest rate swap contract matures on May 1, 2026 and requires periodic interest rate settlements. The swap is at a fixed SOFR of 3.721% and settles monthly on the last day of each calendar month. The Company has designated the interest rate swap contract as a cash flow hedge and assesses the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. Changes in fair value (gains and losses) related to derivative financial instruments that qualify as cash flow hedges are deferred in Accumulated Other Comprehensive Income (Loss) (“AOCI”) until the underlying transaction is reflected in earnings. The net gain reclassed from AOCI from the interest rate swap reflected in earnings was $0.8 million and $1.2 million for the three and nine months ended October 1, 2023, respectively, and is recorded as an offset to interest expense. The Company did not have any interest rate swap contracts on December 25, 2022.

The fair value of this derivative represents the discounted value of the expected future discounted cash flows for the interest rate swap, based on the amortization schedule and the current forward curve for the remaining term of the contract, as of the date of each reporting period (in millions):

	October 1, 2023		December 25, 2022
	Notional Value	Fair Value	Notional Value	Fair Value
Interest rate swap contract designated as a cash flow hedge, net of taxes	$195.0	$3.2	$—	$—

Note 16.     Subsequent Events

On October 3, 2023, the Company entered into an agreement to acquire all of the outstanding equity securities of aerial target drone designer Sierra Technical Services, Inc. (“STS”) pursuant to which the Company (i) issued 866,026 shares of Kratos common stock valued at $12.8 million on October 3, 2023 and (ii) agreed to issue up to an additional 979,038 shares of Kratos common stock valued at $14.5 million pursuant to certain holdback and earn-out provisions, in each case, to the former stockholders of STS. The initial accounting for the business combination was incomplete at the time of issuance of these financial statements and as a result it is impracticable to provide full disclosure of required financial information at the filing date. Additional disclosures related to this transaction will be included in the Company’s Form 10-K for the year ending December 31, 2023.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” relating to our future financial performance, the market for our services and our expansion plans and opportunities. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements reflect our current beliefs, expectations and projections, are based on assumptions, and are subject to known and unknown risks and uncertainties that could cause our actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of these factors are beyond our ability to control or predict. As a result, you should not place undue reliance on forward-looking statements. Important risks and uncertainties that could cause our actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, but are not limited to: changes or cutbacks in spending or the appropriation of funding by the Federal Government, including the Department of Defense (“DoD”), which could cause delays, cancellations or reductions of key government contracts; bid protests; changes in the scope or timing of our projects; the timing, rescheduling or cancellation of significant customer contracts and agreements; failure by our subcontractors or suppliers to perform their contractual obligations; our failure to meet performance obligations; if the unmanned systems markets do not experience significant growth, or it the products we have developed or will develop do not become programs of record; if we cannot expand our customer base or if our products do not achieve broad acceptance which could impact our ability to achieve our anticipated level of growth; consolidation by or the loss of key customers; risks of adverse regulatory action or litigation; risks associated with debt leverage; failure to successfully achieve our acquisition, integration, cost reduction or divestiture strategies; risks related to security breaches, cybersecurity attacks or other significant disruptions of our information systems; risks related to the new DoD CMMC requirement recently issued by the Pentagon; risks associated with pandemics, epidemics or other public health emergencies, such as the outbreak of coronavirus disease 2019 (“COVID-19”); risks related to unknown defects or errors in our products; risks relating to the ongoing conflict in Ukraine and the Israeli-Palestinian military conflict and the risks to our operations located in Israel; risks related to continued interest rate increases by the Federal Reserve; and competition in the marketplace, which could reduce revenues and profit margins, as well as the additional risks and uncertainties described in this Quarterly Report on Form 10-Q, in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 25, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2023 (the “Form 10-K”), and in other reports that we have filed with the SEC. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except as required by law, we assume no responsibility for updating any forward-looking statements, whether as a result of new information, future events or otherwise.

All references to “us,” “we,” “our,” the “Company” and “Kratos” refer to Kratos Defense & Security Solutions, Inc., a Delaware corporation, and its subsidiaries.

Overview

Kratos is a Technology Company in the Defense, National Security and Global markets. Kratos develops, rapidly brings to market and fields transformational technology, products, software and systems, at an affordable cost.

Through demonstrated and proven commercial and venture capital backed approaches, including proactive, internally funded research and streamlined development processes and by partnering with similar entrepreneurial entities, Kratos is focused on being first to market, well in advance of the competition, which is typically focused on and aligned with government funding cycles and the related extended development and fielding timelines. At Kratos, affordability is a technology, better is the enemy of good enough and ready today, and being first to market with relevant offerings is our key competitive advantage.

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

Our workforce is primarily engineering and technically oriented with a significant number of employees holding National Security clearances. Much of our work is performed at customer locations, or in secure manufacturing facilities and other secured facilities. Our primary end customers are defense and national security related agencies, communications and other global enterprises. Our entire organization is focused on executing our strategy of being the disruptive, affordable, leading technology and intellectual property based product, software and system provider in our markets.

Industry Update

On March 9, 2023, President Biden’s fiscal year 2024 budget request was submitted to Congress, initiating the 2024 defense budget authorization and appropriations legislative process. The request includes an $886 billion proposed appropriation for national defense, of which $842 billion would be for the U.S. Department of Defense (“DoD”) base budget. The proposed legislation also caps national defense spending at $886 billion for fiscal year 2024 and $895 billion for fiscal year 2025. On June 3, 2023, President Biden signed into law a bill to suspend the $31.4 trillion debt ceiling through January 1, 2025. On July 14, 2023, the U.S. House of Representatives passed its version of a sweeping Bill setting Policy for the DoD, the Fiscal 2024 National Defense Authorization Act (“NDAA”), at $886 billion. The vote of 219-210 was largely along party lines, a departure from the typical bipartisan support for a bill that has passed every year since 1961. The Senate passed its version of the NDAA Bill on July 27, 2023 at $866 billion and included several significant differences from the previously passed U.S. House of Representative Bill. The NDAA is one of the major pieces of legislation Congress passes annually. The NDAA is closely watched by industry and other stakeholders and related interests, as the NDAA typically determines the specific spending outlays and purchases of the Department of Defense and other National Security related Agencies.

The two chambers (i.e. the House and Senate) continue the legislative process on the fiscal year 2024 budget. Final passage of the Fiscal 2024 NDAA is anticipated before the end of this calendar year. Congress will also continue efforts to reschedule appropriations bills and conference agreements, but these actions depend on the Senate calendar. On September 30, 2023, the President signed a Continuing Resolution Authorization (“CRA”) to continue funding the U.S Government at fiscal year 2023 levels through November 17, 2023, or if earlier, enactment of the Fiscal 2024 NDAA. Under such CRA, funding at amounts consistent with appropriated levels for fiscal year 2023 is available, subject to certain restrictions, but new contracts and program starts are not authorized. If Congress is not able to enact fiscal year 2024 appropriations bills or extend such CRA, the U.S Government would be subject to a shutdown, which could result in program delays or, cancellations, payment issues and/or other disruptions.

The current budget environment, including Israel and Ukraine funding support, heightened levels of inflation, related supply chain disruption, and the appropriations process, continues to create significant short and long-term industry risks. Additionally, with the recent change of party in Congress in 2022, resulting with the Democrats controlling the Senate and the Presidency and the Republicans controlling the House of Representatives, considerable uncertainty exists regarding how future budgets, funding, timing and related program decisions will unfold, including the potential differing defense spending priorities of the Biden administration and of the Congress.

We believe continued budget pressures (which are expected), CRAs, (which are also expected), future Federal Government debt ceiling issues, or Federal Government shutdowns could have serious negative consequences for the security of our country and the defense industrial base, including the Company and the related customers, employees, suppliers, investors, and communities that rely on companies in the defense industrial base. It is likely that budget and program decisions made in such an uncertain environment would have long-term implications for our Company and the entire defense industry. Additionally, funding for certain programs, including those in which we currently participate, may be reduced, delayed or cancelled, and budget uncertainty or funding cuts globally could adversely affect the viability of our customers, partners, teammates, subcontractors, suppliers, and our employee base.

We believe that our business is well-positioned in areas that the DoD and other customers indicate are priorities for future defense spending, including those based on the 2022 National Security Strategy document, the 2023 U.S. National Security related budget and NDAA and the recently released fiscal 2024 National Security Budget request and NDAA, and also the related Future Years Defense Program or five year projection of the forces, resources and programs needed to support the DoD’s strategy and operations.

However, due to a divided Congress and Executive Branch, federal budgetary uncertainty, expected CRAs, potential budgetary restrictions or limitations, defense or other spending cuts, including the budgetary impacts of support for the conflicts in Israel and Ukraine, challenges in the appropriations process, the debt ceiling issue and ongoing fiscal debates, the short and long term impacts to the industry and to our business remain uncertain.

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

Also, a shortage of qualified labor, and the cost of that labor for the Company and its labor base is a significant operational challenge for the Company. The cost of labor has increased significantly and current challenges in hiring, obtaining and retaining employees, including those employees requiring National Security clearances, is adversely impacting Kratos’ ability to execute its business. There is also a significant industry wide labor shortage, including in the Science, Technology, Engineering, and Math (STEM) discipline areas, and also including employees willing and/or able to obtain National Security clearances, and for high level manufacturing and production disciplines.

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

Comparison of Results for the Three Months Ended October 1, 2023 to the Three Months Ended September 25, 2022

Revenues.  Revenues by operating segment for the three months ended October 1, 2023 and September 25, 2022 are as follows (dollars in millions):

	October 1, 2023	September 25, 2022	$ change	% change
Kratos Government Solutions
Service revenues	$104.4	$87.3	$17.1	19.6%
Product sales	113.5	91.3	22.2	24.3%
Total Kratos Government Solutions	$217.9	$178.6	$39.3	22.0%
Unmanned Systems
Service revenues	$2.1	$1.3	$0.8	61.5%
Product sales	54.6	48.7	5.9	12.1%
Total Unmanned Systems	56.7	50.0	6.7	13.4%
Total revenues	$274.6	$228.6	$46.0	20.1%

Total service revenues	$106.5	$88.6	$17.9	20.2%
Total product sales	168.1	140.0	28.1	20.1%
Total revenues	$274.6	$228.6	$46.0	20.1%

Revenues increased $46.0 million to $274.6 million for the three months ended October 1, 2023 from $228.6 million for the three months ended September 25, 2022. Revenues in our KGS segment increased $39.3 million primarily due to a net increase of $19.7 million in our C5ISR, turbine technologies, microwave electronics products, defense and rocket support and training solutions businesses, and an increase of $19.6 million in our space and satellite communications business. Revenues in our US segment increased $6.7 million to $56.7 million for the three months ended October 1, 2023, primarily due to increased target drone activity as a result of timing of program contract awards and increased production volume as compared to the three months ended September 25, 2022.

Product sales increased $28.1 million to $168.1 million for the three months ended October 1, 2023 from $140.0 million for the three months ended September 25, 2022, primarily as a result of increased production in our KGS segment and in our US segment. As a percentage of total consolidated revenues, product sales were 61.2% for the three months ended October 1, 2023 as compared to 61.2% for the three months ended September 25, 2022. Service revenues increased by $17.9 million to $106.5 million for the three months ended October 1, 2023 from $88.6 million for the three months ended September 25, 2022, primarily related to increased activity in our turbine technologies, and space and satellite business in our KGS segment.

Cost of Revenues.  Cost of revenues increased $27.5 million to $201.2 million for the three months ended October 1, 2023 from $173.7 million for the three months ended September 25, 2022. The increase in cost of revenues was primarily related to increased activity in our turbine technologies, and space and satellite business in our KGS Segment.

Gross Margin.  Gross margin increased to 26.7% for the three months ended October 1, 2023 from 24.0% for the three months ended September 25, 2022. Margins on services decreased to 25.8% for the three months ended October 1, 2023 from 26.5% for the three months ended September 25, 2022. Margins on products increased to 27.3% for the three months ended October 1, 2023 from 22.4% for the three months end September 25, 2022. Margins in the KGS segment increased to 27.9% for the three months ended October 1, 2023 from 24.7% for the three months ended September 25, 2022, primarily due to a more favorable mix of revenues. Margins in the US segment increased to 22.0% for the three months ended October 1, 2023 from 21.4% for the three months ended September 25, 2022, primarily due to a more favorable mix of products produced and shipped in the three months ended October 1, 2023.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expenses increased $2.4 million to $50.9 million for the three months ended October 1, 2023 from $48.5 million for the three months ended September 25, 2022. As a percentage of revenues, SG&A decreased to 18.5% at October 1, 2023 from 21.2% at September 25, 2022.

Research and Development (“R&D”) Expenses.  R&D expenses increased $0.7 million to $10.3 million for the three months ended October 1, 2023 from $9.6 million for the three months ended September 25, 2022, primarily due to increased development efforts in our space and satellite communications business. As a percentage of revenues, R&D decreased to 3.8% for the three months ended October 1, 2023 from 4.2% for the three months ended September 25, 2022. R&D expenses are made by the Company, typically in conjunction with our customers, for the Company to achieve a “first to market” position with our products or technology. We also invest in R&D expenses to achieve market leading “designed in” positions on major programs, platforms or systems.

Restructuring Expenses and Other. Restructuring expenses and other decreased to $0.0 million from $0.2 million for the three months ended October 1, 2023 and September 25, 2022, respectively.

Total Other Expense, Net.  Total other expense, net increased to $5.4 million from $5.2 million for the three months ended October 1, 2023 and September 25, 2022, respectively. This increase in expense of $0.2 million was primarily related to an increase in interest expense of $1.3 million in the three months ended October 1, 2023 resulting from an increase in interest rates, partially offset by a decrease in expense of $1.0 million related to foreign transaction losses.

Provision (Benefit) for Income Taxes from Continuing Operations. The income tax expense from continuing operations for the three months ended October 1, 2023 was $3.8 million and the income tax benefit from continuing operations for the three months ended September 25, 2022 was $0.8 million. For the three months ended October 1, 2023 and September 25, 2022, the Company utilized the discrete effective tax rate method. The discrete method is applied when it is not possible to reliably estimate our full year effective tax rate due to significant permanent differences in relation to pre-tax book income, resulting in significant variability to our effective tax rate.

Comparison of Results for the Nine Months Ended October 1, 2023 to the Nine Months Ended September 25, 2022

Revenues. Revenues by operating segment for the nine months ended October 1, 2023 and September 25, 2022 are as follows (dollars in millions):

	October 1, 2023	September 25, 2022	$ change	% change
Kratos Government Solutions
Service revenues	$296.8	$231.3	$65.5	28.3%
Product sales	309.7	258.7	51.0	19.7%
Total Kratos Government Solutions	$606.5	$490.0	$116.5	23.8%
Unmanned Systems
Service revenues	$5.0	$4.0	$1.0	25.0%
Product sales	151.8	155.0	(3.2)	(2.1)%
Total Unmanned Systems	156.8	159.0	(2.2)	(1.4)%
Total revenues	$763.3	$649.0	$114.3	17.6%

Total service revenues	$301.8	$235.3	$66.5	28.3%
Total product sales	461.5	413.7	47.8	11.6%
Total revenues	$763.3	$649.0	$114.3	17.6%

Revenues increased $114.3 million to $763.3 million for the nine months ended October 1, 2023 from $649.0 million for the nine months ended September 25, 2022. Revenues in our KGS segment increased $116.5 million, primarily due to the net increased contribution of $21.5 million in revenues from the recent acquisition of SRI’s Engineering Division (“SRE”), a net increase of $49.1 million in our C5ISR, turbine technologies, microwave electronics products, defense and rocket support and training solutions businesses, and an increase of $45.9 million in our space and satellite communications business. Revenues in our US segment decreased $2.2 million to $156.8 million for the nine months ended October 1, 2023 primarily due to a reduction in tactical drone based revenues as a result of timing of program contract awards, as compared to the nine months ended September 25, 2022.

Product sales increased $47.8 million to $461.5 million for the nine months ended October 1, 2023 from $413.7 million for the nine months ended September 25, 2022, primarily as a result of increased production activity in our KGS segment, offset partially by decreased volume in our US segment. As a percentage of total revenue, product sales were 60.5% for the nine months ended October 1, 2023 as compared to 63.7% for the nine months ended September 25, 2022. Service revenues increased by $66.5 million to $301.8 million for the nine months ended October 1, 2023 from $235.3 million for the nine months ended September 25, 2022. The increase was primarily a result of the recent Cosmic and SRE acquisitions as well as increased volume in the turbine technologies business.

Cost of Revenues. Cost of revenues increased $82.2 million to $566.6 million for the nine months ended October 1, 2023 from $484.4 million for the nine months ended September 25, 2022. The increase in cost of revenues was primarily a result of the increase in revenues discussed above.

Gross Margin. Gross margin increased to 25.8% for the nine months ended October 1, 2023 from 25.4% for the nine months ended September 25, 2022. Margins on services decreased to 24.7% for the nine months ended October 1, 2023 from 27.2% for the nine months ended September 25, 2022. Margins on product sales increased to 26.5% for the nine months ended October 1, 2023 from 24.3% for the nine months ended September 25, 2022. Margins in the KGS segment increased to 27.1% for the nine months ended October 1, 2023 from 26.9% for the nine months ended September 25, 2022 primarily due to a more favorable mix of revenues. Margins in the US segment increased to 20.7% for the nine months ended October 1, 2023 from 20.5% for the nine months ended September 25, 2022.

SG&A Expenses. SG&A expenses were $146.0 million for the nine months ended October 1, 2023 and $136.3 million for the nine months ended September 25, 2022. As a percentage of revenues, SG&A decreased to 19.1% at October 1, 2023, from 21.0% at September 25, 2022.

R&D Expenses. R&D expenses were $30.4 million for the nine months ended October 1, 2023 and $28.0 million for the nine months ended September 25, 2022, with the primary increases in expenses in our space and satellite communications business. As a percentage of revenues, R&D expenses decreased to 4.0% for the nine months ended October 1, 2023 from 4.3% for the nine months ended September 25, 2022.

Restructuring Expenses and Other. Restructuring expenses and other decreased to $0.9 million for the nine months ended October 1, 2023 from $6.4 million for the nine months ended September 25, 2022, primarily as a result of the $5.5 million litigation charge related to the settlement of a dispute with an international customer in our US segment during the nine months ended September 25, 2022.

Total Other Expense, Net. Total other expense, net decreased to $15.9 million for the nine months ended October 1, 2023 from $26.9 million for the nine months ended September 25, 2022. The decrease in expense of $11.0 million was primarily related to the $13.0 million loss on the extinguishment of our Senior Secured Notes during the nine months ended September 25, 2022 which was partially offset by an increase in interest expense of $3.4 million during the nine months ended October 1, 2023 resulting from increased interest rates.

Provision (Benefit) for Income Taxes from Continuing Operations. The income tax expense from continuing operations for the nine months ended October 1, 2023 was $6.9 million and the income tax benefit for the nine months ended September 25, 2022 was $4.6 million. For the nine months ended October 1, 2023 and September 25, 2022, the Company utilized the discrete effective tax rate method. The discrete method is applied when it is not possible to reliably estimate our full year effective tax rate due to significant permanent differences in relation to pre-tax book income, resulting in significant variability to our estimated effective tax rate.

Backlog

On October 1, 2023, we had approximately $1,165.0 million of total backlog, of which $850.9 million was funded. We expect to recognize approximately 20% of the remaining total backlog as revenue in fiscal year 2023, an additional 47% in fiscal year 2024 and the balance thereafter. Our comparable total backlog balance as of September 25, 2022, was approximately $1,068.9 million, of which $696.1 million was funded. Backlog as of October 1, 2023 as compared to September 25, 2022 has increased primarily as a result of contract awards in our Space, Satellite, Cyber and Training, Turbine Technologies, Microwave Technologies and Unmanned Systems businesses.

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

Liquidity and Capital Resources

As of October 1, 2023, we had cash and cash equivalents of $42.2 million compared with cash and cash equivalents of $81.3 million as of December 25, 2022, which includes $25.5 million and $18.9 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, however, earnings of these foreign subsidiaries are essentially considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the United States they could be repatriated, and their repatriation into the United States may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

Our total long-term debt decreased from $257.5 million at December 25, 2022 to $243.7 million at October 1, 2023. Under the New Credit Facility, on February 18, 2022, we completed the refinancing of our outstanding $90 million revolving credit facility and $300 million of Senior Secured Notes, with a new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A. As of October 1, 2023, the Company has made $6.3 million of principal payments on Term Loan A, and has net amounts outstanding of approximately $50.0 million under the new Revolving Credit Facility, with approximately $150.0 million remaining in borrowing capacity, less $13.7 million for outstanding letters of credit (as more fully described in Note 10 of the accompanying Condensed Consolidated Financial Statements).

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

We use our operating cash flow to finance trade accounts receivable, fund necessary increases in inventory including increasing inventory stock levels and advance buys in larger lot sizes to gain pricing benefits where possible, in order to mitigate the impact of supply chain disruptions and price increases, utilize working capital to fund revenue growth, fund internal investments of engineering costs, fund capital expenditures, our internal research and development investments and our ongoing operations, service our debt, enhance our security infrastructure, including cyber security infrastructure, and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services because a number of our receivables are contractually billable and due to us only when certain contractual milestones are achieved. Financing increases in inventory balances are necessary to fulfill shipment requirements to meet delivery schedules of our customers, to fund advanced inventory purchases to mitigate supply chain disruptions, and to fund increased inventory levels related to revenue growth. These financing requirements have increased and have recently negatively impacted our operating cash flows due to actions we have taken to advance inventory purchases in an attempt to mitigate supply chain disruptions and to bolster our inventory levels. For the nine months ended October 1, 2023, approximately $23.7 million of operating cash flow was used to fund inventory purchases. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our days sales outstanding (“DSO”) have decreased from 134 days as of December 25, 2022 to 117 days at October 1, 2023, primarily reflecting outstanding contractual billing milestones. Our DSOs are impacted by the achievement of contractual billing milestones such as equipment shipments and deliveries on certain products, and for certain flight requirements that must be fulfilled on certain aerial target programs, or final billings which are not due until completion on certain projects, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time. Despite the decreases in our DSOs, net increases in our receivable balances of $32.6 million for the nine months ended October 1, 2023 from the approximate 18 percent year over year revenue growth of the Company, have resulted in a use of operating cash flows reflecting the growth in our revenues in 2023.

In November 2019, a large training solutions program was terminated for convenience (“T for C”), by the customer. Under a T for C, a contractor is entitled to seek specified costs through a termination settlement process including (1) the contract price for completed supplies and services accepted by the government but not previously paid for; (2) the cost incurred in the performance of work terminated plus a reasonable profit on those costs; and (3) and its costs incurred in settling with subcontractors and preparing and settling the termination proposal. However, we will not be able to collect the total withheld amounts until the settlement terms of the T for C have been negotiated and agreed to with the customer. At October 1, 2023, approximately $4.8 million in unbilled receivables remain outstanding on this project. In March 2022, we agreed, together with the customer, to a litigation settlement of $6.0 million for a portion of the amounts outstanding on this project, which was collected in July 2022. The remaining unbilled balance of $4.8 million is subject to negotiation and settlement with the customer.

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

A summary of our net cash used in operating activities from continuing operations, investing activities from continuing operations, and financing activities from continuing operations and our cash flows from discontinued operations from our condensed consolidated statements of cash flows is as follows (in millions):

	Nine Months Ended
	October 1, 2023	September 25, 2022
Net cash used in operating activities from continuing operations	$(2.2)	$(32.3)
Net cash used in investing activities from continuing operations	(24.8)	(166.9)
Net cash used in financing activities from continuing operations	(12.1)	(21.4)
Net operating cash flows of discontinued operations	—	(0.3)

Net cash used in operating activities from continuing operations was $2.2 million for the nine months ended October 1, 2023. Net cash used in operating activities from continuing operations for the nine months ended October 1, 2023 was primarily a result of the net loss of $3.2 million and changes in net working capital accounts of $51.9 million partially offset by noncash charges $53.1 million which includes stock compensation, depreciation and amortization. Net cash used in operating activities from continuing operations was $32.3 million for the nine months ended September 25, 2022 was primarily a result of the net loss of $28.3 million and the impact of working capital requirements to fund revenue growth.

Net cash used in investing activities from continuing operations for the nine months ended October 1, 2023 is comprised of $33.1 million in capital expenditures partially offset by receipt of $8.3 million of proceeds from the sale of Valkyries which had been previously built as capital assets as they were produced ahead of government contract award. During the nine months ended October 1, 2023, capital expenditures of approximately $16.5 million were incurred in our US business, primarily related to our unmanned tactical initiative. We expect our capital expenditures for our fiscal year 2023 to continue to be significant for investments we are making, specifically in our US business totaling approximately $20 to $25 million. The Company made the decision in the first quarter of 2023 to move forward with its second serial production run of 12 next generation Valkyries. The total estimated amount related to production of Valkyries and related equipment, ahead of government contract award, including the first and second production run, is $16 to $18 million of the estimated 2023 capital expenditures for the US business. The Company is currently producing or anticipates producing several versions of the Valkyrie within the 24 unit production, based on routine communications with the customers, which mix and ultimate duration of the 24 Lot Build may change as a result. Net cash used in investing activities from continuing operations for the nine months ended September 25, 2022 is comprised of cash paid for acquisitions, net of cash acquired of $132.2 million, and $34.8 million in capital expenditures. Cash used for acquisitions included $74.0 million related to the acquisition of the assets of SRE, $37.5 million related to the acquisition of Cosmic, $15.3 million for the remaining purchase price due on the acquisition of CTT, and a $5.4 million payment due under the acquisition agreement for KTT Core, of which we purchased a controlling interest in February 2019.

Net cash used in financing activities from continuing operations was $12.1 million for the nine months ended October 1, 2023, which included $3.8 million of principal payments on our $200 million Term Loan A and a $64.0 million payment (partially offset by a $54.0 million draw) on the new Revolving Credit Facility, payroll withholding taxes paid from vested restricted stock traded for taxes of $3.6 million and payments made on financing lease obligations of $1.2 million. These uses were partially offset by employee stock purchase plan receipts of $6.5 million. Net cash used in financing activities from continuing operations was $21.4 million for the nine months ended September 25, 2022, and included $309.8 million used to redeem our $300 million of Senior Secured Notes including the call premium of $9.8 million, debt issuance costs of $3.2 million, payroll withholding taxes paid from vested restricted stock traded for taxes of $12.3 million and payments made on financing lease obligations of $1.0 million. These uses were partially offset by $300.0 million in proceeds from our New Credit Facility (partially offset by a $1.2 million principal payment on June 30, 2022) and employee stock purchase plan receipts of $6.1 million.

The net operating cash flows of discontinued operations for the nine months ended October 1, 2023 was a use of $0.0 million. The net operating cash flows of discontinued operations for the nine months ended September 25, 2022 was a use of $0.3 million.

Contractual Obligations and Commitments

New Credit Facility

    Under the New Credit Facility, on February 18, 2022, the Company completed the refinancing of its outstanding $90 million revolving credit facility and $300 million Senior Secured Notes, with a new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A. The Company incurred debt issuance costs of $3.3 million associated with the New Credit Facility. As of October 1, 2023, the Company has made $6.3 million of principal payments on Term Loan A. As of October 1, 2023, the Company has net amounts outstanding of approximately $50.0 million under the new Revolving Credit Facility, with approximately $150.0 million remaining in borrowing capacity, less $13.7 million for outstanding letters of credit.

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

Mandatory amortization on the Term Loan A is 2.5% in each of the first and second years and 5.0% in each of the third, fourth and fifth years, with the remaining outstanding balance due at maturity. The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. The Company was in compliance with the covenants contained in the Credit Agreement as of October 1, 2023.

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 1, 2023.

Changes in Internal Control Over Financial Reporting

We operate under the Committee of Sponsoring Organizations 2013 Framework. There was no change in our internal control over financial reporting during the three months ended October 1, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

    Not applicable.

Item 5.  Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended October 1, 2023, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as described in the table below:

Name and Title	Action	Applicable Date	Expiration Date	Rule 10b5-1 Trading Arrangement? (Y/N)(1)	Aggregate Number of Securities Subject to Trading Arrangement
Thomas Mills	Adopt	8/16/2023	3/29/2024	Y	16,091
President, C5ISR Division						(2)
Deanna Lund	Modify	8/18/2023	6/30/2025	Y	114,567
Executive Vice President and Chief Financial Officer						(2)
Phillip Carrai	Adopt	9/15/2023	12/31/2024	Y	42,000
President, Space, Training and Cyber Solutions Division						(2)
(1)Denotes whether the trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2)This number represents the maximum number of shares of our common stock that may be sold pursuant to the trading arrangement. The number of shares actually sold will depend on the satisfaction of certain conditions set forth in the trading arrangement.

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ MARIA CERVANTES DE BURGREEN, CPA
Maria Cervantes de Burgreen
Vice President and Corporate Controller
(Principal Accounting Officer)
Date:	November 2, 2023