Form 10-K
period 2023-12-31
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2024-02-13
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
Commission file number 001-34460
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-3818604
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
1 Chisholm Trail, Suite 300
Round Rock, TX                         78681
(Address of principal executive offices)                (Zip Code)

Registrant’s telephone number, including area code     (512) 238-9840

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	KTOS	The NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☒  No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates as of June 23, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.7 billion, based on the closing sale price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on such date. This disclosure excludes shares of common stock held by executive officers, directors and stockholders whose individual ownership exceeded 10% of the common stock outstanding on June 23, 2023 because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of February 9, 2024, 129,997,441 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference
Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K incorporate information by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders or an amendment to this annual report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report on Form 10-K.

2

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
 FORM 10-K
 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

PART I.
Item 1. Business.

Overview

Kratos is a technology, products, system and software company addressing the defense, national security, and commercial markets. Kratos makes true internally funded research, development, capital and other investments, to rapidly develop, produce and field solutions that address our customers’ mission critical needs and requirements. At Kratos, affordability is a technology, and we seek to utilize proven, leading edge approaches and technology, not unproven bleeding edge approaches or technology, with Kratos’ approach designed to reduce cost, schedule and risk, enabling us to be first to market with cost effective solutions. We believe that Kratos is known as the innovative disruptive change agent in the industry, a company that is an expert in designing products and systems up front for successful rapid, large quantity, low cost future manufacturing which is a value add competitive differentiator for our large traditional prime system integrator partners and also to our government and commercial customers. Kratos intends to pursue program and contract opportunities as the prime or lead contractor when we believe our probability of win is high and any investment required by Kratos is within our capital resource comfort level. We intend to partner and team with a large, traditional system integrator when our assessment of probability of win is greater or required investment is beyond Kratos comfort level. Kratos’ primary business areas include, virtualized ground systems for satellites and space vehicles including software for command & control (C2) and telemetry, tracking and control (TT&C), jet powered unmanned aerial drone systems, hypersonic vehicles and rocket systems, propulsion systems for drones, missiles, loitering munitions, supersonic systems, space craft and launch systems, command, control, communication, computing, combat, intelligence surveillance and reconnaissance (C5ISR) and microwave electronic products for missile, radar, missile defense, space, satellite, counter unmanned aircraft systems (UAS), directed energy, communication and other systems, and virtual & augmented reality training systems for the warfighter.

We were incorporated in the state of New York on December 19, 1994 and began operations in March 1995. We reincorporated in the state of Delaware in 1998.

Industry Update

On March 9, 2023, President Biden’s fiscal year 2024 budget request was submitted to Congress, initiating the 2024 defense budget authorization and appropriations legislative process. The request includes an $886 billion proposed appropriation for national defense, of which $842 billion would be for the U.S. Department of Defense (“DoD”) base budget. The proposed legislation also caps national defense spending at $886 billion for fiscal year 2024 and $895 billion for fiscal year 2025. On June 3, 2023, President Biden signed into law a bill to suspend the $31.4 trillion debt ceiling through January 1, 2025. On July 14, 2023, the U.S. House of Representatives passed its version of a sweeping bill setting policy for the DoD, the Fiscal 2024 National Defense Authorization Act (“NDAA”), at $886 billion. The vote of 219-210 was largely along party lines, a departure from the typical bipartisan support for a bill that has passed every year since 1961. The Senate passed its version of the NDAA Bill on July 27, 2023 at $886 billion and included several significant differences from the previously passed U.S. House of Representative bill. The NDAA is one of the major pieces of legislation the U.S. Congress passes annually. The NDAA is closely watched by industry and other stakeholders and related interests, as the NDAA typically determines the specific spending outlays and purchases of the DoD and other national security-related governmental agencies.

The two chambers of the legislative branch of the U.S. federal government (i.e. the House and Senate) continue the legislative process on the fiscal year 2024 budget. Congress is also expected to continue efforts to reschedule appropriations bills and conference agreements, but these actions depend on the Senate calendar. On January 19, 2024, President Biden signed a continuing resolution authorization (“CRA”) to continue funding the U.S Government. Under the bill, funding for agencies overseeing agriculture, veterans affairs, energy, transportation and housing runs through March 1. Funding for the rest of the federal government, including the Department of Defense now runs through March 8, or if earlier, enactment of the Fiscal 2024 NDAA. Under such CRA, funding at amounts consistent with appropriated levels for fiscal year 2023 is available, subject to certain restrictions, but new contracts and program starts are not authorized. If Congress is not able to enact fiscal year 2024 appropriations bills or extend such CRA, the U.S government would be subject to a shutdown, which could result in program delays or, cancellations, payment issues and/or other disruptions.

The current budget environment, including Israel and Ukraine funding support, heightened levels of inflation, related supply chain disruption, and the appropriations process, continues to create significant short and long-term defense industry risks. Additionally, with the recent change of party in Congress in 2022, resulting with the Democrats controlling the U.S. Senate and the Presidency and the Republicans controlling the U.S. House of Representatives, considerable uncertainty exists regarding how future budgets, funding, timing and related program decisions will unfold, including the potential differing defense spending priorities of the Biden administration and of the Congress.

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

We believe that our business is well-positioned in areas that the DoD and other customers indicate are priorities for future defense spending, including those based on the 2022 National Security Strategy document, the 2023 U.S. National Security related budget and NDAA, the fiscal 2024 National Security Budget request and NDAA, and the related Future Years Defense Program or five year projection of the forces, resources and programs needed to support the DoD’s strategy and operations.

However, due to a divided U.S. Congress and Executive Branch, federal budgetary uncertainty, expected CRAs, potential budgetary restrictions or limitations, defense or other spending cuts, including the budgetary impacts of support for the conflicts in Israel and Ukraine, challenges in the appropriations process, the debt ceiling issue and ongoing fiscal debates, the short and long term impacts to the industry and to our business remain uncertain.

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

Also, a shortage of qualified labor, and the cost of our labor base is a significant operational challenge for the Company. The cost of labor has increased significantly and current challenges in hiring, obtaining and retaining employees, including those employees requiring National Security clearances, is adversely impacting Kratos’ ability to execute its business. There is also a significant industry wide labor shortage, including in the Science, Technology, Engineering, and Math (STEM) discipline areas, as well as employees willing and/or able to obtain National Security clearances, and for other high level manufacturing and production disciplines.

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

Our Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect estimates and assumptions made by management as of December 31, 2023. Events and changes in circumstances arising after December 31, 2023, including those resulting from the continuing impacts of the current unfavorable macroeconomic climate, will be reflected in management’s estimates for future periods.

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

Competitive Strengths
We believe that Kratos being a technology company, including the composition and experience of our Board of Directors and Executive management team, our ability to act and make decisions quickly, our culture of affordable innovation and our investments to develop and maintain intellectual property, proprietary products, and technology, which are strongly aligned with certain of the highest priority spending areas of the DoD, the U.S. National Security Strategy, and the DoD’s focus on leveraging technology to defeat or deter peer and near-peer adversaries, are competitive advantages.

Additionally, Kratos’ strategy of being “first to market” with our systems, products, technology and solutions, we believe is also a competitive differentiator, including in certain areas as compared to the traditional defense industrial complex prime system integrators. We also believe that our proven ability to rapidly design, develop, demonstrate and field disruptive, transformative and leading technology products and systems, at an affordable cost, also differentiates us from our competitors. We believe that our reputation, longstanding customer relationships, and the designed-in position of our systems, technology and products into our customers’ platforms, programs and systems, provide a unique competitive advantage and position us well for future accelerated growth. We also routinely partner or team with the large traditional defense industry system integrators when certain opportunities require a significant internally funded investment that Kratos is unwilling to make, or when Kratos believes that teaming significantly increases our probability of win. We believe an example of Kratos’ competitive strengths is that certain of Kratos Space, Satellite and Cyber business areas are uniquely positioned, as represented by certain new program awards and by publicly available customer testimonials, to address the DoD, National Security and commercial market areas, including with our first to market, proprietary, virtualized OpenSpace™ software products and technology, which we believe provides our Company a competitive advantage.

Kratos’ specialized National Security focus is aligned with mission-critical National Security priorities. Continued and increased concerns related to the threats posed by certain foreign nations, including nations with peer or near peer capabilities, have caused the U.S. Government to identify National Security as an area of enhanced functional and spending priority, including as described in the 2022 National Security Strategy document. Budget pressures, particularly related to DoD spending, have placed a premium on developing and fielding low-cost, high-technology solutions, that can be fielded in quantities, i.e. affordable mass, to assist in National Security missions. While budget pressures routinely cause delays in contracts or orders for our business, the global threat environment as described in the 2022 National Security Strategy document and current budget projections suggest that future years defense spending will continue to be significant, including to address the increasing threats to the United States and its allies. The outlook for defense spending is primarily focused on deterring and defeating our adversaries, power projection, warfighting readiness, lethality, and recapitalization of key strategic defense systems to address peer and near peer threats. We believe that our primary capabilities and areas of focus, certain which are listed below, are aligned with the objectives of the U.S. Government including those outlined in the 2022 National Defense Strategy document:

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
•Jet engines for drones, missiles and loitering munitions
•Rocket engines and propulsion systems for hypersonic, space and other systems

IP-centric technology company with proprietary products, technology and systems which address critical current and emerging threats faced by U.S. and allied militaries. As a technology-focused company at the forefront of the DoD’s strategy for technology rich, transformative, disruptive and affordable systems, our current and growing portfolio of proprietary systems, products, solutions, and related intellectual property addresses some of the most critical mission needs and requirements of U.S. and allied militaries. At Kratos, affordability is a technology, a core competence and a focus that we believe is disruptive and brings an important value proposition to our customers. Kratos business focus areas include: unmanned systems, space and satellite communications, microwave electronics, cybersecurity/warfare, missile defense, hypersonic systems, C5ISR, turbine technologies, jet and rocket engines and training systems.

A key element of our customers’ and the National Security strategy, and an area where we have invested significantly, is the development of capabilities and intellectual property addressing the recent and potential challenges faced by U.S. and allied militaries in potential Anti-Access and Aerial-Denial (“A2/AD”) environments. This is evidenced by our significant investment in high-performance, jet powered Unmanned Aerial Drone System (“UADS”) platforms and technology, which has resulted in a series of Unmanned Combat Aerial System (“UCAS”) contract wins for Kratos with multiple customers. Additionally, with our space & satellite, terrestrial ground segment command, control, radio frequency interference monitoring, geolocation and mitigation technology, software, products and capabilities, we believe we are well-positioned to capitalize on the DoD, National Security and commercial markets increasing budgets and funding for space investments, including funding for the development and protection of U.S. National Security space assets and infrastructure. Accordingly, our proprietary products, systems and technologies, many of which are open architecture providing our customers technology access, vendor flexibility and reduced costs, are developed and refined with the goal of enabling our customers to maintain an advantage over the advanced and constantly evolving threats of adversaries, at an affordable cost. In many instances, we believe that we are one of the few companies that invest in, develop, produce and are first to market with the mission-critical technology our customers require, or we outperformed our peers in a competitive bidding process, including as related to affordability. Kratos engineers and designs its products up front for low cost, high quantity manufacturability and production. We also maintain a strategy of internally funding research and development and owning the intellectual property of many of these high-performance capabilities and systems. By internally funding priority initiatives with Kratos cash and internal resources, we are incentivized for rapid engineering, development and prototype completion as quickly and as low cost as possible.

Technology-driven company aligned with and supporting our customers’ increased innovation, technology, and strategic National Security initiatives, with focus on speed and affordability. As the DoD works to increase, maintain or achieve a technological advantage over adversaries, it has continued its efforts to create breakthrough technologies for national security and related commercial markets, accelerate innovation to the warfighter and repurpose current capabilities to create cost-effective, disruptive technology advances that result in rapidly fielded systems and products. With our focus on delivering proven leading edge systems, products and technologies that address the most critical current and emerging threats, our customers include some of the most technologically advanced organizations of the defense establishment, including the U.S. Air Force, the U.S. Navy, the U.S. Army, the U.S. Marine Corps, the U.S. Space Force and the U.S. Space Command, and others. Additionally, Kratos customers also include the Defense Innovation Unit (“DIU”) (formerly the Defense Innovation Unit Experimental (“DIUx”)), Defense Advanced Research Projects Agency (“DARPA”), Air Force Research Laboratory (“AFRL”), the Strategic Capabilities Office (“SCO”), the Office of the Secretary of Defense (“OSD”),the Strategic Command (“STRATCOM”), the National Aeronautics and Space Administration (“NASA”), the U.S. intelligence community, and other confidential customers. We believe our focus on constant innovation, capability improvements across our product and solutions portfolio, speed of development, and engineering, design and development for affordable mass production are key differentiators that are disruptive to certain traditional market norms and align us with and address our customers’ and our traditional large defense system integrator partners’ key initiatives.

In-depth understanding of customer missions. We believe that Kratos has a reputation for being an industry disruptor, including by successfully rapidly designing, developing, demonstrating and fielding mission-critical products, solutions and services to our customers, at an affordable cost. Our long-term relationships with the U.S. Air Force, U.S. Army, U.S. Navy, U.S. Marine Corps and other National Security-related customers and agencies, commercial and other customers and entities, enable us to develop an in-depth understanding of their missions, problems and technical requirements. In addition, a substantial number of our employees are located at our customer locations, or at secure manufacturing and other secure facilities, all of which provides Kratos with valuable strategic insight into our customers’ ongoing missions and future program and mission requirements. We are also closely aligned with all of the traditional, large, system integrator defense companies. This understanding of our customers’ and partners’ missions, requirements, and needs, in conjunction with the strategic location of our employees, enables us to offer technical solutions tailored to our customers’ and partners’ specific requirements and evolving mission objectives. In addition, once our products are “designed in” to a program or system and we are on-site with a customer and providing our products and solutions, we have historically been successful in winning new and recompete business.

Kratos is an industry leader in high performance, jet powered, unmanned aerial target drone systems, which are designed to replicate state of the art, leading technology adversarial fighter aircraft, missiles, drones and other threats. Kratos is the sole source or primary unmanned aerial target drone system provider to the U.S. Air Force, U.S. Army, U.S. Navy, and numerous allied foreign defense agencies. Leveraging off of this technology, for which Kratos owns important intellectual property, since 2013 we have made significant investments developing Kratos’ first UCAS, our Unmanned Tactical Aerial Platform (“UTAP-22”), formally called the “Mako.” After successfully achieving the Mako’s first concept flights at the end of 2015, in 2016 we received a $12.6 million single-award contract to demonstrate certain payload integration and loyal wingman teaming with manned aircraft in a major military exercise. We believe that Kratos was first to market in flying high performance, jet powered UCASs of this class with manned jet fighter aircraft. At the time, this contract was one of the largest awarded contracts by the DIUx.

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
•In December 2020, we received a $17.8 million award from the AFRL for work in support of the government’s Low Cost Attritable Aircraft Technology (LCAAT) efforts, including as related to the XQ-58A Valkyrie.
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
•In August 2021, Kratos announced that it remains committed to be ready for a 2023 Skyborg Vanguard Program of Record, echoing the commitment expressed by the U.S. Air Force in its August 16, 2021 update on the Skyborg program. Skyborg is an autonomy-focused capability developed to enable the U.S. Air Force to operate and sustain low-cost, teamed aircraft that can thwart adversaries with quick, decisive actions in contested environments. The program aims to enable airborne combat mass by building a transferable autonomy foundation for a family of layered, unmanned air vehicles. In July 2022, Kratos and the U.S. Air Force announced the completion of a successful series of flights with two production XQ-58A Valkyrie aircraft for the Skyborg Program.
•In December 2021, the Secretary of the U.S. Air Force announced that he will seek funding for at least two new classified combat drone awards in the fiscal year 2023 budget. The new combat drones will be designed to work in conjunction with the F-35, F-22 and B-21 manned aircraft. This disclosure by the Secretary of the U.S. Air Force is considered to be a strong indication that the U.S. Air Force is counting on autonomous weapon systems to provide an advantage against peer adversaries to the United States.
•In December 2022, the U.S. Air Force announced that the Skyborg Vanguard Program would be transitioning to a Program(s) of Record, certain details of which the Company may not be able to publicly disclose.
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
•In February 2023, it was announced that through multiple contracts, Kratos has and is continuing to evolve and apply the XQ-58A Valkyrie with a focus on experimentation to support operational missions and employment to satisfy multiple existing forming applications sets for the DoD.

•In April 2023, Kratos celebrated the 100th MQM-178 Firejet high performance jet powered target drone aircraft produced at the Kratos Unmanned aircraft manufacturing facility in Oklahoma City. Kratos’ Tactical Firejet UAS is a derivative of the MQM-178 target drone.

•In November 2023, Kratos announced that the XQ-58A Valkyrie acquired by the Marine Corps, has successfully completed its first test flight in October 2023, under the Penetrating Affordable Autonomous Collaborative Killer – Portfolio (PAACK-P) program.

•In 2021, Kratos’ Air Wolf tactical drone system (“Tactical Firejet”) completed a 100 percent successful flight at the Burns Flat, Oklahoma range facility. The Kratos Air Wolf mission, which was the inaugural flight at the Burns Flat location, included multiple new payloads carried by the Air Wolf drone, including a proprietary Kratos artificial intelligence/autonomy system, which has been deployed by Kratos specifically for high performance, jet drone aircraft.
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
•In 2021, we were awarded a $50.9 million contract modification exercising an option to procure 65 BQM-177A aerial targets, 50 for the U.S. Navy, seven for the government of Japan, and eight for the government of Saudi Arabia, as well as associated technical and administrative data in support of full rate production Lot 3.
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
•In 2021, we received a $338 million single award for production Lots 17 – 21, out-of-warranty repairs and contractor logistics support, with $30.5 million initially obligated for Lot 17. In March 2023 we received a $21.7 million single award for full rate production (Lot 19). The AFSAT program is one of the largest and most important to Kratos.
•In 2018, we received a sole source, single award multi-year IDIQ contract from the Swedish Defence Materiel Administration for our MQM-178 Firejet aerial target aircraft and associated ground support equipment, spares, payloads, components, expendables and support services. The first order under the four-year IDIQ contract was received in the first half of 2019. In 2022, we received a follow on four-year IDIQ contract for our MQM-178 targets. Additionally, in 2023 we received an IDIQ contract with an initial term of two years for our BQM-167i targets.
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
Kratos is currently under customer contract and working on a number of customer funded tactical UAV contracts and programs. Kratos is currently producing two lots of 12 Valkyrie drone systems, certain of the first lot of 12 which have been delivered to the respective customer(s), with others either committed to customer funded contracts or currently being produced with Kratos funds in advance of potential expected customer contracts. The request of new, additional tactical drone programs in the fiscal year 2023 DoD budget request by the Office of the Secretary of Defense, as well as other statements and disclosures made by the DoD and others, reflect the continued commitment by the Pentagon to large quantities of autonomous, unmanned systems. We believe that the Company is well-positioned to address the DoD’s requirements if it decides to move forward in procuring numbers of unmanned combat tactical drone systems, which may include drone systems currently under contract, in development, or flying by Kratos, and/or other future systems.

We believe that our internally funded, developed and owned intellectual property, allows us to rapidly provide relevant, affordable, jet powered, unmanned aircraft, designed to fly in A2/AD environments and with performance capabilities equal to or greater than fourth generation manned jet fighter aircraft. Kratos’ tactical UAS provide force multiplication and augmentation for manned high-performance fighter aircraft. We believe that there are very few high-performance UAS that are affordable and as advanced as our systems and technologies addressing the A2/AD environment, which the DoD has identified as a mission critical and high priority area. As such, consistent with the needs and requirements of the U.S. and allied militaries, we believe that our first to market position and leadership in these types of high-performance unmanned aircraft, including having a family of multiple UCAS flying today, including with a weapons range pedigree and having active manufacturing facilities currently producing this class of UCAS, provides us with a potential large market opportunity. The DoD has stated that they intend to field a family of new next generation drone aircraft, including Collaborative Combat Aircraft (“CCA”s) or UCAVs, including those that can successfully be force multipliers to manned aircraft and perform their mission in highly contested, A2/AD environments. Kratos believes that a “family” of such UCAVs required by the DoD will consist of multiple types of drone systems with various capabilities, including disposable, expendable, attritable and exquisite types. Kratos has multiple Jet drones that are flying today in the disposable, reusable and attritable class including Airwolf, Mako, Gremlins, Thanatos and Valkyrie that we can publicly disclose.

We believe that Kratos is an industry leader in ground-based command, control and communications systems (“C3”), Telemetry Tracking and Control (“TT&C”) and other systems for satellites, and a leader in related radio frequency interference identification, geolocation and mitigation, or Space Domain Awareness. Our primary customers include the U.S. Air Force, Space Command, Space Development and other agencies, and also commercial customers, enterprises and entities. Our OpenSpace™ software products and technology is a new approach to enable dynamic ground system operations by turning hardware to software that can react rapidly, dynamically and affordably to changing conditions in the satellite industry, including satellites with spot beams and software defined payloads.

We believe that Kratos is an industry leader in rocket systems and motors, ballistic missile targets, suborbital vehicles, sounding rockets and hypersonic systems. We believe that Kratos is the recognized rapid development and system fielding, affordable, industry leader in each of these areas. Kratos systems, products and technology have disrupted the traditional market dynamics, including recent important new program and contract awards in the hypersonic areas with the Multi-Service Advanced Capability Hypersonics Test Bed (the “MACH TB”) and Mayhem Hypersonic System (“Mayhem”) programs. Kratos is currently working on two new, internally funded hypersonic related initiatives, Zeus and Erinyes, which if successful, we believe will also significantly disrupt their respective market areas.

Our microwave electronics business products have designed-in positions on critical combat system programs, including Barak, Gripen, Iron Dome, Sling of David, F-15, F-16, Arrow and other C5ISR programs, including space and satellite programs and certain classified programs.

We believe that our advanced capabilities in the training systems and solutions market, including mixed, virtual and synthetic reality technology, products and systems for aircraft, combat and other vehicles, have allowed us to successfully remain at the forefront of defense industry readiness initiatives.

We believe our strategy of internally funding the research and development of many of our systems, products, software, solutions and capabilities, will continue to enable Kratos to “be first to market” and advance our position in high growth markets, such as high performance UCAVs, satellite communications, turbine and engine technologies, hypersonic systems, ballistic missile targets and microwave electronics, and allow us to grow, over the long-term, at a rate greater than that of the industry.

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

We have a highly diverse base of customers and contracts with no contract representing more than 6% of 2023 revenue. Our fixed-price contracts, the majority of which are production contracts, represent approximately 70% of our 2023 revenue. Our cost-plus-fee contracts and time and materials contracts represent approximately 24% and 6%, respectively, of our 2023 revenue. We believe our diverse base of key contracts and low reliance on any one contract provides us with a stable, balanced revenue stream.

Representative recent major contract awards for Kratos include a $15.5 million contract from the U.S. Navy/Marine Corps to procure two XQ-58A Valkyrie drones, an initial $30 million in funding on a potential $250 million single award to the Kratos C5ISR program, a subcontract for Mach-TB and a Mayhem program award from our prime partner Dynetics, a $49.5 million contract announced by the Navy in January 2023 for the production and delivery of 55 full rate production Lot 4 BQM-177A surface launched aerial targets and related equipment, and a $54 million task order from the AFRL Turbine Engine Division (AFRL/RQT) to develop a low cost, limited life engine for attritable and expendable systems. Additionally, the Company’s OpenSpace™ Platform was selected by global satellite system operator Intelsat as a key component to unify the operations of its ground and space systems in its next generation network. We also received an approximate $160 million contract award from our partner Blue Halo for the SCAR program and a contract award to deliver an advanced spectrum monitoring system for OneWeb to monitor, analyze and review its fleet of Low Earth Orbit constellations. We also received approximately $36 million in contract awards related to upgrades and new ground and avionic training systems.

Significant cash flow visibility driven by stable backlog. As of December 31, 2023 and December 25, 2022, our total backlog (see Backlog below) was approximately $1,243.9 million and $1,112.4 million respectively, of which approximately $944.6 million was funded in 2023 and $721.4 million was funded in 2022. The majority of our sales are from awards issued under long-term contracts, typically three to five years in duration. Our contract backlog provides visibility into stable future revenue and cash flow over a diverse set of contracts. Importantly, a number of our systems and products are designed-in and support long term, multi-year/multi-decade programs, which provides significant operational and financial visibility to our Company.

Highly skilled employees and an experienced management team. We deliver our systems, products and services through a skilled and primarily engineering and technically oriented workforce of approximately 3,900 employees. Our executives and senior managers have significant experience with technology companies, commercial enterprises, U.S. Government agencies, the U.S. military, U.S. Government contractors and other relevant entities. A significant number of Kratos employees hold National Security clearances. Members of our management team have experience growing commercial, technology and national security focused businesses both organically and through acquisitions and delivering significant value to investors, shareholders and stakeholders. We believe that the cumulative experience and differentiated expertise of our personnel in our core focus areas, coupled with our sizable and technically oriented employee base, allow us to qualify for and bid on larger programs and contracts in a prime contracting role.

Our Strategy
Our strategy is to be a leading technology, systems, software and products provider to the defense, national security and relevant commercial and related global markets, and to disrupt our market focus areas, by being first to market with internally funded and developed offerings, engineered and designed to be mass produced at an affordable cost. In executing our strategy, Kratos primarily seeks to utilize proven technology, which we modify, adopt, change, integrate and apply to address market opportunities that we identify jointly with our customers and with our partners. This approach allows us to rapidly develop and field relevant offerings, while reducing technical, schedule and financial risk. At Kratos, affordability is a technology, which we believe is a critical element of the successful execution of our strategy. Additionally, whenever there is a defense/security/commercial “multi use” opportunity for our technology, products and systems, we lever off of this opportunity with increased efficiencies and further reduced cost opportunity via increased quantities provided to dual or multiple markets.

Internal Growth
We are focused on generating internal growth by capitalizing on our ability to rapidly develop, demonstrate and field leading technology systems and products at an affordable cost and by being “first to market” with our offerings. We make targeted discretionary investments in mission critical DoD, National Security and commercial opportunity priority areas in order to achieve our first to market objective. Primary Kratos business areas include unmanned systems, space and satellite communications, cybersecurity, microwave electronics, hypersonic and rocket systems, missile defense, jet engines, rocket motors and turbine technologies, and training systems, which we believe have the highest potential for growth, based on the

2022 National Defense Strategy document and recent funding requests. In certain areas, Kratos will retain important intellectual property as a result of the internally funded investments we have made. Additionally, due to Kratos’ unique technology, product and potential intellectual property positions, including in the space, satellite, UAS, propulsion, engine, turbine, rocket, hypersonic and other areas, we are routinely approached to partner or team on large, new program and contract opportunities, where Kratos offerings and affordability are an important competitive differentiator. A key aspect of Kratos’ internal growth philosophy is also that “it is better to have a large part of something, than all of nothing”, which is directly relevant to our teaming and partnership approach and strategy, including with the traditional large aerospace and defense system integrators.

Expand technology product, solution and service offerings provided to existing customers. We are focused on expanding the technology, products, systems and solutions we provide to our customers by making targeted internally funded investments in certain core focus areas, by leveraging our strong relationships, technical capabilities, intellectual property and past performance qualifications and by offering a wider range of comprehensive low-cost technology leading and proven products and solutions compared to our competitors. In regard to areas of specialization, our product and solution offerings include the manufacturing of specialized defense electronics; integrated technology and software solutions for satellite command, control and communications; specialized high performance UCAV and drone aircraft for tactical and threat representation target purposes; Unmanned Ground Systems (“UGS”); Unmanned Seaborne Systems; engine and propulsion systems; and rocket, ballistic missile target and hypersonic systems. We believe our understanding of customer needs, missions, requirements and processes, and our ability to rapidly deliver low cost, technology leading systems, products and solutions, position us well for success in the current National Security environment.

Capitalize on current contract base. We are pursuing new program and contract opportunities and awards as we build the business with our expanding technology base, intellectual property ownership, contract portfolio, and product, solution, software and service offerings. We are also aggressively pursuing several National Security priority areas, including high performance UADS, satellite communications command, control, communication and signal monitoring products, microwave electronics for missiles, radars, electronic warfare and communications, cybersecurity solutions, propulsion and engine systems, specialized training systems, autonomy and artificial intelligence systems, robotics, directed energy systems, hypersonic systems and next generation ballistic missile targets. Additionally, we are assessing new program areas and platforms to pursue that are consistent with our core capabilities, technology and intellectual property. These current and existing programs, contracts, customers and related offerings provide Kratos important past performance qualifications and experience, positioning us to credibly pursue new opportunities.

Expand customer and contract base. We are focused on expanding our customer base into areas with significant growth opportunities, including as indicated by the fiscal year 2024 spending bill, the 2022 National Defense Strategy document and the related Fiscal Year Defense Plan (FYDP), by leveraging our technology, intellectual property, proprietary products, capabilities, industry reputation, long-term customer relationships and diverse contract base. We also believe that our ability to rapidly develop, demonstrate and field high technology systems and products, at an affordable cost, is a clear competitive differentiator for our Company. We anticipate that this overall expansion in our capabilities will enable us to pursue larger program opportunities, higher value work and to further diversify our revenue base across additional U.S. Government, international and commercial customers.

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

Invest in strategic growth areas. Over the past several years, we have made significant internally funded investments in strategic growth areas, including unmanned tactical aircraft drone systems, space and satellite communication software and systems, rocket engines and hypersonic systems, jet engines, turbine and other engine technologies. Specifically, we have increased internally funded research and development, capital and other expenditures, non-recurring engineering expenditures, and infrastructure investments, including executive management, bid, proposal and new business capture, pursuit and related expenses. We have made these investments with the intention of developing, demonstrating, fielding, bringing to production and being first to market with high performance jet powered unmanned aerial combat systems, next generation, virtualized space and satellite communication systems, rocket and hypersonic systems and turbine and other engine technologies. These internally funded investments typically allow us to retain certain intellectual property rights, design and data packages, for these platforms, software and systems, including to ultimately secure sole source technology or production positions in these strategic growth areas. Specifically, since 2012, we have invested over $230 million in our UAS business and since 2019, approximately $196 million in our Space, Satellite and Cyber business, and made investments in rocket and hypersonic systems, and engine and turbine technology areas, through internally funded research, development, contract design retrofit costs, contract design costs for new platforms, software design and development, non-recurring engineering costs and capital expenditures related to these strategic growth areas.

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
•In August 2021, Kratos announced that it remains committed to be ready for a 2023 Skyborg Vanguard Program of Record, echoing the commitment expressed by the U.S. Air Force in its August 16, 2021 update on the Skyborg program. Skyborg is an autonomy-focused capability developed to enable the U.S. Air Force to operate and sustain low-cost, teamed aircraft that can thwart adversaries with quick, decisive actions in contested environments. The program aims to enable airborne combat mass by building a transferable autonomy foundation for a family of layered, unmanned air vehicles. In July 2022, Kratos and the U.S. Air Force announced the completion of a successful series of flights with two production XQ-58A Valkyrie aircraft for the Skyborg Program. Kratos Mako has also successfully flown and performed under the Skyborg program.
•In December 2022, we were awarded a $15.5 million contract from the U.S. Navy/Marine Corps to procure two XQ-58A Valkyrie drones to provide the amphibious force options for new strike, intelligence gathering, and electronic warfare capabilities as well as a “mothership” for small drones.In November 2023, we announced that the Valkyrie successfully completed its first test flight at Eglin Air Force Base and that we partnered with the U.S. Marine Corps, the Office of the Undersecretary of Defense for Research and Engineering (OUSD (R&E)), the Naval Air Systems Command and Naval War Center Aircraft Division to facilitate ongoing research, development, testing and evaluation of the Marine Corps XQ-58A Valkyrie.

•The Strategic, Development, Planning and Experimentation and 40th Flight Test Squadron Autonomous Aircraft Experimentation Team at Eglin Air Force Base recently announced that it conducted an operational experimentation test flight of the XQ-58A Valkyrie in December 2022.
•Since 2019, we have invested approximately $196 million in Kratos’ Space, Satellite and Cyber business through internally funded research and development, software design and development and capital expenditures, primarily related to our next generation, software based, virtualized satellite C3, TT&C and other ground-based OpenSpace™ communications systems, which we released “first to market” in 2021. In 2022, we received an approximate $160 million potential contract award from Blue Halo and a significant contract award from Intelsat as a result of Kratos OpenSpace™ products and technology. In 2023, we introduced the satellite industry’s first open edge terminal for satellite communications and other applications and we announced that our OpenSpace platform is the first commercially available, fully virtualized satellite ground system to achieve MEF 3.0 Carrier Ethernet certification.
Capitalize on corporate infrastructure investments. In recent periods, we have made significant investments in our senior and technical management and corporate infrastructure related to cybersecurity threats to our Company, increased and changing regulations we are subject to, and the changing National Security industry environment. These investments also included hiring senior executives and managers with significant experience in the National Security and technology industries, hiring firms to support us on Capitol Hill, Congressionally and with our customers, strengthening our internal controls over financial reporting and accounting staff in support of increasing public company reporting requirements, expanding our infrastructure in response to increases in cybersecurity protection and related regulatory requirements, including the DoD’s Cybersecurity Maturity Model Certification (“CMMC”) requirement for all federal contractors, and expanding our backlog and bid and proposal pipeline resources. We have also made significant investments in secure facilities to enable us to bid on, successfully receive and execute on classified programs and opportunities. As a result of these and other investments, we expect to be allocating additional resources in our pursuit of new, larger and highly technical prime contract opportunities. We believe our management experience, technical capabilities, manufacturing, production and corporate infrastructure can support a company with a much larger revenue base than we currently have. Accordingly, we believe that, to the extent our revenue grows, we will be able to leverage this infrastructure base and increase our operating margins.

Customers
A representative list of government customers in our KGS and US segments during 2023 included the U.S. Air Force, U.S. Army, U.S. Navy, U.S. Marines, Missile Defense Agency, Space Command, NASA, the AFRL, foreign military sales (“FMS”), the U.S. Southern Command, STRATCOM, the SCO, DIU or DIUx, the Rapid Capabilities Offices, the U.S. intelligence community, DARPA, Office of the Secretary of Defense (OSD), and certain confidential customers. A representative list of non-government customers during 2023 included tier one, large U.S. Government contractors and system integrators such as Northrop Grumman, Lockheed Martin, General Dynamics, Raytheon Technologies, BAE Systems, L3Harris, and Boeing, as well as Intelsat, Blue Halo, Microsoft, Amazon, Siemens, Rolls Royce, Boom, GE Aerospace and others.

Revenue from the U.S. Government (which includes FMS) includes revenue from contracts for which we are the prime contractor as well as those for which we are a subcontractor and the ultimate customer is the U.S. Government. Revenues from U.S. Government agency customers in aggregate accounted for approximately 69%, 69% and 70% of total revenues in 2023, 2022, and 2021, respectively.

Backlog

Effective January 1, 2018, we adopted the requirements of Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), utilizing the modified retrospective method as discussed in Note 1 of the Notes to Consolidated Financial Statements contained within this Annual Report. Since our adoption of ASC 606, revenues from remaining performance obligations, also referred to as total backlog, are now calculated as the dollar value of our remaining performance obligations on executed contracts. As of December 31, 2023 and December 25, 2022, our backlog was approximately $1,243.9 million and $1,112.4 million, respectively, of which $944.6 million was funded in 2023 and $721.4 million was funded in 2022. We expect to recognize approximately 65.0% of the remaining total backlog as revenue in 2024, an additional 14.0% in 2025 and the balance thereafter.

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

Cybersecurity Program
In the normal course of business, we may collect and store personal information and certain sensitive information of the Company and third parties, including proprietary and confidential business information, trade secrets, intellectual property, sensitive third-party information and employee information. To protect this information, our existing cybersecurity policies require monitoring and detection programs, network security measures, encryption of critical data, and security assessment of vendors. We maintain various protections designed to safeguard against cyberattacks, including firewalls and virus detection software. We have established and test our disaster recovery plan and we protect against business interruption by backing up our major systems. In addition, we periodically scan our environment for any vulnerabilities, perform penetration testing and engage cybersecurity consultants to assess effectiveness of our data security practices. A cybersecurity consultant conducts regular network security reviews, scans and audits. In addition, we maintain insurance that includes cybersecurity coverage.

Our cybersecurity program incorporates industry-standard frameworks, policies and practices designed to protect the privacy and security of our sensitive information and sensitive information of third parties with whom we do business. Our cybersecurity team reports to the full Board of Directors typically on an annual basis on information security and cybersecurity matters, or more frequently as needed. Certain members from our Board of Directors have cybersecurity experience. See “Cybersecurity” below for additional information.

Despite the implementation of our cybersecurity program, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information technology or other systems could have significant consequences to our business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. See “Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our information technology systems.

Human Capital Management
As of December 31, 2023, we had a work force of approximately 3,900 full-time, part-time and on-call employees in approximately 13 countries. Our employees are our greatest asset, and the ability to recruit, retain, fairly compensate, and develop our workforce is critical to Kratos’ success.

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

Competition
Our market is competitive and includes a number of companies in the U.S. defense, National Security and commercial markets and industries. Most of the companies that we compete against have significantly greater financial, technical, marketing and other resources and generate greater revenues than we do. Competition in the KGS and US segments include tier one, large U.S. Government contractors and system integrators such as Northrop Grumman, Lockheed Martin, General Dynamics, Raytheon Technologies, BAE Systems, L3Harris, General Atomics, and Boeing. While we view these and other government contractors as competitors, we also routinely team or partner with these same companies in joint proposals or in the delivery of our products, solutions and services for customers. In fact, many of our tier one competitors are also our partners and our customers. Tier two competitors include smaller government contractors such as Mercury Systems, Qinetiq, Cobham, Anduril, CACI, Peraton, Linquest, Viasat and AAR Corp. Intense competition and long operating cycles are key characteristics of business within the defense industry. It is also common in the defense industry for work on major programs to be shared among a number of companies. A company competing to be a prime contractor or subcontractor on an award may, upon final award of the contract to another competitor, become a subcontractor for the final prime contractor. It is not unusual to compete for a contract award with a peer company and simultaneously perform as a supplier to or be a customer of that same competitor on other contracts, or vice versa. The nature of major defense programs, conducted under binding contracts, allows companies that perform well to benefit from a level of program continuity not frequently found in other industries.

We believe that the principal competitive factors in our ability to win new business include our ability as a technology company to address the defense, national security and commercial markets, our belief that affordability is a technology, our focus on making internally funded investments, and our ability to rapidly develop and produce actual working products and systems and our strategy of being first to market with relevant systems, products and technology, focused on priority DoD requirements and funding areas. We also believe that our relationships with the traditional defense industry aerospace and defense system integrators, and the value we bring to them in partnership to pursue large new program opportunities, is a key differentiator for our Company. Also important is our past performance qualifications, customer relationships, domain and technology expertise, the ability to obtain and replace contract vehicles, the ability to deliver results within budget (time and cost), reputation, accountability, staffing flexibility, and project management expertise. Additionally, our ability to deliver cost effective systems, products, solutions and services that meet our customers’ and partners’ requirements is also a key differentiator.

In the U.S. defense, IT, and services markets, the U.S. Government has stressed competition and affordability or low cost in connection with its future procurement of products and services, i.e. affordable mass. This has led to fewer sole source awards, as well as more emphasis on cost competitiveness, with certain contract awards issued on a Low Price Technically Acceptable (“LPTA”) basis, rather than a best value basis, which has negatively impacted certain areas of our Defense and Rocket Support Systems (“DRSS”) business in our KGS segment and in our training services business. In addition, competitor bid protests have become more prevalent in the current competitive environment, resulting in further delay of contract procurement activity. As a result of these changing market dynamics, Kratos has made the strategic decision to deemphasize these types of potential LPTA services businesses, and to focus our financial and other resources on our products, systems, software and technology focused business areas, making internally funded investments in our related core competency and market focus business areas, developing and owning important intellectual property and being first to market with our offerings.

Research and Development
    We believe that our future success depends upon our ability to continue to rapidly develop new products and services, and enhancements to and applications for our existing products and services, to be delivered at an affordable cost. Our research and development expenses were $38.4 million, $38.6 million and $35.2 million in 2023, 2022, and 2021, respectively. We intend to continue our focus on research and development as a key strategy for growth, which will focus on investments in those fields that we believe will offer the greatest opportunity for growth and profitability. Our current primary internal research and development (“IR&D”) focus areas include satellite communications and signal monitoring, unmanned systems, electronic products, turbine technologies, rocket, hypersonic and other systems.
Intellectual Property
We believe that our continued success depends in large part on our proprietary technology, the intellectual skills of our employees and the ability of our employees to continue to innovate. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights.
As of December 31, 2023, we held a number of U.S. and foreign patents. Patents applicable to specific products extend for varying periods according to the date of patent application filing or patent grant and the legal term of patents in the various countries where patent protection is obtained. We do not consider our business to be materially dependent upon any individual patent, and we do not believe that our business would be materially affected by the expiration of any particular intellectual property right. We will continue to file and pursue patent applications when and where appropriate to attempt to protect our rights in our proprietary technologies. We also encourage our employees to continue to invent and develop new technologies so as to maintain our competitiveness in the marketplace.

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
In addition, we are subject to industry-specific regulations due to the nature of the products and services we provide. For example, certain aspects of our business are subject to further regulation by additional U.S. government authorities, including (i) the Federal Aviation Administration, which regulates airspace for all air vehicles in the U.S. National Airspace System, (ii) the National Telecommunications and Information Administration and the Federal Communications Commission, which regulate the wireless communications upon which our UAS business depend in the United States and (iii) the Defense Trade Controls of the U.S. Department of State that administers the International Traffic in Arms Regulations, which regulate the export of controlled technical data, defense articles and defense services.
The nature of the work we do for the federal government may also limit the parties who may invest in or acquire us. Export laws may keep us from providing potential foreign acquirers with a review of the technical data they would be acquiring. In addition, there are special requirements for foreign parties who wish to buy or acquire control or influence over companies that control technology or produce goods in the security interests of the U.S. There may need to be a review under the Exon-Florio provisions of the Defense Production Act. including review by the Committee on Foreign Investment in the United States (CFIUS) under the Foreign Investment Risk Review Modernization Act of 2018 (FIRRMA). Finally, the government may require a prospective foreign owner to establish intermediaries to actually run that part of the company that does classified work, and establishing a subsidiary and its separate operation may make such an acquisition less appealing to such potential acquirers.
In addition, the export from the U.S. of certain of our products may require the issuance of a license by the U.S. Department of Commerce under the Export Administration Act, and its implementing regulations as kept in force by the International Emergency Economic Powers Act of 1977. Some of our products may require the issuance of a license by the U.S. Department of State under the Arms Export Control Act and its implementing regulations, which licenses are generally harder to obtain and take longer to obtain than do Export Administration Act licenses.
Our business may require compliance with state or local laws designed to limit the uses of personal user information gathered online or require online services to establish privacy policies.
Material Availability
We procure critical material, components, products and subsystems from domestic and global supply partners. These supply sources may be single sources for certain components and the material provided may have extended lead times. To support our continuing customer needs, we have taken steps to mitigate sourcing risks. This includes working closely with our suppliers to ensure future material and subsystem availability to support our manufacturing plans. In some cases, we have elected to stock reserve material to ensure future availability.
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
We have included our website address and the SEC’s website in this report solely as an inactive textual reference. References to our website and the SEC’s website in this report are provided as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, such websites. Such information should not be considered a part of this report, unless otherwise expressly incorporated by reference in this report.

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
Risk Factors Summary
Risks Related to our Business
•The U.S. Government provides a significant portion of our revenue, and our business could be adversely affected by changes in the fiscal policies of the U.S. Government and other governmental entities.
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
•We will be subject to DoD CMMC requirements issued by the Pentagon which may limit our ability to bid and win projects. The cost for the DoD CMMC requirements may be significant.
•Cybersecurity events or disruptions of our information technology systems could negatively impact our operations.
•Significant adverse changes in inflation and prices in the future could result in material losses.

Risks Related to our International Operations
•Revenues derived from our international business could be subject to global economic downturn and hardship.
•Our international business exposes us to additional risks, including the possibility of war and terrorist events which could impact our international operations, including our microwave electronics business which has primary operations based in Israel.
•Changes in foreign tax laws and regulations could expose us to additional tax liabilities and could adversely affect our financial results.
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

Risks Related to Our Business
The U.S. Government provides a significant portion of our revenue, and our business could be adversely affected by changes in the fiscal policies of the U.S. Government and other governmental entities.
    In fiscal 2023, 2022 and 2021, we generated 69%, 69% and 70%, respectively, of our total revenues from contracts with the U.S. Government (including all branches of the U.S. military and FMS), either as a prime contractor or a subcontractor. We expect to continue to derive most of our revenues from work performed under U.S. Government contracts. See the Industry Update section in Item 1 “Business” contained within this Annual Report for a discussion of the current budgetary and funding constraints on U.S. Government spending and legislation enacted to reduce the U.S. federal deficit. As a result, we have experienced and expect to continue to experience reduced or delayed awards on some of our programs, with a related negative impact to our revenues, earnings and cash flows. Competitor bid protests also have become more prevalent in the current competitive environment, which has led to further contract award delays. In addition, any future changes to the fiscal policies of the U.S. Government and foreign governmental entities may decrease overall government funding for defense and homeland security, result in delays in the procurement of our products and services due to lack of funding, cause the U.S. Government and government agencies to reduce their purchases under existing contracts, or cause them to exercise their rights to terminate contracts at-will or to abstain from exercising options to renew contracts, any of which would have an adverse effect on our business, financial condition, results of operations and/or cash flows.
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
    The budget environment, including budget caps mandated by the Budget Control Act of 2011 (the “BCA”) for fiscal years 2022 and 2023, and uncertainty surrounding the debt ceiling and the appropriations process, remain significant short and long-term risks for the Company. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the current administration and Congress, what challenges budget reductions (required by the BCA and otherwise) will present for the defense industry and whether annual appropriations bills for all agencies will be enacted in a timely manner. If annual appropriations bills are not timely enacted, the U.S. Government may again operate under a continuing resolution, restricting new contract or program starts, presenting resource allocation challenges and placing limitations on some planned program budgets, and we may face additional government shutdowns of unknown duration. If a prolonged government shutdown of the DoD were to occur, it could result in program cancellations, disruptions and/or stop work orders and could limit the U.S. Government’s ability to effectively progress programs and to make timely payments, and our ability to perform on our U.S. Government contracts and successfully compete for new work.
We believe continued budget pressures would have serious negative consequences for the security of our country, the defense industrial base, including the Company, and the customers, employees, suppliers, investors, and communities that rely on companies in the defense industrial base. It is likely budget and program decisions made in this environment will have long-term implications for us and the entire defense industry.

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
We are dependent on a small number of customers for certain large programs that represent a large portion of our revenues. A significant decrease in the sales to or loss of any of these programs or our major customers would have a material adverse effect on our business and results of operations. In fiscal 2023 and 2022, the U.S. Air Force accounted for 22.6% and 25.3% respectively, of our total revenues and the U.S. Navy accounted for 13.0% and 14.2%, respectively, of our total revenues. No assurance can be given that our customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations. We believe that the USAF BQM-167, USN BQM-177, and the GBSD (also known as Sentinel) programs could represent a large portion of our future revenues in the coming years, and the loss or cancellation of any of these programs could adversely affect our future results. Further, new programs may yield lower margins than legacy programs, which could result in an overall reduction in gross margins.
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
We are also required to procure certain materials and parts from supply sources approved by the U.S. Government. The inability of a supplier to meet our needs or U.S. Government requirements or the appearance of counterfeit parts in our products could have a material adverse effect on our financial position, results of operations or cash flows.
Our earnings and profitability depend, in part, on subcontractor and supplier performance and product availability.
We rely on other companies to provide major components for our products. For instance, we build the airframe, electronics and flight control systems for our unmanned aerial systems. We primarily rely on our suppliers to provide the engines and parachutes for landing the unmanned aerial systems. Disruptions or performance problems caused by our subcontractors and suppliers, or a misalignment between our contractual obligations to our customers and our agreements with our subcontractors and suppliers, could have an adverse effect on our ability to meet our commitments to customers.
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
In addition, certain raw materials and components used in the manufacture of our products and in our development programs are periodically subject to supply shortages, and our business is subject to the risk of price increases and periodic delays in delivery. Particularly, the market for electronic components is experiencing increased demand and a global shortage of semiconductors, creating substantial uncertainty regarding our suppliers’ continued production of key components for our products, and the supply for certain raw materials such as aluminum and resins, and the availability of certain parts and extrusions, and the availability for milling activities has, in each case, continued to experience shortages and delays which is impacting our C5ISR business. If we are unable to procure, or experience significant delays in subcontractor or supplier deliveries of, needed materials, components, intellectual property or parts; if our subcontractors or suppliers do not comply with all applicable laws and regulations; if the certifications we receive from them are inaccurate; or if what we receive is counterfeit or otherwise improper, it could have a material adverse effect on our financial position, results of operations and/or cash flows.

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

Additionally, the possibility exists that our competitors might develop new technology or offerings that might cause our existing technology and offerings to become obsolete. If we fail in our new product development efforts or if our products or services fail to achieve market acceptance more rapidly as compared to our competitors, our ability to procure new contracts could be negatively impacted, which could negatively impact our results of operations and financial condition.

If the UAS and UGS markets do not experience significant growth, if we cannot expand our customer base or if our products do not achieve broad acceptance, or if the products we have developed or will develop do not become programs of record, then we may not be able to achieve our anticipated level of growth.

For the fiscal year ended December 31, 2023, our US segment accounted for 20.5% of our total revenue. We cannot accurately predict the future growth rate or size of this market. Demand for our products may not increase, or may decrease, either generally or in specific markets, for particular types of products or during particular time periods. There are only a limited number of programs under which the U.S. military, our primary customer, is currently funding the development or purchase of our UAS and UGS products. Although we are seeking to expand our US customer base to include foreign governments, domestic non-military agencies and commercial customers, we cannot assure that our efforts will be successful. The expansion of the UAS and UGS markets in general, and the market for our products in particular, depends on a number of factors, including the following:

•customer satisfaction with these types of systems as solutions;
•the cost, performance and reliability of our products and products offered by our competitors;
•customer perceptions regarding the effectiveness and value of these types of systems;
•limitations on our ability to market our US products and services outside the U.S. due to U.S.
    Government regulations or other restrictions; and
•marketing efforts and publicity regarding these types of systems.

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
We are a prime contractor under several GSA contracts and governmentwide acquisition contracts (GWACs). We believe that our ability to provide services under these contracts will continue to be important to our business because of the multiple opportunities for new engagements each contract provides. If we were to lose our position as prime contractor on one or more of these contracts, we could lose substantial revenues and our operating results could suffer. GSA contracts and other GWACs typically have a one or two-year initial term with multiple options exercisable at the government customer’s discretion to extend the contract for one or more years. We cannot be assured that our government customers will continue to exercise the options remaining on our current contracts, nor can we be assured that our future customers will exercise options on any contracts we may receive in the future.
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
As a result of the Small Business Administration (“SBA”) set-aside program, the federal government may decide to restrict certain procurements only to bidders that qualify as minority-owned, small, or small disadvantaged businesses. We do not qualify as a minority-owned, small or small disadvantaged business. As a result, we would not be eligible to perform as a prime contractor on those programs and in general would be restricted to no more than 49% of the work as a subcontractor on those programs. An increase in the amount of procurements under the SBA set-aside program, or other similar governmental programs, may impact our ability to bid on new procurements as a prime contractor, limit our opportunity to work as a subcontractor or restrict our ability to compete on incumbent work that is placed in the set-aside program.
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

As a defense contractor, we face various cyber and other security threats, including attempts to gain unauthorized access to sensitive information and networks; insider threats; threats to the safety of our directors, officers and employees; threats to the security and viability of our facilities, infrastructure and supply chain; and threats from terrorist acts or other acts of aggression. Our customers and partners (including our supply chain and joint ventures) face similar threats and growing requirements. Although we utilize various procedures and controls to monitor and mitigate the risk of these threats, there can be no assurance that these procedures and controls will be sufficient. The occurrence of some of these risks may be increased to the extent remote working by our employees, suppliers, contractors and other third parties which accelerated during the COVID-19 pandemic continues. Such an incident could lead to losses or unauthorized disclosure of sensitive information or capabilities; theft or exposure of data; harm to personnel, infrastructure or products; regulatory actions; and/or financial liabilities, as well as potential damage to our reputation as a government contractor and provider of cyber-related or cyber-protected goods and services.
Cyber threats are continuously evolving and include, but are not limited to: malicious software, destructive malware, attempts to gain unauthorized access to data, disruption or denial of service attacks, and other electronic security breaches that could lead to disruptions in mission critical systems; unauthorized release of confidential, personal or otherwise protected information (our Company's information or that of our employees, customers, partners, or other third parties); corruption of data, networks or systems; harm to individuals; and loss of assets. In addition, we could be impacted by cyber threats or other disruptions or vulnerabilities found in products we use or in our partners’ or customers’ systems that are used in connection with or otherwise incorporated into our business. These events, if not prevented or effectively mitigated, could damage our reputation, require remedial actions and lead to loss of business, regulatory actions, potential liability and other losses.

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
The development and manufacture of certain of our products involves the handling of a variety of explosive and flammable materials as well as high power equipment. From time to time, these activities may result in incidents that could cause us to temporarily shut down or otherwise disrupt some manufacturing processes, causing production delays and resulting in liability for workplace injuries and/or fatalities. We have safety and loss prevention programs that require detailed reviews of process changes and new operations, along with routine safety audits of operations involving explosive materials, to mitigate such incidents, as well as a variety of insurance policies. However, we cannot ensure that we will not experience such incidents in the future or that any such incidents will not result in production delays or otherwise have a material adverse effect on our business or financial condition. In addition, our microwave electronics business, which is based in Israel, may suffer disruption or damage from acts of terrorism, or other conflicts in that geographic region.

Our financial results may vary significantly from quarter to quarter.

We expect our revenue and operating results to vary from quarter to quarter. Reductions in revenue in a particular quarter could lead to lower profitability in that quarter because a relatively large amount of our expenses are fixed in the short-term. We may incur significant operating expenses during the start-up and early stages of large contracts and may not be able to recognize corresponding revenue in that same quarter. We may also incur additional expenses when contracts are terminated or expire or are not renewed.

In addition, payments due to us from our customers may be delayed due to billing cycles or as a result of failures of government budgets to gain congressional and administration approval in a timely manner. The U.S. Government’s fiscal year ends September 30. If a federal budget for the next federal fiscal year has not been approved by that date in each year, our customers may have to suspend engagements that we are working on until a budget has been approved. Any such suspensions may reduce our revenue in the fourth quarter of the federal fiscal year or the first quarter of the subsequent federal fiscal year. The U.S. Government’s fiscal year end can also trigger increased purchase requests from customers for equipment and materials. Any increased purchase requests we receive as a result of the U.S. Government’s fiscal year end would serve to increase our third or fourth quarter revenue, but will generally decrease profit margins for that quarter, as these activities generally are not as profitable as our typical offerings.
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
•the ability of certain of our commercial based customers to raise adequate capital to fund early stage commercial initiatives;

•changes in the extent to which we use subcontractors;
•seasonal fluctuations in our staff utilization rates;
•changes in our effective tax rate, including changes in our judgment as to the necessity of the valuation allowance recorded against our deferred tax assets; and
•the length of sales cycles.

Significant fluctuations in our operating results for a particular quarter could cause us to fall out of compliance with the financial covenants related to our debt which, if not waived, could restrict our access to capital and cause us to take extreme measures to pay down the debt, if any, under our five-year $200 million Revolving Credit Facility and five-year $200 million Term Loan A entered into on February 18, 2022 (collectively, the “2022 Credit Facility”). In addition, fluctuations in our financial results could cause our stock price to decline. See the risks and uncertainties related to our ability to raise additional capital below in “We may need additional capital to fund the growth of our business, and financing may not be available on favorable terms or at all.”

Our margins and operating results may suffer if we experience unfavorable changes in the proportion of cost-plus-fee or fixed‑price contracts in our total contract mix.

Although fixed-price contracts entail a greater risk of a reduced profit or financial loss on a contract compared to other types of contracts we enter into, fixed-price contracts typically provide higher profit opportunities because we may be able to benefit from cost savings and operating efficiencies. In contrast, cost-plus-fee contracts are subject to statutory limits on profit margins and generally are the least profitable of our contract types. Our U.S. Government customers typically determine what type of contract we enter into. Cost-plus-fee and fixed-price contracts in our federal business accounted for approximately 35% and 62%, respectively, of our federal business revenues for the year ended December 31, 2023. To the extent that we enter into more cost-plus-fee or less fixed-price contracts in proportion to our total contract mix in the future, our margins and operating results may suffer. Our operating results may also suffer to the extent we have a contract mix that is focused on developmental projects, which are typically at lower profit margins as compared to margins on production projects.

Cost overruns on our contracts could subject us to losses, decrease our operating margins and adversely affect our future business.

Fixed-price contracts (including both government and commercial contracts) represented approximately 70% of our revenue for the fiscal year ended December 31, 2023. If we fail to anticipate technical problems, estimate costs accurately or control costs during our performance of fixed-price contracts, then we may incur losses on these contracts because we absorb any costs in excess of the fixed price. In addition, under fixed-price contracts, we are required to absorb any unanticipated costs resulting from inflation, including increases in costs of materials and labor. Under cost-plus-fee contracts, if costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, then we may not be able to obtain reimbursement for all such costs. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Because many of our contracts involve advanced designs and innovative technologies, we may experience unforeseen technological difficulties and cost overruns. Under each type of contract, if we are unable to control the costs we incur in performing under the contract, then our financial condition and results of operations could be materially adversely affected. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.

Our cash flow and profitability could be reduced if expenditures are incurred prior to the final receipt of a contract.
We provide various professional services, specialized products, and sometimes procure equipment and materials on behalf of our customers under various contractual arrangements. From time to time, in order to ensure that we satisfy our customers’ delivery requirements and schedules, we may elect to initiate procurement and production in advance of receiving a contract award, or final authorization from the government customer or a prime contractor. In addition, from time to time, we may build production units such as unmanned aerial vehicles in advance of receiving an anticipated contract award. These actions that we may take to procure materials and/or commence production in advance of contract award require use of our working capital resources which impact our near-term operating cash flows. If our government or prime contractor customer’s requirements should change or if the government or the prime contractor should direct the anticipated procurement to another contractor, or if the anticipated contract award does not materialize, or if the equipment or materials become obsolete or require modification before we are under contract for the procurement, our investment in the equipment or materials might be at risk if we cannot efficiently resell them. This could reduce anticipated earnings or result in a loss, negatively affecting our cash flow and profitability.

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
As of December 31, 2023, goodwill represented approximately 35% of our total assets. We test for impairment annually. If impairment testing indicates that the carrying value of a reporting unit exceeds its fair value, the goodwill of the reporting unit is deemed impaired. Accordingly, an impairment charge would be recognized for that reporting unit in the period identified.
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

Federal and state income tax laws impose restrictions on the utilization of net operating loss (“NOL”) and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 of the Internal Revenue Code of 1986, as amended. We believe we underwent an ownership change in March 2010 that limited the Company’s federal annual utilization of NOL carryforwards. If the entire limitation amount is not utilized in a year, the excess can be carried forward and utilized in future years. For the year ended December 31, 2023, there was no impact of such limitations on the income tax provision since the amount of taxable income did not exceed the cumulative annual limitation amount. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOL or other tax attributes may be further limited.

Given the current market conditions and continued economic uncertainty in the U.S. defense industry, including sequestration and issues surrounding the national debt ceiling and COVID-19 related impacts to certain of our businesses, including disruptions in supply chain and inflationary impacts, our future revenues, profits, cash flows, and taxable income could be substantially lower than our then-current projections. Market conditions, including increased price competitiveness specifically in the government services space, and procurements awarded on an LPTA rather than a best value basis, can significantly impact our projections. In addition, our ability to penetrate new international markets could also impact our current projections. Additional market factors could impact our projections and our ability to successfully develop new products and platforms. For example, our US reporting unit forecasts include the successful completion of certain performance criteria on new unmanned systems platforms, and acceptance of new unmanned systems platforms on a technical basis as well as from a political and government budgetary standpoint. In addition, reforms or changes to current tax regulations could impact the future utilization of our NOLs. Such circumstances may result in the expiration of our NOLs before we are able to utilize them, which could result in a requirement to record valuation allowances. Due to continual changes in market and general business conditions, we cannot predict whether, and to what extent, a valuation allowance may be required in future periods.

We expect to incur substantial research and development costs and devote significant resources to identifying and developing new products and services, which could significantly reduce our profitability and may never result in revenue to us.
Our future growth depends on penetrating new markets, adapting existing products to new applications, and introducing new products and services that achieve market acceptance. We plan to incur substantial research and development costs as part of our efforts to design, develop and commercialize new products and services and enhance existing products. We spent $38.4 million, or 3.7% of our total revenue, in our fiscal year ended December 31, 2023 on internally funded research and development activities. We believe that there are significant investment opportunities in a number of business areas. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings. Further, our research and development programs may not produce successful results, and our new products and services may not achieve market acceptance, create additional revenue or become profitable, which could materially harm our business, prospects, financial results and liquidity.

Risks Related to Our Operations

Our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the outbreak of COVID-19.

A pandemic, including COVID-19 or other epidemic or public health emergency, poses the risk that we or our employees, suppliers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. For example, the COVID-19 pandemic and subsequent mitigation measures had an adverse impact on global economic conditions which had, and could continue to have an adverse effect on our business and financial condition. The extent to which the COVID-19 pandemic, or any other outbreak of an epidemic disease, impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

Pandemics, epidemics and other public health emergencies may have negative impacts on certain of our operations, including employee absenteeism, our supply chain, vendors, transportation networks and customers, which may reduce certain of our sales and our margins, including as a result of preventative and precautionary measures that we, our suppliers, other businesses and governments have taken or may take.

The extent to which COVID-19 or any future pandemic, epidemic or other health emergency may impact our business depends on future developments, which are highly uncertain and unpredictable.

We may need additional capital to fund the growth of our business, and financing may not be available on favorable terms or at all.

We currently anticipate that our available capital resources, amounts available under our Credit Agreement (as defined below in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “2022 Credit Facility”) and operating cash flow will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, these resources may not be sufficient to fund the long-term growth of our business, especially in the event that we are awarded future multiple sizable production awards related to our tactical drone programs or in the event we are awarded future multiple sizable production awards related to our turbine technologies and rocket motor businesses, each of which will require significant amounts of working capital to fund such growth. If we determine that it is necessary to raise additional funds, either through an expansion or refinancing of our Credit Agreement or through public or private debt offerings or additional public or private equity financings, additional financing may not be available on terms favorable to us, or at all. Disruptions in the capital and credit markets could adversely affect our ability to access these markets. Limitations on our ability to borrow contained in our Credit Agreement may limit our access to capital, and we could fall out of compliance with financial and other covenants contained in our Credit Agreement which, if not waived, would restrict our access to capital and could require us to pay down any then-existing debt under the Credit Agreement. Our lenders may not agree to extend additional or continuing credit under our Credit Agreement or waive restrictions on our access to capital. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of available opportunities, develop new products or otherwise respond to competitive pressures and our business, operating results or financial condition could be materially adversely affected.

Our cash may be subject to a risk of loss and we may be exposed to fluctuations in the market values of our portfolio investments and in interest rates.

Our assets include a significant amount of cash and investments. We adhere to an investment policy set by our board of directors which aims to preserve our financial assets, maintain adequate liquidity and maximize returns. We believe that our cash is held in institutions whose credit risk is minimal and that the value and liquidity of our deposits are accurately reflected in our Consolidated Financial Statements as of December 31, 2023. We currently invest the majority of our cash in institutional U.S. money market funds, institutional U.S. treasury money market funds, U.S. treasuries, and U.S. government agency securities, and in depository accounts with large global financial institutions for those cash balances that are held by our foreign subsidiaries, the performance of which are subject to additional market risks related to their respective issuers and those global financial institutions. Nearly all of our cash and bank deposits are not insured by the Federal Deposit Insurance Corporation. Therefore, our cash and any bank deposits that we now hold or may acquire in the future may be subject to risks, including the risk of loss or of reduced value or liquidity. In the future, should we determine that there is a decline in value of any of our portfolio securities which is not temporary in nature, this would result in a loss being recognized in our Consolidated Financial Statements.

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
We will be subject to the DoD CMMC requirement issued by the Pentagon which may limit our ability to bid and win projects. The cost for the DoD CMMC requirement may be significant.
The Pentagon, on January 31, 2020, released the official version of its unified Cybersecurity standard that all contractors must meet by 2026. This standard, the CMMC, will apply to any company that does business with the DoD. CMMC will also apply to subcontractors as well as prime contractors. CMMC borrows heavily from the existing NIST Cybersecurity Framework, and intends to rely heavily on a CMMC accrediting body up and running, companies will be able to apply for certification through a portal run by the accrediting body. The CMMC certification will be good for three years; with it, companies will be able to bid on contracts across the DoD and military services. In December 2020, the DoD disclosed the first seven contracts that are likely to be the initial test cases for the first “pathfinder” solicitations mandating CMMC. It is expected to take until 2026 to bring all contractors into compliance, since five years is the typical duration of a government contract. Contractors are required to flow the CMMC requirements down to all subcontracts except those for Commercial Off the Shelf (COTS) items. Additionally, a contractor may not award a subcontract unless the subcontractor has a current assessment in the Supplier Performance Risk System (SPRS). Because contractors only have access to their own information, contractors may need to rely on certifications from subcontractors for this requirement.
As initially envisioned under CMMC, there would be five levels of CMMC certification and contractors would no longer “self-attest” they meet a given standard. Instead, Pentagon approved third parties will assess each company, at the company’s expense. There will be no fines for non-compliance, however contractors will not be able to be awarded new contracts that require a particular level of certification without the required certification.
Under the CMMC 2.0 Model announced on July 17, 2021, there will be three levels of certification, Level 1 through Level 3, with contractors able to self-attest for Level 1. The new certification will not be required for existing contracts already signed, only on new contracts. CMMC 2.0 will allow for so-called plans of action and milestones, which will allow companies to document controls they are not fully implementing yet. The plans of action are required to state the means by which companies expect to reach full compliance, which are required to be completed within 180 days. Another change includes the requirement for senior company officials to self-certify and submit attestations of compliance. If there is a breach but a company certified its compliance with the security standards, a company could be open to False Claims Act lawsuits. The final change in the draft CMMC 2.0 requires cloud computing services used by the government contractor to be certified through the FedRAMP authorization process in accordance with DoD security requirements. Proposed final CMMC rules were issued by the DoD on December 26, 2023, with a public comment period that ends on February 26, 2024. It is expected that once CMMC rules are final, contractors will be required to be in compliance by 2026.

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
Cybersecurity breaches or disruptions of our information technology systems could negatively impact our operations.
We utilize our information technology systems to process, transmit and store electronic information. Some of these systems are managed by outside vendors. We use these systems to manage and support critical business activities as well as collect and store sensitive data, including confidential business information and personal data. These systems may be susceptible to security breaches, damage, disruptions or shutdowns due to attacks by from hackers, criminals, malicious insiders, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication failures, catastrophes or other unforeseen events. In addition, security breaches of our systems could result in the misappropriation or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers, suppliers, or other third parties. Any such events could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal claims or proceedings that could have a material adverse effect on our business, financial condition and results of operations.
Cybersecurity incidents can be caused by human error from our workforce or that of our third-party service providers, by malicious third parties, acting alone or in groups, or by more sophisticated organizations, including nation-states and state-sponsored organizations. Such risks may be elevated in connection with geopolitical tensions, including the Russia-Ukraine war. Certain unauthorized parties may have in the past managed, and may in the future manage, to overcome our security measures and those of our third-party service providers to access and misuse systems and software by exploiting defects in design or manufacture, including bugs, vulnerabilities and other problems that unexpectedly compromise the security or operation of a product or system. Further, malicious third parties have in the past attempted, and may in the future attempt, to fraudulently induce our employees or users of our products, services or solutions to disclose sensitive, personal or confidential information via illegal electronic spamming, phishing or other tactics, and this risk is heightened in our current hybrid model working environment. Malicious actors may engage in fraudulent or abusive activities through our products, services and solutions, including unauthorized use of accounts through stolen credentials, use of stolen credit cards or other payment vehicles, failure to pay for services accessed, or other activities that violate our terms of service. While we actively combat such fraudulent activities, we have experienced, and may in the future experience, impacts to our revenue from such activities. Further, unauthorized parties may also gain physical access to our facilities and infiltrate our information systems or attempt to gain logical access to our products, services or information systems to access content and data. The loss of or unauthorized access to data, such as resulting from computer viruses, worms, ransomware or other malware may harm our systems, expose us to litigation or regulatory investigation and subject us to costly and time-intensive notification requirements.
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

Our international business represents 19% of our total revenue for the year ended December 31, 2023, which may be impacted by changes in foreign national priorities and government budgets and may be further impacted by global economic conditions and fluctuations in foreign currency exchange rates. Continued international economic uncertainty and reductions in consumer spending may result in reductions in our revenue.

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

Changes in foreign tax laws and regulations could expose us to additional tax liabilities and could adversely affect our financial results.
Several countries around the world have enacted or proposed changes to their existing tax laws based on the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting 2.0 project. As each country in which we operate evaluates their alignment with the recommendations and will enact their own tax rules, the ultimate impact of any such changes on our effective tax rate remains uncertain. However, any such changes to foreign tax laws could harm our results of operations and financial condition.

Our international business exposes us to additional risks.
    Our operations outside of the U.S. are subject to risks that are inherent in conducting business under non-U.S. laws, regulations and customs, including those related to:

•foreign currency exchange rate fluctuations, potentially reducing the U.S. dollars we receive for sales denominated in foreign currency or reducing our profits when we pay for materials, subcontractors and payroll denominated in foreign currency;
•the possibility that unfriendly nations or groups could boycott our products or solutions;
•political conditions in the markets in which we operate;
•the escalation or continuation of armed conflict, hostilities or economic sanctions between countries or regions, including the current armed conflicts in Ukraine and in the Middle East;
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
•changes to our distribution networks;
•our employees; and
•war and terrorist events, including impacts to our international operations such as our microwave electronics business which has primary operations based in Israel.

These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition. For example, we are subject to compliance with the Foreign Corrupt Practices Act and other similar anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While our employees and agents are required to comply with these laws, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition, and results of operations. In addition, our international contracts may include industrial cooperation agreements requiring specific in-country purchases, investments, manufacturing agreements or other financial obligations, known as offset obligations, and provide for penalties if we fail to meet such requirements. In addition, due to the nature of our products, we must obtain licenses and authorizations from various U.S. Government agencies before selling our products outside of the U.S. Our ability to obtain these licenses and authorizations timely or at all is subject to risks and uncertainties, including changing U.S. Government policies or laws or delays in Congressional action due to geopolitical and other factors. The impact of these factors is difficult to predict, but one or more of them could adversely affect our financial position, results of operations, or cash flows.

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
As of December 31, 2023, we had approximately $219.3 million of long-term borrowings outstanding, which is net of $0.7 million of unamortized debt issuance costs. As a result of this indebtedness, our interest payment obligations are significant, and are subject to fluctuate as the interest rate is floating with SOFR (the “Secured Overnight Financing Rate”). The degree to which we are leveraged could have adverse effects on our business, including the following:
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
Macroeconomic conditions, such as increased volatility or disruption in the credit markets, and the current high levels of inflation and interest rates, could adversely affect our ability to refinance existing debt or obtain additional financing at terms satisfactory to us, if at all, thereby affecting our resources to support operations or to fund new initiatives. In addition, if our credit metrics decline, borrowing costs for future long-term debt or short-term credit facilities may increase and our financing options, including our access to the unsecured credit market, could be limited. We may also be subject to restrictive covenants that would reduce our flexibility.

A portion of our business is conducted through foreign subsidiaries, and the failure to generate sufficient cash flow from these subsidiaries, or otherwise repatriate or receive cash from these subsidiaries, could result in our inability to repay our indebtedness.
As of December 31, 2023, approximately 13% of our consolidated assets, based on book value, and 13% of our total revenues for the year ended December 31, 2023, were held by foreign subsidiaries, which do not guarantee our indebtedness. Our ability to meet our debt service obligations with cash from foreign subsidiaries will depend upon the results of operations of these subsidiaries and may be subject to legal, contractual or other restrictions and other business considerations. In addition, dividend and interest payments to us from the foreign subsidiaries may be subject to foreign withholding taxes, which would reduce the amount of funds we receive from such foreign subsidiaries. Therefore, to the extent that we must use cash generated in foreign jurisdictions to make principal or interest payments on our debt, there may be a cost associated with repatriating the cash to the U.S. Dividends and other distributions from our foreign subsidiaries may also be subject to fluctuations in currency exchange rates and legal and other restrictions on repatriation, which could further reduce the amount of funds we receive from such foreign subsidiaries.
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
Our Credit Agreement also requires us to comply with specified financial ratios, including a Total Net Leverage Ratio (as defined in the Credit Agreement) and an Interest Coverage Ratio (as defined in the Credit Agreement) which are required to be maintained until all amounts outstanding have been paid in full and all letters of credit have expired or have been terminated under the Credit Agreement. Many factors, including events beyond our control, may affect our ability to comply with these covenants and financial ratios. We cannot be sure we will meet our debt-related obligations or that lenders will waive any failure to meet those obligations. Any failure to meet those debt-related obligations could result in an event of default under our indebtedness and the acceleration of such indebtedness.
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
Our usage of Term SOFR and other metrics based on SOFR in our Credit Agreement and other agreements governing our indebtedness may expose us to additional risks due to SOFR’s limited market history and our limited experience using SOFR as a reference rate. SOFR is a relatively new reference rate, as the publication of SOFR began in April 2019. The future performance of Term SOFR cannot be predicted based on the limited historical performance. Since the initial publication of SOFR, changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates, such as USD- LIBOR. As a result, the amount of interest we may pay on our Credit Agreement and other agreements governing our indebtedness is difficult to predict. Furthermore, we and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management.
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

They also review the adequacy of our compliance with government standards for our accounting and management of internal control systems, including our control environment and overall accounting system; general IT system; budget and planning system; purchasing system; material management and accounting system; compensation system; labor system; indirect and other direct costs system; billing system; and estimating system used for pricing on government contracts. Both contractors and the U.S. Government agencies conducting these audits and reviews have come under increased scrutiny. Recent audits and reviews have become more rigorous, and the standards to which contractors are being held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome. During the course of its current audits, the DCAA is closely examining and questioning several of our established and disclosed practices that it had previously audited and accepted, increasing the uncertainty as to the ultimate conclusion that will be reached.
A finding of significant control deficiencies in our system audits or other reviews can result in decremented billing rates to our U.S. Government customers until the control deficiencies are corrected and our corrections are accepted by Defense Contract Management Agency (“DCMA”). Government audits and reviews may conclude that our practices are not consistent with applicable laws and regulations and result in adjustments to contract costs and mandatory customer refunds. Such adjustments can be applied retroactively, which could result in significant customer refunds. Our receipt of adverse audit findings or the failure to obtain an “approved” determination of our various accounting and management internal control systems, including changes to our indirect cost and direct labor estimating systems, from the responsible U.S. Government agency could significantly and adversely affect our business, including our ability to bid on new contracts and our competitive position in the bidding process. A determination of non-compliance with applicable contracting and procurement laws, regulations and standards could also result in the U.S. Government imposing penalties and sanctions against us, including withholding of payments, suspension of payments and increased government scrutiny that could delay or adversely affect our ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts with the U.S. Government.

We have submitted incurred cost claims through fiscal year 2022. The Government has provided fiscal year 2022 final rate agreement letters for certain Kratos entities and is currently auditing the fiscal year 2022 incurred cost claims of several other Kratos entities. Although we have recorded contract revenues based upon costs that we believe will be approved upon final completion of the audits, we do not know what the results of any current or future government audits, for fiscal year 2022 incurred costs, will be. If future adjustments were to exceed our estimates, our profitability could be adversely affected.

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

There has been increasing focus by investors, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. We may experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. In addition, we may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.

In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. Recently, California legislation was enacted that will require climate-related risk disclosures for company’s doing business in the state. These will be effective for Kratos beginning in 2026. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.

Regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

We are subject to regulations requiring disclosures of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The rule requires companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of the Congo and other countries. The rule can affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals is limited. In addition, there are costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of changes to products, processes, or sources of supply as a consequence of such verification activities. Since our supply chain is complex, we are not always able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures we implemented, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

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
We have not declared any cash dividends since becoming a public company. We currently intend to retain any future earnings to finance the growth and development of the business and, therefore, we do not anticipate that we will pay any cash dividends on shares of our common stock in the foreseeable future. We also do not expect to buy back any of our common stock for the foreseeable future. In addition, our ability to pay dividends and buyback Kratos stock is restricted by our Credit Agreement. Any determination to pay dividends or stock buybacks in the future will be at the discretion of our board of directors and will be dependent upon our future financial condition, results of operations, capital requirements, legal restrictions general business conditions and other relevant factors as determined by our board of directors. See “Dividend Policy.”

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

The market price of our common stock has been in the past, and will continue to be, subject to fluctuations as a result of a number of factors, most of which we cannot control, including: failure of our operating results to meet market or analysts’ expectations; general fluctuations in the stock market; actual or anticipated fluctuations in our operating results based on reduced and/or delayed government spending or the threat thereof; fluctuations in the stock prices of companies in our industry; changes in earnings estimated by securities analysts or our ability to meet those estimates; rumors or dissemination of false information; short selling of our common stock; litigation and government inquiries; political and/or military events associated with current worldwide conflicts; and domestic and foreign economic conditions. Such volatility has had a significant effect on the market prices of many companies’ securities for reasons unrelated to their operating performance and, in the past, has led to securities class action litigation. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the market price of our common stock could be negatively affected. Our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of December 31, 2023. However, although we continue to devote substantial time and resources to the documentation and testing of our controls, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. Any failure to remediate any future material weaknesses or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our consolidated financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan (“IRP”). The purpose of the IRP is to provide a structured and systematic incident response process for all Information Security Incidents that affect any of our or our subsidiaries’ information technology systems, network, or data, including data of ours and our subsidiaries held, or IT services provided by, third-party vendors or other service providers.
We developed and maintain our program as required by applicable laws and regulations, including without limitation Cybersecurity Maturity Model Certification (CMMC) and 17 CFR Part 229.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across our global enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
We have designated our Chief Information Officer (CIO) to implement and maintain the IRP. Our CIO has over 20 years of experience in the field of cybersecurity and is responsible for the management of our cybersecurity and data privacy program. Among other information security duties, the CIO is responsible for:
•implementing the IRP,
•identifying and managing an incident response team (“IRT”) principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents,
•coordinating IRT activities, including developing, maintaining, and following appropriate procedures to respond to, appropriately escalate, make decisions regarding, and document identified cybersecurity incidents,
•conducting post-incident reviews to gather feedback on identified cybersecurity incident response procedures and address any identified gaps in security measures,
•providing training and conducting periodic exercises to promote employee and stakeholder preparedness and awareness of the IRP, and
•reviewing the IRP at least annually, or whenever there is a material change in our business practices that may reasonably affect its cybersecurity incident response procedures.
Our cybersecurity risk management program includes:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment including risks associated with ransomware;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees, incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

•a third-party risk management process for service providers, suppliers, and vendors.
We have developed processes to identify and oversee risks from cybersecurity threats associated with our third-party service providers, which includes the information security team assisting with and assessing cybersecurity robustness during vendor onboarding as well as risk-based monitoring of vendors on an ongoing basis.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.
Governance

Our Board considers cybersecurity risk as part of its risk oversight function and oversees management’s implementation of our cybersecurity risk management program.
The Board receives regular reports from management on our cybersecurity risks. In addition, management updates the Board, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.
Board members receive presentations on cybersecurity topics from our CIO, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.
Our management team is responsible for assessing and managing our material risks from cybersecurity threats. Our CIO regularly informs our management team of all aspects related to cybersecurity risks and incidents. This is designed to ensure that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing the Company. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained cybersecurity consultants.
Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
Impact of Cybersecurity Risks on Business Strategy, Results of Operations or Financial Condition

Cybersecurity threats, such as threats of attacks from computer hackers, cyber criminals, nation-state actors and other malicious internet-based activity, continue to increase. Cybersecurity threats also include threats of attacks involving social engineering and cyber extortion to induce customers, contractors, business partners, third-party service providers, employees and other third parties to disclose information, transfer funds or unwittingly provide access to systems or data.
We believe that our current preventative actions and response activities provide adequate measures of protection against security breaches and generally reduce our cybersecurity risks. However, cybersecurity threats are constantly evolving, are becoming more frequent and more sophisticated and are being made by groups of individuals with a wide range of expertise and motives, which increases the difficulty of detecting and successfully defending against them. While we have implemented measures to safeguard our operational and technology systems and have established a culture of continuous learning, monitoring and improvement, the evolving nature of cybersecurity attacks and vulnerabilities means that these protections may not always be effective. In the ordinary course of our business, we have experienced and expect to continue to experience cyber-based attacks and other attempts to compromise our information systems, although none, to our knowledge, has had a material adverse effect on our business, financial condition or results of operations. While we do not believe cybersecurity threats are reasonably likely to affect us, our business strategy, our results of operations or our financial conditions, like all companies, we face a risks of such threats, the consequences of which could be material. See Item 1A – Risk Factors – Risks Related to Our Operations – “Cybersecurity breaches or disruptions of our information technology systems could negatively impact our operations,” above. In addition, given the constant and evolving threat of cyber-based attacks, we incur significant costs in an effort to detect and prevent security breaches and incidents, and these costs may increase in the future.

Item 2. Properties.

At December 31, 2023, we owned or leased approximately 2.2 million square feet of floor space at 64 separate locations, primarily in the U.S., for manufacturing, warehousing, research and development, administration and various other uses. At December 31, 2023, we also leased approximately 106 acres of land, which included 98 acres in Ontario, Canada which is used by our Kratos ASC Signal business. We continually evaluate our current and future space capacity in relation to current and projected future staffing levels. We maintain our properties in good operating condition and believe that the productive capacity of our properties is adequate to meet current contractual requirements and those for the foreseeable future.
We have major operations at the following locations:
Kratos Government Solutions: Birmingham and Huntsville, AL; San Diego, and San Jose, CA; Colorado Springs and Englewood, CO; Jupiter and Orlando, FL; Baltimore and Lanham, MD; Bristow, OK; Dallastown, PA; Plano, TX; and Alexandria and Chantilly, VA. Locations outside the U.S. include Australia, Canada, France, Germany, Israel, Norway, and the United Kingdom.
Unmanned Systems: Huntsville, AL; McClellan, Roseville, Sacramento, and Tehachapi, CA; Fort Walton Beach, FL; Oxford, MI; Oklahoma City, OK; and Arlington and Round Rock, TX.

Corporate and other locations: San Diego, CA and Round Rock, TX.
The following is a summary of our floor space at December 31, 2023:

Square feet (in thousands)	Owned	Leased	Total
Kratos Government Solutions	619	1,022	1,641
Unmanned Systems	35	458	493
Corporate (includes San Diego, operations of KGS and US segments)	—	26	26
Total	654	1,506	2,160

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
Holders of Record
On February 9, 2024, there were 295 shareholders of record of our common stock.

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
The following performance graph presents a comparison of the five year cumulative stockholder return on our common stock against the cumulative total return of a broad equity market index, the Russell 2000 Stock Index, and one customized peer group consisting of the companies listed below, for the period commencing December 31, 2018 and ending December 31, 2023. The performance graph assumes an initial investment of $100 in our common stock and in each of the Russell 2000 Stock Index and the peer group, and further assumes that all dividends were reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Kratos Defense & Security Solutions, Inc., the Russell 2000 Index, and Peer Group

$250
$200
$150
$100
$50
$0
12/18
12/19
12/20
12/21
12/22
12/23
Kratos Defense & Security Solutions, Inc
Russell 2000
Peer Group

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

The companies included in the Company’s Peer Group are: AAR Corp, AeroVironment Inc., Comtech Telecommunications Corp., CPI Aerostructures Inc., Ducommun Inc., Frequency Electronics Inc., and Mercury Systems Inc.
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

The following discussion should be read in conjunction with our audited Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this Annual Report and other reports and filings made with the SEC. For discussion related to changes in financial condition and the results of operations for fiscal year 2022-related items, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 25, 2022, which was filed with the Securities and Exchange Commission on February 23, 2023.

Overview

Kratos is a technology, products, system and software company addressing the defense, national security, and commercial markets. Kratos makes true internally funded research, development, capital and other investments, to rapidly develop, produce and field solutions that address our customers’ mission critical needs and requirements. At Kratos, affordability is a technology, and we seek to utilize proven, leading edge approaches and technology, not unproven bleeding edge approaches or technology, with Kratos’ approach designed to reduce cost, schedule and risk, and enable us to be first to market with cost effective solutions. We believe that Kratos is known as an innovative disruptive change agent in the industry, a company that is an expert in designing products and systems up front for successful rapid, large quantity, low cost future manufacturing which is a value add competitive differentiator for our large traditional prime system integrator partners and also to our government and commercial customers. Kratos intends to pursue program and contract opportunities as the prime or lead contractor when we believe that our probability of win is high and any investment required by Kratos is within our capital resource comfort level. We intend to partner and team with a large, traditional system integrator when our assessment of probability of win is greater or required investment is beyond Kratos’ comfort level. Kratos’ primary business areas include, virtualized ground systems for satellites and space vehicles including software for command & control (C2) and telemetry, tracking and control (TT&C), jet powered unmanned aerial drone systems, hypersonic vehicles and rocket systems, propulsion systems for drones, missiles, loitering munitions, supersonic systems, space craft and launch systems, C5ISR and microwave electronic products for missile, radar, missile defense, space, satellite, counter UAS, directed energy, communication and other systems, and virtual & augmented reality training systems for the warfighter.
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

Our primary end customers are U.S. Government agencies, including the DoD, intelligence agencies, and other national and homeland security related agencies. We also conduct business with local, state and foreign governments and domestic and international commercial customers. In fiscal 2023, 2022 and 2021, we generated 69%, 69% and 70%, respectively, of our total revenues from contracts with the U.S. Government (including all branches of the U.S. military and including FMS), either as a prime contractor or a subcontractor. We believe our stable customer base, strong customer relationships, intellectual property, specialized and differentiated products, broad array of contract vehicles, “designed in” positions on strategic National Security platforms, our targeted investments in strategic growth areas, large employee base possessing specialized skills, security clearances, specialized manufacturing facilities and equipment, extensive list of past performance qualifications, and significant management and operational capabilities position us for success.

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

On July 14, 2023, the U.S. House of Representatives passed its version of a sweeping Bill setting Policy for the DoD, the Fiscal 2024 National Defense Authorization Act (“NDAA”), at $886 billion. The vote of 219-210 was largely along party lines, a departure from the typical bipartisan support for a bill that has passed every year since 1961. The Senate passed its version of the NDAA Bill on July 27, 2023 at $886 billion and included several significant differences from the previously passed U.S. House of Representative Bill. The NDAA is one of the major pieces of legislation Congress passes annually. The NDAA is closely watched by industry and other stakeholders and related interests, as the NDAA typically determines the specific spending outlays and purchases of the Department of Defense and other National Security related Agencies.

The two chambers of the legislative branch of the U.S. federal government (i.e. the House and Senate) continue the legislative process on the fiscal year 2024 budget. Congress is also expected to continue efforts to reschedule appropriations bills and conference agreements, but these actions depend on the Senate calendar. On January 19, 2024, President Biden signed a continuing resolution authorization (“CRA”) to continue funding the U.S Government. Under the bill, funding for agencies overseeing agriculture, veterans affairs, energy, transportation and housing runs through March 1, 2024. Funding for the rest of the federal government now runs through March 8, 2024, or if earlier, enactment of the Fiscal 2024 NDAA. Under such CRA, funding at amounts consistent with appropriated levels for fiscal year 2023 is available, subject to certain restrictions, but new contracts and program starts are not authorized. If Congress is not able to enact fiscal year 2024 appropriations bills or extend such CRA, the U.S government would be subject to a shutdown, which could result in program delays or, cancellations, payment issues and/or other disruptions.

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

Our Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect estimates and assumptions made by management as of December 31, 2023. Events and changes in circumstances arising after December 31, 2023, including those resulting from the continuing impacts of the current unfavorable macroeconomic climate, will be reflected in management’s estimates for future periods.
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

Key Financial Statement Concepts

As of December 31, 2023, we consider the following factors to be important in understanding our financial statements.

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

Results of Operations

Comparison of Results for the Year Ended December 31, 2023 to the Year Ended December 25, 2022

Revenues. Revenues by reportable segment for the years ended December 31, 2023 and December 25, 2022 are as follows (in millions):

	2023	2022	$ Change	% Change
Kratos Government Solutions
Service revenues	$395.9	$320.0	$75.9	23.7%
Product sales	429.0	356.6	72.4	20.3%
Total Kratos Government Solutions	824.9	676.6	148.3	21.9%
Unmanned Systems
Service revenues	6.7	5.2	1.5	28.8%
Product sales	205.5	216.5	(11.0)	(5.1)%
Total Unmanned Systems	212.2	221.7	(9.5)	(4.3)%
Total revenues	$1,037.1	$898.3	$138.8	15.5%

Total service revenues	$402.6	$325.2	$77.4	23.8%
Total product sales	634.5	573.1	61.4	10.7%
Total revenues	$1,037.1	$898.3	$138.8	15.5%

Revenues increased $138.8 million to $1,037.1 million for the year ended December 31, 2023 from $898.3 million for the year ended December 25, 2022. Revenues in our KGS segment increased $148.3 million primarily due to a full year contribution of revenues from the acquisition of the Southern Research Institute’s Engineering Division (“SRE”), which increased $26.4 million, increased revenues in our space, satellite, training solutions and cyber business of $64.0 million, increases in our C5ISR, turbine technologies, and microwave electronics products businesses of $65.4 million, partially offset by an $7.5 million reduction of revenues in our defense and rocket support services. Revenues in our US segment decreased $9.5 million primarily due to a reduction in our tactical drone-based revenues, as compared to the twelve months ended December 25, 2022 offset with the contribution of $6.4 million in revenues from the recent acquisition of Sierra Technical Services, Inc. (“STS”).

Product sales increased $61.4 million to $634.5 million for the year ended December 31, 2023 from $573.1 million for the year ended December 25, 2022, primarily as a result of increased production activity in our KGS segment, offset partially by decreased volume in our US segment. As a percentage of total revenue, product sales were 61.2% for the year ended December 31, 2023, as compared to 63.8% for the year ended December 25, 2022. Service revenues increased by $77.4 million to $402.6 million for the year ended December 31, 2023, from $325.2 million for the year ended December 25, 2022. The increase was primarily a result of the recent SRE acquisition, as well as increased volume in the turbine technologies and space, satellite, training and cyber businesses.

Cost of revenues.  Cost of revenues increased to $768.5 million for the year ended December 31, 2023, from $672.3 million for the year ended December 25, 2022. The $96.2 million increase in cost of revenues was primarily a result of the overall increase in revenue discussed above.

Gross margin percentage increased to 25.9% for the year ended December 31, 2023, compared to 25.2% for the year ended December 25, 2022. Margins on services decreased to 24.7% for the year ended December 31, 2023, from 26.5% for the year ended December 25, 2022. Margins on product sales increased to 26.7% for the year ended December 31, 2023, as compared to 24.4% for the year ended December 25, 2022. Margins in the KGS segment increased to 27.2% for the year ended December 31, 2023, from 26.8% for the year ended December 25, 2022. This change was primarily due to a more favorable mix of revenues for the year ended December 31, 2023. Margins in the US segment increased to 20.7% for the year ended December 31, 2023 from 20.1% for the year ended December 25, 2022. primarily due to a more favorable mix of products produced and shipped in the year ended December 31, 2023.

Selling, general and administrative expenses (SG&A).  SG&A increased $15.3 million to $197.8 million for the year ended December 31, 2023, from $182.5 million for the year ended December 25, 2022, primarily reflecting the increase in revenues. As a percentage of revenues, SG&A decreased to 19.1% for the year ended December 31, 2023 from 20.3% for the year ended December 25, 2022 due primarily to the increase in revenues in the year ended December 31, 2023.

Research and development (R&D) expenses. R&D expenses were $38.4 million for the year ended December 31, 2023 and $38.6 million for the year ended December 25, 2022, with the primary increases in expenses in our space and satellite communications business, offset by a net reduction in our unmanned systems business. As a percentage of revenues, R&D decreased to 3.7% of revenues for the year ended December 31, 2023, from 4.3% of revenues for the year ended December 25, 2022. R&D expenses are made by the Company, typically in conjunction with our customers, for the Company to achieve a “first to market” position with our products or technology. We also invest in R&D expenses to achieve market leading “designed in”and “first to market” positions on major programs, platforms or systems.

Restructuring expenses and other. Restructuring expenses and other decreased to $0.9 million for the year ended December 31, 2023 from $6.8 million for the year ended December 25, 2022, primarily as a result of the $5.5 million charge related to the litigation settlement of a dispute with an international customer in our US segment during the year ended December 25, 2022.

Total other expense, net. Other expense, net, decreased to $20.0 million from $30.1 million for the years ended December 31, 2023 and December 25, 2022, respectively. The decrease in other expense, net, of $10.1 million was primarily related to the $13.0 million loss on the extinguishment of our $300 million 6.5% Senior Secured Notes due November 2025 (“Senior Secured Notes”) during the year ended December 25, 2022, which was partially offset by a $2.8 million increase in interest expense for the year ended December 31, 2023 due to increased interest rates.

Provision for income taxes from continuing operations. The Company recorded an income tax provision of $8.9 million for the year ended December 31, 2023, and an income tax provision of $1.4 million for the year ended December 25, 2022. The income tax provision for 2022 includes a $4.9 million expense related to the increase in the Company’s valuation allowance on U.S. deferred tax assets related to certain state Net Operating Losses, capital loss carryforwards and federal research and development credits.

Income from discontinued operations. The income from discontinued operations was $0.2 million for the year ended December 31, 2023 and was $0.9 million for the year ended December 25, 2022, in each case primarily as a result of a gain from the release of an indemnification liability due to the lapse of the statute of limitations associated with a potential tax liability that was recorded in 2019 from the sale of PSS.

For a comparison of the Company’s results of operations for the fiscal year ended December 26, 2021 to the fiscal year ended December 25, 2022, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 25, 2022, which was filed with the U.S. Securities and Exchange Commission on February 23, 2023.

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents of $72.8 million compared with cash and cash equivalents of $81.3 million as of December 25, 2022, which includes $44.1 million and $18.9 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds; however, earnings of these foreign subsidiaries are essentially considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. they could be repatriated, and their repatriation into the U.S. may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

Our total long-term debt, decreased by $30.0 million to $227.5 million as of December 31, 2023 from $257.5 million as of December 25, 2022. On February 18, 2022, we completed the refinancing of our then-outstanding $90 million revolving credit facility and $300 million of Senior Secured Notes, with a new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A issued pursuant to the 2022 Credit Facility. We incurred debt issuance costs of $3.3 million associated with the 2022 Credit Facility. We drew approximately $200 million under the Term Loan A and $100 million on the new Revolving Credit Facility at the time of the refinancing transaction (as more fully described in Note 5 of the accompanying Consolidated Financial Statements).

As of December 31, 2023, we have $192.5 million outstanding on the Term Loan A and net borrowings of $35.0 million outstanding on the Revolving Credit Facility, with $165.0 million remaining in borrowing capacity, less approximately $10.2 million for outstanding letters of credit.

We use our operating cash flow to finance trade accounts receivable, fund necessary increases in inventory and internal investments related to non-recurring engineering and software development, fund capital expenditures, fund our IR&D investments and our ongoing operations, service our debt and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services since a number of our receivables are contractually billable and due to us only when certain contractual milestones are achieved, certain of which are not achieved until final shipment and acceptance of our products. Financing increases in inventory balances is necessary to fulfill shipment requirements to meet delivery schedules of our customers. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our days sales outstanding (“DSO”) have decreased to 116 days as of December 31, 2023 from 134 days as of December 25, 2022. Our DSOs are impacted by the achievement of contractual billing milestones, such as equipment shipments and deliveries on certain products, and for certain flight requirements that must be fulfilled on certain aerial target programs, or final billings which are not due until completion on certain projects, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time.

In November 2019, a large training solutions program was terminated for convenience (“T for C”) by the customer. Under a T for C, a contractor is entitled to seek specified costs through a termination settlement process including (1) the contract price for completed supplies and services accepted by the government but not previously paid for; (2) the cost incurred in the performance of work terminated plus a reasonable profit on those costs; and (3) the costs incurred in settling with subcontractors and preparing and settling the termination proposal. However, we will not be able to collect the total withheld amounts until the settlement terms of the T for C have been negotiated and agreed to with the customer. At December 31, 2023, approximately $4.8 million in unbilled receivables remain outstanding on this project, which is subject to negotiation and settlement with the customer.

A summary of our net cash provided by (used in) operating activities from continuing operations from our Consolidated Statements of Cash Flows is as follows (in millions):

	Year Ended
	December 31, 2023	December 25, 2022
Net cash provided by (used in) operating activities from continuing operations	$65.2	$(25.6)

Our net cash provided by operating activities from continuing operations was $65.2 million for the year ended December 31, 2023, primarily as a result of the net income from continuing operations of $2.2 million and noncash charges of $74.2 million partially offset by changes in net working capital accounts of $11.2 million, which included customer advanced payments reflected as an increase in Billings in Excess of Costs of $28.4 million. Net cash used in operating activities from continuing operations was $25.6 million for the year ended December 25, 2022, primarily as a result of net loss from continuing operations of $34.1 million, and changes in working capital requirements of $74.9 million, including increases in receivables and inventory balances reflecting advance payments to mitigate supply chain disruptions, and internal investments we are making in certain rocket motors and software products of approximately $16.7 million, partially offset by noncash charges of $83.4 million.

    Our net cash used in investing activities from continuing operations is summarized as follows (in millions):

	Year Ended
	December 31, 2023	December 25, 2022
Investing activities:
Cash paid for acquisitions, net of cash acquired	$0.3	$(132.2)
Proceeds from sale of assets	8.3	0.2
Capital expenditures	(52.4)	(45.4)
Net cash used in investing activities from continuing operations	$(43.8)	$(177.4)

    Net cash used in investing activities from continuing operations for year ended December 31, 2023 is comprised of $52.4 million in capital expenditures partially offset by the receipt of $8.3 million of proceeds from the sale of Valkyries which had been previously booked as capital assets as they were produced ahead of government contract award and $0.3 million cash acquired related to the acquisition of STS. Net cash used in investing activities from continuing operations for the year ended December 25, 2022 was comprised of $74.0 million related to the acquisition of SRE, $37.5 million related to the acquisition of Cosmic, $15.3 million for the remaining purchase price due on the acquisition of CTT, and a $5.4 million payment due under the acquisition agreement for KTT Core, of which we purchased a controlling interest in February 2019. During the year ended December 31, 2023, capital expenditures of approximately $25.1 million were incurred in our US business, primarily related to our unmanned combat target initiative. We expect our capital expenditures for our fiscal year 2024 to continue to be significant for investments we are making, including in our US business totaling approximately $28 to $32 million, including approximately $18 to $22 million for capital aerial targets and related support equipment.

Our net cash used in financing activities from continuing operations is summarized as follows (in millions):

	Year Ended
	December 31, 2023	December 25, 2022
Financing activities:
Proceeds from the issuance of long-term debt	$—	$200.0
Borrowings under credit facility	69.0	100.0
Redemption of Senior Secured Notes	—	(309.8)
Repayments under credit facility, term loan and other debt	(101.0)	(42.5)
Payments of employee taxes withheld from share-based awards	(3.7)	(12.5)
Debt issuance costs	—	(3.3)
Payments under finance leases	(1.5)	(1.4)
Proceeds from shares issued under equity plans	6.5	6.2
Net cash used in financing activities from continuing operations	$(30.7)	$(63.3)

Net cash used in financing activities from continuing operations was $30.7 million for the year ended December 31, 2023, which included $5.0 million of principal payments on our $200 million Term Loan A, a $94.0 million payment (partially offset by a $69.0 million draw) on the new Revolving Credit Facility, and a $2.0 million payment to settle debt acquired related to the STS acquisition, payroll withholding taxes paid from vested restricted stock traded for taxes of $3.7 million and payments made on financing lease obligations of $1.5 million. These uses were partially offset by employee stock purchase plan receipts of $6.5 million. Net cash used in financing activities from continuing operations was $63.3 million for the year ended December 25, 2022, which included $309.8 million used to redeem our $300 million of Senior Secured Notes including the call premium of $9.8 million, debt issuance costs of $3.3 million, payroll withholding taxes paid from vested restricted stock traded for taxes of $12.5 million and payments made on financing lease obligations of $1.4 million. These uses were partially offset by $300 million in proceeds from our 2022 Credit Facility (partially offset by $2.5 million of principal payments on our $200 million Term Loan A and a $40 million payment on the new Revolving Credit Facility) and employee stock purchase plan receipts of $6.2 million.

2022 Credit Facility

On February 18, 2022, the Company completed the refinancing of its then-outstanding $90 million revolving credit facility and Senior Secured Notes, with the 2022 Credit Facility. The Company incurred debt issuance costs of $3.3 million associated with the 2022 Credit Facility. During the year ended December 31, 2023, the Company made $5.0 million of principal payments on Term Loan A. As of December 31, 2023, the Company has net borrowings of approximately $35.0 million outstanding on the new Revolving Credit Facility, with $165.0 million remaining in borrowing capacity, less approximately $10.2 million of letters of credit outstanding.

On February 18, 2022, the proceeds of $300 million from the 2022 Credit Facility, along with cash funded by the Company for the 3.25% call premium to redeem the Company’s outstanding Senior Secured Notes, plus accrued interest, was distributed to the trustee for redemption of the Senior Secured Notes. The redemption of the Company’s then-outstanding $300 million 6.5% Senior Secured Notes due November 2025 closed on March 14, 2022, for an amount of cash equal to 103.25% of the principal amount thereof plus accrued and unpaid interest thereon. The Company incurred a loss on the extinguishment of debt of $9.8 million related to the call premium on the Senior Secured Notes and the write-off of $3.2 million of unamortized debt issuance costs, resulting in a total loss on extinguishment of debt of $13.0 million.

The 2022 Credit Facility is governed by a Credit Agreement (the “Credit Agreement”), dated February 18, 2022, by and among the Company, the lenders from time to time party thereto (the “Lenders”), the Issuing Banks party thereto (as defined in the Credit Agreement) and Truist Bank, in its capacity as administrative agent for the Lenders, and as an issuing bank and as the swing line lender, which establishes the 5-year senior secured credit facility which is comprised of the $200 million Revolving Credit Facility (which includes sub-facilities for the incurrence of up to $10.0 million of swingline loans and the issuance of up to $50.0 million of Letters of Credit) and the $200 million Term Loan A. The Credit Agreement contemplates uncommitted incremental credit facilities of up to $200 million (which amount would be reduced by the aggregate amount of any and all incremental credit facilities actually established under the Credit Agreement) plus additional uncommitted incremental capacity subject to a limitation based on the Company’s pro forma total net leverage ratio (including any such additional uncommitted incremental capacity).

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

Mandatory amortization on the Term Loan A is 2.5% in each of the first and second years and 5.0% in each of the third, fourth and fifth years, with the remaining outstanding balance due at maturity. The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. The Company was in compliance with the covenants contained in the Credit Agreement as of December 31, 2023.

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

As of December 31, 2023, we had contractual commitments to repay debt, make payments under finance and operating leases, repay obligations related to agreements to purchase goods and services and settle tax and other liabilities. The following table summarizes our contractual obligations and other commitments as of December 31, 2023, and the effect such obligations could have on our liquidity and cash flow in future periods (in millions):

	Total	Due within 1 Year
Total debt	$227.5	$7.5
Interest payment	44.8	12.4
Purchase orders	278.9	172.8
Operating leases	55.7	14.1
Finance leases	82.7	4.6
Total contractual cash obligations and commitments	$689.6	$211.4

As of December 31, 2023, we have $10.2 million of standby letters of credit outstanding. Our letters of credit are primarily related to milestone payments received from foreign customers for which the customer has not yet received the product. Information regarding our debt payments and lease agreements can be found in Notes 5 and 6 to the Consolidated Financial Statements contained in this Annual Report. Additional information regarding our financial commitments is provided in the Note 15 to Consolidated Financial Statements contained in this Annual Report.

We believe our cash on hand, together with funds available under the 2022 Credit Facility and cash expected to be generated from operating activities will be sufficient to fund our short- and long-term liquidity needs. As discussed in Item 1A “Risk Factors” contained within this Annual Report, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in our industry deteriorate, our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues or further reduce our expenses, we may experience, in the future, a significant long-term negative impact to our financial results and cash flows from operations. In such a situation, we could fall out of compliance with our financial and other covenants which, if not waived, could limit our liquidity and capital resources.

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

KGS has five operating businesses: Defense and Rocket Support Systems (“DRSS”), Microwave Electronics (“ME”), Space, Training and Cybersecurity Solutions (“ST&C”), C5ISR Systems/Modular Systems (“MS”), and Kratos Turbine Technologies (“KTT”), that provide technology based defense solutions, involving products and services, primarily for mission critical U.S. National Security priorities, with the primary focus relating to the nation’s C5ISR requirements. The US reportable segment provides unmanned aerial systems, unmanned ground, and unmanned seaborne systems. We have identified our reporting units to be the DRSS, ME, ST&C, MS, and KTT operating segments, within the KGS reportable segment, and the US reportable segment, each of which has been assessed and evaluated for potential impairment in our fiscal year 2023 annual test.

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

The carrying value of goodwill of the US and KGS reportable segments, was $125.0 million and $444.1 million, respectively, at December 31, 2023.

In determining the fair value of our reporting units, there are key assumptions related to our future operating performance and revenue growth. If the actual operating performance and financial results are not consistent with our assumptions, an impairment in our $569.1 million goodwill and $62.4 million long-lived intangibles could occur in future periods. In particular, the US reporting unit fair value includes assumptions that the development of the high performance UCAS product is successful and we are awarded future contracts for new tactical unmanned aircraft systems. Additionally, the US reporting unit fair value assumes that the U.S. Navy will continue to award full rate production contracts for the Sub-Sonic Aerial Target. Additional risks for goodwill across all reporting units include, but are not limited to, the risks discussed in Item 1A “Risk Factors” contained within this Annual Report and:

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

The effective tax rate at December 31, 2023 for annual and interim reporting periods could be impacted if uncertain tax positions that are not recognized at December 31, 2023 are settled at an amount which differs from our estimate.

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

Exposure to market risk for changes in interest rates relates to our outstanding debt. We are exposed to interest rate risk, primarily through our borrowing activities under the Credit Agreement discussed under “Liquidity and Capital Resources” above. Based on our current outstanding balances, a 1% change in the SOFR would not materially impact our financial position and results of operations. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments were contracted with investment grade counterparties to reduce exposure to interest rate risk on our prior credit facilities. Please see Note 17 in the accompanying Consolidated Financial Statements for information on our outstanding derivative financial instruments as of December 31, 2023.

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

Exposure to market risk for foreign currency exchange rate risk is related to receipts from customers, payments to suppliers and intercompany loans denominated in foreign currencies. Accordingly, a strengthening of the U.S. dollar (“USD”) or a strengthening of certain foreign currencies, such as the Israeli Shekel, will negatively impact revenues and gross margins expressed in consolidated USD terms. For instance, in our Israeli business, we are paid in USD for work performed but our cost of sales (payroll, materials, subcontract costs, etc.) are paid in Israeli Shekel. We currently enter into limited foreign currency forward contracts to manage foreign currency exchange rate risk because exchange rate fluctuations have had, and we expect will have, minimal impact on our operating results and cash flows. Based on our overall foreign currency rate exposure as of December 31, 2023, including the limited derivative financial instruments that we have entered into to manage this risk, a 10% appreciation or depreciation of the USD from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.

Our cash and cash equivalents as of December 31, 2023 were $72.8 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on our net income for the year ended December 31, 2023.

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

As required by Rule 13a-15(b) and 15d-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2023.

Our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial accounting and reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of the fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
(a)    On December 15, 2023, the Company entered into a new employment agreement effective January 1, 2024 (the “Fendley Agreement”) with Steven Fendley to continue to serve as President of the Company’s Unmanned Systems Division through December 31, 2026. The Fendley Agreement provides the following principal terms: (i) a base salary of $400,000; (ii) an opportunity to earn annual incentive compensation in an amount determined at the Company’s discretion; (iii) an opportunity to earn equity incentive grants at the discretion of the Company’s President and Compensation Committee of the Board of Directors; (iv) an opportunity to participate in the Company’s employee benefit plans that are generally made available to the Company’s employees, including but not limited to insurance programs; (v) payment of severance in the event of a termination of employment under certain circumstances and subject to Mr. Fendley’s execution of a customary release of claims agreement; and (v) confidentiality, non-interference, and non-disparagement provisions, which apply during the employee’s employment and for a certain restricted period after termination of employment.

On December 16, 2022, the Company entered into a new employment agreement effective January 1, 2023 (the “Carrai Agreement”) with Phillip Carrai to continue to serve as President of the Company’s Space Training & Cyber Division through December 31, 2025. The Carrai Agreement provides the following principal terms: (i) a base salary of $450,000; (ii) an opportunity to earn annual incentive compensation in an amount determined at the Company’s discretion; (iii) an opportunity to earn equity incentive grants at the discretion of the Company’s President and Compensation Committee of the Board of Directors; (iv) an opportunity to participate in the Company’s employee benefit plans that are generally made available to the Company’s employees, including but not limited to insurance programs; (v) payment of severance in the event of a termination of employment under certain circumstances and subject to Mr. Carrai’s execution of a customary release of claims agreement; and (v) confidentiality, non-interference, and non-disparagement provisions, which apply during the employee’s employment and for a certain restricted period after termination of employment.

The foregoing description is qualified in its entirety by the Fendley Agreement and Carrai Agreement attached as Exhibits 10.22 and 10.23, respectively, to this Annual Report on Form 10-K.

(b)    Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as described in the table below:

Name	Title	Action	Applicable Date	Expiration Date	Rule 10b5-1 Trading Arrangement? (Y/N)(1)		Aggregated Number of Securities Subject to Trading Arrangement
Marie Mendoza	Senior Vice President and General Counsel	Adopted	12/4/2023	4/11/2025	Y		19,032	(3)
Marie Mendoza	Senior Vice President and General Counsel	Terminated	9/12/22	12/4/23	N	(2)	25,205	(3)

(1)Denotes whether the trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2Complied with the then-applicable requirements of Rule 10b5-1(c) when adopted in September 2022.
(3)This number represents the maximum number of shares of our common stock that may be sold pursuant to the trading arrangement. The number of shares actually sold will depend on the satisfaction of certain conditions set forth in the trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2024 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2023.

Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2024 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2024 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2024 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2024 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2023.

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

(b) Exhibits
See Item 15(a)(3) above.

(a) (3)  Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date (File No.)	Exhibit	Filed- Furnished Herewith
2.1	Stock Purchase Agreement, dated February 28, 2018 among Kratos Defense & Security Solutions, Inc., Kratos Public Safety Security Solutions, Inc. and Securitas Electronic Security, Inc.	10-Q	05/10/2018 (001-34460)	2.2
2.2***	Purchase Agreement, dated February 27, 2019, by and among Kratos Defense & Security Solutions, Inc., Shirley Brostmeyer, (“SB”), Joseph Brostmeyer (“JB”), certain trusts established by SB, JB and members of their immediate family, and JB, as the Sellers Representative.	10-Q	05/08/2019 (001-34460)	2.3
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc., as amended.	10-K	02/27/2017 (001-34460)	3.1
3.2	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc., as amended.	10-K	02/27/2017 (001-34460)	3.2
4.1	Specimen Stock Certificate.	10-K	02/27/2017 (001-34460)	4.1
4.2	Description of Equity Securities Registered under Section 12 of the Exchange Act.	10-K	02/24/2020 (001-34460)	4.4
10.1#	Form of Indemnification Agreement by and between Kratos Defense & Security Solutions, Inc. and its directors and executive officers.	10-Q	08/04/2011 (001-34460)	10.8
10.2#	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	07/31/2017 (001-34460)	99.1
10.3#	2005 Equity Incentive Plan.	S-8	08/01/2005 (333-127060)	99.2
10.4#	Form of Stock Option Agreement pursuant to the 2005 Equity Incentive Plan.	S-8	08/01/2005 (333-127060)	99.1
10.5#	Form of Restricted Stock Unit Agreement and Form of Notice of Grant of Restricted Stock Units under the 2005 Equity Incentive Plan.	8-K	01/17/2007 (000-27231)	99.3
10.6#	2011 Equity Incentive Plan.	DEF 14A	04/15/2011 (001-34460)	n/a
10.7#	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement pursuant to the 2011 Equity Incentive Plan.	8-K	11/18/2011 (001-34460)	10.2
10.8#	2014 Equity Incentive Plan.	8-K	06/05/2020 (001-34460)	10.1
10.9#	Form of Restricted Stock Unit Grant & Notice and Form of Restricted Stock Unit Award Agreement pursuant to the 2014 Equity Incentive Plan.	10-K	02/24/2020 (01-34460)	10.15
10.10#	Second Amended and Restated Executive Employment Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Eric DeMarco.	10-Q	08/04/2011 (001-34460)	10.3

10.11#	Second Amended and Restated Severance and Change of Control Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Deanna Lund.	10-Q	08/04/2011 (001-34460)	10.4
10.12	Amended and Restated Credit and Security Agreement, dated as of November 20, 2017, among Kratos Defense & Security Solutions, Inc., as Borrower, the lenders named therein, SunTrust Bank, as Agent, and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Sole Book Runner.	8-K	11/21/2017 (001-34460)	10.1
10.13	First Amendment to Amended and Restated Credit and Security Agreement, dated June 11, 2018, among Kratos Defense & Security Solutions, Inc., as Borrower, each of the Credit Parties and Required Lenders party thereto and SunTrust Bank as Agent.	8-K	06/13/2018 (001-34460)	10.1
10.14	Office Lease, dated as of May 1, 2017, by and between Kratos Defense & Security Solutions, Inc. and TPP 212 Scripps, LLC.	10-Q	05/04/2017 (001-34460)	10.2
10.15	Exchange Agreement, dated February 27, 2019, by and among Kratos Defense & Security Solutions, Inc., FTT CORE, LLC, Florida Turbine Technologies, Inc., Shirley Brostmeyer (“SB”), Joseph Brostmeyer (“JB”), and certain trusts established by SB, JB and members of their immediate family and JB, as the Sellers Representative.	10-Q	05/08/2019 (001-34460)	10.2
10.16	Amended and Restated Lease Agreement, dated as of December 20, 2019, by and between STORE Capital Acquisitions, LLC and Kratos RT Logic, Inc.	10-K	02/22/2022 (001-34460)	10.18
10.17	First Amendment to Exchange Agreement, dated as of February 18, 2022, by and among Kratos Defense & Security Solutions, Inc., FTT CORE, LLC, Florida Turbine Technologies, Inc., Shirley Brostmeyer (“SB”), Joseph Brostmeyer (“JB”), and certain trusts established by SB, JB and members of their immediate family and JB, as the Sellers Representative.	10-K	02/22/2022 (001-34460)	10.19
10.18	Credit Agreement, dated as of February 18, 2022, among Kratos Defense and Security Solutions, Inc., as Borrower, the lenders from time to time party hereto, and Truist Bank, as Administrative Agent.	8-K	02/22/2022 (001-34460)	10.1
10.19	Equity Purchase Agreement, date as of June 13, 2022, by and among Kratos Defense & Security Solutions, Inc., Joseph Brostmeyer (“JB”), Shirley Brostmeyer (“SB”), and certain trusts established by JB, SB and members of their immediate family, as Sellers.	10-Q	08/04/2022 (001-34460)	10.1
10.20	Kratos Defense & Security Solutions, Inc. 2023 Equity Incentive Plan	S-8	05/24/2023 (333-272172)	99.1
10.21	Kratos Defense & Security Solutions, Inc. 2023 Employee Stock Purchase Plan	S-8	05/24/2023 (333-272172)	99.2
10.22	Employment Agreement, effective January 1, 2023 by and between Kratos Defense and Security Systems, Inc. and Phil Carrai.				*
10.23	Employment Agreement, effective January 1, 2024 by and between Kratos Defense and Security Systems, Inc. and Steve Fendley.				*

21.1	List of Subsidiaries.	*
23.1	Consent of Independent Registered Public Accounting Firm.	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.	**
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.	**
97	Kratos Defense & Security Solutions, Inc. Compensation Recovery Policy	*
101.INS	Inline XBRL Instance Document the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	*

*    Filed herewith.
** This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
***    Certain confidential information contained in this Exhibit has been omitted because it is both (i) not material and (ii)
would be competitively harmful if publicly disclosed.
#    Management contract or compensatory plan or arrangement.

(c) Financial Statement Schedules
See Item 15(a)(2) above.

Item 16. Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 13, 2024

Kratos Defense & Security Solutions, Inc.

By:	/s/ Eric M. DeMarco
Eric M. DeMarco President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric M. DeMarco Eric M. DeMarco	President, Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2024

/s/ Deanna H. Lund Deanna H. Lund	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	February 13, 2024

/s/ Maria Cervantes de Burgreen Maria Cervantes de Burgreen	Vice President and Corporate Controller (Principal Accounting Officer)	February 13, 2024

/s/ Scott Anderson Scott Anderson	Director	February 13, 2024

/s/ Bradley Boyd Bradley Boyd	Director	February 13, 2024

/s/ Daniel Hagen Daniel Hagen	Director	February 13, 2024

/s/ William Hoglund William Hoglund	Director	February 13, 2024

/s/ Scot Jarvis Scot Jarvis	Director	February 13, 2024

/s/ Amy Zegart Amy Zegart	Director	February 13, 2024

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Kratos Defense & Security Solutions, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kratos Defense & Security Solutions, Inc. and subsidiaries (the "Company") as of December 31, 2023 and December 25, 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three fiscal years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 25, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
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

Goodwill Impairment Analysis — Refer to Note 3 to the consolidated financial statements

Critical Audit Matter Description

The goodwill balance at December 31, 2023 was $569.1 million which is allocated among various reporting units.

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

San Diego, CA
February 13, 2024

We have served as the Company’s auditor since 2013.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2023 and December 25, 2022
 (in millions, except par value and number of shares)

	2023	2022
Assets
Current assets:
Cash and cash equivalents	$72.8	$81.3
Accounts receivable, net	128.8	105.7
Unbilled receivables, net	200.4	222.8
Inventoried costs	156.2	125.5
Prepaid expenses	16.0	11.9
Other current assets	20.0	35.4
Total current assets	594.2	582.6
Property, plant and equipment, net	243.6	213.1
Operating lease right-of-use assets	45.7	47.4
Goodwill	569.1	558.2
Intangible assets, net	62.4	55.2
Other assets	117.5	95.0
Total assets	$1,632.5	$1,551.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$63.1	$57.3
Accrued expenses	35.4	33.8
Accrued compensation	64.7	52.2
Accrued interest	1.7	1.5
Billings in excess of costs and earnings on uncompleted contracts	101.8	62.1
Current portion of operating lease liabilities	12.1	10.8
Other current liabilities	12.8	15.6
Current liabilities of discontinued operations	0.9	0.9
Total current liabilities	292.5	234.2
Long-term debt	219.3	250.2
Operating lease liabilities, net of current portion	37.8	40.8
Other long-term liabilities	83.3	77.4
Long-term liabilities of discontinued operations	1.1	1.4
Total liabilities	634.0	604.0
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	22.5	11.2
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 authorized, 0 shares outstanding at December 31, 2023 and December 25, 2022	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 129,286,964 and 125,985,306 shares issued and outstanding at December 31, 2023 and December 25, 2022, respectively	—	—
Additional paid-in capital	1,654.5	1,608.4
Accumulated other comprehensive income (loss)	1.7	(0.8)
Accumulated deficit	(680.2)	(671.3)
Total stockholders’ equity	976.0	936.3
Total liabilities and stockholders’ equity	$1,632.5	$1,551.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2023, December 25, 2022, and December 26, 2021
(in millions, except per share amounts)

	2023	2022	2021
Service revenues	$402.6	$325.2	$219.4
Product sales	634.5	573.1	592.1
Total revenues	1,037.1	898.3	811.5
Cost of service revenues	303.2	239.0	156.2
Cost of product sales	465.3	433.3	430.2
Total costs	768.5	672.3	586.4
Gross profit	268.6	226.0	225.1
Selling, general and administrative expenses	197.8	182.5	160.2
Merger and acquisition related items	0.4	0.7	1.8
Research and development expenses	38.4	38.6	35.2
Restructuring expenses and other	0.9	6.8	—
Operating income (loss)	31.1	(2.6)	27.9
Other expense:
Interest expense, net	(20.5)	(17.7)	(23.4)
Loss on extinguishment of debt	—	(13.0)	—
Other income (expense), net	0.5	0.6	(0.1)
Total other expense, net	(20.0)	(30.1)	(23.5)
Income (loss) from continuing operations before income taxes	11.1	(32.7)	4.4
Provision for income taxes from continuing operations	8.9	1.4	3.9
Income (loss) from continuing operations	2.2	(34.1)	0.5
Discontinued operations
Loss from operations of discontinued component	—	(0.3)	(2.3)
Income tax benefit	(0.2)	(1.2)	(0.2)
Income (loss) from discontinued operations	0.2	0.9	(2.1)
Net income (loss)	$2.4	$(33.2)	$(1.6)
Less: Net income attributable to noncontrolling interest	11.3	3.7	0.4
Net loss attributable to Kratos	$(8.9)	$(36.9)	$(2.0)
Basic income (loss) per common share attributable to Kratos:
Income (loss) from continuing operations	$(0.07)	$(0.30)	$0.00
Income (loss) from discontinued operations	0.00	0.01	(0.02)
Net loss per common share	$(0.07)	$(0.29)	$(0.02)
Diluted income (loss) per common share attributable to Kratos:
Income (loss) from continuing operations	$(0.07)	$(0.30)	$0.00
Income (loss) from discontinued operations	0.00	0.01	(0.02)
Net loss per common share	$(0.07)	$(0.29)	$(0.02)
Weighted average common shares outstanding:
Basic	130.4	126.7	124.6
Diluted	130.4	126.7	128.0

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years ended December 31, 2023, December 25, 2022, and December 26, 2021
(in millions, except per share amounts)

	2023	2022	2021
Net income (loss)	$2.4	$(33.2)	$(1.6)
Other comprehensive loss:
Change in unrealized cash flow hedge (net of taxes of $0.2 million, at December 31, 2023).	0.7	—	—
Change in cumulative translation adjustment	1.9	(2.3)	(0.8)
Postretirement benefit reserve adjustment net of tax income (expense)	(0.1)	0.9	—
Other comprehensive income (loss), net of tax	2.5	(1.4)	(0.8)
Comprehensive income (loss)	4.9	(34.6)	(2.4)
Less: Comprehensive income attributable to noncontrolling interest	11.3	3.7	0.4
Comprehensive loss attributable to Kratos	$(6.4)	$(38.3)	$(2.8)

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2023, December 25, 2022, and December 26, 2021
(in millions)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 27, 2020	$14.8	123.0	$—	$1,556.3	$1.4	$(632.4)	$925.3
Stock-based compensation	—	—	—	25.8	—	—	25.8
Issuance of common stock for employee stock purchase plan, options and warrants	—	0.4	—	5.9	—	—	5.9
Restricted stock issued and related taxes	—	0.6	—	(9.1)	—	—	(9.1)
Net income (loss)	0.4	—	—	—	—	(2.0)	(2.0)
Other comprehensive loss, net of tax	—	—	—	—	(0.8)	—	(0.8)
Balance, December 26, 2021	15.2	124.0	—	1,578.9	0.6	(634.4)	945.1
Stock-based compensation	—	—	—	26.3	—	—	26.3
Issuance of common stock for employee stock purchase plan, options and warrants	—	0.5	—	6.2	—	—	6.2
Restricted stock issued and related taxes	—	1.0	—	(12.5)	—	—	(12.5)
Issuance of common stock	—	0.3	—	5.0	—	—	5.0
Net income (loss)	3.7	—	—	—	—	(36.9)	(36.9)
Other comprehensive loss, net of tax	—	—	—	—	(1.4)	—	(1.4)
Acquisition of noncontrolling interest	(7.7)	0.2	—	4.5	—	—	4.5
Balance, December 25, 2022	11.2	126.0	—	1,608.4	(0.8)	(671.3)	936.3
Stock-based compensation	—	—	—	25.3	—	—	25.3
Issuance of common stock for employee stock purchase plan, options and warrants	—	0.8	—	6.5	—	—	6.5
Restricted stock issued and related taxes	—	0.7	—	(3.7)	—	—	(3.7)
Issuance of common stock for acquisitions	—	1.0	—	14.8	—	—	14.8
Gain on interest rate swap contract					0.7		0.7
Net income (loss)	11.3	—	—	—	—	(8.9)	(8.9)
Other comprehensive income, net of tax	—	—	—	—	1.8	—	1.8
Acquisition of noncontrolling interest	—	0.8	—	3.2	—	—	3.2
Balance, December 31, 2023	$22.5	129.3	$—	$1,654.5	$1.7	$(680.2)	$976.0

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2023, December 25, 2022, and December 26, 2021
(in millions)

	2023	2022	2021
Operating activities:
Net income (loss)	$2.4	$(33.2)	$(1.6)
Income (loss) from discontinued operations	0.2	0.9	(2.1)
Income (loss) from continuing operations	2.2	(34.1)	0.5
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	33.2	30.5	25.7
Deferred income taxes	2.5	(3.1)	(0.4)
Amortization of lease right-of-use assets	11.5	10.4	9.0
Stock-based compensation	25.3	26.3	25.8
Loss on extinguishment of debt	—	13.0	—
Amortization of deferred financing costs	0.7	0.8	1.0
Provision (recovery) of doubtful accounts	1.0	—	(0.2)
Litigation settlement charges	—	5.5	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(13.1)	(4.9)	2.6
Unbilled receivables	14.4	(22.4)	(15.7)
Inventoried costs	(29.6)	(23.8)	(5.3)
Prepaid expenses	(3.9)	(1.9)	2.4
Other assets	(12.3)	(18.7)	(6.9)
Operating lease liabilities	(11.4)	(10.5)	(9.3)
Accounts payable	4.4	4.5	(5.3)
Accrued expenses	1.4	5.6	(7.4)
Accrued compensation	12.4	0.8	(1.3)
Accrued interest	0.2	0.1	(0.1)
Billings in excess of costs and earnings on uncompleted contracts	28.4	2.7	24.1
Income tax receivable and payable	(0.5)	0.1	1.4
Other liabilities	(1.6)	(6.5)	(5.3)
Net cash provided by (used in) operating activities from continuing operations	65.2	(25.6)	35.3
Investing activities:
Cash paid for acquisitions, net of cash acquired	0.3	(132.2)	(12.3)
Proceeds from sale of assets	8.3	0.2	2.2
Proceeds from insurance	—	—	4.5
Capital expenditures	(52.4)	(45.4)	(46.5)
Net cash used in investing activities from continuing operations	(43.8)	(177.4)	(52.1)
Financing activities:
Proceeds from the issuance of long-term debt	—	200.0	—
Borrowing under credit facility	69.0	100.0	—
Redemption of Senior Secured Notes	—	(309.8)	—
Repayment under credit facility, term loan and other debt	(101.0)	(42.5)	(5.1)
Payments of employee taxes withheld from share-based awards	(3.7)	(12.5)	(9.1)
Debt issuance costs	—	(3.3)	—
Payments under finance leases	(1.5)	(1.4)	(1.0)
Proceeds from shares issued under equity plans	6.5	6.2	5.9
Net cash used in financing activities from continuing operations	(30.7)	(63.3)	(9.3)
Net cash used in continuing operations	(9.3)	(266.3)	(26.1)
Net operating cash flows of discontinued operations	—	(0.1)	(4.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.8	(1.7)	(1.5)
Net decrease in cash, cash equivalents and restricted cash	(8.5)	(268.1)	(32.1)
Cash, cash equivalents and restricted cash at beginning of year	81.3	349.4	381.5
Cash, cash equivalents and restricted cash at end of year	$72.8	$81.3	$349.4
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$19.6	$13.7	$19.9
Net cash paid during the year for income taxes	$6.5	$4.4	$2.0
Non-cash financing and investing activities:
Financing lease obligation incurred	$6.9	9.1	5.8
Capital expenditures included in accounts payable and accrued expenses	$0.6	$2.7	$3.0
Common stock issuance for purchase of noncontrolling interests	$10.7	$2.7	$—
Common stock issuance for acquisition	$14.8	$5.0	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Summary of Significant Accounting Policies

(a)    Description of Business

Kratos is technology, products, system and software company addressing the defense, national security, and commercial markets. Kratos makes true internally funded research, development, capital and other investments, to rapidly develop, produce and field solutions that address our customers’ mission critical needs and requirements. At Kratos, affordability is a technology, and the Company seeks to utilize proven, leading edge approaches and technology, not unproven bleeding edge approaches or technology, with Kratos’ approach designed to reduce cost, schedule and risk, and enable the Company to be first to market with cost effective solutions. Kratos believes that it is known as the innovative disruptive change agent in the industry, a company that is an expert in designing products and systems up front for successful rapid, large quantity, low cost future manufacturing which is a value add competitive differentiator for the Company’s large traditional prime system integrator partners and also to the Company’s government and commercial customers. Kratos intends to pursue program and contract opportunities as the prime or lead contractor when we believe that our probability of win is high and any investment required by Kratos is within our capital resource comfort level. Kratos intends to partner and team with a large, traditional system integrator when our assessment of probability of win is greater or required investment is beyond Kratos’ comfort level. Kratos’ primary business areas include, virtualized ground systems for satellites and space vehicles including software for command & control (C2) and telemetry, tracking and control (TT&C), jet powered unmanned aerial drone systems, hypersonic vehicles and rocket systems, propulsion systems for drones, missiles, loitering munitions, supersonic systems, space craft and launch systems, C5ISR and microwave electronic products for missile, radar, missile defense, space, satellite, counter UAS, directed energy, communication and other systems, and virtual & augmented reality training systems for the warfighter.

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

(c)    Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year, with interim fiscal periods ending on the last Sunday of each calendar quarter. There were 53 calendar weeks in the fiscal years ending on December 31, 2023, and 52 calendar weeks in the fiscal years ending on December 25, 2022 and December 26, 2021.

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

Remaining Performance Obligations

Revenues from remaining performance obligations are calculated as the dollar value of the remaining performance obligations on executed contracts. On December 31, 2023, the Company had approximately $1,243.9 million of remaining performance obligations. The Company expects to recognize approximately 65.0% of the remaining performance obligations as revenue in 2024, an additional 14.0% in 2025, and the balance thereafter.

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

As a result of the EAC process, any quarterly adjustments to revenues, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if it is determined the Company will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if it is determined the Company will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could affect the profitability of one or more of the Company’s contracts. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined. For the year ended December 26, 2021 the Company recorded a $6.9 million favorable EAC adjustment on one of its long-term government contracts. No other cumulative catch-up adjustment on any one contract was material to the Company’s consolidated financial statements for the years ended December 31, 2023, December 25, 2022 and December 26, 2021. Likewise, other than the impact of the adjustment for the one contract in the year ended December 26, 2021, total cumulative catch-up adjustments were not material for the years ended December 31, 2023, December 25, 2022 and December 26, 2021. As of December 31, 2023 and December 25, 2022, accrued expenses included the accrual for losses on contracts of $2.0 million and $1.2 million, respectively.

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

Net contract assets and liabilities are as follows (in millions):

	December 31, 2023	December 25, 2022	Net Change
Contract assets	$200.4	$222.8	$(22.4)
Contract liabilities	$101.8	$62.1	$39.7
Net contract assets	$98.6	$160.7	$(62.1)

The change in the balances of the Company’s contract assets and liabilities primarily results from timing differences between revenue recognition and customer billings and/or payments. Contract assets decreased $22.4 million during the year ended December 31, 2023, primarily due to lower unbilled receivables. There were no significant impairment losses related to any receivables or contract assets arising from the Company’s contracts with customers during the year ended December 31, 2023. Contract liabilities increased $39.7 million during the year ended December 31, 2023, primarily due to payments received in excess of revenue recognized on these performance obligations. For the years ended December 31, 2023 and December 25, 2022, the Company recognized revenue of $48.1 million and $47.5 million, respectively, that was previously included in the beginning balance of contract liabilities.

In November 2019, a large training solutions program was terminated for convenience (“T for C”) by the customer. Under a T for C, a contractor is entitled to seek specified costs through a termination settlement process including (1) the contract price for completed supplies and services accepted by the government but not previously paid for; (2) the cost incurred in the performance of work terminated plus a reasonable profit on those costs; and (3) its costs incurred in settling with subcontractors and preparing and settling the termination proposal. Under a T for C, the Company would not be able to collect the total withheld amounts until the settlement terms of the T for C have been negotiated and agreed to with the customer. In March 2022, the Company and the customer agreed to a settlement of $6.0 million for a portion of the amounts outstanding on this project, which was collected in July 2022. At December 31, 2023, approximately $4.8 million in unbilled receivables was outstanding on this project, which is subject to negotiation and settlement with the customer.

The Company was also in dispute with an international customer in the Unmanned Systems (US) segment concerning the completion of certain system requirements and certain contractual milestones related to a contract the Company acquired with the acquisition of CEi in 2012. On June 30, 2022, the parties entered into a settlement agreement to resolve their dispute and to settle all claims and counterclaims. The Company has recorded a $5.5 million litigation settlement charge included in restructuring expenses and other in the year ended December 25, 2022. In the year ended December 25, 2022, the Company paid approximately $3.7 million related to the settlement agreement. The Company has implemented all terms of the settlement agreement and the dispute is fully resolved effective July 2023.

    Disaggregation of Revenue

    The following series of tables presents the Company’s revenue disaggregated by several categories. For the majority of contracts, revenue is recognized over time as work is performed on the contract. Revenue by contract type was as follows (in millions):

	Year Ended December 31, 2023	Year Ended December 25, 2022
Kratos Government Solutions
Fixed price	$566.3	$476.1
Cost plus fee	209.5	158.4
Time and materials	49.1	42.1
Total Kratos Government Solutions	824.9	676.6
Unmanned Systems
Fixed price	160.9	156.6
Cost plus fee	41.9	59.1
Time and materials	9.4	6.0
Total Unmanned Systems	212.2	221.7
Total Revenues	$1,037.1	$898.3

Revenue by customer was as follows (in millions):

	Year Ended December 31, 2023	Year Ended December 25, 2022
Kratos Government Solutions
U.S. Government (1)	$512.5	$420.4
International (2)	192.8	157.5
U.S. Commercial and other customers	119.6	98.7
Total Kratos Government Solutions	824.9	676.6
Unmanned Systems
U.S. Government (1)	200.2	203.3
International (2)	9.2	15.6
U.S. Commercial and other customers	2.8	2.8
Total Unmanned Systems	212.2	221.7
Total Revenues	$1,037.1	$898.3

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

From time to time, the Company may proceed with work based on customer direction prior to the completion and signing of formal contract documents. The Company has a formal review process for approving any such work. Revenue associated with such work is recognized only when the criteria to establish a contract under ASC 606 are met and the obligations under the contract are legally enforceable. As of December 31, 2023 and December 25, 2022, approximately

$13.0 million and $12.2 million, respectively, of the Company’s unbilled accounts receivable balance were under an authorization to proceed or work order from its customers where a formal purchase order had not yet been received.

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

When tax deductions from stock options and awards are less than the cumulative book compensation expense, the tax effect of the resulting difference is a shortfall. For the year ended December 31, 2023, an income tax expense of $0.4 million was recorded for shortfall generated from stock options and awards exercised in 2023. For the year ended December 25, 2022, an income tax benefit of $0.7 million was recorded for windfalls generated from stock options and awards exercised in 2022. For the tax year ended December 26, 2021, an income tax benefit of $2.4 million was recorded for windfalls generated from stock options and awards exercised in 2021.

The following table shows the amounts recognized in the consolidated financial statements for stock-based compensation expense related to stock options, stock awards and stock offered under the Company’s employee stock purchase plan (in millions).

	Year ended December 31, 2023	Year ended December 25, 2022	Year ended December 26, 2021
Selling, general and administrative expenses	$25.3	$26.3	$25.8
Total cost of employee stock-based compensation included in operating income (loss) from continuing operations	$25.3	$26.3	$25.8

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

The following table outlines the balance of the Company’s allowance for doubtful accounts for 2023, 2022 and 2021. The table identifies the additional provisions each year as well as the write-offs that utilized the allowance (in millions).

Allowance for Doubtful Accounts	Balance at Beginning of Year	Provisions	Write-offs/ Recoveries	Balance at End of Year
Year ended December 26, 2021	$1.8	$(0.2)	$(1.2)	$0.4
Year ended December 25, 2022	$0.4	$—	$—	$0.4
Year ended December 31, 2023	$0.4	$1.0	$(0.3)	$1.1

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

(p)    Fair Value of Financial Instruments

ASC Topic 825, Financial Instruments, requires that fair values be disclosed for the Company’s financial instruments. The carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued expenses, billings in excess of costs and earnings on uncompleted contracts, and income taxes payable, approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s long-term debt outstanding at December 31, 2023 is recorded at fair value. The fair value of the Company’s Senior Secured Notes (as defined below in Note 5), which were redeemed on March 14, 2022, is based upon quoted market prices.

The Company uses forward exchange contracts to manage interest rate risk associated with our debts as well as foreign currency risks associated with certain transactions, specifically forecasted materials and salaries paid in foreign currencies. These derivative instruments are measured at fair value using observable market inputs such as forward rates. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At December 31, 2023, the derivative instruments were included in other current assets and other current liabilities on the Company's Condensed Consolidated Balance Sheets. The carrying amounts and the related fair values of the Company’s derivative instruments measured at fair value on a recurring basis at December 31, 2023 and December 25, 2022, are presented in Note 17. There were no derivative instruments for forward exchange contracts at December 26, 2021.

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

(s)    Interest Expense, Net

Interest expense, net is summarized in the following table (in millions):

	Year ended December 31, 2023	Year ended December 25, 2022	Year ended December 26, 2021
Interest expense incurred primarily on indebtedness	$(21.7)	$(18.3)	$(23.7)
Miscellaneous interest income	1.2	0.6	0.3
Interest expense, net	$(20.5)	$(17.7)	$(23.4)

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

The aggregate foreign currency transaction loss included in determining net loss for the years ended December 31, 2023, December 25, 2022, and December 26, 2021 was approximately $1.7 million, $0.1 million, and $0.8 million, respectively, which is included in other income (expense), net on the accompanying consolidated statements of operations and comprehensive income (loss).

(u)    Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. ASU 2023-07 also requires all segment profit or loss and assets disclosures to be provided on an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning one year later. The amendments must be applied retrospectively to all prior periods presented. The Company is currently evaluating the impact of the adoption of ASU 2023-07 on its consolidated financial statements.

Note 2.     Acquisitions

CTT Inc.

On December 10, 2021 , the Company acquired CTT Inc. (“CTT”), a company that designs, develops, and manufactures microwave application components and equipment primarily for customers in the defense industry. The purchase price was approximately $22.0 million in cash, subject to adjustments for transaction expenses, indebtedness, cash on hand, and post-closing working capital adjustments. Approximately $6.3 million of the purchase price was paid on December 10, 2021, $15.2 million of the purchase price was paid on December 30, 2021, and the remainder of the purchase price was paid during the three months ended June 26, 2022. The operating results of the acquisition have been included in the Company’s results of operations from the effective acquisition date. The amount of net sales and earnings of CTT included in the condensed consolidated statement of operations for the year ended December 26, 2021 are not material. Had the acquisition occurred as of December 28, 2020, net sales, net income from consolidated operations, net income attributable to Kratos, and basic and diluted net income per share attributable to Kratos on a pro forma basis for the year ended December 26, 2021 would not have been materially different than the reported amounts. CTT is included in the KGS segment.

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

Pro Forma Financial Information (Unaudited)

The following tables summarize the supplemental condensed consolidated statements of operations information on an unaudited pro forma basis as if the acquisition of Cosmic occurred on December 28, 2020 and include adjustments that were directly attributable to the foregoing transactions. There are no material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and income (loss). The pro forma results are for illustrative purposes only for the applicable period.

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

The amounts of revenue and operating income of SRE included in the Company’s condensed consolidated statement of operations for the year end December 31, 2023 were $53.2 million and $3.6 million, respectively. The amounts of revenue and operating income of SRE included in the Company’s condensed consolidated statement of operations for the year end December 25, 2022 were $26.8 million and $2.9 million, respectively.

A summary of the consideration paid for the acquired assets is as follows (in millions):

Cash paid	$74.4
Common stock issued	5.0
Total consideration	$79.4

Pro Forma Financial Information (Unaudited)

The following tables summarize the supplemental condensed consolidated statements of operations information on an unaudited pro forma basis as if the acquisition of SRE occurred on December 28, 2020 and include adjustments that were directly attributable to the foregoing transactions. There are no material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and income (loss). The pro forma results are for illustrative purposes only for the applicable period.

For the years ended December 25, 2022 and December 26, 2021 (all amounts, except per share amounts, are in millions):

	2022	2021
Pro forma revenues	$915.3	$850.7
Pro forma net income (loss) before tax	$(31.6)	$3.8
Pro forma net income ( loss)	$(35.8)	$1.3

Basic pro forma income (loss) per share	$(0.28)	$0.01
Diluted pro forma income (loss) per share	$(0.28)	$0.01

Sierra Technical Services, Inc.

On October 3, 2023, the Company entered into an agreement to acquire all of the outstanding equity securities of aerial target drone designer Sierra Technical Services, Inc. (“STS”) pursuant to which the Company (i) issued 866,026 shares of
Kratos common stock valued at $12.8 million on October 3, 2023 and (ii) agreed to issue up to an additional 979,038 shares of
Kratos common stock valued at $14.5 million pursuant to certain holdback and earn-out provisions, in each case, to the former stockholders of STS. The Company recorded net assets of $12.4 million and goodwill of $10.9 million related to the STS acquisition. Significant assets of STS acquired by the Company included accounts receivable of $11.0 million, and identified intangibles (contracts and backlog) of $14.0 million. Significant liabilities of STS assumed by the Company included deferred revenue of $11.4 million. The allocation of the total consideration for this acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocations to be material to the Company's consolidated financial statements. The operating results of the acquisition have been included in the Company’s results of operations from the effective date of the acquisition. The amount of net sales and earnings of STS included in the condensed consolidated statement of operations for the year ended December 31, 2023 are not material. Had the acquisition occurred as of December 26, 2022, net sales, net income from consolidated operations, net income attributable to Kratos, and basic and diluted net income per share attributable to Kratos on a pro forma basis for the year ended December 31, 2023 would not have been materially different than the reported amounts. STS is included in the US segment.

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

The KGS reportable segment has five operating businesses: Defense and Rocket Support Systems (“DRSS”), Microwave Electronics (“ME”), Space, Training and Cybersecurity Solutions (“ST&C”), C5ISR/Modular Systems (“MS”), and Kratos Turbine Technologies (“KTT”). All of the KGS operating segments provide technology based defense solutions, involving products and services, primarily for mission critical U.S. National Security priorities, with the primary focus relating to the nation’s C5ISR requirements. The US reportable segment consists of its unmanned aerial system, unmanned ground, and unmanned seaborne system products.

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

The carrying amounts of goodwill as of December 31, 2023 and December 25, 2022 by reportable segment are as follows (in millions):

	As of December 31, 2023
	US	KGS	Total
Gross value	$138.8	$683.6	$822.4
Less accumulated impairment	13.8	239.5	253.3
Net	$125.0	$444.1	$569.1

	As of December 25, 2022
	US	KGS	Total
Gross value	$127.9	$683.6	$811.5
Less accumulated impairment	13.8	239.5	253.3
Net	$114.1	$444.1	$558.2

(b)    Purchased Intangible Assets

The following table sets forth information for acquired finite-lived and indefinite-lived intangible assets (in millions):

	As of December 31, 2023			As of December 25, 2022
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$80.9	$(62.8)	$18.1	$80.9	$(60.1)	$20.8
Contracts and backlog	53.1	(38.8)	14.3	39.1	(36.3)	2.8
Developed technology and technical know-how	33.7	(28.2)	5.5	33.7	(27.0)	6.7
Trade names	3.8	(2.7)	1.1	3.8	(2.3)	1.5
In-process research and development	16.8	(0.3)	16.5	16.8	(0.3)	16.5
Total finite-lived intangible assets	188.3	(132.8)	55.5	174.3	(126.0)	48.3
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$195.2	$(132.8)	$62.4	$181.2	$(126.0)	$55.2

The aggregate amortization expense for finite-lived intangible assets was $6.8 million, $7.4 million and $4.7 million, for the years ended December 31, 2023, December 25, 2022, and December 26, 2021, respectively. The Company records all amortization expense in selling, general and administrative expenses.

The estimated future amortization expense of acquired intangible assets with finite lives as of December 31, 2023 is as follows (in millions):

Fiscal Year	Amount
2024	9.4
2025	9.7
2026	9.1
2027	7.4
2028	4.5
Thereafter	15.4
Total	$55.5

Note 4.    Balance Sheet Details

The detail of certain assets in the consolidated balance sheets consists of the following:

Cash and cash equivalents

The Company’s cash equivalents consist of overnight cash sweep accounts that are invested on a daily basis. Cash and cash equivalents at December 31, 2023 and December 25, 2022 were $72.8 million and $81.3 million, respectively, and approximated their fair value.

Accounts receivable, net and Unbilled receivables, net

Receivables including amounts due under long-term contracts are summarized as follows (in millions):

	December 31, 2023	December 25, 2022
Billed, current	$129.8	$105.9
Unbilled, current	200.5	223.0
Total current accounts receivable	330.3	328.9
Allowance for doubtful accounts	(1.1)	(0.4)
Total accounts receivable and unbilled receivables, net	$329.2	$328.5

Substantially all accounts receivable at December 31, 2023, are expected to be collected in 2024. The Company does not believe it has significant exposure to credit risk, as accounts receivable and the related unbilled amounts are primarily from contracts associated with the U.S. Government.

U.S. Government contract receivables where the Company is the prime contractor included in accounts receivable, net (in millions):

	December 31, 2023	December 25, 2022
Billed	$21.0	$15.9
Unbilled	71.0	87.4
Total U.S. Government contract receivables	$92.0	$103.3

Inventoried costs (in millions):

	December 31, 2023	December 25, 2022
Raw materials	$78.0	$73.6
Work in process	72.9	50.8
Finished goods	5.3	1.1
Total inventoried costs	$156.2	$125.5

Property, plant and equipment, net (in millions)

	December 31, 2023	December 25, 2022
Finance lease right of use assets	$56.1	$54.9
Land and buildings	40.8	38.4
Computer equipment and software	51.4	45.7
Machinery and equipment	152.8	129.9
Furniture and office equipment	8.2	7.6
Leasehold improvements	24.0	22.9
Construction in progress	69.7	51.0
Property and equipment	403.0	350.4
Accumulated depreciation and amortization	(159.4)	(137.3)
Total property and equipment, net	$243.6	$213.1

Depreciation expense was $26.4 million, $23.1 million and $21.0 million for the years ended December 31, 2023, December 25, 2022, and December 26, 2021, respectively.

Note 5.    Debt

(a) 2022 Credit Facility

On February 18, 2022, the Company completed the refinancing of its then-outstanding $90 million revolving credit facility and $300 million 6.5% Senior Secured Notes due November 2025 (the “Senior Secured Notes”), with a new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A (collectively, the “2022 Credit Facility”). The Company incurred debt issuance costs of $3.3 million associated with the 2022 Credit Facility. During the year ended December 31, 2023, the Company made $5.0 million of principal payments on Term Loan A. The Company has net amounts outstanding of approximately $35.0 million under the new Revolving Credit Facility, with approximately $165.0 million remaining in borrowing capacity, less approximately $10.2 million of letters of credit outstanding.

On February 18, 2022, the proceeds of $300 million from the 2022 Credit Facility, along with cash funded by the Company for the 3.25% call premium to redeem the Company’s then-outstanding Senior Secured Notes, plus accrued interest, was distributed to the trustee for redemption of the Senior Secured Notes. The redemption of the Company’s outstanding Senior Secured Notes closed on March 14, 2022, for an amount of cash equal to 103.25% of the principal amount thereof plus accrued and unpaid interest thereon. The Company incurred a loss on the extinguishment of debt of $9.8 million related to the call premium on the Senior Secured Notes and the write-off of $3.2 million of unamortized debt issuance costs, resulting in a total loss on extinguishment of debt of $13.0 million.

The 2022 Credit Facility is governed by a Credit Agreement (the “Credit Agreement”), dated February 18, 2022, by and among the Company, the lenders from time to time party thereto (the “Lenders”), the Issuing Banks party thereto (as defined in the Credit Agreement) and Truist Bank, in its capacity as administrative agent for the Lenders, and as an issuing bank and as the swingline lender which established a five-year senior secured credit facility which is comprised of a $200 million revolving credit facility (the “Revolving Credit Facility”) (which includes sub-facilities for the incurrence of up to $10.0 million of swingline loans and the issuance of up to $50.0 million of Letters of Credit) and a $200 million term loan (the “Term Loan A”). The Credit Agreement contemplates uncommitted incremental credit facilities of up to $200 million (which amount would be reduced by the aggregate amount of any and all incremental credit facilities actually established under the Credit Agreement)

plus additional uncommitted incremental capacity subject to a limitation based on the Company’s pro forma total net leverage ratio (including any such additional uncommitted incremental capacity).

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

Mandatory amortization on the Term Loan A is 2.5% in each of the first and second years and 5.0% in each of the third, fourth and fifth years, with the remaining outstanding balance due at maturity. The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. The Company was in compliance with the covenants contained in the Credit Agreement as of December 31, 2023.

On April 28, 2023, the Company entered into an interest rate swap contract to hedge U.S. dollar-one month Term SOFR in order to fix the interest rate movements associated with the Company’s Term Loan A. The initial hedge amount was $195.0 million and amortizes in accordance with Term Loan A. The swap is at a fixed rate of one-month term SOFR of 3.721% and settles monthly on the last day of each calendar month. The swap has an effective date of May 1, 2023 and terminates on May 1, 2026. Refer to Note 17 for further discussion of the accounting treatment of the swap arrangement.

Term Loan and Revolving Credit Debt

Term loan and revolving credit debt and the current period interest rates are as follows (in millions):

	December 31, 2023	December 25, 2022
Term Loan A	$192.5	$197.5
Revolving credit facility	35.0	60.0
Total debt	227.5	257.5
Less current portion	7.5	6.3
Total long-term debt, less current portion	220.0	251.2
Less long-term unamortized debt issuance costs - term loans	0.7	1.0
Total long-term debt, net of unamortized debt issuance costs - term loans	$219.3	$250.2
Unamortized debt issuance costs - revolving credit facility	$0.7	$1.0
Current period interest rate	7.7%	6.4%

Future long-term debt principal payments at December 31, 2023 were as follows (in millions):

2024	$7.5
2025	$10.0
2026	$10.0
2027	$200.0
$227.5

Note 6.    Leases

The components of lease expense for the years ended December 31, 2023, and December 25, 2022 were as follows (in millions):

	December 31, 2023	December 25, 2022
Amortization of right of use assets - finance leases	$3.1	$2.9
Interest expense on lease liabilities - finance leases	3.1	3.0
Operating lease cost (expense resulting from amortization of total lease payments)	14.0	12.9
Short-term lease cost	1.2	0.8
Variable lease cost (cost excluded from lease payments)	0.1	0.1
Sublease income	—	—
Total lease cost	$21.5	$19.7

The components of leases on the balance sheet were as follows (in millions):

	December 31, 2023	December 25, 2022
Operating Leases:
Operating lease right-of-use assets	$45.7	$47.4
Current portion of operating lease liabilities	$12.1	$10.8
Operating lease liabilities, net of current portion	$37.8	$40.8
Finance leases:
Property, plant and equipment, net	$45.4	$45.8
Other current liabilities	$1.3	$1.7
Other long-term liabilities	$50.9	$49.9

Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2023, and December 25, 2022 were as follows (in millions):

	December 31, 2023	December 25, 2022
Finance lease - cash paid for interest	$3.1	$3.0
Finance lease - financing cash flows	$1.5	$1.4
Operating lease - operating cash flows (fixed payments)	$14.1	$13.3

Other supplemental noncash information (in millions):

	December 31, 2023	December 25, 2022
Operating lease liabilities arising from obtaining right-of-use assets	$12.1	$20.1
Finance lease liabilities arising from obtaining right-of-use assets	$6.9	$9.1

Weighted-average remaining lease term (in years):
Operating leases	4.59	5.14
Finance leases	14.91	15.20

Weighted-average discount rate:
Operating leases	4.95%	4.92%
Finance leases	6.35%	6.02%

The maturity of lease liabilities is (in millions):

	Operating Leases	Finance Leases
2024	$14.1	$4.6
2025	12.0	4.8
2026	10.2	5.0
2027	9.5	5.1
2028	6.4	5.2
Thereafter	3.5	58.0
Total lease payments	55.7	82.7
Less: imputed interest	(5.8)	(30.5)
Total present value of lease liabilities	$49.9	$52.2

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

The following shares were excluded from the calculation of diluted income (loss) per common share because their inclusion would have been anti-dilutive (in millions):

	Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
Shares from stock options and awards	1.8	1.5	0.1

Note 8.    Income Taxes

The components of income (loss) from continuing operations before income taxes are comprised of the following (in millions):

	December 31, 2023	December 25, 2022	December 26, 2021
Domestic	$(9.6)	$(48.4)	$(6.7)
Foreign	20.7	15.7	11.1
Total	$11.1	$(32.7)	$4.4

The provision (benefit) for income taxes from continuing operations are comprised of the following (in millions):

	Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
Federal income taxes:
Current	$—	$—	$—
Deferred	2.4	(4.5)	(0.1)
Total Federal	2.4	(4.5)	(0.1)
State and local income taxes:
Current	1.3	0.6	1.5
Deferred	0.3	1.9	0.5
Total State and local	1.6	2.5	2.0
Foreign income taxes:
Current	5.1	3.9	2.9
Deferred	(0.2)	(0.5)	(0.9)
Total Foreign	4.9	3.4	2.0
Total	$8.9	$1.4	$3.9

A reconciliation of the total income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate of 21% to the income from continuing operations before income taxes for the years ended December 31, 2023, December 25, 2022 and December 26, 2021 is as follows (in millions):

	Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
Income tax (benefit) at federal statutory rate	$2.3	$(6.9)	$0.9
State taxes (benefit), net of federal tax benefit and valuation allowance	3.7	(0.3)	0.5
Difference in tax rates between U.S. and foreign	1.7	(0.2)	(0.5)
Increase (decrease) in valuation allowance	(2.0)	4.9	1.2
Nondeductible expense	0.5	0.5	0.8
Increase in reserve for uncertain tax positions	0.5	0.3	0.9
Other	0.1	0.2	0.1
Officer’s compensation 162(m) limitation	0.5	1.0	0.9
R&D tax credit	(0.9)	(0.9)	(0.9)
Stock-based compensation	2.5	2.8	—
Total	$8.9	$1.4	$3.9

On August 16, 2022, the President signed into law the Inflation Reduction Act of 2022 which contained provisions effective January 1, 2023, including a 15% corporate minimum tax and a 1% excise tax on stock buybacks, both of which we expect to be immaterial to our financial results, financial position and cash flows.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows (in millions):

	December 31, 2023	December 25, 2022
Deferred tax assets:
Stock-based compensation	$9.3	$9.4
Payroll related accruals	8.6	6.7
Lease accruals	27.0	25.7
Net operating loss carryforwards	44.7	55.1
Tax credit carryforwards	12.2	11.3
Deferred expenses	12.6	14.1
Other	19.8	19.4
	134.2	141.7
Valuation allowance	(12.6)	(14.6)
Total deferred tax assets, net of valuation allowance	121.6	127.1
Deferred tax liabilities:
Unearned revenue	(2.9)	(3.3)
Operating lease right-of-use assets	(24.2)	(23.2)
Other intangibles	(22.2)	(23.1)
Property and equipment, principally due to differences in depreciation	(6.3)	(5.6)
Other	(2.0)	(1.6)
Total deferred tax liabilities	(57.6)	(56.8)
Net deferred tax asset	$64.0	$70.3

During the fourth quarter of 2023, the Company evaluated all available evidence, both positive and negative, to determine whether based on the weight of that evidence, a valuation allowance for deferred tax assets was needed. Evidence evaluated by the Company included but was not limited to, its three-year cumulative results, and its forecast of taxable income. As a result, the Company determined that the majority of the Company’s U.S. deferred tax assets were more likely than not to be realized and that a valuation allowance with respect to a majority of the Company’s deferred tax assets was not required. The remaining valuation allowance on the Company’s U.S. deferred tax assets as of December 31, 2023 relates primarily to state net operating loss carryforwards, capital loss carryforwards and research & development tax credit carryforwards the Company estimates it may not be able to utilize in future periods. During fiscal 2023, the Company recorded a net decrease in its valuation allowance of $2.0 million.
At December 31, 2023, the Company had federal tax loss carryforwards of $169.6 million and various state tax loss carryforwards of $207.8 million. The federal tax loss carryforwards will begin to expire in 2032 and state tax loss carryforwards begin to expire in 2024 in certain states.
At December 31, 2023, the Company had federal tax credit carryforwards of $14.2 million and various state tax credit carryforwards of $0.9 million. The federal tax credit carryforwards will begin to expire in 2024 and the state tax credit carryforwards do not have an expiration.
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
In tax years 2010 and 2011 the Company experienced a Section 382 “ownership change” that will limit the utilization of NOL carryforwards. Additionally, in prior years the Company acquired corporations with NOL carryforwards at the date of acquisition (“Acquired NOLs”). The Acquired NOLs are subject to separate limitations that may further restrict the use of

Acquired NOLs. For the year ended December 31, 2023, there was no impact of such Section 382 limitations on the income tax provision since the amount of taxable income did not exceed the annual limitation amount. However, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOLs or other tax attributes may be further limited.
As of December 31, 2017, all accumulated undistributed earnings of our foreign subsidiaries were subject to the one-time transition tax on foreign earnings required by the 2017 Tax Cuts and Jobs Act. It is the Company’s intention to permanently reinvest undistributed earnings of its foreign subsidiaries. As such, the Company has not provided deferred U.S. income taxes or foreign withholding taxes of approximately $6.4 million on temporary differences relating to the outside basis in its investment in foreign subsidiaries. As of December 31, 2023, the Company has $44.1 million of cash and cash equivalents available for distribution.

The Company is subject to taxation in the U.S., various state tax jurisdictions and various foreign tax jurisdictions. The Company’s tax years for 2003 and later are subject to examination by the U.S. and state tax authorities due to the existence of NOL carryforwards. Generally, the Company’s tax years for 2018 and later are subject to examination by various foreign tax authorities as well.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

Balance as of December 27, 2020	$25.4
Increases related to prior periods	0.1
Increases related to current year tax positions	0.5
Expiration of applicable statutes of limitations	(0.2)
Increases related to acquisitions	0.1
Balance as of December 26, 2021	25.9
Decreases related to prior periods	(0.7)
Increases related to current year tax positions	0.2
Expiration of applicable statutes of limitations	(0.4)
Balance as of December 25, 2022	25.0
Increases related to prior periods	0.2
Increases related to current year tax positions	0.2
Expiration of applicable statutes of limitations	(0.1)
Balance as of December 31, 2023	$25.3

Included in the balance of unrecognized tax benefits at December 31, 2023, are $22.7 million of tax benefits that, if recognized, would impact the effective tax rate. Included in this amount is $11.3 million that would become a deferred tax asset if the tax benefit were recognized. As such, this benefit may be impacted by a corresponding valuation allowance depending upon the Company’s assessment of the realizability of the deferred tax asset at the time the benefits are recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the years ended December 31, 2023, December 25, 2022 and December 26, 2021, the Company recorded $0.3 million, $0.3 million, and $0.6 million, respectively, in interest or penalty expenses. These amounts are netted by a benefit for interest and penalties related to the reversal of prior positions of $0.1 million, $0.2 million, and $0.1 million for the years ended December 31, 2023, December 25, 2022, and December 26, 2021, respectively. As of December 31, 2023, December 25, 2022, and December 26, 2021, the Company had accrued total interest and penalties of $5.3 million, $5.1 million and $5.0 million, respectively.

Note 9.     Discontinued Operations

On February 28, 2018, the Company entered into a Stock Purchase Agreement to sell the operations of Kratos Public Safety & Security Solutions, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“PSS”), to Securitas Electronic Security, Inc., a Delaware corporation (“Buyer”). On June 11, 2018, the Company completed the sale of all of the issued and outstanding capital stock of PSS to Buyer for a purchase price of $69 million in cash, subject to a closing net working capital adjustment (the “Transaction”). The Company received approximately $68.7 million of aggregate net cash proceeds from the Transaction, after taking into account amounts that were paid by the Company pursuant to a negotiated transaction services agreement between the Company and the Buyer, receipt of approximately $7.3 million in net working capital retained by the Company, and associated transaction fees and expenses and including the impact of the final settlement and determination of the closing net working capital adjustment which was settled with the Buyer in the fourth quarter of 2021. Included in the year ended December 26, 2021 is approximately $1.1 million of loss from discontinued operations related to the final working capital settlement. Included in the year ended December 25, 2022 is an approximate $0.9 million gain as a result of the release of an indemnification liability following the lapse of the statute of limitations associated with a potential tax liability that was recorded in 2019 as part of the sale of PSS. Included in the year ended December 31, 2023 is an approximate $0.2 million gain as a result of the release of an indemnification liability following the lapse of the statute of limitations associated with a potential tax liability that was recorded in 2019 as part of the sale of PSS.

In accordance with ASC 360-10-45-9, Property, Plant, and Equipment (Topic 360) and ASC 205-20-45-3 Presentation of Financial Statements (Topic 205), PSS and its subsidiaries have been reported in discontinued operations in the accompanying consolidated financial statements for all periods presented.

The following table presents the results of discontinued operations (in millions):

	Year ended December 31, 2023	Year ended December 25, 2022	Year ended December 26, 2021
Revenue	$—	$—	$0.1
Cost of sales	—	—	—
Selling, general and administrative expenses	—	0.3	2.4
Loss from discontinued operations before income taxes	—	(0.3)	(2.3)
Gain on disposal of discontinued operations before income taxes	—	—	—
Total loss of discontinued operations before income taxes	—	(0.3)	(2.3)
Income tax benefit	(0.2)	(1.2)	(0.2)
Income (loss) from discontinued operations	$0.2	$0.9	$(2.1)

Revenue and operating results for the year ended December 26, 2021 reflect the final settlement of the working capital dispute with the Buyer which resulted in expenses of approximately $1.1 million, and related legal fees as well as performance on the contracts and working capital retained by the Company.

The following is a summary of the assets and liabilities of discontinued operations as of December 31, 2023 and December 25, 2022 (in millions):

	December 31, 2023	December 25, 2022
Other current liabilities	0.9	0.9
Current liabilities of discontinued operations	$0.9	$0.9
Other long-term liabilities of discontinued operations	$1.1	$1.4

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

As more fully described in Note 17, Derivative Financial Instruments, our forward exchange contracts used to manage foreign currency risks and an interest rate swap contract to hedge U.S. dollar-one month Term SOFR in order to mitigate the exposure to interest rate movements associated with the Company’s Term Loan A are recognized on the Consolidated Balance Sheets as either assets or liabilities and are measured at fair value.

Note 11.    Stockholders’ Equity

(a)    Equity Incentive Plans

In May 2023, the Company’s board of directors (the “Board”) and stockholders approved the 2023 Equity Incentive Plan (the “2023 Equity Plan”). The 2023 Equity Plan is the successor the Amended and Restated Kratos Defense & Security Systems, Inc. 2014 Equity Incentive Plan (the “2014 Plan”), the Kratos Defense & Security Solutions, Inc. 2011 Equity Incentive Plan (the “2011 Plan”), and the Kratos Defense & Security Solutions, Inc. Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”), (collectively, the “Prior Plans”). The 2023 Equity Plan became effective May 24, 2023 and no additional stock awards were granted under the Prior Plans as of May 24, 2023. All outstanding stock awards granted subject to the terms of the Prior Plans will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the respective Prior Plans. As of May 23, 2023, there were 2,280,707 shares remaining available for issuance under the Prior Plans. The 2023 Equity Plan increased the number of shares remaining available for issuance under its equity compensation plans by 2,466,983 shares to 4,747,690 shares.

The Board may grant equity-based awards to selected employees, directors and consultants of the Company pursuant to its 2023 Equity Plan. As of December 31, 2023, there were 4,605,190 shares reserved for issuance for future grant under the 2023 Equity Plan. The Board may amend or terminate the 2023 Equity Plan at any time. Certain amendments, including an increase in the share reserve, require stockholder approval. Generally, options and restricted stock units outstanding vest over periods not exceeding ten years. When the Company grants stock options, they are granted with a per share exercise price not less than the fair market value of the Company’s common stock on the date of grant, and generally would be exercisable for up to ten years from the grant date. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model or a trinomial lattice options pricing model with the weighted average assumptions (annualized percentages). There were no stock options granted or related expenses for stock options in 2023, 2022 or 2021.

A summary of the status of the Company’s stock option plan as of December 31, 2023, and changes in options outstanding under the plan for the year ended December 31, 2023, is as follows:

	Number of Shares Under Option	Weighted-Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(000’s)			(000’s)
Options outstanding at December 25, 2022	18	$4.98	0.0	$79.9
Granted	—	$—
Exercised	(18)	$4.98
Forfeited or expired	—	$—
Options outstanding at December 31, 2023	—	$—	0.0	$—
Options exercisable at December 31, 2023	—	$—	0.0	$—

Upon exercise of an option, the Company issues new shares of common stock.

During the years ended December 31, 2023, December 25, 2022, and December 26, 2021, the following values relate to the exercises under the Company’s option plans:

	2023	2022	2021
Total intrinsic value of options exercised (in thousands)	$80.8	$163.0	$—

The following table summarizes the Company’s Restricted Stock Unit activity:

	Restricted Stock Units (000’s)	Weighted-Average Grant Date Fair Value
Nonvested balance at December 25, 2022	4,659	$12.88
Granted	1,427	$11.39
Vested	(871)	$11.34
Forfeited or expired	(35)	$16.12
Vested but not released	(245)	$12.55
Nonvested balance at December 31, 2023	4,935	$—

As of December 31, 2023, there was $29.9 million of total unrecognized stock-based compensation expense related to nonvested restricted stock units which is expected to be recognized over a remaining weighted-average vesting period of 1.9 years. The fair value of restricted stock unit awards that vested in 2023, 2022, and 2021 was $9.8 million, $30.5 million, and $24.7 million, respectively.

(b)    Employee Stock Purchase Plans

In May 2023, the Board approved the 2023 Employee Stock Purchase Plan (as amended from time to time, the “2023 Purchase Plan”). The 2023 Purchase Plan is the successor to the 1999 Employee Stock Purchase Plan (as amended from time to time, the “1999 Purchase Plan”). The total number of shares of our common stock that were authorized for issuance under the 2023 ESPP is equal to the sum of (1) 3,500,000 shares, plus (2) 766,586 shares, which is the number of shares that remained available for issuance under the 1999 Purchase Plan as of its termination on June 30, 2023 (after giving effect to the purchases pursuant to the offering period ending on such date under the Existing ESPP). The 2023 Purchase Plan qualifies as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Service Code. Unless otherwise determined by the Compensation Committee of the Board, all U.S. employees are eligible to participate in the 2023 Purchase Plan, so long as they are employed by the Company (or a subsidiary designated by the Board) for at least 20 hours per week and were customarily employed by the Company (or a subsidiary designated by the Board) for at least 5 months per calendar year. The 2023 Plan also allows the Board to extend the employee stock purchase program to eligible employees outside of the U.S. In 2023, Kratos employees in Canada and the United Kingdom have been allowed to participate in the 2023 Purchase Plan.

Employees who actively participate in the 2023 Purchase Plan are eligible to have up to 15% of their earnings for each purchase period withheld pursuant to the 2023 Purchase Plan. The amount that is withheld is used at various purchase dates within the offering period to purchase shares of common stock. The price paid for common stock at each such purchase date is equal to the lower of 85% of the fair market value of the common stock at the commencement date of that offering period or 85% of the fair market value of the common stock on the relevant purchase date. Employees are also able to end their participation in the offering at any time during the offering period, and participation ends automatically upon termination of employment. From the 1999 Purchase Plan’s inception through December 31, 2023, the cumulative number of shares of common stock that have been issued under the 1999 Purchase Plan and the 2023 Purchase Plan is 7.7 million and approximately 4.0 million shares are available for future issuance under the 2023 Purchase Plan. During 2023, approximately 1,036,000 shares were issued under the 2023 and 1999 Purchase Plans at an average price of $9.70 per share.

The fair value of shares issued under the 1999 Purchase Plan and the 2023 Purchase Plan for 2023 was estimated using the Black-Scholes option pricing model. The assumptions and resulting fair values of options granted for 2023, 2022 and 2021 were as follows:

	Offering Periods January 1 to December 31 2023	Offering Periods January 1 to December 31 2022	Offering Periods January 1 to December 31 2021
Expected term (in years)(1)	0.5	0.5	0.5
Risk-free interest rate(2)	4.76% - 5.47%	0.19% - 2.51%	0.06% - 0.09%
Expected volatility(3)	41.65% - 45.77%	40.52% - 60.79%	41.40% - 45.93%
Expected dividend yield(4)	—%	—%	—%
Weighted average grant-date fair value per share	$3.30	$4.80	$7.60

(1) The expected term is equivalent to the offering period.
(2) The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant with a term equal to the expected term.
(3) The Company estimated implied volatility based upon trailing volatility.
(4) The Company has no history or expectation of paying dividends on its common stock.

As of December 31, 2023, there was no material unrecognized compensation expense related to the 2023 Purchase Plan or the 1999 Purchase Plan.

Note 12.    Retirement Plans

The Company provides eligible employees the opportunity to participate in defined-contribution savings plans (commonly known as 401(k) plans), which permit contributions on a before-tax basis. Generally, salaried employees and certain hourly employees are eligible to participate in the plans. Under most plans, the employee may contribute to various investment alternatives. In certain plans, the Company matches a portion of the employees’ contributions. The Company’s matching contributions to these defined-contribution savings plans totaled $10.7 million in 2023, $8.1 million in 2022, and $6.4 million in 2021.

Note 13.    Significant Customers

    Revenue from the U.S. Government (which includes foreign military sales) includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $712.7 million, $623.7 million, and $571.1 million or 69%, 69%, and 70%, of total revenue for the years ended December 31, 2023, December 25, 2022, and December 26, 2021, respectively.

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

Revenues, operating income (loss) and assets disclosed below provided by the Company’s reportable segments for the years ended December 31, 2023, December 25, 2022, and December 26, 2021, are as follows (in millions):

	2023	2022	2021
Revenues:
Kratos Government Solutions
Service revenues	$395.9	$320.0	$214.5
Product sales	429.0	356.6	365.1
Total Kratos Government Solutions	824.9	676.6	579.6
Unmanned Systems
Service revenues	6.7	5.2	4.9
Product sales	205.5	216.5	227.0
Total Unmanned Systems	212.2	221.7	231.9
Total revenues	$1,037.1	$898.3	$811.5
Depreciation and amortization:
Kratos Government Solutions	$24.1	$22.7	$17.4
Unmanned Systems	9.1	7.8	8.3
Total depreciation and amortization	$33.2	$30.5	$25.7
Operating income (loss):
Kratos Government Solutions	$52.7	$27.2	$42.3
Unmanned Systems	4.2	(2.8)	13.2
Corporate activities	(25.8)	(27.0)	(27.6)
Total operating income (loss)	$31.1	$(2.6)	$27.9

The US operating loss for the year ended December 25, 2022 included a $5.5 million litigation settlement charge related to the resolution of a dispute with an international customer, for which the contractual arrangement was entered into in March 2011, prior to Kratos’ acquisition of Composite Engineering Inc. The KGS operating income for the year ended December 25, 2022 includes $6.4 million of expenses related to certain non-recoverable costs, including rate and cost growth items, resulting from the inability to hire the required planned direct labor base both internally and by the Company’s subcontractors to execute on its backlog, due to the continued challenges in both hiring and retaining skilled manufacturing personnel, including approximately $3.4 million in expenses in the Company’s C5ISR business, and non-recoverable indirect cost rate growth resulting from a smaller than planned direct labor base due to delays in customer program execution and awards in the Company’s Training Solutions business of approximately $3.0 million. Revenues from foreign customers were approximately $202.0 million or 19%, $173.1 million or 19% and $169.8 million or 21% of total revenue for the years ended December 31, 2023, December 25, 2022, and December 26, 2021, respectively.

    Reportable segment assets are as follows (in millions):

	December 31, 2023	December 25, 2022	December 26, 2021
Assets:
Kratos Government Solutions	$1,190.2	$1,105.1	$907.6
Unmanned Systems	378.6	349.7	327.1
Corporate activities	63.7	96.7	354.8
Total assets	$1,632.5	$1,551.5	$1,589.5

Assets of foreign subsidiaries in the KGS segment were $204.6 million, $178.3 million and $166.2 million as of December 31, 2023, December 25, 2022 and December 26, 2021, respectively.

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

    The Company adjusts the carrying value of such redeemable noncontrolling interest based on an allocation of subsidiary earnings based on ownership interest. Redeemable noncontrolling interest is recorded outside of permanent equity at the higher of its carrying value or management’s estimate of the amount (the “Redemption Amount”) that the Company could be required to pay in connection with the Put Rights. Adjustments to the Redemption Amount will have a corresponding effect on net income per share attributable to Kratos shareholders. As of December 31, 2023, the estimated Redemption Amount of the redeemable noncontrolling interest was $22.5 million. For the year ended December 31, 2023, the Company recorded an adjustment of $9.9 million to increase the carrying value of the redeemable noncontrolling interest to the estimated Redemption Amount. As of December 25, 2022, the estimated Redemption Amount of the redeemable noncontrolling interest was $11.2 million. For the year ended December 25, 2022, the Company recorded an adjustment of $3.1 million to increase the carrying value of the redeemable noncontrolling interest to the estimated Redemption Amount.

Note 17.    Derivative Financial Instruments

The Company’s derivative portfolio consists of forward exchange contracts used to manage foreign currency risks and an interest rate swap contract to hedge U.S. dollar-one month Term SOFR in order to mitigate the exposure to interest rate movements associated with the Company’s Term Loan A. Derivative financial instruments are recognized on the Consolidated Balance Sheets as either assets or liabilities and are measured at fair value.

Forward Exchange Contracts

Changes in the fair values of foreign currency exchange contracts are recorded each period in earnings. As of December 31, 2023, the Company did not use hedge accounting for its foreign currency exchange contracts. The notional value of the Company’s foreign currency forward contracts at December 31, 2023 was $9.3 million. At December 31, 2023, the fair value amounts of the forward exchange contracts were a $0.3 million asset and a $0.1 million liability. The net loss from these derivative instruments of $1.3 million is included in other income (expense) for the year ended December 31, 2023. The notional value of the Company’s foreign currency forward contracts at December 25, 2022, was $10.2 million. At December 25, 2022, the fair value amounts of the forward exchange contracts were a $0.1 million asset and a $0.3 million liability. The net loss from these derivative instruments of $0.2 million is included in other income (expense) for the year ended December 25, 2022.

Interest Rate Swap Contract

On April 28, 2023, the Company entered into an interest rate swap contract with an initial notional amount of $195.0 million to manage the variability of cash flows associated with the Term Loan A. The interest rate swap contract matures on May 1, 2026 and requires periodic interest rate settlements. The swap is at a fixed SOFR of 3.721% and settles monthly on the last day of each calendar month. The Company has designated the interest rate swap contract as a cash flow hedge and assesses the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. Changes in fair value (gains and losses) related to derivative financial instruments that qualify as cash flow hedges are deferred in Accumulated Other Comprehensive Income (Loss) (“AOCI”) until the underlying transaction is reflected in earnings. The net gain reclassified from AOCI from the interest rate swap reflected in earnings was $2.0 million for the year ended December 31, 2023 and is recorded as an offset to interest expense. The Company did not have any interest rate swap contracts on December 25, 2022.

The fair value of this derivative represents the discounted value of the expected future discounted cash flows for the interest rate swap, based on the amortization schedule and the current forward curve for the remaining term of the contract, as of the date of each reporting period (in millions):

	December 31, 2023		December 25, 2022
	Notional Value	Fair Value	Notional Value	Fair Value
Interest rate swap contract designated as a cash flow hedge, net of taxes	$192.5	$0.7	$—	$—