Form 10-Q/A
period 2023-03-26
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2024-02-21
CIK 1069258

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Kratos Defense & Security Solution Inc. (the “Company”)’s Quarterly Report on Form 10-Q for the quarterly period ended March 26, 2023, filed with the Securities and Exchange Commission on May 3, 2023 (the “Form 10-Q”), is to attach an employment agreement entered into between the Company and one of its named executive officers, effective as of January 1, 2023, which the Company inadvertently failed to attach to the Form 10-Q as required under Rule 601(a)(4) of Regulation S-K.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date of the Form 10-Q, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6.  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
2.1	Stock Purchase Agreement, dated February 28, 2018, among Kratos Defense & Security Solutions, Inc., Kratos Public Safety & Security Solutions, Inc. and Securitas Electronic Security, Inc.	10-Q	05/10/2018 (001-34460)	2.2
2.2**	Purchase Agreement, dated February 27, 2019, by and among Kratos Defense & Security Solutions, Inc., Shirley Brostmeyer, (“SB”), Joseph Brostmeyer (“JB”), certain trusts established by SB, JB and members of their immediate family, and JB, as the Sellers Representative.	10-Q	05/08/2019 (001-34460)	2.3
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc., as amended.	10-K	02/27/2017 (001-34460)	3.1
3.2	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc., as amended.	10-K	02/27/2017 (001-34460)	3.2
4.1	Specimen Stock Certificate.	10-K	02/27/2017 (001-34460)	4.1
10.1	Employment Agreement, effective January 1, 2023 by and between Kratos Defense and Security Systems, Inc. and Phil Carrai.	10-K	02/13/2024 (001-34460)	10.22
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ MARIA CERVANTES DE BURGREEN, CPA
Maria Cervantes de Burgreen
Vice President and Corporate Controller
(Principal Accounting Officer)
Date:	February 21, 2024