Form 10-Q
period 2024-03-31
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2024-05-07
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of May 3, 2024, 150,098,184 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)

	March 31, 2024
	(Unaudited)	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$338.9	$72.8
Accounts receivable, net	116.9	128.8
Unbilled receivables, net	208.9	200.4
Inventoried costs	159.8	156.2
Prepaid expenses	26.8	16.0
Other current assets	20.4	20.0
Total current assets	871.7	594.2
Property, plant and equipment, net	251.3	243.6
Operating lease right-of-use assets	42.9	45.7
Goodwill	568.9	569.1
Intangible assets, net	60.2	62.4
Other assets	119.6	117.5
Total assets	$1,914.6	$1,632.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$61.9	$63.1
Accrued expenses	36.0	35.4
Accrued compensation	61.1	64.7
Accrued interest	1.4	1.7
Billings in excess of costs and earnings on uncompleted contracts	97.5	101.8
Current portion of operating lease liabilities	11.6	12.1
Other current liabilities	18.7	13.7
Total current liabilities	288.2	292.5
Long-term debt, net of current portion	179.4	219.3
Operating lease liabilities, net of current portion	35.3	37.8
Other long-term liabilities	83.1	84.4
Total liabilities	586.0	634.0
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	22.5	22.5
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 150,020,266 and 129,286,964 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	0.2	—
Additional paid-in capital	1,982.7	1,654.5
Accumulated other comprehensive income	2.1	1.7
Accumulated deficit	(678.9)	(680.2)
Total stockholders’ equity	1,306.1	976.0
Total liabilities and stockholders’ equity	$1,914.6	$1,632.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended
	March 31, 2024	March 26, 2023
Service revenues	$106.5	$91.6
Product sales	170.7	140.2
Total revenues	277.2	231.8
Cost of service revenues	79.2	68.2
Cost of product sales	127.0	104.2
Total costs	206.2	172.4
Gross profit	71.0	59.4
Selling, general and administrative expenses	54.4	47.8
Research and development expenses	9.6	10.2
Restructuring expenses and other	—	0.9
Operating income	7.0	0.5
Other expense:
Interest expense, net	(2.8)	(5.3)
Other expense, net	(0.2)	(0.3)
Total other expense, net	(3.0)	(5.6)
Income (loss) before income taxes	4.0	(5.1)
Provision for income taxes	2.7	0.7
Net income (loss) from consolidated operations	1.3	(5.8)
Less: Net income attributable to noncontrolling interest	—	1.2
Net income (loss) attributable to Kratos	$1.3	$(7.0)

Basic income (loss) per common share attributable to Kratos	$0.01	$(0.05)
Diluted income (loss) per common share attributable to Kratos	$0.01	$(0.05)

Weighted average common shares outstanding:
Basic	139.6	128.1
Diluted	141.5	128.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
 (Unaudited)

	Three Months Ended
	March 31, 2024	March 26, 2023
Net income (loss) from consolidated operations	$1.3	$(5.8)
Change in unrealized cash flow hedge (net of taxes of $0.4 million for the three month period ended March 31, 2024)	1.3	—
Change in cumulative translation adjustment	(0.9)	0.3
Comprehensive income (loss) from consolidated operations	1.7	(5.5)
Less: Comprehensive income attributable to noncontrolling interest	—	1.2
Comprehensive income (loss) attributable to Kratos	$1.7	$(6.7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2024 and March 26, 2023
(in millions)
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 25, 2022	$11.2	126.0	$—	$1,608.4	$(0.8)	$(671.3)	$936.3
Stock-based compensation	—	—	—	6.6	—	—	6.6
Issuance of common stock for employee stock purchase plan and stock options	—	0.3	—	2.9	—	—	2.9
Restricted stock issued and related taxes	—	0.4	—	(2.6)	—	—	(2.6)
Net income (loss)	1.2	—	—	—	—	(7.0)	(7.0)
Other comprehensive income, net of tax	—	—	—	—	0.3	—	0.3
Changes in noncontrolling interest	—	—	—	(5.3)	—	—	(5.3)
Balance, March 26, 2023	$12.4	126.7	$—	$1,610.0	$(0.5)	$(678.3)	$931.2

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 31, 2023	$22.5	129.3	$—	$1,654.5	$1.7	$(680.2)	$976.0
Stock-based compensation	—	—	—	9.2	—	—	9.2
Issuance of common stock for employee stock purchase plan and stock options	—	0.3	—	3.6	—	—	3.6
Restricted stock issued and related taxes	—	1.2	—	(15.1)	—	—	(15.1)
Issuance of common stock for equity raise	—	19.2	0.2	330.5	—	—	330.7
Gain on interest rate swap contract	—	—	—	—	1.3	—	1.3
Net income	—	—	—	—	—	1.3	1.3
Other comprehensive loss, net of tax	—	—	—	—	(0.9)	—	(0.9)
Balance, March 31, 2024	$22.5	150.0	$0.2	$1,982.7	$2.1	$(678.9)	$1,306.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	March 31, 2024	March 26, 2023
Operating activities:
Net income (loss) from consolidated operations	$1.3	$(5.8)
Adjustments to reconcile net income (loss) from consolidated operations to net cash provided by (used in) operating activities:
Depreciation and amortization	9.3	7.9
Amortization of lease right-of-use assets	3.0	2.7
Stock-based compensation	9.2	6.6
Amortization of deferred financing costs	0.2	0.2
Provision for doubtful accounts	—	0.9
Changes in assets and liabilities:
Accounts receivable	12.0	(39.1)
Unbilled receivables	(8.5)	13.1
Inventoried costs	(3.5)	(8.3)
Prepaid expenses and other assets	(13.2)	(7.8)
Operating lease liabilities	(3.1)	(2.4)
Accounts payable	(0.3)	(1.8)
Accrued expenses	0.6	2.0
Accrued compensation	(3.7)	4.0
Accrued interest	(0.3)	—
Billings in excess of costs and earnings on uncompleted contracts	(4.3)	3.2
Income tax receivable and payable	1.5	(0.5)
Other liabilities	0.5	(0.6)
Net cash provided by (used in) operating activities	0.7	(25.7)
Investing activities:
Capital expenditures	(16.6)	(7.7)
Net cash used in investing activities	(16.6)	(7.7)
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	330.7	—
Borrowing under credit facility	10.0	15.0
Repayment under credit facility and term loan	(46.3)	(16.3)
Payments under finance leases	(0.3)	(0.4)
Payments of employee taxes withheld from share-based awards	(15.1)	(2.6)
Proceeds from shares issued under equity plans	3.6	2.9
Net cash provided by (used in) financing activities	282.6	(1.4)
Net cash provided (used)	266.7	(34.8)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	0.2
Net increase (decrease) in cash and cash equivalents	266.1	(34.6)
Cash and cash equivalents at beginning of period	72.8	81.3
Cash and cash equivalents at end of period	$338.9	$46.7

Significant non-cash investing and financing activities:
Financing lease obligation incurred	$0.4	$—
Capital expenditures included in accounts payable and accrued expenses	2.4	2.1

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

(a)    Basis of Presentation

 The information as of March 31, 2024 and for the three months ended March 31, 2024 and March 26, 2023 is unaudited. The condensed consolidated balance sheet as of December 31, 2023 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 13, 2024 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

Certain prior year items have been reclassified to be consistent with current year presentation.

(b)    Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its 100% owned subsidiaries and its majority owned subsidiary, KTT CORE, Inc., a Delaware corporation formerly known as KTT CORE, LLC (“KTT Core”), which is 90.05% owned by the Company. All inter-company transactions have been eliminated in consolidation. Noncontrolling interest consists of the remaining 9.95% interest in KTT Core. See Note 11 for further information related to the redeemable noncontrolling interest.

(c)    Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year. The three month periods ended March 31, 2024 and March 26, 2023 consisted of 13-week periods. There are 52 calendar weeks in the fiscal year ending on December 29, 2024 and 53 calendar weeks in the fiscal year ending December 31, 2023.

(d)    Use of Estimates

There have been no significant changes in the Company’s accounting estimates for the three months ended March 31, 2024 as compared to the accounting estimates described in the Form 10-K.

(e)    Fair Value of Financial Instruments

The Company uses forward exchange contracts to manage foreign currency risks associated with certain transactions, specifically forecasted materials and salaries paid in foreign currencies. The Company also has entered into an interest rate swap contract in order to mitigate the exposure to interest rate movements associated with the Company’s Term Loan A. These derivative instruments are measured at fair value using observable market inputs such as interest rates. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At March 31, 2024, the derivative instruments were included in other current assets, other current liabilities and other assets on the Company's condensed consolidated balance sheets.

The carrying amounts and the related fair values of the Company’s derivative instruments measured at fair value on a recurring basis at March 31, 2024, are presented in Note 15.

The carrying value of all financial instruments, including cash equivalents, accounts receivable, unbilled receivables, accounts payable, accrued expenses, billings in excess of cost and earnings on uncompleted contracts, income taxes payable and long and short-term debt, approximated their estimated fair values at March 31, 2024 and December 31, 2023 due to the short-term nature of these instruments.

(f)     Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. ASU 2023-07 also requires all segment profit or loss and assets disclosures to be provided on an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning one year later. The amendments must be applied retrospectively to all prior periods presented. The Company is currently evaluating the impact of the adoption of ASU 2023-07 on its consolidated financial statements; however, the standard is not expected to have an impact on the Company’s consolidated financial position, results of operations and/or cash flows.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the impact of the adoption of ASU 2023-09; however, the standard is not expected to have an impact on the Company’s consolidated financial position, results of operations and/or cash flows.

Note 2. Acquisitions

Sierra Technical Services, Inc.

On October 3, 2023, the Company entered into an agreement to acquire all of the outstanding equity securities of aerial target drone designer Sierra Technical Services, Inc. (“STS”) pursuant to which the Company (i) issued 866,026 shares of Kratos common stock valued at $12.8 million on October 3, 2023 and (ii) agreed to issue up to an additional 979,038 shares of Kratos common stock valued at $14.5 million pursuant to certain holdback and earn-out provisions, in each case, to the former stockholders of STS. The Company recorded net assets of $12.6 million and goodwill of $10.7 million related to the STS acquisition. Significant assets of STS acquired by the Company included accounts receivable of $11.0 million, and identified intangibles (contracts and backlog) of $14.0 million. Significant liabilities of STS assumed by the Company included deferred revenue of $11.4 million. The allocation of the total consideration for the STS acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocations to be material to the Company's condensed consolidated financial statements. The operating results of the STS acquisition have been included in the Company’s results of operations from the effective date of the acquisition. The amount of net sales and earnings of STS included in the condensed consolidated statement of operations for the year ended December 31, 2023 are not material. Had the acquisition occurred as of December 26, 2022, net sales, net income from consolidated operations, net income attributable to Kratos, and basic and diluted net income per share attributable to Kratos on a pro forma basis for the year ended December 31, 2023 would not have been materially different than the reported amounts. STS is included in the US segment.

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

Remaining Performance Obligations

The Company calculates revenues from remaining performance obligations as the dollar value of the remaining performance obligations on executed contracts. On March 31, 2024, the Company had approximately $1,272.8 million of remaining performance obligations. The Company expects to recognize approximately 52% of the remaining performance obligations as revenue in fiscal year 2024, an additional 27% in fiscal year 2025, and the balance thereafter.

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

As a result of the EAC process, any quarterly adjustments to revenues, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if it is determined the Company will be successful in mitigating the risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if it is determined the Company will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales, and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could affect the profitability of one or more of the Company’s contracts. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined. No cumulative catch-up adjustment on any one contract was material to the Company’s unaudited condensed consolidated financial statements for the three-month periods ended March 31, 2024, and March 26, 2023. Likewise, total cumulative catch-up adjustments were not material for the three-month periods ended March 31, 2024, and March 26, 2023.

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

Net contract assets and liabilities are as follows (in millions):

	March 31, 2024	December 31, 2023	Net Change
Contract assets	$208.9	$200.4	$8.5
Contract liabilities	$97.5	$101.8	$(4.3)
Net contract assets	$111.4	$98.6	$12.8

Contract assets increased $8.5 million during the three months ended March 31, 2024, primarily due to higher unbilled receivables, net during the three months ended March 31, 2024. There were no significant impairment losses related to any receivables or contract assets arising from the Company’s contracts with customers during the three months ended March 31, 2024. Contract liabilities decreased $4.3 million during the three months ended March 31, 2024, primarily due to revenue recognized in excess of payments received on these performance obligations. For the three months ended March 31, 2024, the Company recognized revenue of $43.4 million that was previously included in the contract liabilities that existed at December 31, 2023. For the three months ended March 26, 2023 the Company recognized revenue of $21.2 million that was previously included in the contract liabilities that existed at December 25, 2022.

At March 31, 2024, approximately $3.3 million in billed receivables and $1.5 million in unbilled receivables remained outstanding related to a training solutions program that was terminated for convenience (“T for C”) by the customer in 2019.

These amounts are subject to negotiation and settlement with the customer, which negotiations are currently expected to commence in the second quarter of 2024.

Disaggregation of Revenue

The following series of tables presents the Company’s revenue disaggregated by several categories. For the majority of contracts, revenue is recognized over time as work is performed on the contract. Revenue by contract type was as follows (in millions):

	Three Months Ended
	March 31, 2024	March 26, 2023
Kratos Government Solutions
Fixed price	$145.7	$127.0
Cost plus fee	58.6	45.7
Time and materials	13.5	11.1
Total Kratos Government Solutions	217.8	183.8
Unmanned Systems
Fixed price	43.9	36.9
Cost plus fee	13.5	8.1
Time and materials	2.0	3.0
Total Unmanned Systems	59.4	48.0
Total Revenues	$277.2	$231.8

Revenue by customer was as follows (in millions):

	Three Months Ended
	March 31, 2024	March 26, 2023
Kratos Government Solutions
U.S. Government (1)	$135.1	$114.5
International (2)	50.7	45.0
U.S. Commercial and other customers	32.0	24.3
Total Kratos Government Solutions	217.8	183.8
Unmanned Systems
U.S. Government (1)	55.8	45.8
International (2)	2.4	1.9
U.S. Commercial and other customers	1.2	0.3
Total Unmanned Systems	59.4	48.0
Total Revenues	$277.2	$231.8
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

Note 4. Goodwill and Intangible Assets

(a)    Goodwill

    The carrying amounts of goodwill as of March 31, 2024 and December 31, 2023 by reportable segment are as follows (in millions):

	As of March 31, 2024
	KGS	US	Total
Gross value	$683.6	$138.6	$822.2
Less accumulated impairment	239.5	13.8	253.3
Net	$444.1	$124.8	$568.9

	As of December 31, 2023
	KGS	US	Total
Gross value	$683.6	$138.8	822.4
Less accumulated impairment	239.5	13.8	253.3
Net	$444.1	$125.0	$569.1

(b)    Purchased Intangible Assets

The following table sets forth information for finite-lived and indefinite-lived intangible assets (in millions):

	As of March 31, 2024			As of December 31, 2023
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$80.9	$(63.4)	$17.5	$80.9	$(62.8)	$18.1
Contracts and backlog	53.1	(39.9)	13.2	53.1	(38.8)	14.3
Developed technology and technical know-how	33.7	(28.5)	5.2	33.7	(28.2)	5.5
Trade names	3.8	(2.8)	1.0	3.8	(2.7)	1.1
In-process research and development	16.8	(0.4)	16.4	16.8	(0.3)	16.5
Total finite-lived intangible assets	188.3	(135.0)	53.3	188.3	(132.8)	55.5
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$195.2	$(135.0)	$60.2	$195.2	$(132.8)	$62.4

Consolidated amortization expense related to intangible assets subject to amortization was $2.1 million and $1.6 million for the three months ended March 31, 2024 and March 26, 2023, respectively.

The estimated future amortization expense of acquired intangible assets with finite lives as of March 31, 2024 is as follows (in millions):

Amount
2024	$7.1
2025	9.7
2026	9.1
2027	7.3
2028	4.5
Thereafter	15.6
Total	$53.3

Note 5. Inventoried Costs

Inventoried costs, consisted of the following components (in millions):

	March 31, 2024	December 31, 2023
Raw materials	$79.0	$78.0
Work in process	77.4	72.9
Finished goods	3.4	5.3
Total inventoried costs	$159.8	$156.2

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

Diluted net income per share for the three months ended March 31, 2024 include the dilutive effect of an aggregate of 1.9 million shares of the Company’s common stock granted to employees under stock-based compensation plans. Diluted net loss per share for the three months ended March 26, 2023 exclude the dilutive effects of awards granted to employees under stock-based compensation plans of 1.6 million because their inclusion would have been anti-dilutive.

Note 7. Leases

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

    The components of lease expense were as follows (in millions):

	Three Months Ended
	March 31, 2024	March 26, 2023
Amortization of right of use assets - finance leases	$0.8	$0.8
Interest on lease liabilities - finance leases	0.8	0.7
Operating lease cost	3.5	3.3
Short-term lease cost	0.4	0.2
Total lease cost	$5.5	$5.0

The components of leases on the balance sheet were as follows (in millions):

	March 31, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use assets	$42.9	$45.7
Current portion of operating lease liabilities	$11.6	$12.1
Operating lease liabilities, net of current portion	$35.3	$37.8
Finance leases:
Property, plant and equipment, net	$44.7	$45.4
Other current liabilities	$1.5	$1.3
Other long-term liabilities	$50.8	$50.9

Cash paid for amounts included in the measurement of lease liabilities was as follows (in millions):

	Three Months Ended
	March 31, 2024	March 26, 2023
Finance lease - cash paid for interest	$0.8	$0.7
Finance lease - financing cash flows	$0.3	$0.4
Operating lease - operating cash flows (fixed payments)	$3.6	$3.0

Other supplemental noncash information (in millions):

	Three Months Ended
	March 31, 2024	March 26, 2023
Operating lease liabilities arising from obtaining right-of-use assets	$0.2	$1.9
Finance lease liabilities arising from obtaining right-of-use assets	$0.4	$—

	March 31, 2024	March 26, 2023
Weighted-average remaining lease term (in years):
Operating leases	4.43	4.94
Finance leases	14.58	14.96

Weighted-average discount rate:
Operating leases	4.92%	4.88%
Finance leases	6.35%	6.02%

The maturity of lease liabilities is (in millions):

	Operating Leases	Finance Leases
2024 (1)	$10.5	$3.5
2025	12.0	4.8
2026	10.3	5.1
2027	9.5	5.2
2028	6.3	5.3
Thereafter	3.4	58.0
Total lease payments	52.0	81.9
Less: imputed interest	(5.1)	(29.6)
Total present value of lease liabilities	$46.9	$52.3
(1) Excludes the three months ended March 31, 2024.

Note 8. Income Taxes

A reconciliation of the total income tax provision to the amount computed by applying the statutory federal income tax rate of 21% to income (loss) from continuing operations before income taxes for the three months ended March 31, 2024 and March 26, 2023 is as follows (in millions):

	For the Three Months Ended
	March 31, 2024	March 26, 2023
Income tax expense (benefit) at federal statutory rate	$0.8	$(1.1)
Nondeductible expenses and other	2.6	1.6
Stock compensation - excess tax shortfalls (windfalls)	(0.5)	0.4
Federal impact of research & development tax credits	(0.2)	(0.2)
Provision for income taxes	$2.7	$0.7

The Company calculates its interim income tax provision in accordance with ASC Topic 270, “Interim Reporting,” and ASC Topic 740, “Accounting for Income Taxes.” Prior to 2022, the Company calculated the provision for income taxes during the interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method used prior to 2022 would not provide a reliable estimate for the three months ended March 31, 2024 and March 26, 2023. Therefore, a discrete effective tax rate method was used to calculate taxes for the three months ended March 31, 2024 and March 26, 2023.

As of March 31, 2024, the Company had $25.4 million of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at March 31, 2024 are $22.8 million that, if recognized, would impact the Company’s effective income tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the three months ended March 31, 2024 and March 26, 2023, the Company recorded an expense for interest and penalties of $0.1 million in each period. For the three months ended March 31, 2024 and March 26, 2023, there was no material benefit recorded related to the removal of interest and penalties. The Company believes that it is reasonably possible that as much as $0.1 million of the liabilities for uncertain tax positions will expire within the next twelve months due to the expiration of various applicable statutes of limitations.

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

The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. Pillar 2 had no impact on our first quarter 2024 effective tax rate and we do not currently expect Pillar 2 to have a material impact on our effective tax rate or our consolidated results of operation, financial position, and cash flows going forward.

Note 9. Debt

(a) 2022 Credit Facility

On February 18, 2022, the Company completed the refinancing of its then-outstanding $90 million revolving credit facility and $300 million 6.5% Senior Secured Notes (the “Senior Secured Notes”), with a new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A (collectively, the “2022 Credit Facility”). The Company incurred debt issuance costs of $3.3 million associated with the 2022 Credit Facility. As of March 31, 2024, the Company has made an aggregate of $1.3 million in principal payments on Term Loan A during the first quarter of 2024, and has no amounts outstanding under the Revolving Credit Facility, with $200.0 million remaining in borrowing capacity, less approximately $10.3 million of letters of credit outstanding.

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

The 2022 Credit Facility is governed by a Credit Agreement (the “Credit Agreement”), which establishes the 5-year senior secured credit facility which is comprised of the $200 million Revolving Credit Facility (which includes sub-facilities for the incurrence of up to $10.0 million of swingline loans and the issuance of up to $50.0 million of Letters of Credit) and the $200 million Term Loan A. The Credit Agreement contemplates uncommitted incremental credit facilities of up to $200 million (which amount would be reduced by the aggregate amount of any and all incremental credit facilities actually established under the Credit Agreement) plus additional uncommitted incremental capacity subject to a limitation based on the Company’s pro forma total net leverage ratio (including any such additional uncommitted incremental capacity).

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

Mandatory amortization on the Term Loan A is 2.5% in each of the first and second years and 5.0% in each of the third, fourth and fifth years, with the remaining outstanding balance due at maturity. The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. The Company was in compliance with the covenants contained in the Credit Agreement as of March 31, 2024.

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

Term Loan and Revolving Credit Debt

Term loan and revolving credit debt and the current period interest rates are as follows (in millions):

	March 31, 2024	December 31, 2023
Term Loan A	$191.2	$192.5
Revolving credit facility	—	35.0
Total debt	191.2	227.5
Less current portion	11.2	7.5
Total long-term debt, less current portion	180.0	220.0
Less long-term unamortized debt issuance costs - term loans	0.6	0.7
Total long-term debt, net of unamortized debt issuance costs - term loans	$179.4	$219.3
Unamortized debt issuance costs - revolving credit facility	$0.6	$0.7
Current period interest rate	7.4%	7.7%

Future long-term debt principal payments at March 31, 2024 were as follows (in millions):

2024	$8.7
2025	10.0
2026	10.0
2027	162.5
$191.2

Note 10. Segment Information

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

 Revenues, depreciation and amortization, and operating income (loss) generated by the Company’s reportable segments for the three month periods ended March 31, 2024 and March 26, 2023 are as follows (in millions):

	Three Months Ended
	March 31, 2024	March 26, 2023
Revenues:
Kratos Government Solutions
Service revenues	$104.6	$90.2
Product sales	113.2	93.6
Total Kratos Government Solutions	$217.8	$183.8
Unmanned Systems
Service revenues	1.9	1.4
Product sales	57.5	46.6
Total Unmanned Systems	59.4	48.0
Total revenues	$277.2	$231.8
Depreciation and amortization:
Kratos Government Solutions	$6.1	$5.9
Unmanned Systems	3.2	2.0
Total depreciation and amortization	$9.3	$7.9
Operating income (loss):
Kratos Government Solutions	$16.6	$7.7
Unmanned Systems	(0.4)	(0.6)
Corporate activities	(9.2)	(6.6)
Total operating income	$7.0	$0.5

Note 11.    Redeemable Noncontrolling Interest

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

The Company adjusts the carrying value of such redeemable noncontrolling interest based on an allocation of subsidiary earnings based on ownership interest. Redeemable noncontrolling interest is recorded outside of permanent equity at the higher of its carrying value or management’s estimate of the amount (the “Redemption Amount”) that the Company could be required to pay in connection with the Put Right. Adjustments to the Redemption Amount will have a corresponding effect on net income per share attributable to Kratos shareholders. As a result of the Company’s acquisition of an additional 9.95% of the issued and outstanding shares of capital stock of KTT Core, the carrying value of the redeemable noncontrolling interest was adjusted. As of March 31, 2024, the estimated Redemption Amount of the redeemable noncontrolling interest was $22.5 million. For the three month period ended March 26, 2023, the Company recorded an adjustment of $0.9 million to increase the carrying value of the redeemable noncontrolling interest to the estimated Redemption Amount. For the three months ended March 31, 2024, the Company recorded a decrease of $0.5 million in the carrying value of the redeemable noncontrolling interest to the estimated Redemption Amount.

On March 22, 2024, the Holders notified Kratos of their intent to sell their remaining Minority Interests through the Holders’ exercise of the Put Right. Pursuant to the equity purchase agreement, the Company will pay approximate consideration of $22.5 million, of which 50% will be paid in cash and 50% will be paid in shares of the Company’s common stock, with a value based upon Kratos’ trading price on the date of distribution. The transaction is expected to close in the quarter ended June 30, 2024.

Note 12. Stockholders Equity - Common Stock

On February 27, 2024, the Company sold 19,166,667 shares of its common stock at a public offering price of $18.00 per share in an underwritten offering. The Company received gross proceeds of approximately $345.0 million. After deducting underwriting fees and other offering expenses, the Company received approximately $331.2 million in net proceeds. The Company expects to use the net proceeds of this public equity offering to facilitate its long-term strategy, including potential investment in facilities, expanding manufacturing capacity, anticipated capital expenditures for expansion of current sole-source/single award programs and high probability pipeline opportunities, initiate or accelerate production or integration of unmanned drone, hypersonic or other systems in anticipation of customer contract awards, further strengthen its balance sheet in anticipation of upcoming customer and partner decisions and source selection on additional large, new program and contract opportunities, for general corporate purposes, including paydown of debt, and to pay fees and expenses in connection with this public equity offering. During the three months ended March 31, 2024, the Company used $45 million of the proceeds from this public equity offering to pay down amounts outstanding under its Revolving Credit Facility.

Note 13. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales contracted through the U.S. Government, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $190.9 million and $160.3 million, or 69% and 69% of total Kratos revenue, for the three months ended March 31, 2024 and March 26, 2023, respectively.

Note 14. Commitments and Contingencies

In addition to commitments and obligations in the ordinary course of business, the Company is subject to various claims, pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of the Company’s business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its unaudited condensed consolidated financial statements. An estimated loss contingency is accrued in the unaudited condensed consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated, and such amount is deemed material. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing litigation contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including but not limited to the procedural status of the matter in question, the presence of complex or novel legal theories, and the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against it may be unsupported, exaggerated or unrelated to possible outcomes and, as such, are not meaningful indicators of its potential liability. The Company regularly reviews contingencies to determine the adequacy of its accruals and related disclosures. The amount of ultimate loss may differ from these estimates. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies. Whether any losses finally determined in any claim, action, investigation or proceeding could reasonably have a material effect on the Company’s business, financial condition, results of operations or cash flows will depend on a number of variables, including the timing and amount of such losses; the structure and type of any remedies; the monetary significance any such losses, damages or remedies may have on the condensed consolidated financial statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors.

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

Forward Exchange Contracts

Changes in the fair values of the foreign currency exchange contracts are recorded each period in earnings. As of March 31, 2024, the Company did not use hedge accounting for its foreign currency exchange contracts. The notional value of the Company’s foreign currency exchange contracts at March 31, 2024, was $7.6 million. At March 31, 2024, the fair value amounts of the foreign currency exchange contracts were a $0.1 million asset and a $0.0 million liability. The net gain from these forward exchange contracts was $0.1 million for the three months ended March 31, 2024, and is included in other expense. The notional value of the Company’s foreign currency exchange contracts at December 31, 2023, was $9.3 million. At December 31, 2023, the fair value amounts of the foreign currency exchange contracts were a $0.3 million asset and a $0.1 million liability.

Cash Flow Hedge

On April 28, 2023, the Company entered into an interest rate swap contract with an initial notional amount of $195.0 million to manage the variability of cash flows associated with the Term Loan A. The interest rate swap contract matures on May 1, 2026 and requires periodic interest rate settlements. The swap is at a fixed SOFR of 3.721% and settles monthly on the last day of each calendar month. The Company has designated the interest rate swap contract as a cash flow hedge and assesses the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. Changes in fair value (gains and losses) related to derivative financial instruments that qualify as cash flow hedges are deferred in Accumulated Other Comprehensive Income (Loss) (“AOCI”) until the underlying transaction is reflected in earnings. The net gain reclassed from AOCI from the interest rate swap reflected in earnings was $0.8 million for the three months ended March 31, 2024 and is recorded as an offset to interest expense. The Company did not have any interest rate swap contracts on March 26, 2023.

The fair value of this derivative represents the discounted value of the expected future discounted cash flows for the interest rate swap, based on the amortization schedule and the current forward curve for the remaining term of the contract, as of the date of each reporting period (in millions):

	March 31, 2024		December 31, 2023
	Notional Value	Fair Value	Notional Value	Fair Value
Interest rate swap contract designated as a cash flow hedge, net of taxes	$190.0	$2.6	$192.5	$0.7

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” relating to our future financial performance, the market for our services and our expansion plans and opportunities. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements reflect our current beliefs, expectations and projections, are based on assumptions, and are subject to known and unknown risks and uncertainties that could cause our actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of these factors are beyond our ability to control or predict. As a result, you should not place undue reliance on forward-looking statements. Important risks and uncertainties that could cause our actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, but are not limited to: changes, cutbacks or delays in spending by the U.S. Department of Defense may occur which could cause delays or cancellations of key government contracts; delays to or the cancellation of our projects as a result of protest actions submitted by our competitors; changes in federal government (or other applicable) procurement laws, regulations, policies and budgets; the availability of government funding for the Company’s products and services due to performance, cost growth, or other factors; changes in government and customer priorities and requirements; the potential of the current economic environment to adversely impact our business; currently unforeseen risks associated with COVID-19 or any other public health crisis; risks related to natural disasters or severe weather; changes in the scope or timing of our projects; the timing, rescheduling or cancellation of significant customer contracts and agreements, or consolidation by or the loss of key customers; risks of adverse regulatory action or litigation; risks associated with debt leverage; failure to successfully achieve our integration, cost reduction or divestiture strategies; risks related to security breaches, cybersecurity attacks or other significant disruptions of our information systems; and competition in the marketplace, which could reduce revenues and profit margins, as well as the additional risks and uncertainties described in this Quarterly Report on Form 10-Q, in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 13, 2024 (the “Form 10-K”), and in other reports that we have filed with the SEC. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except as required by law, we assume no responsibility for updating any forward-looking statements, whether as a result of new information, future events or otherwise.

All references to “us,” “we,” “our,” the “Company” and “Kratos” refer to Kratos Defense & Security Solutions, Inc., a Delaware corporation, and its subsidiaries.

Overview

Kratos is a technology, products, system and software company addressing the defense, national security, and commercial markets. Kratos makes true internally funded research, development, capital and other investments, to rapidly develop, produce and field solutions that address our customers’ mission critical needs and requirements. At Kratos, affordability is a technology, and we seek to utilize proven, leading edge approaches and technology, not unproven bleeding edge approaches or technology, with Kratos’ approach designed to reduce cost, schedule and risk, enabling us to be first to market with cost effective solutions. We believe that Kratos is known as the innovative disruptive change agent in the industry, a company that is an expert in designing products and systems up front for successful rapid, large quantity, low cost future manufacturing, which is a value add competitive differentiator for our large traditional prime system integrator partners and also to our government and commercial customers. Kratos intends to pursue program and contract opportunities as the prime or lead contractor when we believe our probability of win is high and any investment required by Kratos is within our capital resource comfort level. We intend to partner and team with a large, traditional system integrator when our assessment of probability of win is greater or required investment is beyond Kratos comfort level. Kratos’ primary business areas include, virtualized ground systems for satellites and space vehicles including software for command & control (C2) and telemetry, tracking and control (TT&C), jet powered unmanned aerial drone systems, hypersonic vehicles and rocket systems, propulsion systems for drones, missiles, loitering munitions, supersonic systems, space craft and launch systems, command, control, communication, computing, combat, intelligence surveillance and reconnaissance (C5ISR) and microwave electronic products for missile, radar, air defense, missile defense, space, satellite, counter unmanned aircraft systems (CUAS), directed energy, communication and other systems, and virtual & augmented reality training systems for the warfighter.

Industry Update

On March 22, 2024, President Biden signed the second fiscal year 2024 Consolidated Appropriations package into law.

This legislation reflects an $886 billion appropriation for national defense, of which $842 billion would be for the U.S. Department of Defense (“DoD”) base budget. On March 1, 2024, President Biden submitted the fiscal year 2025 budget request to Congress. The request included $895 billion for national defense, of which $850 billion is for the DoD base budget.

On April 24, 2024, President Biden signed a bill providing a total of $95.3 billion in additional supplemental funding for Ukraine, Israel and Taiwan, including funding for the restock of U.S. munitions capacity, and a fourth bill to impose sanctions and allow the use of seized Russian assets to assist Ukraine.

The current budget environment, including Israel and Ukraine funding support, heightened levels of inflation, related supply chain disruption, and the appropriations process, continues to create significant short and long-term industry risks. Additionally, with the change of party in Congress in 2022, resulting with the Democrats controlling the Senate and the Presidency and the Republicans controlling the House of Representatives, considerable uncertainty exists regarding how future budgets, funding, timing and related program decisions will unfold, including the potential differing defense spending priorities of the Biden administration and of the Congress. Additionally, in November 2024 there will be elections for the President of the United States, the Congress and the Senate, which results could further complicate National Security, Defense and overall Federal Budget priorities and our industry.

We believe continued budget pressures (which are expected), continuing resolution authorities (CRAs), (which are also expected), future Federal Government debt ceiling issues, or Federal Government shutdowns could have serious negative consequences for the security of our country and the defense industrial base, including the Company and the related customers, employees, suppliers, investors, and communities that rely on companies in the defense industrial base. It is likely that budget and program decisions made in such an uncertain environment would have long-term implications for our Company and the entire defense industry. Additionally, funding for certain programs, including those in which we currently participate, may be reduced, delayed or cancelled, and budget uncertainty or funding cuts globally could adversely affect the viability of our customers, partners, teammates, subcontractors, suppliers, and our employee base.

We believe that our business is well-positioned in areas that the DoD and other customers currently indicate are priorities for future defense spending, including those based on the 2022 National Security Strategy document, the 2023 U.S. National Security related budget and NDAA, the recently submitted fiscal 2025 budget request and the fiscal 2024 Future Year Defense Program (FYDP).

However, due to a divided Congress and Executive Branch, federal budgetary uncertainty, expected CRAs, potential budgetary restrictions or limitations, defense or other spending cuts, challenges in the appropriations process, the debt ceiling issue and ongoing fiscal debates, the short and long term impacts to the industry and to our business remain uncertain.

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

We organize our business segments based primarily on the nature of the products, solutions and services offered. Transactions between segments are negotiated and accounted for under terms and conditions similar to other government and commercial contracts, and these intercompany transactions are eliminated in consolidation. For additional information regarding our reportable segments, see Note 10 of the accompanying unaudited condensed consolidated financial statements. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets wherever possible.

Comparison of Results for the Three Months Ended March 31, 2024 to the Three Months Ended March 26, 2023

Revenues.  Revenues by operating segment for the three months ended March 31, 2024 and March 26, 2023 are as follows (dollars in millions):

	March 31, 2024	March 26, 2023	$ change	% change
Kratos Government Solutions
Service revenues	$104.6	$90.2	$14.4	16.0%
Product sales	113.2	93.6	19.6	20.9%
Total Kratos Government Solutions	$217.8	$183.8	$34.0	18.5%
Unmanned Systems
Service revenues	$1.9	$1.4	$0.5	35.7%
Product sales	57.5	46.6	10.9	23.4%
Total Unmanned Systems	59.4	48.0	11.4	23.8%
Total revenues	$277.2	$231.8	$45.4	19.6%

Total service revenues	$106.5	$91.6	$14.9	16.3%
Total product sales	170.7	140.2	30.5	21.8%
Total revenues	$277.2	$231.8	$45.4	19.6%

Revenues increased $45.4 million to $277.2 million for the three months ended March 31, 2024 from $231.8 million for the three months ended March 26, 2023. Revenues in our KGS segment increased $34.0 million primarily due to revenue increases across each of our business units, which includes our C5ISR, turbine technologies, microwave electronics products, defense and rocket support and space, cyber and training solutions businesses. Revenues in our US segment increased $11.4 million to $59.4 million for the three months ended March 31, 2024, reflecting the contribution from the STS acquisition, and increased target drone activity as a result of timing of program contract awards and increased production volume as compared to the three months ended March 26, 2023.

Product sales increased $30.5 million to $170.7 million for the three months ended March 31, 2024 from $140.2 million for the three months ended March 26, 2023, primarily as a result of increased production in our KGS segment and in our US segment. As a percentage of total consolidated revenues, product sales were 61.6% for the three months ended March 31, 2024 as compared to 60.5% for the three months ended March 26, 2023. Service revenues increased by $14.9 million to $106.5 million for the three months ended March 31, 2024 from $91.6 million for the three months ended March 26, 2023, primarily related to increased activity in our turbine technologies, and space and satellite business in our KGS segment.

Cost of Revenues.  Cost of revenues increased $33.8 million to $206.2 million for the three months ended March 31, 2024 from $172.4 million for the three months ended March 26, 2023. The increase in cost of revenues was primarily related to the increased revenues, with the most notable increased activity in our turbine technologies, and space and satellite business in our KGS Segment.

Gross Margin.  Gross margin remained consistent at 25.6% for the three months ended March 31, 2024 and March 26, 2023. Margins on services increased to 25.6% for the three months ended March 31, 2024 from 25.5% for the three months ended March 26, 2023. Margins on products decreased to 25.6% for the three months ended March 31, 2024 from 25.7% for the three months end March 26, 2023. Margins in the KGS segment increased to 27.3% for the three months ended March 31, 2024 from 27.2% for the three months ended March 26, 2023. Margins in the US segment decreased to 19.5% for the three months ended March 31, 2024 from 19.6% for the three months ended March 26, 2023.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expenses increased $6.6 million to $54.4 million for the three months ended March 31, 2024 from $47.8 million for the three months ended March 26, 2023 due primarily to the increased revenue volume and headcount. As a percentage of revenues, SG&A decreased to 19.6% at March 31, 2024 from 20.6% at March 26, 2023.

Research and Development (“R&D”) Expenses.  R&D expenses decreased $0.6 million to $9.6 million for the three months ended March 31, 2024 from $10.2 million for the three months ended March 26, 2023, primarily due to decreased development efforts in our space and satellite communications business. As a percentage of revenues, R&D decreased to 3.5% for the three months ended March 31, 2024 from 4.4% for the three months ended March 26, 2023. R&D expenses are made by the Company, typically in conjunction with our customers, for the Company to achieve a “first to market” position with our products or technology. We also invest in R&D expenses to achieve market leading “designed in” positions on major programs, platforms or systems.

Restructuring Expenses and Other. We had no restructuring expenses for the three months ended March 31, 2024. Restructuring expenses were $0.9 million for the three months ended March 26, 2023.

Total Other Expense, Net.  Total other expense, net decreased to $3.0 million for the three months ended March 31, 2024 from $5.6 million for the three months ended March 26, 2023. This decrease in expense of $2.6 million was primarily related to a decrease in interest expense of $1.1 million, and an increase in interest income of $1.4 million in the three months ended March 31, 2024.

Provision for Income Taxes. The income tax expense for the three months ended March 31, 2024 was $2.7 million and the income tax expense for the three months ended March 26, 2023 was $0.7 million. For the three months ended March 31, 2024 and March 26, 2023, the Company utilized the discrete effective tax rate method. The discrete method is applied when it is not possible to reliably estimate our full year effective tax rate due to significant permanent differences in relation to pre-tax book income, resulting in significant variability to our effective tax rate.

Backlog

On March 31, 2024, we had approximately $1,272.8 million of total backlog, of which $1,043.9 million was funded. We expect to recognize approximately 52% of the remaining total backlog as revenue in fiscal year 2024, an additional 27% in fiscal year 2025 and the balance thereafter. Our comparable total backlog balance as of March 26, 2023, was approximately $1,132.4 million, of which $789.0 million was funded. Backlog as of March 31, 2024 as compared to March 26, 2023 has increased primarily as a result of contract awards in our Space, Satellite, Cyber and Training, Turbine Technologies, Microwave Technologies, C5ISR and Unmanned Systems businesses.

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

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of $338.9 million compared with cash and cash equivalents of $72.8 million as of December 31, 2023, which includes $41.5 million and $44.1 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, however, earnings of these foreign subsidiaries are essentially considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the United States they could be repatriated, and their repatriation into the United States may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

Our total long-term debt decreased from $227.5 million at December 31, 2023 to $191.2 million at March 31, 2024, reflecting the $1.3 million in aggregate principal payments we have made on the Term Loan A and a net $35 million repayment made during the first quarter of 2024 on our Revolving Credit Facility. Under the 2022 Credit Facility, on February 18, 2022, we completed the refinancing of our outstanding $90 million revolving credit facility and $300 million of Senior Secured Notes, with a new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A. As of March 31, 2024, the Company has made an aggregate of $8.8 million of principal payments on Term Loan A, and has no amounts outstanding under the new Revolving Credit Facility, with $200.0 million remaining in borrowing capacity, less approximately $10.3 million for outstanding letters of credit (as more fully described in Note 9 of the accompanying unaudited condensed consolidated financial statements).

On February 18, 2022, the proceeds of $300 million from the 2022 Credit Facility, along with cash funded by us for the 3.25% call premium to redeem the Company’s outstanding Senior Secured Notes, plus accrued interest, was distributed to the trustee for redemption of the Senior Secured Notes. The redemption of the outstanding $300 million of Senior Secured Notes closed on March 14, 2022, for an amount of cash equal to 103.25% of the principal amount thereof plus accrued and unpaid interest thereon.

We use our operating cash flow to finance trade accounts receivable, fund necessary increases in inventory including increasing inventory stock levels and advance buys in larger lot sizes to gain pricing benefits where possible, in order to mitigate the impact of supply chain disruptions and price increases, utilize working capital to fund revenue growth, fund internal investments of engineering costs, fund capital expenditures, our internal research and development investments and our ongoing operations, service our debt, enhance our security infrastructure, including cyber security infrastructure, and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services because a number of our receivables are contractually billable and due to us only when certain contractual milestones are achieved. Financing increases in inventory balances are necessary to fulfill shipment requirements to meet delivery schedules of our customers, to fund advanced inventory purchases to mitigate supply chain disruptions, and to fund production for work in progress and increased inventory levels related to revenue growth. These financing requirements have increased and have recently negatively impacted our operating cash flows due to actions we have taken to advance inventory purchases in an attempt to mitigate supply chain disruptions and to bolster our inventory levels. For the three months ended March 31, 2024, approximately $3.5 million of operating cash flow was used primarily to increase our inventory balances and $13.2 million was related to increases in prepaid expenses and other current assets which also include certain vendor prepayments related to the purchase of materials and inventory. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our days sales outstanding (“DSO”) have decreased from 116 days as of December 31, 2023 to 107 days at March 31, 2024, primarily reflecting the timing of outstanding contractual billing milestones. Our DSOs are impacted by the achievement of contractual billing milestones such as equipment shipments and deliveries on certain products, and for certain flight requirements that must be fulfilled on certain aerial target programs, or final milestone billings which are not due until completion on certain projects, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time.

At March 31, 2024, approximately $3.3 million in billed receivables and $1.5 million in unbilled receivables remained outstanding related to a training solutions program that was terminated for convenience (“T for C”) by the customer in 2019. These amounts are subject to negotiation and settlement with the customer, which negotiations are expected to commence in the second quarter of 2024.

A summary of our net cash provided by (used in) operating activities, investing activities, and financing activities from our condensed consolidated statements of cash flows is as follows (in millions):

	Three Months Ended
	March 31, 2024	March 26, 2023
Net cash provided by (used in) operating activities	$0.7	$(25.7)
Net cash used in investing activities	(16.6)	(7.7)
Net cash provided by (used in) financing activities	282.6	(1.4)

Net cash provided by operating activities was $0.7 million for the three months ended March 31, 2024. Net cash provided by operating activities for the three months ended March 31, 2024 was primarily a result of the net gain of $1.3 million and changes in net working capital accounts of $22.3 million partially offset by noncash charges of $21.7 million which includes stock compensation, depreciation and amortization. Net cash used in operating activities was $25.7 million for the three months ended March 26, 2023. Net cash used in operating activities was primarily a result of working capital requirements to fund revenue growth resulting in an increase in accounts receivable and to a lesser degree to fund advanced inventory purchases.

Net cash used in investing activities for the three months ended March 31, 2024 is comprised of $16.6 million in capital expenditures. During the three months ended March 31, 2024, capital expenditures of approximately $6.8 million were incurred in our US business, primarily related to our unmanned tactical initiative. We expect our capital expenditures for fiscal year 2024 to continue to be significant for investments we are making, specifically in our US business totaling approximately $28 to $32 million, including approximately $18 to $22 million for capital aerial targets and related support equipment. The Company is currently producing or anticipates producing several versions of the Valkyrie within the 24 unit production, based on routine communications with the customers, which mix and ultimate duration of the 24 Lot Build may change as a result. Net cash used in investing activities for the three months ended March 26, 2023 is comprised of $7.7 million in capital expenditures. During the three months ended March 26, 2023, capital expenditures of approximately $3.6 million were incurred in our US business, primarily related to our unmanned combat target initiative. The Company made the decision in the first quarter of 2023 to move forward with its second serial production run of 12 next generation Valkyries. The total estimated amount related to production of Valkyries ahead of government contract award, including the first and second production run, is $18 to $22 million of the estimated 2024 capital expenditures for the US business.

Net cash provided by financing activities was $282.6 million for the three months ended March 31, 2024, which included employee stock purchase plan receipts of $3.6 million and net proceeds from the issuance of common stock of approximately $330.7 million. These proceeds were partially offset by $1.3 million of principal payments on our Term Loan A and a $45.0 million payment (partially offset by a $10.0 million draw) on our Revolving Credit Facility, payroll withholding taxes paid from vested restricted stock traded for taxes of $15.1 million and payments made on financing lease obligations of $0.3 million. Net cash used in financing activities was $1.4 million for the three months ended March 26, 2023.

Contractual Obligations and Commitments

2022 Credit Facility

    On February 18, 2022, the Company completed the refinancing of its then-outstanding $90 million revolving credit facility and $300 million Senior Secured Notes, with a new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A. The Company incurred debt issuance costs of $3.3 million associated with the 2022 Credit Facility. As of March 31, 2024, the Company has made an aggregate of $8.8 million of principal payments on Term Loan A. As of

March 31, 2024, the Company has no amounts outstanding under the Revolving Credit Facility, with $200.0 million remaining in borrowing capacity, less approximately $10.3 million for outstanding letters of credit.

On February 18, 2022, the proceeds of $300 million from the 2022 Credit Facility along with cash funded by the Company for the 3.25% call premium to redeem the Company’s then-outstanding Senior Secured Notes, plus accrued interest, was distributed to the trustee for redemption of the Senior Secured Notes. The redemption of the Company’s outstanding $300 million 6.5% Senior Secured Notes due November 2025 closed on March 14, 2022, for an amount of cash equal to 103.25% of the principal amount thereof plus accrued and unpaid interest thereon. The Company incurred a loss on the extinguishment of debt of $9.8 million related to the call premium on the Senior Secured Notes and the write-off of $3.2 million of unamortized debt issuance costs resulting in a total loss on extinguishment of debt of $13.0 million.

The 2022 Credit Facility is governed by a Credit Agreement (the “Credit Agreement”), which establishes the 5-year senior secured credit facility which is comprised of the $200 million Revolving Credit Facility (which includes sub-facilities for the incurrence of up to $10.0 million of swingline loans and the issuance of up to $50.0 million of Letters of Credit) and the $200 million Term Loan A. The Credit Agreement contemplates uncommitted incremental credit facilities of up to $200 million (which amount would be reduced by the aggregate amount of any and all incremental credit facilities actually established under the Credit Agreement) plus additional uncommitted incremental capacity subject to a limitation based on the Company’s pro forma total net leverage ratio (including any such additional uncommitted incremental capacity).

Borrowings under the Revolving Credit Facility and the Term Loan A may take the form of base rate loans or SOFR loans. Base rate loans under the Credit Agreement will bear interest at a rate per annum equal to the sum of the Applicable Margin (as defined in the Credit Agreement) from time to time in effect plus the highest of (i) the Agent’s(as defined in the Credit Agreement) prime lending rate, as in effect at such time, (ii) the Federal Funds Rate (as defined in the Credit Agreement), as in effect at such time, plus 0.50%, (iii) the Adjusted Term SOFR (as defined in the Credit Agreement) for a one-month tenor in effect on such day, plus 1.00% and (iv) 1.00%. SOFR loans will bear interest a rate per annum equal to the sum of the Applicable Margin from time to time in effect plus the Adjusted Term SOFR for an Interest Period (as defined in the Credit Agreement) selected by the Company of one, three or six months. The Applicable Margin varies between 1.25% and 2.25% per annum for SOFR loans and between 0.25% and 1.25% per annum for base rate loans, and is based on the Company’s total net leverage ratio from time to time.

Mandatory amortization on the Term Loan A is 2.5% in each of the first and second years and 5.0% in each of the third, fourth and fifth years, with the remaining outstanding balance due at maturity. The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. The Company was in compliance with the covenants contained in the Credit Agreement as of March 31, 2024.

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

Other Liquidity Matters

We believe that our cash on hand, together with funds available under the Credit Agreement and cash expected to be generated from operating activities, will be sufficient to fund our anticipated working capital and other cash needs for at least the next 12 months. As discussed below and in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are outside our control. If the conditions in our industry deteriorate or our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues or further reduce our expenses, we may experience a significant long-term negative impact to our financial results and cash flows from operations. In such a situation, we could fall out of compliance with our financial and other covenants, which, if not waived, could limit our liquidity and capital resources.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Since December 31, 2023, there have been no material changes in the quantitative or qualitative aspects of our market risk profile. For additional information regarding our exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 that we filed with the SEC on February 13, 2024.

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 14 of the Notes to condensed consolidated financial statements contained within this Quarterly Report for a discussion of our legal proceedings.

Item 1A.  Risk Factors.

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Reports on Form 10-K, and other reports that we have filed with the SEC. Any of the risks discussed in such reports, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects. During the period covered by this Quarterly Report on Form 10-Q, there have been no material changes in our risk factors as previously disclosed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

    Not applicable.

Item 5.  Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as described in the table below:

Name	Title	Action	Applicable Date	Expiration Date	Rule 10b5-1 Trading Arrangement? (Y/N)(1)	Aggregate Number of Securities Subject to Trading Arrangement
Scott Anderson	Director	Adopted	3/15/2024	12/31/2024	Y	31,000
							(2)
(1)Denotes whether the trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2)This number represents the maximum number of shares of our common stock that may be sold pursuant to the trading arrangement. The number of shares actually sold will depend on the satisfaction of certain conditions set forth in the trading arrangement.

Table of Contents
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

Table of Contents
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ MARIA CERVANTES DE BURGREEN
Maria Cervantes de Burgreen
Vice President and Corporate Controller
(Principal Accounting Officer)
Date:	May 7, 2024