Form 10-Q
period 2024-06-30
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2024-08-07
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of August 2, 2024, 150,999,300 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)

	June 30, 2024
	(Unaudited)	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$308.2	$72.8
Accounts receivable, net	131.7	128.8
Unbilled receivables, net	206.7	200.4
Inventoried costs	154.8	156.2
Prepaid expenses	28.8	16.0
Other current assets	21.0	20.0
Total current assets	851.2	594.2
Property, plant and equipment, net	271.2	243.6
Operating lease right-of-use assets	41.8	45.7
Goodwill	568.9	569.1
Intangible assets, net	58.1	62.4
Other assets	123.0	117.5
Total assets	$1,914.2	$1,632.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$58.8	$63.1
Accrued expenses	35.3	35.4
Accrued compensation	63.3	64.7
Accrued interest	1.1	1.7
Billings in excess of costs and earnings on uncompleted contracts	80.9	101.8
Current portion of operating lease liabilities	11.7	12.1
Other current liabilities	21.2	13.7
Total current liabilities	272.3	292.5
Long-term debt, net of current portion	179.5	219.3
Operating lease liabilities, net of current portion	34.1	37.8
Other long-term liabilities	99.0	84.4
Total liabilities	584.9	634.0
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	—	22.5
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 150,729,318 and 129,286,964 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	0.2	—
Additional paid-in capital	1,998.6	1,654.5
Accumulated other comprehensive income	1.5	1.7
Accumulated deficit	(671.0)	(680.2)
Total stockholders’ equity	1,329.3	976.0
Total liabilities and stockholders’ equity	$1,914.2	$1,632.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Service revenues	$106.5	$103.7	$213.0	$195.3
Product sales	193.6	153.2	364.3	293.4
Total revenues	300.1	256.9	577.3	488.7
Cost of service revenues	77.0	80.0	156.2	148.2
Cost of product sales	145.9	113.0	272.9	217.2
Total costs	222.9	193.0	429.1	365.4
Gross profit	77.2	63.9	148.2	123.3
Selling, general and administrative expenses	54.5	47.3	108.9	95.1
Research and development expenses	10.2	9.9	19.8	20.1
Restructuring expenses and other	—	—	—	0.9
Operating income	12.5	6.7	19.5	7.2
Other expense:
Interest income (expense), net	0.1	(5.1)	(2.7)	(10.4)
Other income (expense), net	0.1	0.2	(0.1)	(0.1)
Total other income (expense), net	0.2	(4.9)	(2.8)	(10.5)
Income (loss) before income taxes	12.7	1.8	16.7	(3.3)
Provision for income taxes	4.8	2.2	7.5	2.9
Net income (loss) from consolidated operations	7.9	(0.4)	9.2	(6.2)
Less: Net income attributable to noncontrolling interest	—	2.3	—	3.5
Net income (loss) attributable to Kratos	$7.9	$(2.7)	$9.2	$(9.7)

Basic income (loss) per common share attributable to Kratos	$0.05	$(0.02)	$0.06	$(0.08)
Diluted income (loss) per common share attributable to Kratos	$0.05	$(0.02)	$0.06	$(0.08)

Weighted average common shares outstanding:
Basic	151.8	129.1	146.4	128.9
Diluted	153.5	129.1	147.5	128.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Net income (loss) from consolidated operations	$7.9	$(0.4)	$9.2	$(6.2)
Change in unrealized cash flow hedge (net of taxes of $0.1 million and $0.5 million for the three and six month period ended June 30, 2024 and $0.6 million and $0.6 million for the three and six month period ended June 25, 2023)	—	1.8	1.3	1.8
Change in cumulative translation adjustment	(0.6)	1.6	(1.5)	1.9
Comprehensive income (loss) from consolidated operations	7.3	3.0	9.0	(2.5)
Less: Comprehensive income attributable to noncontrolling interest	—	2.3	—	3.5
Comprehensive income (loss) attributable to Kratos	$7.3	$0.7	$9.0	$(6.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended June 30, 2024 and June 25, 2023
(in millions)
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, March 26, 2023	$12.4	126.7	$—	$1,610.0	$(0.5)	$(678.3)	$931.2
Stock-based compensation	—	—	—	6.0	—	—	6.0
Restricted stock issued and related taxes	—	0.1	—	(0.8)	—	—	(0.8)
Net income (loss)	2.3	—	—	—	—	(2.7)	(2.7)
Other comprehensive income, net of tax	—	—	—	—	3.4	—	3.4
Changes in noncontrolling interest	—	0.8	—	8.5	—	—	8.5
Balance, June 25, 2023	$14.7	127.6	$—	$1,623.7	$2.9	$(681.0)	$945.6

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, March 31, 2024	$22.5	150.0	$0.2	$1,982.7	$2.1	$(678.9)	$1,306.1
Stock-based compensation	—	—	—	6.6	—	—	6.6
Issuance of common stock for employee stock purchase plan and stock options	—	—	—	—	—	—	—
Restricted stock issued and related taxes	—	0.1	—	(2.0)	—	—	(2.0)
Net income	—	—	—	—	—	7.9	7.9
Other comprehensive loss, net of tax	—	—	—	—	(0.6)	—	(0.6)
Changes in noncontrolling interest	$(22.5)	0.6	$—	$11.3	$—	$—	11.3
Balance, June 30, 2024	$—	150.7	$0.2	$1,998.6	$1.5	$(671.0)	$1,329.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2024 and June 25, 2023
(in millions)
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 25, 2022	$11.2	126.0	$—	$1,608.4	$(0.8)	$(671.3)	$936.3
Stock-based compensation	—	—	—	12.6	—	—	12.6
Issuance of common stock for employee stock purchase plan and stock options	—	0.3	—	2.9	—	—	2.9
Restricted stock issued and related taxes	—	0.5	—	(3.4)	—	—	(3.4)
Net income (loss)	3.5	—	—	—	—	(9.7)	(9.7)
Other comprehensive income, net of tax	—	—	—	—	3.7	—	3.7
Changes in noncontrolling interest	—	0.8	—	3.2	—	—	3.2
Balance, June 25, 2023	$14.7	127.6	$—	$1,623.7	$2.9	$(681.0)	$945.6

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 31, 2023	$22.5	129.3	$—	$1,654.5	$1.7	$(680.2)	$976.0
Stock-based compensation	—	—	—	15.8	—	—	15.8
Issuance of common stock for employee stock purchase plan and stock options	—	0.3	—	3.6	—	—	3.6
Restricted stock issued and related taxes	—	1.3	—	(17.1)	—	—	(17.1)
Issuance of common stock for equity raise	—	19.2	0.2	330.5	—	—	330.7
Gain on interest rate swap contract	—	—	—	—	1.3	—	1.3
Net income	—	—	—	—	—	9.2	9.2
Other comprehensive loss, net of tax	—	—	—	—	(1.5)	—	(1.5)
Changes in noncontrolling interest	(22.5)	0.6	—	11.3	—	—	11.3
Balance, June 30, 2024	$—	150.7	$0.2	$1,998.6	$1.5	$(671.0)	$1,329.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	June 30, 2024	June 25, 2023
Operating activities:
Net income (loss) from consolidated operations	$9.2	$(6.2)
Adjustments to reconcile net income (loss) from consolidated operations to net cash used in operating activities:
Depreciation and amortization	19.7	15.8
Deferred income taxes	0.1	0.1
Amortization of lease right-of-use assets	6.0	5.5
Stock-based compensation	15.8	12.6
Amortization of deferred financing costs	0.3	0.3
Provision for doubtful accounts	—	0.9
Changes in assets and liabilities:
Accounts receivable	(3.0)	(10.7)
Unbilled receivables	(6.4)	(7.1)
Inventoried costs	2.1	(20.0)
Prepaid expenses and other assets	(18.8)	(9.7)
Operating lease liabilities	(6.1)	(5.2)
Accounts payable	(3.6)	2.2
Accrued expenses	—	7.2
Accrued compensation	(1.5)	2.0
Accrued interest	(0.6)	(0.1)
Billings in excess of costs and earnings on uncompleted contracts	(21.0)	11.2
Income tax receivable and payable	4.4	0.6
Other liabilities	1.4	(1.6)
Net cash used in operating activities	(2.0)	(2.2)
Investing activities:
Cash paid for acquisitions, net of cash acquired	(11.5)	—
Proceeds from sale of assets	—	8.3
Capital expenditures	(29.3)	(18.9)
Net cash used in investing activities	(40.8)	(10.6)
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	330.7	—
Borrowing under credit facility	10.0	34.0
Repayment under credit facility and term loan	(47.5)	(53.5)
Payments under finance leases	(0.7)	(0.8)
Payments of employee taxes withheld from share-based awards	(17.1)	(3.4)
Proceeds from shares issued under equity plans	3.6	2.9
Net cash provided by (used in) financing activities	279.0	(20.8)
Net cash provided (used)	236.2	(33.6)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	0.5
Net increase (decrease) in cash and cash equivalents	235.4	(33.1)
Cash and cash equivalents at beginning of period	72.8	81.3
Cash and cash equivalents at end of period	$308.2	$48.2

Significant non-cash investing and financing activities:
Financing lease obligation incurred	$16.8	$0.1
Capital expenditures included in accounts payable and accrued expenses	2.5	1.6
Common stock issuance for purchase of noncontrolling interests	$11.3	$10.7

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

(a)    Basis of Presentation

 The information as of June 30, 2024 and for the three and six months ended June 30, 2024 and June 25, 2023 is unaudited. The condensed consolidated balance sheet as of December 31, 2023 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 13, 2024 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

Certain prior year items have been reclassified to be consistent with current year presentation.

(b)    Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries. All inter-company transactions have been eliminated in consolidation. On June 21, 2024, the Company purchased the remaining 9.95% interest in KTT CORE, Inc., a Delaware corporation formerly known as KTT CORE, LLC (“KTT Core”) which previously had been reported as a majority owned subsidiary. KTT Core is now a 100% owned subsidiary. See Note 11 for further information related to the redeemable noncontrolling interest.

(c)    Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year. The three month periods ended June 30, 2024 and June 25, 2023 consisted of 13-week periods. The six month periods ended June 30, 2024 and June 25, 2023 consisted of 26-week periods. There are 52 calendar weeks in the fiscal year ending on December 29, 2024 and 53 calendar weeks in the fiscal year ending December 31, 2023.

(d)    Use of Estimates

There have been no significant changes in the Company’s accounting estimates for the six months ended June 30, 2024 as compared to the accounting estimates described in the Form 10-K.

(e)    Fair Value of Financial Instruments

The Company uses forward exchange contracts to manage foreign currency risks associated with certain transactions, specifically forecasted materials and salaries paid in foreign currencies. The Company also has entered into an interest rate swap contract in order to mitigate the exposure to interest rate movements associated with the Company’s Term Loan A. These derivative instruments are measured at fair value using observable market inputs such as interest rates. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At June 30, 2024, the derivative instruments were included in other current assets and other assets on the Company's condensed consolidated balance sheets.

The carrying amounts and the related fair values of the Company’s derivative instruments measured at fair value on a recurring basis at June 30, 2024, are presented in Note 15.

The carrying value of all financial instruments, including cash equivalents, accounts receivable, unbilled receivables, accounts payable, accrued expenses, billings in excess of cost and earnings on uncompleted contracts, income taxes payable and long and short-term debt, approximated their estimated fair values at June 30, 2024 and December 31, 2023 due to the short-term nature of these instruments.

(f)     Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. ASU 2023-07 also requires all segment profit or loss and assets disclosures to be provided on an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning one year later. The amendments must be applied retrospectively to all prior periods presented. The Company is currently evaluating the impact of the adoption of ASU 2023-07 on its consolidated financial statements; however, the standard is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the impact of the adoption of ASU 2023-09; however, the standard is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Remaining Performance Obligations

The Company calculates revenues from remaining performance obligations as the dollar value of the remaining performance obligations on executed contracts. On June 30, 2024, the Company had approximately $1,302.7 million of remaining performance obligations. The Company expects to recognize approximately 35% of the remaining performance obligations as revenue in fiscal year 2024, an additional 41% in fiscal year 2025, and the balance thereafter.

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

As a result of the EAC process, any quarterly adjustments to revenues, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if it is determined the Company will be successful in mitigating the risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if it is determined the Company will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales, and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could affect the profitability of one or more of the Company’s contracts. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined. No cumulative catch-up adjustment on any one contract was material to the Company’s unaudited condensed consolidated financial statements for the three and six-month periods ended June 30, 2024, and June 25, 2023. Likewise, total cumulative catch-up adjustments were not material for the three and six-month periods ended June 30, 2024, and June 25, 2023.

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

Net contract assets and liabilities are as follows (in millions):

	June 30, 2024	December 31, 2023	Net Change
Contract assets	$206.7	$200.4	$6.3
Contract liabilities	$80.9	$101.8	$(20.9)
Net contract assets	$125.8	$98.6	$27.2

Contract assets increased $6.3 million during the six months ended June 30, 2024, primarily due to higher unbilled receivables, net during the six months ended June 30, 2024. There were no significant impairment losses related to any receivables or contract assets arising from the Company’s contracts with customers during the six months ended June 30, 2024. Contract liabilities decreased $20.9 million during the six months ended June 30, 2024, primarily due to revenue recognized in excess of payments received on these performance obligations. For the three and six months ended June 30, 2024, the Company recognized revenue of $25.8 million and $69.2 million, respectively, that was previously included in the contract liabilities that existed at December 31, 2023. For the three and six months ended June 25, 2023 the Company recognized revenue of $12.4 million and $33.6 million, respectively, that was previously included in the contract liabilities that existed at December 25, 2022.

At June 30, 2024, approximately $2.9 million in billed receivables and $1.5 million in unbilled receivables remained outstanding related to a training solutions program that was terminated for convenience (“T for C”) by the customer in 2019. In July 2024, the $2.9 million receivable was collected. The remaining unbilled receivable amount is subject to negotiation and settlement with the customer, which negotiations are currently expected to commence in the second half of 2024.

Disaggregation of Revenue

The following series of tables presents the Company’s revenue disaggregated by several categories. For the majority of contracts, revenue is recognized over time as work is performed on the contract. Revenue by contract type was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Kratos Government Solutions
Fixed price	$139.7	$132.5	$285.4	$259.5
Cost plus fee	58.2	59.9	116.8	105.6
Time and materials	16.4	12.4	29.9	23.5
Total Kratos Government Solutions	214.3	204.8	432.1	388.6
Unmanned Systems
Fixed price	71.7	39.0	115.6	75.9
Cost plus fee	12.6	10.5	26.1	18.6
Time and materials	1.5	2.6	3.5	5.6
Total Unmanned Systems	85.8	52.1	145.2	100.1
Total Revenues	$300.1	$256.9	$577.3	$488.7

Revenue by customer was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Kratos Government Solutions
U.S. Government (1)	$129.2	$129.5	$264.3	$244.0
International (2)	41.3	47.9	92.0	92.9
U.S. Commercial and other customers	43.8	27.4	75.8	51.7
Total Kratos Government Solutions	214.3	204.8	432.1	388.6
Unmanned Systems
U.S. Government (1)	66.2	49.1	122.0	94.9
International (2)	18.8	2.4	21.2	4.3
U.S. Commercial and other customers	0.8	0.6	2.0	0.9
Total Unmanned Systems	85.8	52.1	145.2	100.1
Total Revenues	$300.1	$256.9	$577.3	$488.7
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

Note 4. Goodwill and Intangible Assets

(a)    Goodwill

    The carrying amounts of goodwill as of June 30, 2024 and December 31, 2023 by reportable segment are as follows (in millions):

	As of June 30, 2024
	KGS	US	Total
Gross value	$683.6	$138.6	$822.2
Less accumulated impairment	239.5	13.8	253.3
Net	$444.1	$124.8	$568.9

	As of December 31, 2023
	KGS	US	Total
Gross value	$683.6	$138.8	822.4
Less accumulated impairment	239.5	13.8	253.3
Net	$444.1	$125.0	$569.1

(b)    Purchased Intangible Assets

The following table sets forth information for finite-lived and indefinite-lived intangible assets (in millions):

	As of June 30, 2024			As of December 31, 2023
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$80.9	$(64.0)	$16.9	$80.9	$(62.8)	$18.1
Contracts and backlog	53.1	(41.0)	12.1	53.1	(38.8)	14.3
Developed technology and technical know-how	33.7	(28.8)	4.9	33.7	(28.2)	5.5
Trade names	3.8	(2.9)	0.9	3.8	(2.7)	1.1
In-process research and development	16.8	(0.4)	16.4	16.8	(0.3)	16.5
Total finite-lived intangible assets	188.3	(137.1)	51.2	188.3	(132.8)	55.5
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$195.2	$(137.1)	$58.1	$195.2	$(132.8)	$62.4

Consolidated amortization expense related to intangible assets subject to amortization was $2.2 million and $1.4 million for the three months ended June 30, 2024 and June 25, 2023, respectively, and $4.3 million and $3.0 million for the six months ended June 30, 2024 and June 25, 2023, respectively.
The estimated future amortization expense of acquired intangible assets with finite lives as of June 30, 2024 is as follows (in millions):

Amount
2024	$4.2
2025	8.9
2026	9.1
2027	7.4
2028	4.5
Thereafter	17.1
Total	$51.2

Note 5. Inventoried Costs

Inventoried costs, consisted of the following components (in millions):

	June 30, 2024	December 31, 2023
Raw materials	$84.9	$78.0
Work in process	66.0	72.9
Finished goods	3.9	5.3
Total inventoried costs	$154.8	$156.2

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

Diluted net income per share for the three and six months ended June 30, 2024 include the dilutive effect of an aggregate of 1.6 million and 1.1 million shares, respectively, of the Company’s common stock granted to employees under stock-based compensation plans. Diluted net loss per share for the three and six months ended June 25, 2023 exclude the dilutive effects of awards granted to employees under stock-based compensation plans of 1.0 million and 1.2 million shares, respectively, because their inclusion would have been anti-dilutive.

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

    The components of lease expense were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Amortization of right of use assets - finance leases	$0.8	$0.7	$1.6	$1.5
Interest on lease liabilities - finance leases	0.8	0.8	1.6	1.5
Operating lease cost	3.6	3.4	7.1	6.7
Short-term lease cost	0.2	0.3	0.6	0.5
Variable lease cost (cost excluded from lease payments)	—	0.1	—	0.1
Sublease income	(0.1)	—	(0.1)	—
Total lease cost	$5.3	$5.3	$10.8	$10.3

The components of leases on the balance sheet were as follows (in millions):

	June 30, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use assets	$41.8	$45.7
Current portion of operating lease liabilities	$11.7	$12.1
Operating lease liabilities, net of current portion	$34.1	$37.8
Finance leases:
Property, plant and equipment, net	$60.5	$45.4
Other current liabilities	$1.7	$1.3
Other long-term liabilities	$66.6	$50.9

Cash paid for amounts included in the measurement of lease liabilities was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Finance lease - cash paid for interest	$0.8	$0.8	$1.6	$1.5
Finance lease - financing cash flows	$0.4	$0.4	$0.7	$0.8
Operating lease - operating cash flows (fixed payments)	$3.6	$3.6	$7.2	$6.6

Other supplemental noncash information (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Operating lease liabilities arising from obtaining right-of-use assets	$2.1	$4.5	$2.3	$6.4
Finance lease liabilities arising from obtaining right-of-use assets	$16.4	$0.1	$16.8	$0.1

			June 30, 2024	June 25, 2023
Weighted-average remaining lease term (in years):
Operating leases			4.43	4.76
Finance leases			14.34	15.08

Weighted-average discount rate:
Operating leases			5.01%	4.95%
Finance leases			6.35%	6.41%

The maturity of lease liabilities is (in millions):

	Operating Leases	Finance Leases
2024 (1)	$7.2	$3.5
2025	12.4	6.0
2026	10.7	6.3
2027	9.7	6.5
2028	6.5	6.6
Thereafter	4.4	81.4
Total lease payments	50.9	110.3
Less: imputed interest	(5.1)	(42.0)
Total present value of lease liabilities	$45.8	$68.3
(1) Excludes the six months ended June 30, 2024.

Note 8. Income Taxes

A reconciliation of the total income tax provision to the amount computed by applying the statutory federal income tax rate of 21% to income (loss) from continuing operations before income taxes for the three and six months ended June 30, 2024 and June 25, 2023 is as follows (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Income tax expense (benefit) at federal statutory rate	$2.7	$0.4	$3.5	$(0.7)
Nondeductible expenses and other	2.4	1.7	5.0	3.3
Stock compensation - excess tax shortfalls (windfalls)	(0.1)	0.3	(0.6)	0.7
Federal impact of research & development tax credits	(0.2)	(0.2)	(0.4)	(0.4)
Provision for income taxes	$4.8	$2.2	$7.5	$2.9

The Company calculates its interim income tax provision in accordance with ASC Topic 270, “Interim Reporting,” and ASC Topic 740, “Accounting for Income Taxes.” Prior to 2022, the Company calculated the provision for income taxes during the interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method used prior to 2022 would not provide a reliable estimate for the six months ended June 30, 2024 and June 25, 2023. Therefore, a discrete effective tax rate method was used to calculate taxes for the six months ended June 30, 2024 and June 25, 2023.

As of June 30, 2024, the Company had $25.4 million of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at June 30, 2024 are $22.8 million that, if recognized, would impact the Company’s effective income tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the six months ended June 30, 2024 and June 25, 2023, the Company recorded an expense of $0.1 million. For the six months ended June 30, 2024 and June 25, 2023, there was no material benefit recorded related to the removal of interest and penalties. The Company believes that it is reasonably possible that as much as $0.1 million of the liabilities for uncertain tax positions will expire within the next twelve months due to the expiration of various applicable statutes of limitations.

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

The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. Pillar 2 had no impact on our 2024 effective tax rate and we do not currently expect Pillar 2 to have a material impact on our effective tax rate or our consolidated results of operation, financial position, and cash flows going forward.

Note 9. Debt

(a) 2022 Credit Facility

On February 18, 2022, the Company completed the refinancing of its then-outstanding $90 million revolving credit facility and $300 million 6.5% Senior Secured Notes, with a new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A (collectively, the “2022 Credit Facility”). The Company incurred debt issuance costs of $3.3 million associated with the 2022 Credit Facility. As of June 30, 2024, the Company has made an aggregate of $10.0 million in principal payments on Term Loan A and has no amounts outstanding under the Revolving Credit Facility, with $200.0 million remaining in borrowing capacity, less approximately $6.9 million of letters of credit outstanding.

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

Mandatory amortization on the Term Loan A is 2.5% in each of the first and second years and 5.0% in each of the third, fourth and fifth years, with the remaining outstanding balance due at maturity. The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. The Company was in compliance with the covenants contained in the Credit Agreement as of June 30, 2024.

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

Term Loan and Revolving Credit Debt

Term loan and revolving credit debt and the current period interest rates are as follows (in millions):

	June 30, 2024	December 31, 2023
Term Loan A	$190.0	$192.5
Revolving credit facility	—	35.0
Total debt	190.0	227.5
Less current portion	10.0	7.5
Total long-term debt, less current portion	180.0	220.0
Less long-term unamortized debt issuance costs - term loans	0.5	0.7
Total long-term debt, net of unamortized debt issuance costs - term loans	$179.5	$219.3
Unamortized debt issuance costs - revolving credit facility	$0.5	$0.7
Current period interest rate	6.7%	7.7%

Future long-term debt principal payments at June 30, 2024 were as follows (in millions):

2024	$7.5
2025	10.0
2026	10.0
2027	162.5
$190.0

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

 Revenues, depreciation and amortization, and operating income generated by the Company’s reportable segments for the three and six month periods ended June 30, 2024 and June 25, 2023 are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Revenues:
Kratos Government Solutions
Service revenues	$104.7	$102.2	$209.3	$192.4
Product sales	109.6	102.6	222.8	196.2
Total Kratos Government Solutions	$214.3	$204.8	$432.1	$388.6
Unmanned Systems
Service revenues	1.8	1.5	3.7	2.9
Product sales	84.0	50.6	141.5	97.2
Total Unmanned Systems	85.8	52.1	145.2	100.1
Total revenues	$300.1	$256.9	$577.3	$488.7
Depreciation and amortization:
Kratos Government Solutions	$6.9	$5.9	$13.0	$11.8
Unmanned Systems	3.5	2.0	6.7	4.0
Total depreciation and amortization	$10.4	$7.9	$19.7	$15.8
Operating income:
Kratos Government Solutions	$15.5	$11.6	$32.1	$19.3
Unmanned Systems	3.6	1.2	3.2	0.6
Corporate activities	(6.6)	(6.1)	(15.8)	(12.7)
Total operating income	$12.5	$6.7	$19.5	$7.2

Note 11.    Redeemable Noncontrolling Interest

On February 27, 2019, the Company acquired 80.1% of the issued and outstanding shares of capital stock of Florida Turbine Technologies Inc., a Florida corporation (“FTT Inc.”), and 80.1% of the membership interests in KTT Core, a Delaware limited liability company, for an aggregate purchase price of approximately $60 million. On February 18, 2022, the capital stock of FTT Inc. was conveyed to KTT Core for organizational purposes such that FTT Inc. is now a wholly owned subsidiary of KTT Core. In connection with the Company’s acquisition of FTT Inc., and KTT Core, (i) beginning in January 2024, the holders (the “Holders”) of the minority interests in KTT Core (the “Minority Interests”) had an annual right (the “Put Right”) to sell all of the Minority Interests to the Company at a purchase price based on a specified multiple of the trailing 12 months EBITDA of KTT Core and its subsidiaries (the “Acquired Companies”), subject to adjustment as set forth in the Exchange Agreement entered into by and among the Company, the Acquired Companies and the Holders, as amended on February 18, 2022 (the “Exchange Agreement”).

On June 13, 2022, the Company entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) to acquire an additional 9.95% (the “Purchased Shares”) of the issued and outstanding shares of capital stock of KTT Core (together with its wholly-owned subsidiaries including FTT Inc.), a majority owned subsidiary of the Company, for an aggregate estimated purchase price of approximately $6.4 million, to be paid in shares of Kratos common stock. Pursuant to the Equity Purchase Agreement, the Company paid consideration of $2.7 million, paid in 190,258 shares of its common stock, based upon Kratos’ trading price on the date of distribution. Following the closing of the transactions contemplated by the Equity Purchase Agreement, the Company owned 90.05% of KTT Core. On April 7, 2023, the final aggregate purchase price, as updated to reflect the actual 2022 operating results and to reflect the market price of Kratos common stock on the day of issuance, was determined and 828,128 shares of Kratos common stock were issued to the Holders of the Minority Interests with a value of $10.7 million.

On March 22, 2024, the Holders notified Kratos of their intent to sell their remaining Minority Interests through the Holders’ exercise of the Put Right. On June 21, 2024, the Company acquired the remaining 9.95% of the issued and outstanding shares of capital stock of KTT Core for an aggregate purchase price of approximately $22.5 million, which was comprised of approximately $11.25 million in cash and 583,700 shares of Kratos common stock valued at $11.25 million based on Kratos’ 90 day average trading price ending on day immediately prior to the date of acquisition. Following the closing of the transaction the Company owned 100% of KTT Core.

Prior to the purchase of the remaining shares of KTT Core, the Company adjusted the carrying value of the redeemable noncontrolling interest based on an allocation of subsidiary earnings based on ownership interest. Redeemable noncontrolling interest is recorded outside of permanent equity at the higher of its carrying value or management’s estimate of the amount (the “Redemption Amount”) that the Company could be required to pay in connection with the Put Right. Adjustments to the Redemption Amount had a corresponding effect on net income per share attributable to Kratos shareholders. For the three and six month period ended June 25, 2023, the Company recorded an adjustment of $2.0 million and $2.9 million, respectively, to increase the carrying value of the redeemable noncontrolling interest to the estimated Redemption Amount. As a result of the Company’s acquisition of the remaining 9.95% of the issued and outstanding shares of capital stock of KTT Core on June 21, 2024, the carrying value of the redeemable noncontrolling interest was reduced to zero.

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

Note 13. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales contracted through the U.S. Government, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $195.4 million and $178.6 million, or 65% and 70% of total Kratos revenue, for the three months ended June 30, 2024 and June 25, 2023, respectively, and $386.3 million and $338.9 million, or 67% and 69% of total Kratos revenue, for the six months ended June 30, 2024 and June 25, 2023, respectively.

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

Forward Exchange Contracts

Changes in the fair values of the foreign currency exchange contracts are recorded each period in earnings. As of June 30, 2024, the Company did not use hedge accounting for its foreign currency exchange contracts. The notional value of the Company’s foreign currency exchange contracts at June 30, 2024 was $18.4 million. At June 30, 2024, the fair value amounts of the foreign currency exchange contracts were a $0.1 million asset and a $0.2 million liability. The net gain from these forward exchange contracts was $0.0 million and $0.1 million for the three and six months ended June 30, 2024, respectively, and is included in other expense. The notional value of the Company’s foreign currency exchange contracts at December 31, 2023, was $9.3 million. At December 31, 2023, the fair value amounts of the foreign currency exchange contracts were a $0.3 million asset and a $0.1 million liability.

Cash Flow Hedge

On April 28, 2023, the Company entered into an interest rate swap contract with an initial notional amount of $195.0 million to manage the variability of cash flows associated with the Term Loan A. The interest rate swap contract matures on May 1, 2026 and requires periodic interest rate settlements. The swap is at a fixed SOFR of 3.721% and settles monthly on the last day of each calendar month. The Company has designated the interest rate swap contract as a cash flow hedge and assesses the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. Changes in fair value (gains and losses) related to derivative financial instruments that qualify as cash flow hedges are deferred in Accumulated Other Comprehensive Income (Loss) (“AOCI”) until the underlying transaction is reflected in earnings. The net gain reclassed from AOCI from the interest rate swap reflected in earnings was $0.7 million and $1.5 million for the three and six months ended June 30, 2024, respectively, and is recorded as an offset to interest expense. The net gain reclassed from AOCI from the interest rate swap reflected in earnings was $0.4 million for the three and six months ended June 25, 2023, respectively, and is recorded as an offset to interest expense.

The fair value of this derivative represents the discounted value of the expected future discounted cash flows for the interest rate swap, based on the amortization schedule and the current forward curve for the remaining term of the contract, as of the date of each reporting period (in millions):

	June 30, 2024		December 31, 2023
	Notional Value	Fair Value	Notional Value	Fair Value
Interest rate swap contract designated as a cash flow hedge, net of taxes	$187.5	$2.0	$192.5	$0.7

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” relating to our future financial performance, the market for our services and our expansion plans and opportunities. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements reflect our current beliefs, expectations and projections, are based on assumptions, and are subject to known and unknown risks and uncertainties that could cause our actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of these factors are beyond our ability to control or predict. As a result, you should not place undue reliance on forward-looking statements. Important risks and uncertainties that could cause our actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, but are not limited to: changes, cutbacks or delays in spending by the U.S. Department of Defense may occur which could cause delays or cancellations of key government contracts; delays to or the cancellation of our projects as a result of protest actions submitted by our competitors; changes in federal government (or other applicable) procurement laws, regulations, policies and budgets; the availability of government funding for the Company’s products and services due to performance, cost growth, or other factors; changes in government and customer priorities and requirements; the potential of the current economic environment to adversely impact our business; currently unforeseen risks associated with COVID-19 or any other public health crisis; risks related to natural disasters or severe weather; changes in the scope or timing of our projects; the timing, rescheduling or cancellation of significant customer contracts and agreements, or consolidation by or the loss of key customers; risks of adverse regulatory action or litigation; risks related to our international operations; risks associated with debt leverage; failure to successfully achieve our integration, cost reduction or divestiture strategies; risks related to security breaches, cybersecurity attacks or other significant disruptions of our information systems; and competition in the marketplace, which could reduce revenues and profit margins, as well as the additional risks and uncertainties described in this Quarterly Report on Form 10-Q, in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 13, 2024 (the “Form 10-K”), and in other reports that we have filed with the SEC. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except as required by law, we assume no responsibility for updating any forward-looking statements, whether as a result of new information, future events or otherwise.

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

On March 1, 2024, President Biden submitted the fiscal year 2025 budget request to Congress. The request included $895 billion for national defense, of which $850 billion is for the DoD base budget. On May 22, 2024, the House Armed Services Committee approved the fiscal year 2025 National Defense Authorization Act. The bill authorizes $849.8 billion in funding for the DoD. On June 28, 2024, the House passed the fiscal year 2025 DoD Appropriations bill H.R. 8774. On July 8, 2024, the Senate Armed Service Committee filed their version of the fiscal 2025 National Defense Authorization Act at a level $25 billion above the President’s budget request. Congress still needs to approve or revise the President’s fiscal year 2025 budget request, which would then require final approval from the President in order for the FY 2025 budget to become law.

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

We continue to be affected by various unfavorable macroeconomic conditions including adverse supply chain disruptions that continue throughout the industry and for us, and related delays in the receipt and delivery of materials, parts, supplies, etc., which in certain instances and for certain items is significant. To mitigate the impact of these delays, we have implemented advanced and larger lot purchases of certain materials and parts which has resulted in an increased use of our working capital. In addition, inflation and the related increased costs of inputs needed to execute our business, including materials, parts, supplies, consultants, subcontractors, vendors, etc. have significantly increased our business costs and have adversely impacted our operations, profit margins and financial forecasts.

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

Comparison of Results for the Three Months Ended June 30, 2024 to the Three Months Ended June 25, 2023

Revenues.  Revenues by operating segment for the three months ended June 30, 2024 and June 25, 2023 are as follows (dollars in millions):

	June 30, 2024	June 25, 2023	$ change	% change
Kratos Government Solutions
Service revenues	$104.7	$102.2	$2.5	2.4%
Product sales	109.6	102.6	7.0	6.8%
Total Kratos Government Solutions	$214.3	$204.8	$9.5	4.6%
Unmanned Systems
Service revenues	$1.8	$1.5	$0.3	20.0%
Product sales	84.0	50.6	33.4	66.0%
Total Unmanned Systems	85.8	52.1	33.7	64.7%
Total revenues	$300.1	$256.9	$43.2	16.8%

Total service revenues	$106.5	$103.7	$2.8	2.7%
Total product sales	193.6	153.2	40.4	26.4%
Total revenues	$300.1	$256.9	$43.2	16.8%

Revenues increased $43.2 million to $300.1 million for the three months ended June 30, 2024 from $256.9 million for the three months ended June 25, 2023. Revenues in our KGS segment increased $9.5 million primarily due to revenue growth in our C5ISR and microwave electronics businesses primarily resulting from increased activity for multiple air defense systems and programs, and growth in our training solutions and turbine technologies businesses primarily resulting from new contract awards, partially offset by decreases in our defense and rocket support and our space businesses, which has been impacted by the extended Continuing Resolution Authorization (CRA) as well as delayed satellite launches which has impacted the deployment of our commercial satellite ground equipment. Revenues in our US segment increased $33.7 million to $85.8 million for the three months ended June 30, 2024, reflecting the contribution from the STS acquisition, and increased domestic drone production and a certain international target drone delivery which contributed $17.4 million in revenue during the quarter ended June 30, 2024, and as a result of timing of program contract awards and increased production volume as compared to the three months ended June 25, 2023.

Product sales increased $40.4 million to $193.6 million for the three months ended June 30, 2024 from $153.2 million for the three months ended June 25, 2023, primarily as a result of increased production in our KGS segment and in our US segment. As a percentage of total consolidated revenues, product sales were 64.5% for the three months ended June 30, 2024 as compared to 59.6% for the three months ended June 25, 2023. Service revenues increased by $2.8 million to $106.5 million for the three months ended June 30, 2024 from $103.7 million for the three months ended June 25, 2023, primarily related to increased activity in our turbine technologies, and space and satellite business in our KGS segment.

Cost of Revenues.  Cost of revenues increased $29.9 million to $222.9 million for the three months ended June 30, 2024 from $193.0 million for the three months ended June 25, 2023. The increase in cost of revenues was primarily related to the increased revenues, with the most notable increased activity in our Unmanned Systems Segment.

Gross Margin.  Gross margin increased to 25.7% for the three months ended June 30, 2024 from 24.9% for the three months ended June 25, 2023. Margins on services increased to 27.7% for the three months ended June 30, 2024 from 22.9% for the three months ended June 25, 2023. Margins on products decreased to 24.6% for the three months ended June 30, 2024 from 26.2% for the three months end June 25, 2023. Margins in the KGS segment increased to 28.7% for the three months ended June 30, 2024 from 26.0% for the three months ended June 25, 2023. Margins in the US segment decreased to 18.4% for the three months ended June 30, 2024 from 20.3% for the three months ended June 25, 2023.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expenses increased $7.2 million to $54.5 million for the three months ended June 30, 2024 from $47.3 million for the three months ended June 25, 2023 due primarily to the increased revenue volume and headcount. As a percentage of revenues, SG&A decreased to 18.2% at June 30, 2024 from 18.4% at June 25, 2023.

Research and Development (“R&D”) Expenses.  R&D expenses increased $0.3 million to $10.2 million for the three months ended June 30, 2024 from $9.9 million for the three months ended June 25, 2023, primarily due to increased development efforts in our unmanned systems business. As a percentage of revenues, R&D decreased to 3.4% for the three months ended June 30, 2024 from 3.9% for the three months ended June 25, 2023. R&D expenses are made by the Company, typically in conjunction with our customers, for the Company to achieve a “first to market” position with our products or technology. We also invest in R&D expenses to achieve market leading “designed in” positions on major programs, platforms or systems.

Restructuring Expenses and Other. We had no restructuring expenses for the three months ended June 30, 2024 and for the three months ended June 25, 2023.

Total Other Income (Expense), Net.  The total other income (expense), net was $0.2 million for the three months ended June 30, 2024 and the total other expense, net was $4.9 million for the three months ended June 25, 2023. This change in total other income (expense) of $5.1 million was primarily related to a decrease in interest expense of $1.6 million as a result of the reduction of debt and the interest rate hedge entered into during the second quarter of 2023 on the Company’s Term Loan A, and an increase in interest income of $3.6 million in the three months ended June 30, 2024, resulting from the increased cash balances following the February 27, 2024 stock offering which raised approximately $331.2 million in net proceeds.

Provision for Income Taxes. The income tax expense for the three months ended June 30, 2024 was $4.8 million and the income tax expense for the three months ended June 25, 2023 was $2.2 million. For the three months ended June 30, 2024 and June 25, 2023, the Company utilized the discrete effective tax rate method. The discrete method is applied when it is not possible to reliably estimate our full year effective tax rate due to significant permanent differences in relation to pre-tax book income, resulting in significant variability to our effective tax rate.

Comparison of Results for the Six Months Ended June 30, 2024 to the Six Months Ended June 25, 2023

Revenues. Revenues by operating segment for the six months ended June 30, 2024 and June 25, 2023 are as follows (dollars in millions):

	June 30, 2024	June 25, 2023	$ change	% change
Kratos Government Solutions
Service revenues	$209.3	$192.4	$16.9	8.8%
Product sales	222.8	196.2	26.6	13.6%
Total Kratos Government Solutions	$432.1	$388.6	$43.5	11.2%
Unmanned Systems
Service revenues	$3.7	$2.9	$0.8	27.6%
Product sales	141.5	97.2	44.3	45.6%
Total Unmanned Systems	145.2	100.1	45.1	45.1%
Total revenues	$577.3	$488.7	$88.6	18.1%

Total service revenues	$213.0	$195.3	$17.7	9.1%
Total product sales	364.3	293.4	70.9	24.2%
Total revenues	$577.3	$488.7	$88.6	18.1%

Revenues increased $88.6 million to $577.3 million for the six months ended June 30, 2024 from $488.7 million for the six months ended June 25, 2023. Revenues in our KGS segment increased $43.5 million, primarily due to revenue increases in our C5ISR and microwave electronics products businesses primarily resulting from increased activity for multiple air defense systems and programs, and growth in our training solutions and turbine technologies businesses primarily resulting from new contract awards, training solutions and turbine technologies businesses, partially offset by decreases in our defense and rocket support and our space businesses, which has been impacted by the extended Continuing Resolution Authorization (CRA) as well as delayed satellite launches which has impacted the deployment of our commercial satellite ground equipment. Revenues in our US segment increased $45.1 million to $145.2 million for the six months ended June 30, 2024 reflecting the contribution from the STS acquisition, and increased domestic target drone production and a certain international target drone delivery which contributed $17.7 million in revenue during the six months ended June 30, 2024, and as a result of timing of program contract awards and increased production volume as compared to the six months ended June 25, 2023.

Product sales increased $70.9 million to $364.3 million for the six months ended June 30, 2024 from $293.4 million for the six months ended June 25, 2023, primarily as a result of increased production activity in our KGS segment and in our US segment. As a percentage of total revenue, product sales were 63.1% for the six months ended June 30, 2024 as compared to 60.0% for the six months ended June 25, 2023. Service revenues increased by $17.7 million to $213.0 million for the six months ended June 30, 2024 from $195.3 million for the six months ended June 25, 2023. The increase was primarily related to increased activity in our turbine technologies, and space and satellite business in our KGS segment.

Cost of Revenues. Cost of revenues increased $63.7 million to $429.1 million for the six months ended June 30, 2024 from $365.4 million for the six months ended June 25, 2023. The increase in cost of revenues was primarily a result of the increase in revenues discussed above.

Gross Margin. Gross margin increased to 25.7% for the six months ended June 30, 2024 from 25.2% for the six months ended June 25, 2023. Margins on services increased to 26.7% for the six months ended June 30, 2024 from 24.1% for the six months ended June 25, 2023. Margins on product sales decreased to 25.1% for the six months ended June 30, 2024 from 26.0% for the six months ended June 25, 2023. Margins in the KGS segment increased to 28.0% for the six months ended June 30, 2024 from 26.6% for the six months ended June 25, 2023 primarily due to a more favorable mix of revenues. Margins in the US segment decreased to 18.9% for the six months ended June 30, 2024 from 20.0% for the six months ended June 25, 2023.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $13.8 million from $95.1 million for the six months ended June 25, 2023 to $108.9 million for the six months ended June 30, 2024 due primarily to the increased revenue volume and headcount. As a percentage of revenues, SG&A decreased to 18.9% at June 30, 2024, from 19.5% at June 25, 2023.

Research and Development (“R&D”) Expenses. R&D expenses were $19.8 million for the six months ended June 30, 2024 and $20.1 million for the six months ended June 25, 2023, primarily due to decreased development efforts in our space and satellite communications business partially offset with increases in our unmanned systems business. As a percentage of revenues, R&D expenses decreased to 3.4% for the six months ended June 30, 2024 from 4.1% for the six months ended June 25, 2023. R&D expenses are made by the Company, typically in conjunction with our customers, for the Company to achieve a “first to market” position with our products or technology. We also invest in R&D expenses to achieve market leading “designed in” positions on major programs, platforms or systems.

Restructuring Expenses and Other. We had no restructuring expenses for the six months ended June 30, 2024. Restructuring expenses were $0.9 million for the six months ended June 25, 2023.

Total Other Expense, Net. Total other expense, net decreased to $2.8 million for the six months ended June 30, 2024 from $10.5 million for the six months ended June 25, 2023. The decrease of $7.7 million was primarily related to a decrease in interest expense of $2.7 million, and an increase in interest income of $5.0 million during the six months ended June 30, 2024, resulting from the increased cash increased cash balances following the February 27, 2024 stock offering which raised approximately $331.2 million in net proceeds.

Provision for Income Taxes from Continuing Operations. The income tax expense from continuing operations for the six months ended June 30, 2024 was $7.5 million and the income tax expense for the six months ended June 25, 2023 was $2.9 million. For the six months ended June 30, 2024 and June 25, 2023, the Company utilized the discrete effective tax rate method. The discrete method is applied when it is not possible to reliably estimate our full year effective tax rate due to significant permanent differences in relation to pre-tax book income, resulting in significant variability to our estimated effective tax rate.

Backlog

On June 30, 2024, we had approximately $1,302.7 million of total backlog, of which $1,070.6 million was funded. We expect to recognize approximately 35% of the remaining total backlog as revenue in fiscal year 2024, an additional 41% in fiscal year 2025 and the balance thereafter. Our comparable total backlog balance as of June 25, 2023, was approximately $1,157.3 million, of which $863.9 million was funded. Backlog as of June 30, 2024 as compared to June 25, 2023 has increased primarily as a result of contract awards in our Space, Satellite, Cyber and Training, Turbine Technologies, Microwave Technologies, C5ISR and Unmanned Systems businesses.

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

Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents of $308.2 million compared with cash and cash equivalents of $72.8 million as of December 31, 2023, which includes $39.2 million and $44.1 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, however, earnings of these foreign subsidiaries are essentially considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the United States they could be repatriated, and their repatriation into the United States may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

Our total long-term debt decreased from $227.5 million at December 31, 2023 to $190.0 million at June 30, 2024, reflecting the $2.5 million in aggregate principal payments we have made on the Term Loan A and a net $35 million repayment made during the six months ended June 30, 2024 on our Revolving Credit Facility. On February 18, 2022, we completed the refinancing of our outstanding $90 million revolving credit facility and $300 million of Senior Secured Notes, with a new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A. As of June 30, 2024, the Company has made an aggregate of $10.0 million of principal payments on Term Loan A, and has no amounts outstanding under the new Revolving Credit Facility, with $200.0 million remaining in borrowing capacity, less approximately $6.9 million for outstanding letters of credit (as more fully described in Note 9 of the accompanying unaudited condensed consolidated financial statements).

We use our operating cash flow to finance trade accounts receivable, fund necessary increases in inventory including increasing inventory stock levels and advance buys in larger lot sizes to gain pricing benefits where possible, in order to mitigate the impact of supply chain disruptions and price increases, utilize working capital to fund revenue growth, fund internal investments of engineering costs, fund capital expenditures, our internal research and development investments and our ongoing operations, service our debt, enhance our security infrastructure, including cyber security infrastructure, and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services because a number of our receivables are contractually billable and due to us only when certain contractual milestones are achieved. Financing increases in inventory balances are necessary to fulfill shipment requirements to meet delivery schedules of our customers, to fund advanced inventory purchases to mitigate supply chain disruptions, and to fund production for work in progress and increased inventory levels related to revenue growth. These financing requirements have increased and have recently negatively impacted our operating cash flows due to actions we have taken to advance inventory purchases in an attempt to mitigate supply chain disruptions and to bolster our inventory levels. For the six months ended June 30, 2024, approximately $18.8 million of operating cash flow use was related to increases in prepaid expenses and other current assets which also include certain vendor prepayments related to the purchase of materials and inventory. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our days sales outstanding (“DSO”) have decreased from 116 days as of December 31, 2023 to 103 days at June 30, 2024, primarily reflecting the timing of outstanding contractual billing milestones. Our DSOs are impacted by the achievement of contractual billing milestones such as equipment shipments and deliveries on certain products, and for certain flight requirements that must be fulfilled on certain aerial target programs, or final milestone billings which are not due until completion on certain projects, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time.

At June 30, 2024, approximately $2.9 million in billed receivables and $1.5 million in unbilled receivables remained outstanding related to a training solutions program that was terminated for convenience (“T for C”) by the customer in 2019. In July 2024, the $2.9 million receivable was collected. The remaining unbilled receivable amount is subject to negotiation and settlement with the customer, which negotiations are currently expected to commence in the second half of 2024.

A summary of our net cash provided by (used in) operating activities, investing activities, and financing activities from our condensed consolidated statements of cash flows is as follows (in millions):

	Six Months Ended
	June 30, 2024	June 25, 2023
Net cash used in operating activities	$(2.0)	$(2.2)
Net cash used in investing activities	(40.8)	(10.6)
Net cash provided by (used in) financing activities	279.0	(20.8)

Net cash used in operating activities was $2.0 million for the six months ended June 30, 2024. Net cash used in operating activities for the six months ended June 30, 2024 was primarily a result of the net gain of $9.2 million and changes in net working capital accounts of $53.1 million partially offset by noncash charges of $41.9 million which includes stock compensation, depreciation and amortization. Net cash used in operating activities was $2.2 million for the six months ended June 25, 2023. Net cash used in operating activities from continuing operations for the six months ended June 25, 2023 was primarily a result of the net loss of $6.2 million and changes in net working capital accounts of $30.9 million partially offset by noncash charges $35.2 million which includes stock compensation, depreciation and amortization.

Net cash used in investing activities was $40.8 million for the six months ended June 30, 2024 and is primarily comprised of $29.3 million in capital expenditures and $11.3 million in cash paid for the remaining minority interests in KTT Core (along with a corresponding issuance of 583,700 shares of Kratos common stock valued at $11.3 million). During the six months ended June 30, 2024, capital expenditures of approximately $13.8 million were incurred in our US business, primarily related to our unmanned tactical initiative. We expect our capital expenditures for fiscal year 2024 to continue to be significant for investments we are making, specifically in our US business totaling approximately $30 to $34 million, including approximately $18 to $22 million for capital aerial targets and related support equipment. The Company is currently producing or anticipates producing several versions of the Valkyrie within the 24 unit production, based on routine communications with the customers, which mix and ultimate duration of the 24 Lot Build may change as a result. Net cash used in investing activities for the six months ended June 25, 2023 is comprised of $18.9 million in capital expenditures partially offset by receipt of $8.3 million of proceeds from the sale of Valkyries which had been previously built as capital assets as they were produced ahead of government contract award. During the six months ended June 25, 2023, capital expenditures of approximately $8.2 million were incurred in our US business, primarily related to our unmanned tactical initiative. The Company made the decision in the first quarter of 2023 to move forward with its second serial production run of 12 next generation Valkyries. The total estimated amount related to production of Valkyries ahead of government contract award, including the first and second production run, is $18 to $22 million of the estimated 2024 capital expenditures for the US business.

Net cash provided by financing activities was $279.0 million for the six months ended June 30, 2024, which included employee stock purchase plan receipts of $3.6 million and net proceeds from the issuance of common stock of approximately $330.7 million. These proceeds were partially offset by $2.5 million of principal payments on our Term Loan A and a $45.0 million payment (partially offset by a $10.0 million draw) on our Revolving Credit Facility, payroll withholding taxes paid from vested restricted stock traded for taxes of $17.1 million and payments made on financing lease obligations of $0.7 million. Net cash used in financing activities was $20.8 million for the six months ended June 25, 2023, which included $2.5 million of principal payments on our $200 million Term Loan A and a $51.0 million payment (partially offset by a $34.0 million draw) on the new Revolving Credit Facility, payroll withholding taxes paid from vested restricted stock of $3.4 million and payments made on financing lease obligations of $0.8 million. These uses were partially offset by employee stock purchase plan receipts of $2.9 million.

Contractual Obligations and Commitments

2022 Credit Facility

    On February 18, 2022, the Company completed the refinancing of its then-outstanding $90 million revolving credit facility and $300 million Senior Secured Notes, with a new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A. The Company incurred debt issuance costs of $3.3 million associated with the 2022 Credit Facility. As of June 30, 2024, the Company has made an aggregate of $10.0 million of principal payments on Term Loan A. As of June 30, 2024, the Company has no amounts outstanding under the Revolving Credit Facility, with $200.0 million remaining in borrowing capacity, less approximately $6.9 million for outstanding letters of credit.

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

Mandatory amortization on the Term Loan A is 2.5% in each of the first and second years and 5.0% in each of the third, fourth and fifth years, with the remaining outstanding balance due at maturity. The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. The Company was in compliance with the covenants contained in the Credit Agreement as of June 30, 2024.

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 21, 2024, pursuant to an Equity Purchase Agreement among the Company, Joseph D. Brostmeyer, Shirley C. Brostmeyer, certain trusts established by Joseph D. Brostmeyer, Shirley C. Brostmeyer and members of their immediate family, and Pegasus Residual, LLC, the Company issued 583,700 shares of its common stock to Pegasus Residual, LLC. The shares were issued as partial consideration for the Company’s acquisition of an additional 9.95% of the issued and outstanding shares of capital stock of KTT Core for an aggregate estimated purchase price of approximately $22.5 million. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act as sales by an issuer not involving any public offering.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

    Not applicable.

Item 5.  Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as described in the table below:

Name	Title	Action	Applicable Date	Expiration Date	Rule 10b5-1 Trading Arrangement? (Y/N)(1)	Aggregate Number of Securities Subject to Trading Arrangement
David Carter	President, Defense and Rocket Support Services	Adopted	5/20/2024	6/30/2025	Y	40,000
							(2)
Maria Cervantes De Burgreen	Vice President & Corporate Controller	Adopted	6/06/2024	6/06/2025	Y	19,528
							(2)
Steven Fendley	President, Unmanned Systems	Adopted	5/20/2024	8/31/2025	Y	84,000
							(2)
Thomas Mills	President, C5ISR Systems	Adopted	5/31/2024	2/28/2025	Y	32,099
							(2)
Stacy Rock	President, Kratos Turbine Technologies	Adopted	5/22/2024	9/30/2025	Y	52,000
							(2)
(1)Denotes whether the trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2)This number represents the maximum number of shares of our common stock that may be sold pursuant to the trading arrangement. The number of shares actually sold will depend on the satisfaction of certain conditions set forth in the trading arrangement.

Item 6.  Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
2.1	Stock Purchase Agreement, dated February 28, 2018, among Kratos Defense & Security Solutions, Inc., Kratos Public Safety & Security Solutions, Inc. and Securitas Electronic Security, Inc.	10-Q	05/10/2018 (001-34460)	2.2
2.2**	Purchase Agreement, dated February 27, 2019, by and among Kratos Defense & Security Solutions, Inc., Shirley Brostmeyer, (“SB”), Joseph Brostmeyer (“JB”), certain trusts established by SB, JB and members of their immediate family, and JB, as the Sellers Representative.	10-Q	05/08/2019 (001-34460)	2.3
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc., as amended.	10-K	02/27/2017 (001-34460)	3.1
3.2	Third Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc., as amended.	8-K	05/24/2024 (001-34460)	3.1
4.1	Specimen Stock Certificate.	10-K	02/27/2017 (001-34460)	4.1
10.1
Equity Purchase Agreement, date as of June 21, 2024, by and among Kratos Defense & Security Solutions, Inc., Joseph Brostmeyer (“JB”), Shirley Brostmeyer (“SB”), and certain trusts established by JB, SB and members of their immediate family, as Sellers.
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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ MARIA CERVANTES DE BURGREEN
Maria Cervantes de Burgreen
Vice President and Corporate Controller
(Principal Accounting Officer)
Date:	August 7, 2024