Form 10-Q
period 2024-09-29
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2024-11-07
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of November 1, 2024, 151,073,886 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2024

INDEX

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets at September 29, 2024 (unaudited) and December 31, 2023	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 29, 2024 and October 1, 2023 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 29, 2024 and October 1, 2023 (unaudited)	5

	Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 29, 2024 and October 1, 2023 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 29, 2024 and October 1, 2023 (unaudited)	8

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	34

Item 6.	Exhibits	35

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)

	September 29, 2024
	(Unaudited)	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$301.5	$72.8
Accounts receivable, net	112.7	128.8
Unbilled receivables, net	206.4	200.4
Inventoried costs	158.9	156.2
Prepaid expenses	37.2	16.0
Other current assets	21.7	20.0
Total current assets	838.4	594.2
Property, plant and equipment, net	280.5	243.6
Operating lease right-of-use assets	39.9	45.7
Goodwill	568.9	569.1
Intangible assets, net	55.9	62.4
Other assets	128.8	117.5
Total assets	$1,912.4	$1,632.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$61.0	$63.1
Accrued expenses	39.9	35.4
Accrued compensation	60.6	64.7
Accrued interest	1.2	1.7
Billings in excess of costs and earnings on uncompleted contracts	61.9	101.8
Current portion of operating lease liabilities	11.6	12.1
Other current liabilities	24.3	13.7
Total current liabilities	260.5	292.5
Long-term debt, net of current portion	177.0	219.3
Operating lease liabilities, net of current portion	32.2	37.8
Other long-term liabilities	99.8	84.4
Total liabilities	569.5	634.0
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	—	22.5
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares outstanding at September 29, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 151,015,662 and 129,286,964 shares issued and outstanding at September 29, 2024 and December 31, 2023, respectively	0.2	—
Additional paid-in capital	2,010.2	1,654.5
Accumulated other comprehensive income	0.3	1.7
Accumulated deficit	(667.8)	(680.2)
Total stockholders’ equity	1,342.9	976.0
Total liabilities and stockholders’ equity	$1,912.4	$1,632.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Service revenues	$103.9	$106.5	$316.9	$301.8
Product sales	172.0	168.1	536.3	461.5
Total revenues	275.9	274.6	853.2	763.3
Cost of service revenues	76.7	79.0	232.9	227.2
Cost of product sales	130.0	122.2	402.9	339.4
Total costs	206.7	201.2	635.8	566.6
Gross profit	69.2	73.4	217.4	196.7
Selling, general and administrative expenses	52.6	50.9	161.5	146.0
Merger and acquisition expenses	0.2	—	0.2	—
Research and development expenses	9.9	10.3	29.7	30.4
Restructuring expenses and other	—	—	—	0.9
Operating income	6.5	12.2	26.0	19.4
Other expense:
Interest expense, net	—	(5.1)	(2.7)	(15.5)
Other expense, net	(0.7)	(0.3)	(0.8)	(0.4)
Total other expense, net	(0.7)	(5.4)	(3.5)	(15.9)
Income before income taxes	5.8	6.8	22.5	3.5
Provision for income taxes	2.6	3.8	10.1	6.7
Net income (loss) from consolidated operations	3.2	3.0	12.4	(3.2)
Less: Net income attributable to noncontrolling interest	—	4.6	—	8.1
Net income (loss) attributable to Kratos	$3.2	$(1.6)	$12.4	$(11.3)

Basic income (loss) per common share attributable to Kratos	$0.02	$(0.01)	$0.08	$(0.09)
Diluted income (loss) per common share attributable to Kratos	$0.02	$(0.01)	$0.08	$(0.09)

Weighted average common shares outstanding:
Basic	152.6	129.6	147.8	129.3
Diluted	154.1	129.6	147.8	129.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net income (loss) from consolidated operations	$3.2	$3.0	$12.4	$(3.2)
Change in unrealized cash flow hedge (net of taxes of $0.9 million and $0.4 million for the three and nine month period ended September 29, 2024 and $0.5 million and $1.1 million for the three and nine month period ended October 1, 2023)	(2.6)	1.4	(1.3)	3.2
Change in cumulative translation adjustment	1.4	(1.8)	(0.1)	0.1
Comprehensive income from consolidated operations	2.0	2.6	11.0	0.1
Less: Comprehensive income attributable to noncontrolling interest	—	4.6	—	8.1
Comprehensive income (loss) attributable to Kratos	$2.0	$(2.0)	$11.0	$(8.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended September 29, 2024 and October 1, 2023
(in millions)
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, June 25, 2023	$14.7	127.6	$—	$1,623.7	$2.9	$(681.0)	$945.6
Stock-based compensation	—	—	—	6.4	—	—	6.4
Issuance of common stock for employee stock purchase plan and stock options	—	0.5	—	3.6	—	—	3.6
Restricted stock issued and related taxes	—	—	—	(0.2)	—	—	(0.2)
Gain on interest rate swap contract	—	—	—	—	1.4	—	1.4
Net income (loss)	4.6	—	—	—	—	(1.6)	(1.6)
Other comprehensive loss, net of tax	—	—	—	—	(1.8)	—	(1.8)
Balance, October 1, 2023	$19.3	128.1	$—	$1,633.5	$2.5	$(682.6)	$953.4

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, June 30, 2024	$—	150.7	$0.2	$1,998.6	$1.5	$(671.0)	$1,329.3
Stock-based compensation	—	—	—	7.2	—	—	7.2
Issuance of common stock for employee stock purchase plan and stock options	—	0.3	—	4.6	—	—	4.6
Restricted stock issued and related taxes	—	—	—	(0.2)	—	—	(0.2)
Loss on interest rate swap contract	—	—	—	—	(2.6)	—	(2.6)
Net income	—	—	—	—	—	3.2	3.2
Other comprehensive income, net of tax	—	—	—	—	1.4	—	1.4
Balance, September 29, 2024	$—	151.0	$0.2	$2,010.2	$0.3	$(667.8)	$1,342.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the nine months ended September 29, 2024 and October 1, 2023
(in millions)
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 25, 2022	$11.2	126.0	$—	$1,608.4	$(0.8)	$(671.3)	$936.3
Stock-based compensation	—	—	—	19.0	—	—	19.0
Issuance of common stock for employee stock purchase plan and stock options	—	0.8	—	6.5	—	—	6.5
Restricted stock issued and related taxes	—	0.5	—	(3.6)	—	—	(3.6)
Gain on interest rate swap contract	—	—	—	—	3.2	—	3.2
Net income (loss)	8.1	—	—	—	—	(11.3)	(11.3)
Other comprehensive income, net of tax	—	—	—	—	0.1	—	0.1
Changes in noncontrolling interest	—	0.8	—	3.2	—	—	3.2
Balance, October 1, 2023	$19.3	128.1	$—	$1,633.5	$2.5	$(682.6)	$953.4

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 31, 2023	$22.5	129.3	$—	$1,654.5	$1.7	$(680.2)	$976.0
Stock-based compensation	—	—	—	23.0	—	—	23.0
Issuance of common stock for employee stock purchase plan and stock options	—	0.5	—	8.2	—	—	8.2
Restricted stock issued and related taxes	—	1.4	—	(17.3)	—	—	(17.3)
Issuance of common stock for equity raise	—	19.2	0.2	330.5	—	—	330.7
Loss on interest rate swap contract	—	—	—	—	(1.3)		(1.3)
Net income	—	—	—	—	—	12.4	12.4
Other comprehensive loss, net of tax	—	—	—	—	(0.1)		(0.1)
Changes in noncontrolling interest	(22.5)	0.6	—	11.3	—	—	11.3
Balance, September 29, 2024	$—	151.0	$0.2	$2,010.2	$0.3	$(667.8)	$1,342.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	September 29, 2024	October 1, 2023
Operating activities:
Net income (loss) from consolidated operations	$12.4	$(3.2)
Adjustments to reconcile net income (loss) from consolidated operations to net cash provided by (used in) operating activities:
Depreciation and amortization	30.0	24.0
Deferred income taxes	0.1	0.1
Amortization of lease right-of-use assets	8.8	8.5
Stock-based compensation	23.0	19.0
Amortization of deferred financing costs	0.5	0.5
Provision for doubtful accounts	—	1.0
Changes in assets and liabilities:
Accounts receivable	16.2	(23.5)
Unbilled receivables	(6.0)	(9.1)
Inventoried costs	(2.0)	(23.7)
Prepaid expenses and other assets	(35.5)	(15.7)
Operating lease liabilities	(9.0)	(8.2)
Accounts payable	(3.4)	(0.6)
Accrued expenses	4.6	6.4
Accrued compensation	(4.1)	3.1
Accrued interest	(0.6)	0.3
Billings in excess of costs and earnings on uncompleted contracts	(39.9)	17.4
Income tax receivable and payable	5.7	1.9
Other liabilities	3.3	(0.4)
Net cash provided by (used in) operating activities	4.1	(2.2)
Investing activities:
Cash paid for acquisitions, net of cash acquired	(11.5)	—
Proceeds from sale of assets	—	8.3
Capital expenditures	(44.6)	(33.1)
Net cash used in investing activities	(56.1)	(24.8)
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	330.7	—
Borrowing under credit facility	10.0	54.0
Repayment under credit facility and term loan	(50.0)	(67.8)
Payments under finance leases	(1.0)	(1.2)
Payments of employee taxes withheld from share-based awards	(17.3)	(3.6)
Proceeds from shares issued under equity plans	8.2	6.5
Net cash provided by (used in) financing activities	280.6	(12.1)
Net cash provided (used)	228.6	(39.1)
Effect of exchange rate changes on cash and cash equivalents	0.1	—
Net increase (decrease) in cash and cash equivalents	228.7	(39.1)
Cash and cash equivalents at beginning of period	72.8	81.3
Cash and cash equivalents at end of period	$301.5	$42.2

Significant non-cash investing and financing activities:
Financing lease obligation incurred	$16.8	$0.1
Capital expenditures included in accounts payable and accrued expenses	4.5	3.4
Common stock issuance for purchase of noncontrolling interests	$11.3	$10.7

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

(a)    Basis of Presentation

 The information as of September 29, 2024 and for the three and nine months ended September 29, 2024 and October 1, 2023 is unaudited. The condensed consolidated balance sheet as of December 31, 2023 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 13, 2024 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

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

(c)    Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year. The three month periods ended September 29, 2024 and October 1, 2023 consisted of 13-week and 14-week periods, respectively. The nine month periods ended September 29, 2024 and October 1, 2023 consisted of 39-week and 40-week periods, respectively. There are 52 calendar weeks in the fiscal year ending on December 29, 2024 and 53 calendar weeks in the fiscal year ending December 31, 2023.

(d)    Use of Estimates

There have been no significant changes in the Company’s accounting estimates for the nine months ended September 29, 2024 as compared to the accounting estimates described in the Form 10-K.

(e)    Fair Value of Financial Instruments

The Company uses forward exchange contracts to manage foreign currency risks associated with certain transactions, specifically forecasted materials and salaries paid in foreign currencies. The Company also has entered into an interest rate swap contract in order to mitigate the exposure to interest rate movements associated with the Company’s Term Loan A. These derivative instruments are measured at fair value using observable market inputs such as interest rates. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At September 29, 2024, the derivative instruments were included in other current assets and other long-term liabilities on the Company's condensed consolidated balance sheets.

The carrying amounts and the related fair values of the Company’s derivative instruments measured at fair value on a recurring basis at September 29, 2024 are presented in Note 15.

The carrying value of all financial instruments, including cash equivalents, accounts receivable, unbilled receivables, accounts payable, accrued expenses, billings in excess of cost and earnings on uncompleted contracts, income taxes payable and long and short-term debt, approximated their estimated fair values at September 29, 2024 and December 31, 2023 due to the short-term nature of these instruments.

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

Remaining Performance Obligations

The Company calculates revenues from remaining performance obligations as the dollar value of the remaining performance obligations on executed contracts. On September 29, 2024, the Company had approximately $1,294.0 million of remaining performance obligations. The Company expects to recognize approximately 19% of the remaining performance obligations as revenue in fiscal year 2024, an additional 50% in fiscal year 2025, and the balance thereafter.

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

As a result of the EAC process, any quarterly adjustments to revenues, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if it is determined the Company will be successful in mitigating the risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if it is determined the Company will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales, and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could affect the profitability of one or more of the Company’s contracts. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined. No cumulative catch-up adjustment on any one contract was material to the Company’s unaudited condensed consolidated financial statements for the three and nine-month periods ended September 29, 2024, and October 1, 2023. Likewise, total cumulative catch-up adjustments were not material for the three and nine-month periods ended September 29, 2024, and October 1, 2023.

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

Net contract assets and liabilities are as follows (in millions):

	September 29, 2024	December 31, 2023	Net Change
Contract assets	$206.4	$200.4	$6.0
Contract liabilities	$61.9	$101.8	$(39.9)
Net contract assets	$144.5	$98.6	$45.9

Contract assets increased $6.0 million during the nine months ended September 29, 2024, primarily due to higher unbilled receivables, net during the nine months ended September 29, 2024. There were no significant impairment losses related to any receivables or contract assets arising from the Company’s contracts with customers during the nine months ended September 29, 2024. Contract liabilities decreased $39.9 million during the nine months ended September 29, 2024, primarily due to revenue recognized in excess of payments received on these performance obligations. For the three and nine months ended September 29, 2024, the Company recognized revenue of $10.6 million and $79.8 million, respectively, that was previously included in the contract liabilities that existed at December 31, 2023. For the three and nine months ended October 1, 2023 the Company recognized revenue of $9.5 million and $43.1 million, respectively, that was previously included in the contract liabilities that existed at December 25, 2022.

Disaggregation of Revenue

The following series of tables presents the Company’s revenue disaggregated by several categories. For the majority of contracts, revenue is recognized over time as work is performed on the contract. Revenue by contract type was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Kratos Government Solutions
Fixed price	$140.2	$155.2	$425.6	$414.7
Cost plus fee	57.3	49.5	174.1	155.1
Time and materials	14.2	13.2	44.1	36.7
Total Kratos Government Solutions	211.7	217.9	643.8	606.5
Unmanned Systems
Fixed price	51.0	42.4	166.6	118.3
Cost plus fee	11.5	11.4	37.6	30.0
Time and materials	1.7	2.9	5.2	8.5
Total Unmanned Systems	64.2	56.7	209.4	156.8
Total Revenues	$275.9	$274.6	$853.2	$763.3

Revenue by customer was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Kratos Government Solutions
U.S. Government (1)	$128.4	$132.1	$392.7	$376.1
International (2)	52.1	52.2	144.1	145.1
U.S. Commercial and other customers	31.2	33.6	107.0	85.3
Total Kratos Government Solutions	211.7	217.9	643.8	606.5
Unmanned Systems
U.S. Government (1)	55.5	53.4	177.5	148.3
International (2)	6.5	2.1	27.7	6.4
U.S. Commercial and other customers	2.2	1.2	4.2	2.1
Total Unmanned Systems	64.2	56.7	209.4	156.8
Total Revenues	$275.9	$274.6	$853.2	$763.3
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

Note 4. Goodwill and Intangible Assets

(a)    Goodwill

    The carrying amounts of goodwill as of September 29, 2024 and December 31, 2023 by reportable segment are as follows (in millions):

	As of September 29, 2024
	KGS	US	Total
Gross value	$683.6	$138.6	$822.2
Less accumulated impairment	239.5	13.8	253.3
Net	$444.1	$124.8	$568.9

	As of December 31, 2023
	KGS	US	Total
Gross value	$683.6	$138.8	822.4
Less accumulated impairment	239.5	13.8	253.3
Net	$444.1	$125.0	$569.1

(b)    Purchased Intangible Assets

The following table sets forth information for finite-lived and indefinite-lived intangible assets (in millions):

	As of September 29, 2024			As of December 31, 2023
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$80.9	$(64.7)	$16.2	$80.9	$(62.8)	$18.1
Contracts and backlog	53.1	(42.1)	11.0	53.1	(38.8)	14.3
Developed technology and technical know-how	33.7	(29.1)	4.6	33.7	(28.2)	5.5
Trade names	3.8	(3.0)	0.8	3.8	(2.7)	1.1
In-process research and development	16.8	(0.4)	16.4	16.8	(0.3)	16.5
Total finite-lived intangible assets	188.3	(139.3)	49.0	188.3	(132.8)	55.5
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$195.2	$(139.3)	$55.9	$195.2	$(132.8)	$62.4

Consolidated amortization expense related to intangible assets subject to amortization was $2.2 million and $1.5 million for the three months ended September 29, 2024 and October 1, 2023, respectively, and $6.5 million and $4.5 million for the nine months ended September 29, 2024 and October 1, 2023, respectively.
The estimated future amortization expense of acquired intangible assets with finite lives for the remainder of 2024 and the next five fiscal years, and thereafter as of September 29, 2024 is as follows (in millions):

Amount
2024	$2.1
2025	8.9
2026	9.1
2027	7.3
2028	4.5
2029	4.5
Thereafter	$12.6

Note 5. Inventoried Costs

Inventoried costs, consisted of the following components (in millions):

	September 29, 2024	December 31, 2023
Raw materials	$88.3	$78.0
Work in process	65.9	72.9
Finished goods	4.7	5.3
Total inventoried costs	$158.9	$156.2

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

Diluted net income per share for the three and nine months ended September 29, 2024 include the dilutive effect of an aggregate of 1.5 million and 0.0 million shares, respectively, of the Company’s common stock granted to employees under stock-based compensation plans. Diluted net loss per share for the three and nine months ended October 1, 2023 exclude the dilutive effects of awards granted to employees under stock-based compensation plans of 0.9 million and 0.9 million shares, respectively, because their inclusion would have been anti-dilutive.

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

    The components of lease expense were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Amortization of right of use assets - finance leases	$0.8	$0.8	$2.4	$2.3
Interest on lease liabilities - finance leases	0.9	0.8	2.5	2.3
Operating lease cost	3.4	3.7	10.5	10.4
Short-term lease cost	0.4	0.3	1.0	0.8
Variable lease cost (cost excluded from lease payments)	—	—	—	0.1
Sublease income	—	—	(0.1)	—
Total lease cost	$5.5	$5.6	$16.3	$15.9

The components of leases on the balance sheet were as follows (in millions):

	September 29, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use assets	$39.9	$45.7
Current portion of operating lease liabilities	$11.6	$12.1
Operating lease liabilities, net of current portion	$32.2	$37.8
Finance leases:
Property, plant and equipment, net	$59.8	$45.4
Other current liabilities	$1.8	$1.3
Other long-term liabilities	$66.2	$50.9

Cash paid for amounts included in the measurement of lease liabilities was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Finance lease - cash paid for interest	$0.9	$0.8	$2.5	$2.3
Finance lease - financing cash flows	$0.3	$0.4	$1.0	$1.2
Operating lease - operating cash flows (fixed payments)	$3.4	$3.7	$10.6	$10.3

Other supplemental noncash information (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Operating lease liabilities arising from obtaining right-of-use assets	$0.6	$5.4	$2.9	$11.8
Finance lease liabilities arising from obtaining right-of-use assets	$—	$—	$16.8	$0.1

			September 29, 2024	October 1, 2023
Weighted-average remaining lease term (in years):
Operating leases			4.24	4.75
Finance leases			14.06	14.80

Weighted-average discount rate:
Operating leases			5.00%	5.04%
Finance leases			6.35%	6.41%

The maturity of lease liabilities is (in millions):

	Operating Leases	Finance Leases
2024 (1)	$3.8	$2.3
2025	12.6	6.0
2026	11.1	6.3
2027	9.9	6.5
2028	6.6	6.6
Thereafter	4.5	81.5
Total lease payments	48.5	109.2
Less: imputed interest	(4.7)	(41.2)
Total present value of lease liabilities	$43.8	$68.0
(1) Excludes the nine months ended September 29, 2024.

Note 8. Income Taxes

A reconciliation of the total income tax provision to the amount computed by applying the statutory federal income tax rate of 21% to income (loss) from continuing operations before income taxes for the three and nine months ended September 29, 2024 and October 1, 2023 is as follows (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Income tax expense at federal statutory rate	$1.2	$1.4	$4.7	$0.7
Nondeductible expenses and other	1.7	2.8	6.8	6.1
Stock compensation - excess tax shortfalls (windfalls)	(0.1)	(0.2)	(0.7)	0.5
Federal impact of research & development tax credits	(0.2)	(0.2)	(0.7)	(0.6)
Provision for income taxes	$2.6	$3.8	$10.1	$6.7

The Company calculates its interim income tax provision in accordance with ASC Topic 270, “Interim Reporting,” and ASC Topic 740, “Accounting for Income Taxes.” Prior to 2022, the Company calculated the provision for income taxes during the interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method used prior to 2022 would not provide a reliable estimate for the nine months ended September 29, 2024 and October 1, 2023. Therefore, a discrete effective tax rate method was used to calculate taxes for the nine months ended September 29, 2024 and October 1, 2023.

As of September 29, 2024, the Company had $25.5 million of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at September 29, 2024 are $22.9 million that, if recognized, would impact the Company’s effective income tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the nine months ended September 29, 2024 and October 1, 2023, the Company recorded an expense of $0.2 million and $0.2 million, respectively. For the nine months ended September 29, 2024 and October 1, 2023, there was no material benefit recorded related to the removal of interest and penalties. The Company believes that it is reasonably possible that as much as $0.1 million of the liabilities for uncertain tax positions will expire within the next twelve months due to the expiration of various applicable statutes of limitations.

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

Note 9. Debt

(a) 2022 Credit Facility

On February 18, 2022, the Company completed the refinancing of its then-outstanding $90 million revolving credit facility and $300 million 6.5% Senior Secured Notes, with a new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A (collectively, the “2022 Credit Facility”). The Company incurred debt issuance costs of $3.3 million associated with the 2022 Credit Facility. As of September 29, 2024, the Company has made an aggregate of $12.5 million in principal payments on Term Loan A and has no amounts outstanding under the Revolving Credit Facility, with $200.0 million remaining in borrowing capacity, less approximately $8.0 million of letters of credit outstanding.

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

Mandatory amortization on the Term Loan A is 2.5% in each of the first and second years and 5.0% in each of the third, fourth and fifth years, with the remaining outstanding balance due at maturity. The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. The Company was in compliance with the covenants contained in the Credit Agreement as of September 29, 2024.

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

Term Loan and Revolving Credit Debt

Term loan and revolving credit debt and the current period interest rates are as follows (in millions):

	September 29, 2024	December 31, 2023
Term Loan A	$187.5	$192.5
Revolving credit facility	—	35.0
Total debt	187.5	227.5
Less current portion	10.0	7.5
Total long-term debt, less current portion	177.5	220.0
Less long-term unamortized debt issuance costs - term loans	0.5	0.7
Total long-term debt, net of unamortized debt issuance costs - term loans	$177.0	$219.3
Unamortized debt issuance costs - revolving credit facility	$0.5	$0.7
Current period interest rate	6.6%	7.7%

Future long-term debt principal payments at September 29, 2024 were as follows (in millions):

2024	$5.0
2025	10.0
2026	10.0
2027	162.5
$187.5

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

 Revenues, depreciation and amortization, and operating income generated by the Company’s reportable segments for the three and nine month periods ended September 29, 2024 and October 1, 2023 are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Revenues:
Kratos Government Solutions
Service revenues	$102.0	$104.4	$311.3	$296.8
Product sales	109.7	113.5	332.5	309.7
Total Kratos Government Solutions	$211.7	$217.9	$643.8	$606.5
Unmanned Systems
Service revenues	1.9	2.1	5.6	5.0
Product sales	62.3	54.6	203.8	151.8
Total Unmanned Systems	64.2	56.7	209.4	156.8
Total revenues	$275.9	$274.6	$853.2	$763.3
Depreciation and amortization:
Kratos Government Solutions	$7.1	$6.0	$20.1	$17.8
Unmanned Systems	3.2	2.2	9.9	6.2
Total depreciation and amortization	$10.3	$8.2	$30.0	$24.0
Operating income:
Kratos Government Solutions	$13.5	$15.9	$45.6	$35.2
Unmanned Systems	0.4	2.6	3.6	3.2
Corporate activities	(7.4)	(6.3)	(23.2)	(19.0)
Total operating income	$6.5	$12.2	$26.0	$19.4

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

Prior to the purchase of the remaining shares of KTT Core, the Company adjusted the carrying value of the redeemable noncontrolling interest based on an allocation of subsidiary earnings based on ownership interest. Redeemable noncontrolling interest is recorded outside of permanent equity at the higher of its carrying value or management’s estimate of the amount (the “Redemption Amount”) that the Company could be required to pay in connection with the Put Right. Adjustments to the Redemption Amount had a corresponding effect on net income per share attributable to Kratos shareholders. For the three and nine month period ended October 1, 2023, the Company recorded an adjustment of $4.2 million and $7.1 million, respectively, to increase the carrying value of the redeemable noncontrolling interest to the estimated Redemption Amount. As a result of the Company’s acquisition of the remaining 9.95% of the issued and outstanding shares of capital stock of KTT Core on June 21, 2024, the carrying value of the redeemable noncontrolling interest was reduced to zero.

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

Note 13. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales contracted through the U.S. Government, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $183.9 million and $185.5 million, or 67% and 68% of total Kratos revenue, for the three months ended September 29, 2024 and October 1, 2023, respectively, and $570.2 million and $524.4 million, or 67% and 69% of total Kratos revenue, for the nine months ended September 29, 2024 and October 1, 2023, respectively.

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

    Legal and Regulatory Matters
U.S. Government Cost Claims

The Company’s contracts with the DoD are subject to audit by the Defense Contract Audit Agency (“DCAA”). As a result of these audits, from time to time the Company is advised of claims concerning potential disallowed, overstated or disputed costs. For example, during the course of audits of the Company’s contracts, the DCAA is closely examining and questioning certain of the established and disclosed practices that it had previously audited and accepted. The Company’s personnel regularly scrutinize costs incurred and allocated to contracts with the U.S. Government for compliance with regulatory standards. For those Company subsidiaries and fiscal years which have not yet been audited by the DCAA or for those audits which are in process which have not yet been completed by the DCAA, the Company cannot reasonably estimate the range of loss, if any, that may result given the inherent difficulty in predicting regulatory action, fines and penalties, if any, and the various remedies and levels of judicial review available to the Company in the event of an adverse finding. As a result, the Company has not recorded any liability related to these matters.

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

Forward Exchange Contracts

Changes in the fair values of the foreign currency exchange contracts are recorded each period in earnings. As of September 29, 2024, the Company did not use hedge accounting for its foreign currency exchange contracts. The notional value of the Company’s foreign currency exchange contracts at September 29, 2024 was $23.5 million. At September 29, 2024, the fair value amounts of the foreign currency exchange contracts were a $0.4 million asset and a $0.2 million liability. The net loss from these forward exchange contracts was $0.0 million for the three months ended September 29, 2024 and the net gain was $0.1 million for the nine months ended September 29, 2024, and is included in other expense. The notional value of the Company’s foreign currency exchange contracts at December 31, 2023, was $9.3 million. At December 31, 2023, the fair value amounts of the foreign currency exchange contracts were a $0.3 million asset and a $0.1 million liability.

Cash Flow Hedge

On April 28, 2023, the Company entered into an interest rate swap contract with an initial notional amount of $195.0 million to manage the variability of cash flows associated with the Term Loan A. The interest rate swap contract matures on May 1, 2026 and requires periodic interest rate settlements. The swap is at a fixed SOFR of 3.721% and settles monthly on the last day of each calendar month. The Company has designated the interest rate swap contract as a cash flow hedge and assesses the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. Changes in fair value (gains and losses) related to derivative financial instruments that qualify as cash flow hedges are deferred in Accumulated Other Comprehensive Income (Loss) (“AOCI”) until the underlying transaction is reflected in earnings. The net gain reclassed from AOCI from the interest rate swap reflected in earnings was $0.8 million and $2.3 million for the three and nine months ended September 29, 2024, respectively, and is recorded as an offset to interest expense. The net gain reclassed from AOCI from the interest rate swap reflected in earnings was $0.8 million and $1.2 million for the three and nine months ended October 1, 2023, respectively, and is recorded as an offset to interest expense.

The fair value of this derivative represents the discounted value of the expected future discounted cash flows for the interest rate swap, based on the amortization schedule and the current forward curve for the remaining term of the contract, as of the date of each reporting period (in millions):

	September 29, 2024		December 31, 2023
	Notional Value	Fair Value	Notional Value	Fair Value
Interest rate swap contract designated as a cash flow hedge, net of taxes	$185.0	$(0.6)	$192.5	$0.7

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” relating to our future financial performance, the market for our services and our opportunities. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements reflect our current beliefs, expectations and projections, are based on assumptions, and are subject to known and unknown risks and uncertainties that could cause our actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of these factors are beyond our ability to control or predict. As a result, you should not place undue reliance on forward-looking statements. Important risks and uncertainties that could cause our actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, but are not limited to: changes, cutbacks or delays in spending by the U.S. Department of Defense may occur which could cause delays or cancellations of key government contracts; delays to or the cancellation of our projects as a result of protest actions submitted by our competitors; changes in federal government (or other applicable) procurement laws, regulations, policies and budgets; the availability of government funding for the Company’s products and services due to performance, cost growth, or other factors; changes in government and customer priorities and requirements; the potential of the current economic environment to adversely impact our business; currently unforeseen risks associated with any public health crisis; risks related to natural disasters or severe weather; changes in the scope or timing of our projects; the timing, rescheduling or cancellation of significant customer contracts and agreements, or consolidation by or the loss of key customers; risks of adverse regulatory action or litigation; risks related to our international operations; risks associated with debt leverage; failure to successfully achieve our integration, cost reduction or divestiture strategies; risks related to security breaches, cybersecurity attacks or other significant disruptions of our information systems; and competition in the marketplace, which could reduce revenues and profit margins, as well as the additional risks and uncertainties described in this Quarterly Report on Form 10-Q, in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 13, 2024 (the “Form 10-K”), and in other reports that we have filed with the SEC. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except as required by law, we assume no responsibility for updating any forward-looking statements, whether as a result of new information, future events or otherwise.

All references to “us,” “we,” “our,” the “Company” and “Kratos” refer to Kratos Defense & Security Solutions, Inc., a Delaware corporation, and its subsidiaries.

Overview

Kratos is a technology, products, system and software company addressing the defense, national security, and commercial markets. Kratos makes true internally funded research, development, capital and other investments, to rapidly develop, produce and field solutions that address our customers’ mission critical needs and requirements. At Kratos, affordability is a technology, and we seek to utilize proven, leading edge approaches and technology, not unproven bleeding edge approaches or technology, with Kratos’ approach designed to reduce cost, schedule and risk, enabling us to be first to market with cost effective solutions. We believe that Kratos is known as the innovative disruptive change agent in the industry, a company that is an expert in designing products and systems up front for successful rapid, large quantity, low cost future manufacturing, which is a value add competitive differentiator for our large traditional prime system integrator partners and also to our government and commercial customers. Kratos intends to pursue program and contract opportunities as the prime or lead contractor when we believe our probability of win is high and any investment required by Kratos is within our capital resource comfort level. We intend to partner and team with a large, traditional system integrator when our assessment of probability of win is greater or required investment is beyond Kratos comfort level. Kratos’ primary business areas include, virtualized ground systems for satellites and space vehicles including software for command & control (C2) and telemetry, tracking and control (TT&C), jet powered unmanned aerial drone systems, hypersonic vehicles and rocket systems, propulsion systems for drones, missiles, loitering munitions, supersonic systems, space craft and launch systems, command, control, communication, computing, combat, intelligence surveillance and reconnaissance (C5ISR) and microwave electronic products for missile, radar, air defense, missile defense, space, satellite, counter unmanned aircraft systems (CUAS), directed energy, communication and other systems, and virtual & augmented reality training systems for the warfighter. We believe that there is a generational recapitalization of weapon systems occurring globally, including with the United States and its allies, to address individual and potential collective peer and near peer threats, including Russia, China, North Korea and Iran. The Company currently has record levels of backlog and opportunity pipeline. The Company is currently making significant capital, property, plant, equipment and other internally funded investments to address its backlog, current opportunity pipeline, and expected and potential future program and contract awards, including from or with the Department of Defense, traditional legacy prime systems integrators and partners. These investments include; unmanned jet powered aircraft such as Kratos Valkyrie ahead of potential contract award; a hypersonic system fabrication and integration facility including for Kratos Zeus standard rocket missiles (SRMs) and Erinyes hypersonic flight systems; the purchase of long lead items for up to 60 Oriole SRM’s for ballistic missile defense related, hypersonic or other expected customer missions; expansion of our small turbojet engine production capacity in Michigan; establishment of a planned small turbofan jet engine production facility in the United States; expansion of our existing microwave electronics manufacturing facility in Israel, establishment of an additional microwave electronics facility in Israel, including a space qualified facility; expansion of our machining, milling, casting, 3D printing and additive manufacturing capable facility in the United States to support our jet engine and other product and system manufacturing requirements; establishment of a new facility related to the Sentinel intercontinental ballistic missile (ICBM) program; expansion of our unmanned jet drone manufacturing capability; expansion of existing and construction of additional classified facilities for certain programs and contracts.

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

On March 11, 2024, President Biden submitted the fiscal year 2025 budget request to Congress. The request included $895 billion for national defense, of which $850 billion is for the DoD base budget. On May 22, 2024, the House Armed Services Committee approved the fiscal year 2025 National Defense Authorization Act. The bill authorizes $849.8 billion in funding for the DoD. On June 28, 2024, the House passed the fiscal year 2025 DoD Appropriations bill H.R. 8774. On July 8, 2024, the Senate Armed Service Committee filed their version of the fiscal 2025 National Defense Authorization Act at a level $25 billion above the President’s budget request.

The Federal fiscal year 2024 ended September 30, 2024, without Congress approving, nor the President signing into law a Federal fiscal 2025 budget, including the National Security and Department of Defense Budgets. As a result, beginning October 1, 2024, the Federal Government is currently operating under a Continuing Resolution Authorization (“CRA”), under which, no new contract awards, no increases in existing contract funding, no increases in existing production contracts and no transition from development to production, among other items, can occur. Federal fiscal 2024 also operated under an approximate 6 month CRA, from October 1, 2023 through March 22, 2024. As a result, Kratos and the industry will operate under a CRA and its limitations for approximately 6 months out of the 12 months of calendar year 2024, if the current fiscal year 2025 CRA continues through December 31, 2024, which is currently expected.

On November 5, 2025, the U.S. Presidential and Congressional elections occurred, with Donald Trump being elected President of the United States, the Republican party controlling the Senate and control of the House of Representatives undetermined as of the date of this Report. President Trump will take office on January 20, 2025, and the new Congress and Senate will be seated on January 3, 2025. As a result of these recent elections, the current Fiscal 2025 CRA could be significantly extended, with no Fiscal 2025 Federal Budget until sometime in calendar 2025. There is also the possibility that the industry could experience a full year CRA related to Federal fiscal 2025, with no Federal fiscal 2025 budget enacted.

The potential challenges presented by the recent elections, Presidential and congressional changes and the related transitions, the CRA, the current budgetary and deficit funding environment, Israel, Ukraine and Taiwan funding support, continuing heightened levels of inflation, ongoing supply chain disruption, and the challenging appropriations process, among other items, all continue to create significant short and long-term risks to the industry and the Company.

We believe continued budget and deficit funding pressures (which are expected), CRAs.(which are also expected), future Federal Government debt ceiling issues, or Federal Government shutdowns could have serious negative consequences for the security of our country and the defense industrial base, including the Company and the related customers, employees, suppliers, investors, and communities that rely on companies in the defense industrial base. It is possible that budget and program decisions made in such an uncertain environment would have long-term implications for our Company and the entire defense industry. Additionally, funding for certain programs, including those in which we currently participate or are pursuing, may be reduced, delayed or cancelled, and budget uncertainty or funding cuts globally could adversely affect the viability of our customers, partners, teammates, subcontractors, suppliers, and our employee base.

Such a challenging federal and DoD budgetary environment may negatively impact our customers, business and programs and could have a material adverse effect on our forecasts, estimates, financial position, results of operations and/or cash flows.

We also continue to be affected by various unfavorable macroeconomic conditions including adverse supply chain disruptions that continue throughout the industry and for us, and related delays in the receipt and delivery of materials, parts, supplies, etc., which in certain instances and for certain items is significant. To mitigate the impact of these delays, we have implemented advanced and larger lot purchases of certain materials and parts which has resulted in an increased use of our working capital, which is expected to continue. In addition, inflation and the related increased costs of inputs needed to execute our business, including materials, parts, supplies, consultants, subcontractors, vendors, etc. have significantly increased our business costs and have adversely impacted our operations, profit margins and financial forecasts.

Also, an industry wide shortage of qualified labor, and the cost of that labor for the Company and its labor base is a significant operational challenge. The cost of labor has increased significantly and current challenges in hiring, obtaining and retaining employees, including those employees requiring National Security clearances, is adversely impacting Kratos’ ability to execute its business. There is also a significant industry wide labor shortage, including in the Science, Technology, Engineering, and Math (STEM) discipline areas, and also including employees willing and/or able to obtain National Security clearances, and for high level manufacturing and production disciplines.

In addition, actions by the Federal Reserve to increase interest rates in the past few years have impacted our interest expense on our outstanding debt borrowings and the related cost of executing Kratos’ business. Although the most recent actions by the Federal Reserve decreased rates slightly, the industry and Kratos are still impacted by rates that are higher than prevailing interest rates over the past several years. Each of these challenges are expected to continue for the foreseeable future and are expected to continue to adversely impact the Company’s operations, financial results and financial forecasts.

We do believe that our business is well-positioned in areas that the DoD and other customers currently indicate are priorities for future defense spending, including as identified in the 2024 defense budget and related Future Years Defense Program (FYDP), the President’s 2025 National Security and Defense Budget Request and the 2022 National Security Strategy document. As noted above, we believe that there is a generational recapitalization of weapon systems occurring with the U.S. and its allies to address peer and near peer threats, including Russia, China, North Korea and Iran, and the Company’s positioning as a proven provider of hardware, systems and software to address these threats for and with our customers and partners is recognized in the industry. We believe that the Company’s hardware, software and solution offerings, including jet unmanned aerial drones, rocket and hypersonic systems, C5ISR and air defense systems, jet engine and propulsion systems for missiles, drones, hypersonic and supersonic vehicles, microwave electronics for missile, radar and air defense systems and training systems, address mission critical priority areas of the DoD.

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

Comparison of Results for the Three Months Ended September 29, 2024 to the Three Months Ended October 1, 2023

Revenues.  Revenues by reporting segment for the three months ended September 29, 2024 and October 1, 2023 are as follows (dollars in millions):

	September 29, 2024	October 1, 2023	$ change	% change
Kratos Government Solutions
Service revenues	$102.0	$104.4	$(2.4)	(2.3)%
Product sales	109.7	113.5	(3.8)	(3.3)%
Total Kratos Government Solutions	$211.7	$217.9	$(6.2)	(2.8)%
Unmanned Systems
Service revenues	$1.9	$2.1	$(0.2)	(9.5)%
Product sales	62.3	54.6	7.7	14.1%
Total Unmanned Systems	64.2	56.7	7.5	13.2%
Total revenues	$275.9	$274.6	$1.3	0.5%

Total service revenues	$103.9	$106.5	$(2.6)	(2.4)%
Total product sales	172.0	168.1	3.9	2.3%
Total revenues	$275.9	$274.6	$1.3	0.5%

Revenues increased $1.3 million to $275.9 million for the three months ended September 29, 2024 from $274.6 million for the three months ended October 1, 2023. Revenues in our KGS segment decreased $6.2 million primarily due to a decline of $24.2 million in the Space and Satellite business primarily resulting from the industry related Original Equipment Manufacturers (OEM) delays in the manufacture and delivery of software defined satellites which has adversely impacted the deployment of our satellite ground equipment as well as the impact of an extended CRA, partially offset by aggregate organic revenue growth of $18.0 million generated in our turbine technologies, microwave products, C5ISR, Defense Rocket Support and Training Solutions businesses. Revenues in our US segment increased $7.5 million to $64.2 million for the three months ended September 29, 2024, reflecting the contribution from the STS acquisition and increased international target drone production activity during the quarter ended September 29, 2024.

Product sales increased $3.9 million to $172.0 million for the three months ended September 29, 2024 from $168.1 million for the three months ended October 1, 2023, primarily as a result of increased production in our US segment. As a percentage of total consolidated revenues, product sales were 62.3% for the three months ended September 29, 2024 as compared to 61.2% for the three months ended October 1, 2023. Service revenues decreased by $2.6 million to $103.9 million for the three months ended September 29, 2024 from $106.5 million for the three months ended October 1, 2023, primarily related to decreased activity in our space and satellite business in our KGS segment.

Cost of Revenues.  Cost of revenues increased $5.5 million to $206.7 million for the three months ended September 29, 2024 from $201.2 million for the three months ended October 1, 2023. The increase in cost of revenues was primarily related to the increased revenues as well the impact of increased labor and material costs, with the most notable increased activity in our Unmanned Systems segment.

Gross Margin.  Gross margin decreased to 25.1% for the three months ended September 29, 2024 from 26.7% for the three months ended October 1, 2023. Margins on services increased to 26.2% for the three months ended September 29, 2024 from 25.8% for the three months ended October 1, 2023. Margins on products decreased to 24.4% for the three months ended September 29, 2024 from 27.3% for the three months end October 1, 2023. Margins in the KGS segment decreased to 27.4% for the three months ended September 29, 2024 from 27.9% for the three months ended October 1, 2023. Margins in the US segment decreased to 17.6% for the three months ended September 29, 2024 from 22.0% for the three months ended October 1, 2023, primarily due to a less favorable mix of products produced and shipped, and from the impact of increased labor and material costs in the three months ended September 29, 2024.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expenses increased $1.7 million to $52.6 million for the three months ended September 29, 2024 from $50.9 million for the three months ended October 1, 2023 due primarily to the increased revenue volume and headcount. As a percentage of revenues, SG&A increased to 19.1% at September 29, 2024 from 18.5% at October 1, 2023.

Research and Development (“R&D”) Expenses.  R&D expenses decreased $0.4 million to $9.9 million for the three months ended September 29, 2024 from $10.3 million for the three months ended October 1, 2023, primarily due to decreased development efforts in our space and satellite communications business partially offset with increases in our unmanned systems and microwave products businesses. As a percentage of revenues, R&D decreased to 3.6% for the three months ended September 29, 2024 from 3.8% for the three months ended October 1, 2023. R&D expenses are made by the Company, typically in conjunction with our customers, for the Company to achieve a “first to market” position with our products or technology. We also invest in R&D expenses to achieve market leading “designed in” positions on major programs, platforms or systems.

Restructuring Expenses and Other. We had no restructuring expenses for the three months ended September 29, 2024 or for the three months ended October 1, 2023.

Total Other Expense, Net.  The total other expense, net was $0.7 million for the three months ended September 29, 2024 and $5.4 million for the three months ended October 1, 2023. This decrease in total other expense, net of $4.7 million was primarily related to a decrease in interest expense of $1.9 million as a result of the reduction of debt and the interest rate hedge entered into during the third quarter of 2023 on the Company’s Term Loan A, and an increase in interest income of $3.2 million in the three months ended September 29, 2024, resulting from the increased cash balances following the February 27, 2024 stock offering which raised approximately $331.2 million in net proceeds.

Provision for Income Taxes. The income tax expense for the three months ended September 29, 2024 was $2.6 million and the income tax expense for the three months ended October 1, 2023 was $3.8 million. For the three months ended September 29, 2024 and October 1, 2023, the Company utilized the discrete effective tax rate method. The discrete method is applied when it is not possible to reliably estimate our full year effective tax rate due to significant permanent differences in relation to pre-tax book income, resulting in significant variability to our effective tax rate.

Comparison of Results for the Nine Months Ended September 29, 2024 to the Nine Months Ended October 1, 2023

Revenues. Revenues by reporting segment for the nine months ended September 29, 2024 and October 1, 2023 are as follows (dollars in millions):

	September 29, 2024	October 1, 2023	$ change	% change
Kratos Government Solutions
Service revenues	$311.3	$296.8	$14.5	4.9%
Product sales	332.5	309.7	22.8	7.4%
Total Kratos Government Solutions	$643.8	$606.5	$37.3	6.2%
Unmanned Systems
Service revenues	$5.6	$5.0	$0.6	12.0%
Product sales	203.8	151.8	52.0	34.3%
Total Unmanned Systems	209.4	156.8	52.6	33.5%
Total revenues	$853.2	$763.3	$89.9	11.8%

Total service revenues	$316.9	$301.8	$15.1	5.0%
Total product sales	536.3	461.5	74.8	16.2%
Total revenues	$853.2	$763.3	$89.9	11.8%

Revenues increased $89.9 million to $853.2 million for the nine months ended September 29, 2024 from $763.3 million for the nine months ended October 1, 2023. Revenues in our KGS segment increased $37.3 million, primarily due to revenue increases in our C5ISR and microwave electronics products businesses primarily resulting from increased activity for multiple air defense systems and programs, and growth in our turbine technologies, training solutions and defense and rocket support businesses primarily resulting from new contract awards, partially offset by decreases in our space and satellite businesses, which has been impacted by the extended CRA as well as OEM delayed commercial satellite launches which has adversely impacted the deployment of our commercial satellite ground equipment resulting in an aggregate reduction of $31.8 million in revenues for our space and satellite business. Revenues in our US segment increased $52.6 million to $209.4 million for the nine months ended September 29, 2024 reflecting the contribution from the STS acquisition, and increased domestic target drone production and a certain international target drone delivery which contributed $18.9 million in revenue during the nine months ended September 29, 2024, and as a result of timing of program contract awards and increased production volume as compared to the nine months ended October 1, 2023.

Product sales increased $74.8 million to $536.3 million for the nine months ended September 29, 2024 from $461.5 million for the nine months ended October 1, 2023, primarily as a result of increased production activity in our KGS segment and in our US segment. As a percentage of total revenue, product sales were 62.9% for the nine months ended September 29, 2024 as compared to 60.5% for the nine months ended October 1, 2023. Service revenues increased by $15.1 million to $316.9 million for the nine months ended September 29, 2024 from $301.8 million for the nine months ended October 1, 2023. The increase was primarily related to increased activity in our turbine technologies and defense rocket support businesses in our KGS segment.

Cost of Revenues. Cost of revenues increased $69.2 million to $635.8 million for the nine months ended September 29, 2024 from $566.6 million for the nine months ended October 1, 2023. The increase in cost of revenues was primarily a result of the increase in revenues discussed above as well as the impact of increased labor and material costs.

Gross Margin. Gross margin decreased to 25.5% for the nine months ended September 29, 2024 from 25.8% for the nine months ended October 1, 2023. Margins on services increased to 26.5% for the nine months ended September 29, 2024 from 24.7% for the nine months ended October 1, 2023. Margins on product sales decreased to 24.9% for the nine months ended September 29, 2024 from 26.5% for the nine months ended October 1, 2023. Margins in the KGS segment increased to 27.8% for the nine months ended September 29, 2024 from 27.1% for the nine months ended October 1, 2023 primarily due to a more favorable mix of revenues. Margins in the US segment decreased to 18.5% for the nine months ended September 29, 2024 from 20.7% for the nine months ended October 1, 2023 due to the mix of revenues, revenue volume and resources.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $15.5 million from $146.0 million for the nine months ended October 1, 2023 to $161.5 million for the nine months ended September 29, 2024 due primarily to the increased revenue volume and headcount. As a percentage of revenues, SG&A decreased to 18.9% at September 29, 2024, from 19.1% at October 1, 2023.

Research and Development (“R&D”) Expenses. R&D expenses were $29.7 million for the nine months ended September 29, 2024 and $30.4 million for the nine months ended October 1, 2023, primarily due to decreased development efforts in our space and satellite communications business partially offset with increases in our unmanned systems and microwave products businesses. As a percentage of revenues, R&D expenses decreased to 3.5% for the nine months ended September 29, 2024 from 4.0% for the nine months ended October 1, 2023. R&D expenses are made by the Company, typically in conjunction with our customers, for the Company to achieve a “first to market” position with our products or technology. We also invest in R&D expenses to achieve market leading “designed in” positions on major programs, platforms or systems.

Restructuring Expenses and Other. We had no restructuring expenses for the nine months ended September 29, 2024. Restructuring expenses were $0.9 million for the nine months ended October 1, 2023.

Total Other Expense, Net. Total other expense, net decreased to $3.5 million for the nine months ended September 29, 2024 from $15.9 million for the nine months ended October 1, 2023. The decrease of $12.4 million was primarily related to a decrease in interest expense of $4.6 million, resulting from reduced debt balances and an increase in interest income of $8.2 million during the nine months ended September 29, 2024, resulting from the increased cash balances following the February 27, 2024 stock offering which raised approximately $331.2 million in net proceeds.

Provision for Income Taxes from Continuing Operations. The income tax expense from continuing operations for the nine months ended September 29, 2024 was $10.1 million and the income tax expense for the nine months ended October 1, 2023 was $6.7 million. For the nine months ended September 29, 2024 and October 1, 2023, the Company utilized the discrete effective tax rate method. The discrete method is applied when it is not possible to reliably estimate our full year effective tax rate due to significant permanent differences in relation to pre-tax book income, resulting in significant variability to our estimated effective tax rate.

Backlog

On September 29, 2024, we had approximately $1,294.0 million of total backlog, of which $1,098.6 million was funded. We expect to recognize approximately 19% of the remaining total backlog as revenue in fiscal year 2024, an additional 50% in fiscal year 2025 and the balance thereafter. Our comparable total backlog balance as of October 1, 2023, was approximately $1,165.0 million, of which $850.9 million was funded. Backlog as of September 29, 2024 as compared to October 1, 2023 has increased primarily as a result of contract awards in our Microwave Products, C5ISR, Defense and Rocket Support and Unmanned Systems businesses.

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

Liquidity and Capital Resources

As of September 29, 2024, we had cash and cash equivalents of $301.5 million compared with cash and cash equivalents of $72.8 million as of December 31, 2023, which includes $39.3 million and $44.1 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, however, earnings of these foreign subsidiaries are essentially considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the United States they could be repatriated, and their repatriation into the United States may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

Our total long-term debt decreased from $227.5 million at December 31, 2023 to $187.5 million at September 29, 2024, reflecting the $5.0 million in aggregate principal payments we have made on the Term Loan A and a net $35.0 million repayment made during the nine months ended September 29, 2024 on our Revolving Credit Facility. On February 18, 2022, we completed the refinancing of our outstanding $90 million revolving credit facility and $300 million of Senior Secured Notes, with a new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A. As of September 29, 2024, the Company has made an aggregate of $12.5 million of principal payments on Term Loan A, and has no amounts outstanding under the new Revolving Credit Facility, with $200.0 million remaining in borrowing capacity, less approximately $8.0 million for outstanding letters of credit (as more fully described in Note 9 of the accompanying unaudited condensed consolidated financial statements).

We use our operating cash flow to finance trade accounts receivable, fund necessary increases in inventory including increasing inventory stock levels and advance buys in larger lot sizes to gain pricing benefits where possible, in order to mitigate the impact of supply chain disruptions and price increases, utilize working capital to fund revenue growth, fund prepayments required for long lead items necessary for production, fund internal investments of engineering and software development costs, fund capital expenditures, our internal research and development investments and our ongoing operations, service our debt, enhance our security infrastructure, including cyber security infrastructure, and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services because a number of our receivables are contractually billable and due to us only when certain contractual milestones are achieved. Financing increases in inventory balances are necessary to fulfill shipment requirements to meet delivery schedules of our customers, to fund advanced inventory purchases to mitigate supply chain disruptions, and to fund production for work in progress and increased inventory levels and prepayments for long-lead materials related to production and revenue growth. These financing requirements have increased and have recently negatively impacted our operating cash flows due to actions we have taken to advance inventory purchases in an attempt to mitigate supply chain disruptions and to bolster our inventory levels. For the nine months ended September 29, 2024, approximately $35.5 million of operating cash flow use was related to increases in prepaid expenses and other assets which also include certain vendor prepayments and deposits related to the procurement of long-lead materials and inventory. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our days sales outstanding (“DSO”) have decreased from 116 days as of December 31, 2023 to 105 days at September 29, 2024, primarily reflecting the timing of outstanding contractual billing milestones. Our DSOs are impacted by the achievement of contractual billing milestones such as equipment shipments and deliveries on certain products, and for certain flight requirements that must be fulfilled on certain aerial target programs, or final milestone billings which are not due until completion on certain projects, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time.

At September 29, 2024, approximately $1.5 million in unbilled receivables remained outstanding related to a training solutions program that was terminated for convenience (“T for C”) by the customer in 2019. The remaining unbilled receivable amount is subject to negotiation and settlement with the customer, which negotiations are expected to commence soon.

A summary of our net cash provided by (used in) operating activities, investing activities, and financing activities from our condensed consolidated statements of cash flows is as follows (in millions):

	Nine Months Ended
	September 29, 2024	October 1, 2023
Net cash provided by (used in) operating activities	$4.1	$(2.2)
Net cash used in investing activities	(56.1)	(24.8)
Net cash provided by (used in) financing activities	280.6	(12.1)

Net cash provided by operating activities was $4.1 million for the nine months ended September 29, 2024. Net cash provided by operating activities for the nine months ended September 29, 2024 was primarily a result of net income of $12.4 million and changes in net working capital accounts of $70.7 million partially offset by noncash charges of $62.4 million which includes stock compensation, depreciation and amortization. Net cash used in operating activities was $2.2 million for the nine months ended October 1, 2023. Net cash used in operating activities from continuing operations for the nine months ended October 1, 2023 was primarily a result of the net loss of $3.2 million and changes in net working capital accounts of $51.9 million offset by noncash charges $53.1 million which includes stock compensation, depreciation and amortization.

Net cash used in investing activities was $56.1 million for the nine months ended September 29, 2024 and is primarily comprised of $44.6 million in capital expenditures and $11.3 million in cash paid for the remaining minority interests in KTT Core (along with a corresponding issuance of 583,700 shares of Kratos common stock valued at $11.3 million). During the nine months ended September 29, 2024, capital expenditures of approximately $20.5 million were incurred in our US business, primarily related to our unmanned tactical initiative. We expect our capital expenditures for fiscal year 2024 to continue to be significant for investments we are making, specifically in our US business totaling approximately $30 to $34 million, including approximately $18 to $22 million for capital aerial targets and related support equipment. The Company is currently producing or anticipates producing several versions of the Valkyrie within the 24 unit production, based on routine communications with the customers, which mix and ultimate duration of the 24 Lot Build may change as a result. Net cash used in investing activities for the nine months ended October 1, 2023 is comprised of $33.1 million in capital expenditures partially offset by receipt of $8.3 million of proceeds from the sale of Valkyries which had been previously built as capital assets as they were produced ahead of government contract award. During the nine months ended October 1, 2023, capital expenditures of approximately $16.5 million were incurred in our US business, primarily related to our unmanned tactical initiative. The Company made the decision in the first quarter of 2023 to move forward with its second serial production run of 12 next generation Valkyries. The total estimated amount related to production of Valkyries and related equipment, ahead of government contract award, including the first and second production run, is $18 to $22 million of the estimated 2024 capital expenditures for the US business.

Net cash provided by financing activities was $280.6 million for the nine months ended September 29, 2024, which included employee stock purchase plan receipts of $8.2 million and net proceeds from the issuance of common stock of approximately $330.7 million. These proceeds were partially offset by $5.0 million of principal payments on our Term Loan A and a $45.0 million payment (partially offset by a $10.0 million draw) on our Revolving Credit Facility, payroll withholding taxes paid from vested restricted stock traded for taxes of $17.3 million and payments made on financing lease obligations of $1.0 million. Net cash used in financing activities was $12.1 million for the nine months ended October 1, 2023, which included $3.8 million of principal payments on our $200 million Term Loan A and a $64.0 million payment (partially offset by a $54.0 million draw) on the new Revolving Credit Facility, payroll withholding taxes paid from vested restricted stock of $3.6 million and payments made on financing lease obligations of $1.2 million. These uses were partially offset by employee stock purchase plan receipts of $6.5 million.

Contractual Obligations and Commitments

2022 Credit Facility

    On February 18, 2022, the Company completed the refinancing of its then-outstanding $90 million revolving credit facility and $300 million Senior Secured Notes, with a new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A. The Company incurred debt issuance costs of $3.3 million associated with the 2022 Credit Facility. As of September 29, 2024, the Company has made an aggregate of $12.5 million of principal payments on Term Loan A. As of September 29, 2024, the Company has no amounts outstanding under the Revolving Credit Facility, with $200.0 million remaining in borrowing capacity, less approximately $8.0 million for outstanding letters of credit.

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

Mandatory amortization on the Term Loan A is 2.5% in each of the first and second years and 5.0% in each of the third, fourth and fifth years, with the remaining outstanding balance due at maturity. The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. The Company was in compliance with the covenants contained in the Credit Agreement as of September 29, 2024.

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 29, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

    Not applicable.

Item 5.  Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 29, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ MARIA CERVANTES DE BURGREEN
Maria Cervantes de Burgreen
Vice President and Corporate Controller
(Principal Accounting Officer)
Date:	November 7, 2024