Form 10-K
period 2024-12-29
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2025-02-26
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 29, 2024
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
Commission file number 001-34460
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-3818604
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
1 Chisholm Trail, Suite 300
Round Rock, TX                         78681
(Address of principal executive offices)                (Zip Code)

Registrant’s telephone number, including area code     (512) 238-9840

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	KTOS	NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☒  No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.0 billion, based on the closing sale price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on such date. This disclosure excludes shares of common stock held by executive officers, directors and stockholders whose individual ownership exceeded 10% of the common stock outstanding on June 28, 2024 because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of February 21, 2025, 152,842,507 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference
Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K incorporate information by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders or an amendment to this annual report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report on Form 10-K.

2

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
 FORM 10-K
 FOR THE FISCAL YEAR ENDED DECEMBER 29, 2024

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

PART I.
Item 1. Business.

Overview

Kratos is a technology, hardware, products, system and software company addressing the defense, national security, and commercial markets. Kratos makes true internally funded research, development, capital and other investments, to rapidly develop, produce and field systems and solutions that address our customers’ and partners’ mission critical needs and requirements. At Kratos, affordability is a technology, and we seek to utilize proven, leading edge approaches and technology, not unproven bleeding edge approaches or technology, with Kratos’ approach designed to reduce cost, schedule and risk, enabling us to be first to market with cost effective solutions. We believe that Kratos is known as the innovative disruptive change agent in the industry, a company that is an expert in designing hardware products and systems up front for successful rapid, large quantity, low cost future manufacturing, which is a value add competitive differentiator for our large traditional prime system integrator partners and also to our government and commercial customers. At Kratos, we strive to deliver more for less to our customers and partners. Kratos intends to pursue program and contract opportunities as the prime or lead contractor when we believe our probability of win is high and any investment required by Kratos is within our capital resource comfort level. We intend to partner and team with a large, traditional system integrator when our assessment of probability of win is greater or required investment is beyond Kratos comfort level. Kratos’ primary business areas include, virtualized ground systems for satellites and space vehicles, including software for command and control (C2) and telemetry, tracking and control (TT&C), space domain awareness, jet powered unmanned aerial drone systems, hypersonic vehicles and rocket systems, propulsion systems for drones, missiles, loitering munitions, supersonic systems, space craft and launch systems, command, control, communication, computing, combat, intelligence surveillance and reconnaissance (C5ISR) and microwave electronic products for missile, radar, air defense, missile defense, space, satellite, counter unmanned aircraft systems (CUAS), directed energy, communication and other systems, and virtual and augmented reality training systems for the warfighter. We believe that there is a generational recapitalization of weapon systems occurring globally, including with the United States and its allies, to address individual and potential collective peer and near peer threats, including Russia, China, North Korea and Iran, or the so-called Axis of Resistance. The Company currently has at or near record levels of backlog and opportunity pipeline. The Company is currently making significant capital, property, plant, equipment and other internally funded investments to address its current backlog, current opportunity pipeline, and current and expected potential future program and contract awards, including from or with the Department of Defense and traditional legacy prime system integrators and partners. These investments include: unmanned jet powered aircraft such as Kratos Valkyrie to be manufactured ahead of potential contract award; a hypersonic system fabrication, production, test and integration campus and facility in conjunction with our customer, where a significant amount of work under the new Multi-Service Advanced Capability Hypersonic Test Bed (MACH-TB) 2.0 contract award will be performed, including for Kratos Zeus solid rocket motors (SRMs) and Erinyes hypersonic flight systems; the purchase of long lead items for up to 60 Oriole SRMs for ballistic missile defense-related, hypersonic or other expected customer missions; expansion of our small turbojet engine production capacity in Michigan; establishment of a planned small turbofan jet engine production facility in the United States; expansion of our existing microwave electronics manufacturing facility and capabilities in Israel, establishment of an additional microwave electronics facility in Israel; including a space qualified facility; expansion of our machining, milling, casting, 3D printing and additive manufacturing capable facility in the United States to support our jet engine and other product and system manufacturing requirements; establishment of a new facility related to the Sentinel intercontinental ballistic missile (ICBM) program; expansion of our unmanned jet drone manufacturing capability; and expansion of existing and construction of additional classified facilities for certain programs and contracts.

We were incorporated in the state of New York on December 19, 1994 and began operations in March 1995. We reincorporated in the state of Delaware in 1998.

Industry Update

On March 22, 2024, President Biden signed the second fiscal year 2024 Consolidated Appropriations package into law. This legislation reflects an $886 billion appropriation for national defense, of which $842 billion would be for the U.S. Department of Defense (“DoD”) base budget. On April 24, 2024, President Biden signed a bill providing a total of $95.3 billion in additional supplemental funding for Ukraine, Israel and Taiwan, including funding for the restocking of U.S. munitions capacity, and a fourth bill to impose sanctions and allow the use of seized Russian assets to assist Ukraine.

On March 11, 2024, President Biden submitted the fiscal year 2025 budget request to Congress. The request included $895 billion for national defense, of which approximately $850 billion is for the DoD base budget. On May 22, 2024, the House Armed Services Committee approved the fiscal year 2025 National Defense Authorization Act. The bill authorizes $849.8 billion in funding for the DoD. On June 28, 2024, the House passed the fiscal year 2025 DoD Appropriations bill H.R. 8774. On July 8, 2024, the Senate Armed Service Committee filed their version of the fiscal 2025 National Defense Authorization Act at a level $25 billion above the President’s budget request.

The Federal fiscal year 2024 ended September 30, 2024, without Congress approving, nor the President signing into law, a Federal fiscal 2025 budget, including the National Security and Department of Defense Budgets. As a result of no Federal fiscal 2025 budget being approved, beginning October 1, 2024, the U.S. Federal Government is currently operating under a Continuing Resolution Authorization (“CRA”), under which, no new contract awards, no increases in existing contract funding, no increases in existing production contracts and no transition from development to production, among other items, can occur. A second CRA passed the House and Senate on December 20, 2024, and was signed by President Biden on December 21, 2024. The bill funds U.S. Government operations through March 14, 2025. In addition to the Continuing Resolution, the President also signed the Disaster Relief Supplemental Appropriations Act on December 21, 2024, which includes more than $100 billion in supplemental funding. The final version of this bill did not address the debt ceiling, which was set to expire on January 1, 2025. The U.S. Treasury’s available cash and any extraordinary measures taken should delay the risk of default for at least several months after the end of the first quarter of 2025.

On November 5, 2024, the U.S. Presidential and Congressional elections occurred, with Donald Trump being elected President of the United States and the Republican party controlling the Senate and the House of Representatives. President Trump took office on January 20, 2025, and the new Congress and Senate were seated on January 3, 2025. As a result of these recent elections, the current Fiscal 2025 CRA could be significantly extended beyond the current March 14 extension date. There is also the possibility that the industry could experience a full year CRA related to Federal fiscal 2025, with no Federal fiscal 2025 budget enacted. Subsequent to his taking office, President Trump established The Department of Government Efficiency (DOGE) led by billionaire Elon Musk, with DOGE’s Mission to slash federal spending. In February 2025, President Trump stated that he has directed DOGE to review Pentagon spending for possible waste and fraud. President Trump has also indicated that he may pursue significant reductions to the U.S. defense budget, if both Russia and China would agree to similar cuts in their respective national security spending. The potential impact of DOGE ant the President’s potential intentions on the Defense and National Security industry, and the Company, if any, is unknown at this time.

The potential challenges presented by the recent elections, Presidential and congressional changes and the related transitions, the CRA, the current budgetary and deficit funding environment, Israel, Ukraine and Taiwan funding support, continuing heightened levels of inflation, ongoing supply chain disruption, the challenging appropriations process, and DOGE, among other items, all continue to create significant short and long-term challenges and risks to the industry and the Company.

We believe continued budget and deficit funding pressures (which are expected), CRAs (which are also expected), future Federal Government debt ceiling issues, or Federal Government shutdowns, could have serious negative consequences for the security of our country and the defense industrial base, including the Company and the related customers, employees, suppliers, investors, and communities that rely on companies in the defense industrial base. It is possible that budget and program decisions made in such an uncertain environment would have long-term implications for our Company and the entire defense industry. Additionally, funding for certain programs, including those in which we currently participate or are pursuing, may be reduced, delayed or cancelled, and budget uncertainty or funding cuts globally could adversely affect the viability of our customers, partners, teammates, subcontractors, suppliers, and our employee base.

Such a challenging federal and DoD budgetary environment could have a material adverse effect on our forecasts, estimates, financial position, results of operations and/or cash flows.

As noted, Kratos and the industry continue to be affected by various unfavorable macroeconomic conditions, including adverse supply chain disruptions that continue throughout the industry and for us, and related delays in the receipt and delivery of materials, parts, supplies, etc., which in certain instances and for certain items is significant. To mitigate the impact of these delays, we have implemented advanced and larger lot purchases of certain materials and parts which has resulted in an increased use of our working capital, which is expected to continue. In addition, inflation and the related increased cost of inputs needed to execute our business, including materials, parts, supplies, consultants, subcontractors, vendors, etc. have significantly increased our business costs and have adversely impacted our operations, profit margins and financial forecasts.

Additionally, an industry wide shortage of qualified labor, and the cost of that labor for the Company and its labor base is an operational challenge. The cost of labor has increased significantly and current challenges in hiring, obtaining and retaining employees, including those employees requiring National Security clearances, is adversely impacting Kratos’ ability to execute its business. There is also a significant industry wide labor and talent shortage, including in the Science, Technology, Engineering, and Math (STEM) discipline areas, and also including employees willing and/or able to obtain National Security clearances, and for high level manufacturing and production disciplines.

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

We believe that our business is well-positioned in areas that the Trump Administration, the DoD and other customers currently indicate are priorities for future defense spending, and also including as identified in the 2024 defense budget and related Future Years Defense Program (FYDP), the President’s 2025 National Security and Defense Budget Request. As noted above, we believe that there is a generational recapitalization of weapon systems occurring with the U.S. and its allies to address peer and near peer threats, including Russia, China, North Korea and Iran, and the Company’s positioning as a proven provider of hardware, systems and software to address these threats for and with our customers and partners is recognized in the industry. We believe that the Company’s hardware, software and solution offerings, including jet unmanned aerial drones, rocket and hypersonic systems, C5ISR and air defense systems, jet engine and propulsion systems for missiles, drones, hypersonic and supersonic vehicles, microwave electronics for missile, radar and air defense systems, space and satellite, C2, TT&C, and ADA capabilities and training systems, address mission critical priority areas of the DoD.

Our Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect estimates and assumptions made by management as of December 29, 2024. Events and changes in circumstances arising after December 29, 2024, including those resulting from the continuing impacts of the current unfavorable macroeconomic climate, will be reflected in management’s estimates for future periods.

Current Reporting Segments

The Company currently operates in two reportable segments. The Kratos Government Solutions (“KGS”) reportable segment is comprised of an aggregation of KGS operating segments, including our microwave electronic products, space, satellite and cyber, training solutions, C5ISR/modular systems, turbine technologies, and defense and rocket support services operating segments. The Unmanned Systems (“US”) reportable segment is comprised of an aggregation of US operating segments, including our unmanned aerial, unmanned ground, unmanned seaborne and related command, control and communications system businesses.

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

Competitive Strengths
We believe that Kratos being a technology company, focused on affordability and the composition and experience of our Board of Directors and Executive management team, our ability to act and make decisions quickly, our culture of rapid innovation and our investments to develop and maintain intellectual property, proprietary products, and technology, are strongly aligned with certain of the highest priority spending areas of the DoD, the U.S. National Security Strategy, and the DoD’s focus on leveraging technology to defeat or deter peer and near-peer adversaries, are competitive advantages.

Additionally, we believe Kratos’ strategy of being “first to market” with our hardware systems, products, technology and solutions, is also a competitive differentiator, including in certain areas as compared to the traditional defense industrial complex prime system integrators, as well as venture capital backed defense technology companies. We also believe that our proven ability to rapidly design, develop, demonstrate and field disruptive, transformative and leading technology products and systems, at an affordable cost, also differentiates us from our competitors, both traditional and new. We believe that our reputation, longstanding customer relationships, past-performance qualifications and the designed-in position of our hardware systems, technology and products into our customers’ and partners’ platforms, programs and systems, provide a unique competitive advantage and position us well for future accelerated growth. We routinely partner or team with the large traditional defense industry system integrators when certain opportunities require a significant internally funded investment that Kratos is unwilling to make, or when Kratos believes that teaming significantly increases our probability of win. A recent example of our first to market strategy is our design and development of our low-cost Erinyes, Dark Fury and other hypersonic vehicles and our Zeus solid rocket motors, which have recently had several successful missions.

Kratos’ specialized National Security focus is aligned with mission-critical National Security priorities. Continued and increased concerns related to the threats posed by certain foreign nations, including nations with peer or near peer capabilities, have caused the U.S. Government to identify National Security as an area of enhanced functional and spending priority. Budget pressures, particularly related to DoD spending, have placed a premium on rapidly developing and fielding low-cost, high-technology hardware, systems and solutions, that can be fielded in quantities, i.e. affordable mass, to address National Security requirements. While budget pressures routinely cause delays in contracts or orders for our business, the global threat environment and current budget projections suggest that future years defense spending will continue to be significant, including to address the increasing threats to the United States and its allies. The outlook for defense spending is primarily focused on deterring and defeating our adversaries, power projection, warfighting readiness, lethality, and recapitalization of key strategic defense systems to address peer and near peer threats. We believe that Kratos’ primary capabilities and areas of focus, certain ones which are listed below, are aligned with the objectives of the U.S. Government including those outlined in the 2022 National Defense Strategy document:

•Unmanned aerial drones, unmanned ground and unmanned seaborne systems and related autonomy and artificial intelligence.
•Satellite communications, C2, TT&C and Space Domain Awareness capabilities and technology.
•Microwave electronics, including in support of air defense, missile, radar, space, satellite and communication systems.
•Electronic warfare, attack, missile, and radar systems.
•Intelligence, surveillance and reconnaissance technology, platforms solutions and systems.
•Ballistic missile defense, hypersonic and other “High Performance” type systems.

•C5ISR systems, including Air Defense, Strategic Deterrence Systems and support of the “Strategic Triad”.
•Cybersecurity and information assurance.
•Specialized training and operational readiness systems and solutions.
•Jet engines for drones, missiles and loitering munitions.
•Rocket engines and propulsion systems for hypersonic, space and other systems.

IP-centric technology company with proprietary products, technology and systems which address critical current and emerging threats faced by U.S. and allied militaries. As a technology-focused company at the forefront of the DoD’s strategy for technology rich, transformative, disruptive and affordable systems, our current and growing portfolio of proprietary systems, products, solutions, and related intellectual property addresses certain of the most critical mission needs and requirements of U.S. and allied militaries. At Kratos, affordability is a technology, a core competency and a focus that we believe is disruptive and brings an important value proposition to our customers and partners. Kratos business focus areas include: unmanned systems, space and satellite communications, microwave electronics, cybersecurity/warfare, missile defense, hypersonic systems, C5ISR, turbine technologies, jet and rocket engines and training systems.

Technology-driven company aligned with and supporting our customers’ increased innovation, technology, and strategic National Security initiatives, with focus on speed and affordability. As the DoD works to increase, maintain or achieve a technological advantage over adversaries, it has continued its efforts to create breakthrough technologies for National Security and related commercial markets, accelerate innovation to the warfighter and repurpose current capabilities to create cost-effective, disruptive technology advances that result in rapidly fielded systems and products in quantity. With our focus on delivering proven leading edge systems, products and technologies that address the most critical current and emerging threats, our customers include some of the most technologically advanced organizations of the defense and National Security establishment, including the U.S. Air Force (USAF), the U.S. Navy (USN), the U.S. Army, the U.S. Marine Corps (USMC), the U.S. Space Force and the U.S. Space Command, and others. Additionally, Kratos customers also include the Defense Innovation Unit (“DIU”) (formerly the Defense Innovation Unit Experimental (“DIUx”)), Defense Advanced Research Projects Agency (“DARPA”), Air Force Research Laboratory (“AFRL”), the Strategic Capabilities Office (“SCO”), the Office of the Secretary of Defense (“OSD”), the Strategic Command (“STRATCOM”), the National Aeronautics and Space Administration (“NASA”), the Space Development Agency (SDA), the Space Force, the U.S. intelligence community, and other confidential customers. We believe our focus on low cost, constant innovation, capability improvements across our product and solutions portfolio, speed of development, and engineering, design and development for affordable mass production are key differentiators that are disruptive to certain traditional market norms and align us with and address our customers’ and our traditional large defense system integrator partners’ key initiatives.

In-depth understanding of customer missions. We believe that Kratos has a reputation for being an industry disruptor, including by successfully rapidly designing, developing, demonstrating and fielding mission-critical products, hardware, solutions and services to our customers, at an affordable cost. Our long-term relationships with the U.S. Air Force, U.S. Army, U.S. Navy, U.S. Marine Corps and other National Security-related customers and agencies, and commercial and other customers and entities, enable us to develop an in-depth understanding of their missions, problems and technical requirements. In addition, a substantial number of our employees are located at our customer locations, or at secure manufacturing and other secure facilities, all of which provides Kratos with valuable strategic insight into our customers’ ongoing missions and future program and mission requirements. We are also closely aligned with most of the traditional, large, system integrator defense companies. This understanding of our customers’ and partners’ missions, requirements, and needs, in conjunction with the strategic location of our employees, enables us to offer technical solutions tailored to our customers’ and partners’ specific requirements and evolving mission objectives. In addition, once our products are “designed in” to a program or system and we are on-site with a customer and providing our hardware, software, products and solutions, we have historically been successful in winning new and recompete business.

Relevant Products, Systems and Solutions

We believe that Kratos is an industry leader of high performance, jet powered unmanned aerial target drone systems, which represent certain of the highest performance jet powered unmanned aerial aircraft in the world. Kratos is the primary provider of jet target drone systems to the USN, with the BQM-177, the USAF with the BQM-167, and the U.S. Army with the MQM-178. In addition to the United States Armed Services, Kratos sells its target drones to numerous allied countries globally. Kratos is currently under contract with a U.S. Government Agency for a Next Generation Target Drone (5GAT). Kratos is currently in sole source production year 20 for the BQM-167 with the USAF, sole source production year 7 with the USN for BQM-177, and single source production year 12, with the U.S. Army for MQM-178.

Kratos also provides Kratos Mako high performance jet powered tactical unmanned drone, which flew manned/unmanned teaming missions with a USMC manned fighter aircraft in 2015. Kratos’ Fifth Generation Stealth Valkyrie tactical drone systems have flown with the USAF and USMC, is under contract with the USMC and is currently involved with the USMC project Eagle. Other Kratos jet powered tactical drones flying today, include Thanatos, Apollo, Athena, and Air Wolf, each of which is currently under a customer funded contract. Kratos’ tactical drones are recognized for their extreme high performance, low cost and ability to be rapidly fielded. The new Trump Administration, the new Secretary of Defense and other Trump Administration leadership have indicated their support and the potential for increased future funding for unmanned aerial drone systems and related autonomy and artificial intelligence systems.

We believe that Kratos is an industry leader in affordable rocket systems and SRMs which are specifically designed and developed for low cost ballistic missile target, hypersonic, sub orbital and other National Security related missions. Kratos is also a recognized industry leader in low cost hypersonic flight vehicles, ballistic missile targets and “other” systems. Over the past few years, Kratos has been in development on a new solid rocket motor system, Zeus (Zeus 1 and Zeus 2), and related hypersonic flight vehicle systems, including Erinyes and Dark Fury, each of which Kratos has made significant internally funded investments for rapid development, fielding and a first to market position. In November 2024, Kratos announced that Zeus 1 and Zeus 2 SRMs had completed their first successful flight on October 24, 2024, from the NASA Wallops Flight Facility in Virginia under a customer funded mission. In June 2024, Kratos announced the successful launch and flight of the Kratos Erinyes hypersonic flyer, also under a customer funded mission. The exercise, designated Hypersonic Test Bed-1 (HTB-1), demonstrated hypersonic flight that enabled the collection of data for multiple experiments to be provided to test teams for design and evaluation of new technologies. In February 2025, Kratos announced the second successful flight of the Erinyes Hypersonic flight system in conjunction with its government customers.

Subsequent to the successful initial flights of the Zeus SRM’s and the Erinyes hypersonic system, Kratos was awarded the Mach TB 2.0 hypersonic system related contract, the largest contract in Kratos history with an estimated value of $1.45 billion, if all options are exercised over a five-year period.

Kratos is a recognized industry leader in the rapid development of low cost jet engines for missiles, drones and other systems. Kratos’ engine and propulsion teams are also recognized as industry leaders in the design, engineering and development of hypersonic, space and supersonic propulsion systems, including Kratos being the engine development lead for Boom Supersonics (Concorde commercial supersonic jet replacement) Overture’s aircraft engines, the Symphony.

We believe that Kratos is also an industry leader in hardware, products, systems and microwave electronics for numerous air defense, missile, radar, nuclear, strategic and other systems, including; Iron Dome, Iron Sting, Arrow, Patriot, THAAD, IBCS, IFPC and others.

We believe that Kratos is also an industry leader in ground-based command, control and communications systems (“C3”), Telemetry Tracking and Control (“TT&C”) and other systems for satellites, and a leader in related radio frequency interference identification, geolocation and mitigation, or Space Domain Awareness. Our primary customers include the U.S. Air Force, Space Command, Space Development and other agencies, and also commercial customers, enterprises and entities.

We also believe that our advanced capabilities in the training systems and solutions market, including mixed, virtual and synthetic reality technology, products and systems for aircraft, combat and other vehicles, have allowed us to successfully remain at the forefront of defense industry readiness initiatives.

We believe our strategy of internally funding the research and development of many of our systems, products, software, solutions and capabilities, will continue to enable Kratos to be “first to market”, ahead of the competition and advance our position in high growth markets, such as high performance UCAVs, turbine and engine technologies, hypersonic systems, ballistic missile targets, microwave electronics and satellite communications, and allow us to grow, over the long-term, at a rate greater than that of the industry.

Diverse base of key contracts with low concentration. Kratos’ leading hardware, technology, products and systems, which are focused on many of the highest priority National Security areas allows us the opportunity to bid on and pursue a large number of contract and program opportunities as the lead or prime contractor, while also providing Kratos the opportunity to partner or team on additional large opportunities, better positioning our Company for success. Many of our contracts are single-award and/or sole source in nature, where we or our team are the only awardee by the customer. In certain cases, our ability to obtain single award and/or sole source contracts is due to our intellectual property, proprietary products, historical performance qualifications, relative experience, affordability or Kratos already having demonstrated a first to market working system.

We have a highly diverse base of customers and contracts with no contract representing more than 6% of 2024 revenue. Our fixed-price contracts, the majority of which are production contracts, represent approximately 69% of our 2024 revenue. Our cost-plus-fee contracts and time and materials contracts represent approximately 25% and 6%, respectively, of our 2024 revenue. We believe our diverse base of key contracts and low reliance on any one contract provides us with a stable, balanced revenue stream.

Representative recent major contract awards for Kratos include the $1.45 billion MACH-TB 2.0 contract award, if all options are exercised over a five-year period, to support the Office of the Under Secretary of Defense for Research and Engineering (OUSD (R&E)) Test Resource Management Center (TRMC) to support OUSD’s National Hypersonic Initiative 2.0 by creating an affordable flight test bed to rapidly increase hypersonic flight test capacity, a $34.8 million contract from the USMC for Valkyrie mission system integration, a $116.7 million prime contract to create and operate an Advanced Fire Control Ground Infrastructure (AFCGI) from the U.S. Space Development Agency, an approximate $100 million total potential value hypersonic system program award, a $48 million contract for geolocation global support services, a $45 million award related to a new satellite system, a $79.8 million contract (Lot 20) for 60 BQM-167A Target aircraft systems for the U.S. Air Force, a $57.6 million contract for 70 BQM-177A Aerial Targets for the U.S. Navy, a $499 million multiple award, indefinite-delivery/indefinite-quantity (IDIQ) contract for the design, build, test, and delivery of functioning anti-tamper solutions, a $579 million single award IDIQ, if all options are exercised, for Space Force SATCOM C2 System for the Command and Control (C2) System Consolidated (CCS-C) Sustainment and Resiliency (C-SAR), and an $877 million IDIQ, multiple award sounding rocket award to provide suborbital launch services and launch support.

Significant cash flow visibility driven by stable backlog. As of December 29, 2024 and December 31, 2023, our total backlog (see “Backlog” below) was approximately $1,445.1 million and $1,243.9 million respectively, of which approximately $1,090.1 million was funded in 2024 and $944.6 million was funded in 2023. The majority of our sales are from awards issued under long-term contracts, typically three to five years in duration. Our contract backlog provides visibility into stable future revenue and cash flow over a diverse set of contracts. Importantly, a number of our systems and products are designed-in and support long term, multi-year/multi-decade programs, which provides significant operational and financial visibility to our Company.

Highly skilled employees and an experienced management team. We deliver our systems, products and services through a skilled and primarily engineering and technically oriented workforce of approximately 4,000 employees. Our executives and senior managers have significant experience with technology companies, commercial enterprises, U.S. Government agencies, the U.S. military, U.S. Government contractors and other relevant entities. A significant number of Kratos employees hold National Security clearances. Members of our management team have experience growing commercial, technology and national security focused businesses both organically and through acquisitions and delivering significant value to investors, shareholders and stakeholders. We believe that the cumulative experience and differentiated expertise of our personnel in our core focus areas, coupled with our sizable and technically oriented employee base, allow us to qualify for and bid on larger programs and contracts in a prime contracting role.

Our Strategy
Our strategy is to be a leading technology, hardware, systems, software and products provider to the defense, national security and relevant commercial and related global markets, and to disrupt our market focus areas, by being first to market with internally funded and developed offerings, engineered and designed to be mass produced at an affordable cost. In executing our strategy, Kratos primarily seeks to utilize proven technology, which we modify, adopt, change, integrate and apply to address market opportunities that we identify jointly with our customers and with our partners. This approach allows us to rapidly develop and field relevant offerings, while reducing technical, schedule and financial risk. At Kratos, “affordability is a technology”, and “better is the enemy of good enough”, which we believe are critical elements of the successful execution of our strategy. Additionally, whenever there is a defense/security/commercial “multi use” opportunity for our technology, products and systems, we lever off of this opportunity with increased efficiencies and further reduced cost opportunity via increased quantities provided to dual or multiple markets.

Internal Growth
We are focused on generating internal growth by capitalizing on our ability to rapidly develop, demonstrate and field leading technology systems and products at an affordable cost and by being “first to market” with our offerings. We make targeted discretionary investments in mission critical DoD, National Security and related commercial opportunity priority areas in order to achieve our first to market objective. Primary Kratos business areas include unmanned systems, space and satellite communications, cybersecurity, microwave electronics, hypersonic and rocket systems, missile defense, jet engines, rocket motors, turbine technologies and propulsion systems, and training systems, which we believe have the highest potential for growth, including as based on the recent Fiscal 2025 National Security budget submittal and National Defense Authorization Act (NDAA). In certain areas, Kratos will retain important intellectual property as a result of the internally funded investments we have made. Additionally, due to Kratos’ unique technology, product and potential intellectual property positions, including in the space, satellite, UAS, propulsion, engine, turbine, rocket, hypersonic and other areas, we are routinely approached to partner or team on large, new program and contract opportunities, where Kratos offerings and affordability are an important competitive differentiator. A key aspect of Kratos’ internal growth philosophy is also that “it is better to have a large part of something, than all of nothing”, which is directly relevant to our teaming and partnership approach and strategy, including with the traditional large aerospace and defense system integrators.

Expand technology product, solution and service offerings provided to existing customers. We are focused on expanding the technology, products, systems and solutions we provide to our customers by making targeted internally funded investments in certain core focus areas, by leveraging our strong relationships, technical capabilities, intellectual property and past performance qualifications and by offering a wider range of comprehensive low-cost technology leading and proven products and solutions compared to our competitors. In regard to areas of specialization, our product and solution offerings include the manufacturing of specialized defense electronics; integrated technology and software solutions for satellite command, control and communications; specialized high performance UCAV and drone aircraft for tactical and threat representation target purposes; Unmanned Ground Systems (“UGS”); Unmanned Seaborne Systems; engine and propulsion systems; and rocket, ballistic missile target and hypersonic systems. We believe our understanding of customer needs, missions, requirements and processes, our reputation and past performance qualifications and our ability to rapidly deliver low cost, technology leading hardware, systems, products and solutions, position us well for success in the current National Security and geopolitical threat environment.

Capitalize on current contract base. We are pursuing new program and contract opportunities and awards as we build the business with our expanding technology base, intellectual property ownership, contract portfolio, and product, hardware, solution, software, service offerings and past performance qualifications. We are also aggressively pursuing several National Security priority areas, including high performance UCAVS, satellite communications command, control, communication and signal monitoring products, SDA, satellite microwave electronics for missiles, radars, electronic warfare and communications, cybersecurity solutions, propulsion and engine systems, specialized training systems, autonomy and artificial intelligence systems, robotics, directed energy systems, hypersonic systems and next generation ballistic missile targets. Additionally, we are assessing new program areas and platforms to pursue that are consistent with our core capabilities, technology and intellectual property. These current and existing programs, contracts, customers and related offerings provide Kratos important past performance qualifications and experience, positioning us to credibly pursue new opportunities.

Expand customer and contract base. We are focused on expanding our customer base into areas with significant growth opportunities, including as indicated by the fiscal year 2024 spending bill, the Fiscal 2025 NDAA and the Trump Administration’s initial indicated priority areas, by leveraging our technology, intellectual property, proprietary products, capabilities, industry reputation, past performance qualifications, long-term customer relationships and diverse contract base. We also believe that our ability to rapidly develop, demonstrate and field high technology systems and products, at an affordable cost, is a clear competitive differentiator for our Company. We anticipate that this overall expansion in our capabilities will enable us to pursue larger program opportunities, higher value work and to further diversify our revenue base across additional U.S. Government, international and commercial customers.

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

Invest and Partner in strategic growth areas. Over the past several years, we have made significant internally funded investments in strategic growth areas, including unmanned tactical aircraft drone systems, space and satellite communication software and systems, rocket engines and hypersonic systems, jet engines, turbine and other engine technologies. Specifically, we have increased internally funded research and development, capital and other expenditures, non-recurring engineering expenditures, and infrastructure investments, including executive management, bid, proposal and new business capture, pursuit and related expenses. We have made these investments with the intention of developing, demonstrating, fielding, bringing to production and being first to market in these strategic growth areas. These internally funded investments typically allow us to retain certain intellectual property rights, design and data packages, for these platforms, software and systems, including to ultimately secure sole source technology or production positions in these strategic growth areas. Specifically, since 2013, we have invested over $260 million in our UAS business and since 2019, approximately $252 million in our Space, Satellite and Cyber business, and made investments of approximately $25 million in rocket and hypersonic systems, and engine and turbine technology areas, through internally funded research, development, contract design retrofit costs, contract design costs for new platforms, software design and development, non-recurring engineering costs and capital expenditures related to these strategic growth areas.

•Since 2019, we have invested approximately $252 million in Kratos’ Space, Satellite and Cyber business through internally funded research and development, software design and development and capital expenditures, primarily related to our next generation, software based, virtualized satellite C2, TT&C, and other ground-based OpenSpace™ communications systems, which we released “first to market” in 2021, and our global SDA system. Related to certain of these investments, in 2022, we received an approximate $160 million potential contract award from Blue Halo and a significant contract award from Intelsat as a result of Kratos OpenSpace™ products and technology. In 2023, we introduced the satellite industry’s first open edge terminal for satellite communications and other applications and we announced that our OpenSpace platform is the first commercially available, fully virtualized satellite ground system to achieve MEF 3.0 Carrier Ethernet certification. In 2024, we received a number of contract awards including a $48 million contract for geolocation global support services, a $116.7 million contract from the U.S. Space Development Agency for Ground System to support advanced fire control missions and a $579 million single award IDIQ for Space Form Satcom C2 System.
•During 2024 we entered into a Memorandum of Understanding (MOU) with GE Aerospace to partner on the development and production of small affordable engines that could potentially power unmanned aerial systems, collaborative combat aircraft, missile, drone and similar applications. The agreement, once finalized, will replace an existing joint development agreement and which includes a sole-source full-scale engine production position for Kratos. For the last year, GE Aerospace and Kratos have been working together on a small affordable engine.
•Over the past few years, Kratos has been in development on a new solid rocket motor system, Zeus (Zeus 1 and Zeus 2), and related hypersonic flight vehicle systems, Erinyes and Dark Fury, all of which Kratos has internally funded through investments totaling $25 million for rapid development, fielding and a first to market position. In November 2024, Kratos announced that Zeus 1 and Zeus 2 SRMs had completed their first successful flight on October 24, 2024, from the NASA Wallops Flight Facility in Virginia under a customer funded mission. In June 2024, Kratos announced the successful launch and flight of the Kratos Erinyes hypersonic flyer, also under a customer funded mission. The exercise, designated Hypersonic Test Bed-1 (HTB-1), demonstrated hypersonic flight that enabled the collection of data for multiple experiments to be provided to test teams for design and evaluation of new technologies. Subsequent to the successful flights of the Zeus SRMs and the Erinyes hypersonic system, Kratos was awarded the Mach TB 2.0 Hypersonic System related contract, the largest contract in Kratos history at $1.45 billion, if all options are exercised over a five-year period.
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

Customers
A representative list of government customers in our KGS and US segments during 2024 included the U.S. Air Force, U.S. Army, U.S. Navy, U.S. Marines, Missile Defense Agency, Space Command, Space Force, NASA, the AFRL, foreign military sales (“FMS”), the U.S. Southern Command, STRATCOM, the SCO, DIU or DIUx, the Rapid Capabilities Offices, the U.S. intelligence community, DARPA, Office of the Secretary of Defense (OSD), and certain confidential customers. A representative list of non-government customers during 2024 included tier one, large U.S. Government contractors and system integrators such as Northrop Grumman, Lockheed Martin, General Dynamics, Raytheon Technologies, BAE Systems, and L3Harris, as well as Intelsat, Blue Halo, Microsoft, Amazon, Siemens, Rolls Royce, Boom, GE Aerospace and others.

Revenue from the U.S. Government (which includes FMS) includes revenue from contracts for which we are the prime contractor as well as those for which we are a subcontractor and the ultimate customer is the U.S. Government. Revenues from U.S. Government agency customers in aggregate accounted for approximately 67%, 69% and 69% of total revenues in 2024, 2023, and 2022, respectively.

Backlog

Effective January 1, 2018, we adopted the requirements of Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), utilizing the modified retrospective method as discussed in Note 1 of the Notes to Consolidated Financial Statements contained within this Annual Report. Since our adoption of ASC 606, revenues from remaining performance obligations, also referred to as total backlog, are now calculated as the dollar value of our remaining performance obligations on executed contracts. As of December 29, 2024 and December 31, 2023, our backlog was approximately $1,445.1 million and $1,243.9 million, respectively, of which $1,090.1 million was funded in 2024 and $944.6 million was funded in 2023. Backlog as of December 29, 2024 as compared to December 31, 2023 has increased primarily as a result of contract awards in our Space and Satellite, Microwave Products, C5ISR, Defense and Rocket Support and Unmanned Systems businesses. We expect to recognize approximately 57.0% of the remaining total backlog as revenue in 2025, an additional 17.0% in 2026 and the balance thereafter.

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

Our cybersecurity program incorporates industry-standard frameworks, policies and practices designed to protect the privacy and security of our sensitive information and sensitive information of third parties with whom we do business. Our cybersecurity team reports to the full Board of Directors typically on an annual basis on information security and cybersecurity matters, or more frequently as needed. Certain members from our Board of Directors have cybersecurity experience. See “Item 1C. Cybersecurity” below for additional information.

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

Human Capital Management
As of December 29, 2024, we had a work force of approximately 4,000 full-time, part-time and on-call employees in approximately 14 countries. Our employees are our greatest asset, and the ability to recruit, retain, fairly compensate, and develop our workforce is critical to Kratos’ success.

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

Competition
Our market is competitive and includes a number of companies in the U.S. defense, National Security, venture capital and private equity financed and commercial markets and industries. Most of the companies that we compete against have significantly greater financial, technical, marketing and other resources and generate greater revenues than we do. Competition in the KGS and US segments include tier one, large U.S. Government contractors, newer defense technology companies including Anduril, XBow, Shield AI, Castellion, Ursa Major, Bee Hive, and others, and system integrators such as Northrop

Grumman, Lockheed Martin, General Dynamics, Raytheon Technologies, BAE Systems, L3Harris, General Atomics, and Boeing. While we view these and other government contractors and companies in our industry as competitors, we also routinely team or partner with these same companies in joint proposals or in the delivery of our products, solutions and services for customers. In fact, many of our tier one competitors are also our partners and our customers. Tier two competitors include smaller government contractors such as Mercury Systems, Qinetiq, Cobham, CACI, Peraton, Linquest (now owned by KBR), Viasat and AAR Corp. Intense competition and long operating cycles are key characteristics of business within the defense industry. It is also common in the defense industry for work on major programs to be shared among a number of companies. A company competing to be a prime contractor or subcontractor on an award may, upon final award of the contract to another competitor, become a subcontractor for the final prime contractor. It is not unusual to compete for a contract award with a peer company and simultaneously perform as a supplier to or be a customer of that same competitor on other contracts, or vice versa. The nature of major defense programs, conducted under binding contracts, allows companies that perform well to benefit from a level of program continuity not frequently found in other industries.

We believe that the principal competitive factors in our ability to win new business include our ability as a technology company to address the defense, national security and commercial markets, our belief that affordability is a technology, our focus on making internally funded investments, our ability to rapidly develop and produce actual working products and systems, our ability to manufacture military qualified and specified hardware and our strategy of being first to market with relevant systems, products and technology, focused on priority DoD requirements and funding areas. We also believe that our relationships with the traditional defense industry aerospace and defense system integrators, and the value we bring to them in partnership to pursue large new program opportunities, is a key differentiator for our Company. Also important is our reputation, past performance qualifications, customer relationships, domain and technology expertise, the ability to obtain and replace contract vehicles, the ability to deliver results within budget (time and cost), reputation, accountability, staffing flexibility, and project management expertise. Additionally, our ability to deliver cost effective systems, products, solutions and services that meet our customers’ and partners’ requirements is also a key differentiator.

In the U.S. defense, IT, and services markets, the U.S. Government has stressed competition and affordability or low cost in connection with its future procurement of products and services, i.e. affordable mass. This has led to fewer sole source awards, as well as more emphasis on cost competitiveness, with certain contract awards issued on a Low Price Technically Acceptable (“LPTA”) basis, rather than a best value basis, which has historically negatively impacted certain areas of our Defense and Rocket Support Systems (“DRSS”) business in our KGS segment and in our training services business. In addition, competitor bid protests have become more prevalent in the current competitive environment, resulting in further delay of contract procurement activity. As a result of these changing market dynamics, Kratos has made the strategic decision to deemphasize these types of potential LPTA services businesses, and to focus our financial and other resources on our products, systems, software and technology focused business areas, making internally funded investments in our related core competency and market focus business areas, developing and owning important intellectual property and being first to market with our offerings.

Research and Development
    We believe that our future success depends upon our ability to continue to rapidly develop new products and services, and enhancements to and applications for our existing products and services, to be delivered at an affordable cost. Our research and development expenses were $40.3 million, $38.4 million and $38.6 million in 2024, 2023, and 2022, respectively. We intend to continue our focus on research and development as a key strategy for growth, which will focus on investments in those fields that we believe will offer the greatest opportunity for growth and profitability. Our current primary internal research and development (“IR&D”) focus areas include satellite communications and signal monitoring, unmanned systems, electronic products, turbine technologies, rocket, hypersonic and other systems.
Intellectual Property
We believe that our continued success depends in large part on our proprietary technology, the intellectual skills of our employees and the ability of our employees to continue to innovate. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights.
As of December 29, 2024, we held a number of U.S. and foreign patents. Patents applicable to specific products extend for varying periods according to the date of patent application filing or patent grant and the legal term of patents in the various countries where patent protection is obtained. We do not consider our business to be materially dependent upon any individual patent, and we do not believe that our business would be materially affected by the expiration of any particular intellectual property right. We will continue to file and pursue patent applications when and where appropriate to attempt to protect our rights in our proprietary technologies. We also encourage our employees to continue to invent and develop new technologies so as to maintain our competitiveness in the marketplace.

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
Certain raw materials and components used in the manufacture of our products and in our development programs are periodically subject to supply shortages, and our business is subject to the risk of price increases and periodic delays in delivery. Particularly, the market for electronic components is experiencing increased demand and a global shortage of semiconductors, creating substantial uncertainty regarding our suppliers’ continued production of key components for our products, and the supply for certain subcomponents and parts is impacting our C5ISR business, and the shortage of qualified vendors which supply certain ancillary parts for our aerial targets have resulted in cost increases. See “Risk Factors” for further discussion regarding risks related to raw materials.

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
•Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited. We may be required to record valuation allowances on our net operating loss carryforwards in future periods, which could adversely impact our profitability and financial condition.

Risks Related to our Operations
•Our operations expose us to risks associated with pandemics, epidemics or other public health emergencies.
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
•We are subject to DoD CMMC requirements issued by the Pentagon which may limit our ability to bid and win projects. The cost for the DoD CMMC requirements may be significant.
•Cybersecurity breaches or disruptions of our information technology systems could negatively impact our operations.

Risks Related to our International Operations
•Revenues derived from our international business could be subject to global economic downturn and hardship.
•Our international business exposes us to additional risks.
•Changes in foreign tax laws and regulations could expose us to additional tax liabilities and could adversely affect our financial risks.

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
    In fiscal 2024, 2023 and 2022, we generated 67%, 69% and 69%, respectively, of our total revenues from contracts with the U.S. Government (including all branches of the U.S. military and FMS), either as a prime contractor or a subcontractor. We expect to continue to derive most of our revenues from work performed under U.S. Government contracts. See the Industry Update section in Item 1 “Business” contained within this Annual Report for a discussion of the current budgetary and funding constraints on U.S. Government spending and legislation enacted to reduce the U.S. federal deficit. As a result, we have experienced and expect to continue to experience reduced or delayed awards on some of our programs, with a related negative impact to our revenues, earnings and cash flows. Competitor bid protests also have become more prevalent in the current competitive environment, which has led to further contract award delays. In addition, any future changes to the fiscal policies of the U.S. Government and foreign governmental entities may decrease overall government funding for defense and homeland security, result in delays in the procurement of our products and services due to lack of funding, cause the U.S. Government and government agencies to reduce their purchases under existing contracts, or cause them to exercise their rights to terminate contracts at-will or to abstain from exercising options to renew contracts, any of which would have an adverse effect on our business, financial condition, results of operations and/or cash flows. Furthermore, on January 20, 2025, President Trump announced an executive order establishing the “Department of Government Efficiency” to maximize government efficiency and productivity. In February 2025, President Trump stated that he has directed DOGE to review Pentagon spending for potential waste and fraud. Pressures on and uncertainty surrounding the U.S. federal government’s budget and potential changes in budgetary priorities, could adversely affect our revenue, financial condition, and results of operations.
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
    The budget environment, including budget caps mandated by the Budget Control Act of 2011 (the “BCA”) for fiscal years 2022 and 2023, which was reinstituted with established budget caps for 2024 and 2025 under The Fiscal Responsibility Act of 2023, and uncertainty surrounding the debt ceiling and the appropriations process, remain significant short and long-term risks for the Company. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the current administration and Congress, what challenges budget reductions (required by the BCA and otherwise) will present for the defense industry and whether annual appropriations bills for all agencies will be enacted in a timely manner. If annual appropriations bills are not timely enacted, the U.S. Government may again operate under a continuing resolution, restricting new contract or program starts, presenting resource allocation challenges and placing limitations on some planned program budgets, and we may face additional government shutdowns of unknown duration. If a prolonged government shutdown of the DoD were to occur, it could result in program cancellations, disruptions and/or stop work orders and could limit the U.S. Government’s ability to effectively progress programs and to make timely payments, and our ability to perform on our U.S. Government contracts and successfully compete for new work.

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
We are dependent on a small number of customers for certain large programs that represent a large portion of our revenues. A significant decrease in the sales to or loss of any of these programs or our major customers would have a material adverse effect on our business and results of operations. In fiscal 2024 and 2023, the U.S. Air Force accounted for 15.2% and 22.6% respectively, of our total revenues and the U.S. Navy accounted for 14.7% and 13.0%, respectively, of our total revenues. No assurance can be given that our customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations. We believe that the USAF BQM-167, USN BQM-177, GBSD (also known as Sentinel) and the recently awarded MACH-TB 2.0 programs could represent a large portion of our future revenues in the coming years, and the loss or cancellation of any of these programs could adversely affect our future results. Further, new programs may yield lower margins than legacy programs, which could result in an overall reduction in gross margins.
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
We rely on other companies to provide major components for our products. For instance, we build the airframe, electronics and flight control systems for our unmanned aerial systems. We primarily rely on our suppliers to provide the engines and parachutes for landing the unmanned aerial systems. Disruptions or performance problems caused by our subcontractors and suppliers, or a misalignment between our contractual obligations to our customers and our agreements with our subcontractors and suppliers, could have an adverse effect on our ability to meet our commitments to customers. In addition, due to the shortage of qualified subcontractors and suppliers, increases in the cost of certain materials could impact our profitability under firm fixed priced contracts that we have with our customers.
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

For the fiscal year ended December 29, 2024, our US segment accounted for 23.8% of our total revenue. We cannot accurately predict the future growth rate or size of this market. Demand for our products may not increase, or may decrease, either generally or in specific markets, for particular types of products or during particular time periods. There are only a limited number of programs under which the U.S. military, our primary customer, is currently funding the development or purchase of our UAS and UGS products. Although we are seeking to expand our US customer base to include foreign governments, domestic non-military agencies and commercial customers, we cannot assure that our efforts will be successful. The expansion of the UAS and UGS markets in general, and the market for our products in particular, depends on a number of factors, including the following:

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
We are a prime contractor under several GSA contracts and government-wide acquisition contracts (GWACs). We believe that our ability to provide services under these contracts will continue to be important to our business because of the multiple opportunities for new engagements each contract provides. If we were to lose our position as prime contractor on one or more of these contracts, we could lose substantial revenues and our operating results could suffer. GSA contracts and other GWACs typically have a one or two-year initial term with multiple options exercisable at the government customer’s discretion to extend the contract for one or more years. We cannot be assured that our government customers will continue to exercise the options remaining on our current contracts, nor can we be assured that our future customers will exercise options on any contracts we may receive in the future.
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

As a defense contractor, we face various cyber and other security threats, including attempts to gain unauthorized access to sensitive information and networks; insider threats; threats to the safety of our directors, officers and employees; threats to the security and viability of our facilities, infrastructure and supply chain; and threats from terrorist acts or other acts of aggression. Our customers and partners (including our supply chain and joint ventures) face similar threats and growing requirements. Although we utilize various procedures and controls to monitor and mitigate the risk of these threats, there can be no assurance that these procedures and controls will be sufficient. The occurrence of some of these risks may be increased to the extent remote working by our employees, suppliers, contractors and other third parties which accelerated during the COVID-19 pandemic, continues. Such an incident could lead to losses or unauthorized disclosure of sensitive information or capabilities; theft or exposure of data; harm to personnel, infrastructure or products; regulatory actions; and/or financial liabilities, as well as potential damage to our reputation as a government contractor and provider of cyber-related or cyber-protected goods and services.
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
Our products, including but not limited to unmanned vehicles, aerial targets, UAS and ballistic missile targets, and hypersonic systems, are extremely complex and must operate successfully with complex products from other vendors. Despite testing, our products have contained defects and errors and may in the future contain defects or errors, or experience performance problems when first introduced, when new versions or enhancements are released, or even after these products have been used by our customers for a period of time. These problems could result in expensive and time-consuming design modifications or warranty charges, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, diversion of our personnel’s attention from our product development efforts, exposure to liability for damages, damaged customer relationships, and harm to our reputation, any of which could materially harm our results of operations. In addition, increased development and warranty costs could be substantial and could reduce our operating margins.

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

Although fixed-price contracts entail a greater risk of a reduced profit or financial loss on a contract compared to other types of contracts we enter into, fixed-price contracts typically provide higher profit opportunities because we may be able to benefit from cost savings and operating efficiencies. In contrast, cost-plus-fee contracts are subject to statutory limits on profit margins and generally are the least profitable of our contract types. Our U.S. Government customers typically determine what type of contract we enter into. Cost-plus-fee and fixed-price contracts in our federal business accounted for approximately 37% and 60%, respectively, of our federal business revenues for the year ended December 29, 2024. To the extent that we enter into more cost-plus-fee or less fixed-price contracts in proportion to our total contract mix in the future, our margins and operating results may suffer. Our operating results may also suffer to the extent we have a contract mix that is focused on developmental projects, which are typically at lower profit margins as compared to margins on production projects.

Cost overruns on our contracts could subject us to losses, decrease our operating margins and adversely affect our future business.

Fixed-price contracts (including both government and commercial contracts) represented approximately 69% of our revenue for the fiscal year ended December 29, 2024. If we fail to anticipate technical problems, estimate costs accurately or control costs during our performance of fixed-price contracts, then we may incur losses on these contracts because we absorb any costs in excess of the fixed price. In addition, under fixed-price contracts, we are required to absorb any unanticipated costs resulting from inflation, including increases in costs of materials and labor. Under cost-plus-fee contracts, if costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, then we may not be able to obtain reimbursement for all such costs. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Because many of our contracts involve advanced designs and innovative technologies, we may experience unforeseen technological difficulties and cost overruns. Under each type of contract, if we are unable to control the costs we incur in performing under the contract, then our financial condition and results of operations could be materially adversely affected. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.

Our cash flow and profitability could be reduced if expenditures are incurred prior to the final receipt of a contract.
We provide various professional services, specialized products, and sometimes procure equipment and materials on behalf of our customers under various contractual arrangements. From time to time, in order to ensure that we satisfy our customers’ delivery requirements and schedules, we may elect to initiate procurement and production in advance of receiving a contract award, or final authorization from the government customer or a prime contractor. In addition, from time to time, we may build production units such as unmanned aerial vehicles in advance of receiving an anticipated contract award. In addition, to mitigate the impact of increasing material costs, we may procure larger lots of materials in advance to obtain larger quantity purchase discounted pricing. These actions that we may take to procure materials and/or commence production in advance of contract award require use of our working capital resources which impact our near-term operating cash flows. If our government or prime contractor customer’s requirements should change or if the government or the prime contractor should direct the anticipated procurement to another contractor, or if the anticipated contract award does not materialize, or if the equipment or materials become obsolete or require modification before we are under contract for the procurement, our investment in the equipment or materials might be at risk if we cannot efficiently resell them. This could reduce anticipated earnings or result in a loss, negatively affecting our cash flow and profitability.
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
As of December 29, 2024, goodwill represented approximately 29% of our total assets. We test for impairment annually. If impairment testing indicates that the carrying value of a reporting unit exceeds its fair value, the goodwill of the reporting unit is deemed impaired. Accordingly, an impairment charge would be recognized for that reporting unit in the period identified.
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

Given the current market conditions and continued economic uncertainty in the U.S. defense industry, including sequestration and issues surrounding the national debt ceiling and inflationary impacts to certain of our businesses, our future revenues, profits and cash flows could be substantially lower than our current projections. Market conditions, including increased price competitiveness specifically in the government services space, and procurements awarded on an LPTA rather than a best value basis, can significantly impact our projections. In addition, our ability to penetrate new international markets could also impact our current projections. Additional market factors could impact our projections and our ability to successfully develop new products and platforms. For example, our US reporting unit forecasts include the successful completion of certain performance criteria on new unmanned systems platforms, and acceptance of new unmanned systems platforms on a technical basis as well as from a political and government budgetary standpoint, including the assumption that products we have developed or will develop will become programs of record. In addition, market-based inputs to the calculations in the impairment test, such as weighted average cost of capital, and market multiples, could also be negatively impacted. Such circumstances may result in the future deterioration of the fair value of our reporting units and an impairment of our goodwill. Due to continual changes in market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be impaired in future periods. Any resulting impairment loss could harm our profitability and financial condition.

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

Federal and state income tax laws impose restrictions on the utilization of net operating loss (“NOL”) and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 of the Internal Revenue Code of 1986, as amended. We believe we underwent an ownership change in March 2010 that limited the Company’s federal annual utilization of NOL carryforwards. If the entire limitation amount is not utilized in a year, the excess can be carried forward and utilized in future years. For the year ended December 29, 2024, there was no impact of such limitations on the income tax provision since the amount of taxable income did not exceed the cumulative annual limitation amount. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOL or other tax attributes may be further limited.

Given the current market conditions and continued economic uncertainty in the U.S. defense industry and issues surrounding the national debt ceiling impacts to certain of our businesses, including disruptions in supply chain and inflationary impacts, our future revenues, profits, cash flows, and taxable income could be substantially lower than our then-current projections. Market conditions, including increased price competitiveness specifically in the government services space, and procurements awarded on an LPTA rather than a best value basis, can significantly impact our projections. In addition, our ability to penetrate new international markets could also impact our current projections. Additional market factors could impact our projections and our ability to successfully develop new products and platforms. For example, our US reporting unit forecasts include the successful completion of certain performance criteria on new unmanned systems platforms, and acceptance of new unmanned systems platforms on a technical basis as well as from a political and government budgetary standpoint. In addition, reforms or changes to current tax regulations could impact the future utilization of our NOLs. Such circumstances may result in the expiration of our NOLs before we are able to utilize them, which could result in a requirement to record valuation allowances. Due to continual changes in market and general business conditions, we cannot predict whether, and to what extent, a valuation allowance may be required in future periods.

We expect to incur substantial research and development costs and devote significant resources to identifying and developing new products and services, which could significantly reduce our profitability and may never result in revenue to us.
Our future growth depends on penetrating new markets, adapting existing products to new applications, and introducing new products and services that achieve market acceptance. We plan to incur substantial research and development costs as part of our efforts to design, develop and commercialize new products and services and enhance existing products. We spent $40.3 million, or 3.5% of our total revenue, in our fiscal year ended December 29, 2024 on internally funded research and development activities. We believe that there are significant investment opportunities in a number of business areas. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings. Further, our research and development programs may not produce successful results, and our new products and services may not achieve market acceptance, create additional revenue or become profitable, which could materially harm our business, prospects, financial results and liquidity.

Risks Related to Our Operations

Our operations expose us to risks associated with pandemics, epidemics or other public health emergencies.

A pandemic or other epidemic or public health emergency, poses the risk that we or our employees, suppliers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. For example, the COVID-19 pandemic and subsequent mitigation measures had an adverse impact on global economic conditions which had, and could continue to have an adverse effect on our business and financial condition. The extent to which the lingering impacts of the COVID-19 pandemic, or any other outbreak of an epidemic disease, impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

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

Our assets include a significant amount of cash and investments. We adhere to an investment policy set by our board of directors which aims to preserve our financial assets, maintain adequate liquidity and maximize returns. We believe that our cash is held in institutions whose credit risk is minimal and that the value and liquidity of our deposits are accurately reflected in our Consolidated Financial Statements as of December 29, 2024. We currently invest the majority of our cash in institutional U.S. money market funds, institutional U.S. treasury money market funds, U.S. treasuries, and U.S. government agency securities, in depository accounts with large financial institutions, and in depository accounts with large global financial institutions for those cash balances that are held by our foreign subsidiaries, the performance of which are subject to additional market risks related to their respective issuers and those global financial institutions. Nearly all of our cash and bank deposits are not insured by the Federal Deposit Insurance Corporation. Therefore, our cash and any bank deposits that we now hold or may acquire in the future may be subject to risks, including the risk of loss or of reduced value or liquidity. In the future, should we determine that there is a decline in value of any of our portfolio securities which is not temporary in nature, this would result in a loss being recognized in our Consolidated Financial Statements.

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
We are subject to the DoD CMMC requirement issued by the Pentagon which may limit our ability to bid and win projects. The cost for the DoD CMMC requirement may be significant.
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
Under the CMMC 2.0 Model announced on July 17, 2021, there will be three levels of certification, Level 1 through Level 3, with contractors able to self-attest for Level 1. The new certification will not be required for existing contracts already signed, only on new contracts and potentially, to modification of existing contracts. CMMC 2.0 will allow for so-called plans of action and milestones, which will allow companies to document controls they are not fully implementing yet. The plans of action are required to state the means by which companies expect to reach full compliance, which are required to be completed within 180 days. Another change includes the requirement for senior company officials to self-certify and submit attestations of compliance. If there is a breach but a company certified its compliance with the security standards, a company could be open to False Claims Act lawsuits. The final change in the draft CMMC 2.0 requires cloud computing services used by the government contractor to be certified through the FedRAMP authorization process in accordance with DoD security requirements. Proposed final CMMC rules were issued by the DoD on December 26, 2023, with a public comment period that ended on February 26, 2024. The final rules were released October 15, 2024 and became effective on December 16, 2024, with audits expected to begin by January 2, 2025.

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
We utilize our information technology systems to process, transmit and store electronic information. Some of these systems are managed by outside vendors. We use these systems to manage and support critical business activities as well as collect and store sensitive data, including confidential business information and personal data. These systems may be susceptible to security breaches, damage, disruptions or shutdowns due to attacks from hackers, criminals, malicious insiders, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication failures, catastrophes or other unforeseen events. In addition, security breaches of our systems could result in the misappropriation or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers, suppliers, or other third parties. Any such events could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal claims or proceedings that could have a material adverse effect on our business, financial condition and results of operations.
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

Our international business represents 20% of our total revenue for the year ended December 29, 2024, which may be impacted by changes in foreign national priorities and government budgets and may be further impacted by global economic conditions and fluctuations in foreign currency exchange rates. Continued international economic uncertainty and reductions in consumer spending may result in reductions in our revenue.

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
Several countries around the world have enacted or proposed changes to their existing tax laws based on the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting 2.0 project. As each country in which we operate evaluates their alignment with the recommendations and enacts their own tax rules, the ultimate impact of any such changes on our effective tax rate remains uncertain. However, any such changes to foreign tax laws could harm our results of operations and financial condition.

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
As of December 29, 2024, we had approximately $174.6 million of long-term borrowings outstanding, which is net of $0.4 million of unamortized debt issuance costs. As a result of this indebtedness, our interest payment obligations are significant, and are subject to fluctuate as the interest rate is floating with SOFR (the “Secured Overnight Financing Rate”). The degree to which we are leveraged could have adverse effects on our business, including the following:
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
As of December 29, 2024, approximately 11% of our consolidated assets, based on book value, and 13% of our total revenues for the year ended December 29, 2024, were attributable to foreign subsidiaries, which do not guarantee our indebtedness. Our ability to meet our debt service obligations with cash from foreign subsidiaries will depend upon the results of operations of these subsidiaries and may be subject to legal, contractual or other restrictions and other business considerations. In addition, dividend and interest payments to us from the foreign subsidiaries may be subject to foreign withholding taxes, which would reduce the amount of funds we receive from such foreign subsidiaries. Therefore, to the extent that we must use cash generated in foreign jurisdictions to make principal or interest payments on our debt, there may be a cost associated with repatriating the cash to the U.S. Dividends and other distributions from our foreign subsidiaries may also be subject to fluctuations in currency exchange rates and legal and other restrictions on repatriation, which could further reduce the amount of funds we receive from such foreign subsidiaries.
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
We must comply with laws and regulations relating to the formation, administration and performance of U.S. Government contracts, which affect how we do business with our customers, prime contractors, subcontractors and vendors and may impose added costs on us. New regulations or procurement requirements (including, for example, regulations regarding counterfeit and corrupt parts, supply chain diligence and cybersecurity) or changes to current requirements could increase our costs and risk of non-compliance. Our role as a contractor to agencies and departments of the U.S. Government results in our being routinely subject to investigations and reviews relating to compliance with various laws and regulations, including those associated with organizational conflicts of interest, procurement integrity, bid integrity and claim presentation, among others. These investigations may be conducted without our knowledge. Adverse findings in these investigations or reviews can lead to criminal, civil or administrative proceedings, and we could face civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with U.S. Government agencies. In addition, we could suffer serious harm to our reputation and competitive position if allegations of impropriety were made against us, whether or not true. If our reputation or relationship with U.S. Government agencies were impaired, or if the U.S. Government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenue and operating profit would decline.

Our contracts and administrative processes and systems are subject to audits and cost adjustments by the U.S. Government, which could reduce our revenue, disrupt our business or otherwise adversely affect our results of operations.
U.S. Government agencies, including the Defense Contract Audit Agency (“DCAA”), routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They may also review the adequacy of our compliance with government standards for our accounting and management of internal control systems, including our control environment and overall accounting system; general IT system; budget and planning system; purchasing system; material management and accounting system; compensation system; labor system; indirect and other direct costs system; billing system; and estimating system used for pricing on government contracts. Both contractors and the U.S. Government agencies conducting these audits and reviews have come under increased scrutiny. Recent audits and reviews have become more rigorous, and the standards to which contractors are being held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome.
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

We have submitted incurred cost claims through fiscal year 2023. The Government has provided fiscal year 2023 final rate agreement letters for certain Kratos entities and is currently auditing the fiscal year 2023 incurred cost claims of one Kratos entity. Although we have recorded contract revenues based upon costs that we believe will be approved upon final completion of the audits, we do not know what the results of any current or future government audits, for fiscal year 2023 incurred costs, will be. If future adjustments were to exceed our estimates, our profitability could be adversely affected.

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

In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. Recently, California legislation was enacted that will require climate-related risk disclosures for companies doing business in the state. These will be effective for Kratos beginning in 2026. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.

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

Certain provisions in our amended and restated certificate of incorporation and third amended and restated bylaws, and of Delaware law, may prevent or delay an acquisition of our Company, which could decrease the trading price of our common stock.

Our amended and restated certificate of incorporation, our third amended and restated bylaws, and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the raider and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

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

In the future, we may issue our securities if we need to raise capital in connection with a capital expenditure, working capital requirement, acquisition or investment. The amount of shares of our common stock issued in connection with a capital expenditure, working capital requirement, acquisition or investment could constitute a material portion of our then-outstanding shares of common stock. Any perceived excess in the supply of our shares in the market could negatively impact our share price and any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the market price of our common stock could be negatively affected. Our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of December 29, 2024. However, although we continue to devote substantial time and resources to the documentation and testing of our controls, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. Any failure to remediate any future material weaknesses or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our consolidated financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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
Governance and Management’s Responsibilities

Our entire Board considers cybersecurity risk as part of its risk oversight function and our entire board oversees management’s implementation of our cybersecurity risk management program.
Our entire Board receives regular reports from management on our cybersecurity risks. In addition, management updates our entire Board, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.
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

Item 2. Properties.

At December 29, 2024, we owned or leased approximately 2.2 million square feet of floor space at 60 separate locations, primarily in the U.S., for manufacturing, warehousing, research and development, administration and various other uses. At December 29, 2024, we also leased approximately 106 acres of land, which included 98 acres in Ontario, Canada which is used by our Kratos ASC Signal business. We continually evaluate our current and future space capacity in relation to current and projected future staffing levels. We maintain our properties in good operating condition and believe that the productive capacity of our properties is adequate to meet current contractual requirements and those for the foreseeable future.
We have major operations at the following locations:
Kratos Government Solutions: Birmingham and Huntsville, AL; San Diego, and San Jose, CA; Colorado Springs and Englewood, CO; Jupiter and Orlando, FL; Baltimore and Lanham, MD; Bristow, OK; Dallastown, PA; Plano, TX; and Alexandria, Herndon and Chantilly, VA. Locations outside the U.S. include Australia, Canada, France, Germany, Israel, Norway, and the United Kingdom.
Unmanned Systems: Huntsville, AL; McClellan, Roseville, Sacramento, and Tehachapi, CA; Fort Walton Beach, FL; Oxford, MI; Oklahoma City, OK; and Arlington and Round Rock, TX.

Corporate and other locations: San Diego, CA and Round Rock, TX.
The following is a summary of our floor space at December 29, 2024:

Square feet (in thousands)	Owned	Leased	Total
Kratos Government Solutions	619	981	1,600
Unmanned Systems	35	516	551
Corporate (includes San Diego, operations of KGS and US segments)	—	26	26
Total	654	1,523	2,177

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
Holders of Record
On February 21, 2025, there were 279 shareholders of record of our common stock.

Dividend Policy

We have not declared any cash dividends since becoming a public company. We currently intend to retain any future earnings to finance the growth and development of the business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. In addition, our ability to pay dividends is restricted by our Credit Agreement, as discussed in the sections entitled “Liquidity and Capital Resources” and “2022 Credit Facility” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 of the Notes to Consolidated Financial Statements contained within this Annual Report. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our future financial condition, results of operations and capital requirements, general business conditions and other relevant factors as determined by our board of directors.

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
The following performance graph presents a comparison of the five year cumulative stockholder return on our common stock against the cumulative total return of a broad equity market index, the Russell 2000 Stock Index, and two customized peer groups consisting of the companies listed below, for the period commencing December 31, 2019 and ending December 31, 2024. The performance graph assumes an initial investment of $100 in our common stock and in each of the Russell 2000 Stock Index and the peer group, and further assumes that all dividends were reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Kratos Defense & Security Solutions, Inc., the Russell 2000 Index, and Peer Group

$160
$140
$120
$100
$80
$60
$40
$20
$0
12/19
12/20
12/21
12/22
12/23
12/24
Kratos Defense & Security Solutions, Inc
Russell 2000
2023 Peer Group
2024 Peer Group

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

The companies included in the Company’s 2024 Peer Group are: AAR Corp, AeroVironment Inc., CACI International Inc., Ducommun Inc., Frequency Electronics Inc., Leidos Holdings Inc., Mercury Systems Inc. and Parsons Corp.
The companies included in the Company’s 2023 Peer Group are: AAR Corp, AeroVironment Inc., Comtech Telecommunications Corp, CPI Aerostructures Inc., Ducommun Inc., Frequency Electronics Inc., and Mercury Systems Inc.
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

The following discussion should be read in conjunction with our audited Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this Annual Report and other reports and filings made with the SEC. For discussion related to changes in financial condition and the results of operations for fiscal year 2023-related items, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission on February 13, 2024.

Overview

Kratos is a technology, products, system and software company addressing the defense, national security, and commercial markets. Kratos makes true internally funded research, development, capital and other investments, to rapidly develop, produce and field solutions that address our customers’ mission critical needs and requirements. At Kratos, affordability is a technology, and we seek to utilize proven, leading edge approaches and technology, not unproven bleeding edge approaches or technology, with Kratos’ approach designed to reduce cost, schedule and risk, and enable us to be first to market with cost effective solutions. We believe that Kratos is known as an innovative disruptive change agent in the industry, a company that is an expert in designing products and systems up front for successful rapid, large quantity, low cost future manufacturing which is a value add competitive differentiator for our large traditional prime system integrator partners and also to our government and commercial customers. Kratos intends to pursue program and contract opportunities as the prime or lead contractor when we believe that our probability of win is high and any investment required by Kratos is within our capital resource comfort level. We intend to partner and team with a large, traditional system integrator when our assessment of probability of win is greater or required investment is beyond Kratos’ comfort level. Kratos’ primary business areas include, virtualized ground systems for satellites and space vehicles including software for command and control (C2) and telemetry, tracking and control (TT&C), jet powered unmanned aerial drone systems, hypersonic vehicles and rocket systems, propulsion systems for drones, missiles, loitering munitions, supersonic systems, space craft and launch systems, C5ISR and microwave electronic products for missile, radar, missile defense, space, satellite, counter UAS, directed energy, communication and other systems, and virtual and augmented reality training systems for the warfighter.
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

Our primary end customers are U.S. Government agencies, including the DoD, intelligence agencies, and other national and homeland security related agencies. We also conduct business with local, state and foreign governments and domestic and international commercial customers. In fiscal 2024, 2023 and 2022, we generated 67%, 69% and 69%, respectively, of our total revenues from contracts with the U.S. Government (including all branches of the U.S. military and including FMS), either as a prime contractor or a subcontractor. We believe our stable customer base, strong customer relationships, intellectual property, specialized and differentiated products, broad array of contract vehicles, “designed in” positions on strategic National Security platforms, our targeted investments in strategic growth areas, large employee base possessing specialized skills, security clearances, specialized manufacturing facilities and equipment, extensive list of past performance qualifications, and significant management and operational capabilities position us for success.

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

The Federal fiscal year 2024 ended September 30, 2024, without Congress approving, nor the President signing into law a Federal fiscal 2025 budget, including the National Security and Department of Defense Budgets. As a result, beginning October 1, 2024, the U.S. Federal Government is currently operating under a Continuing Resolution Authorization (“CRA”), under which, no new contract awards, no increases in existing contract funding, no increases in existing production contracts and no transition from development to production, among other items, can occur. A second CRA passed the House and Senate on December 20, 2024, and was signed by President Biden on December 21, 2024. The bill funds U.S. Government operations through March 14, 2025. In addition to the CRA Resolution, President Biden also signed the Disaster Relief Supplemental Appropriations Act on December 21, 2024, which includes more than $100 billion in supplemental funding. The final version of the bill did not address the debt ceiling, which was set to expire on January 1. 2025. The U.S. Treasury’s available cash and any extraordinary measures taken should delay the risk of default for at least several months after the end of the first quarter of 2025.

On November 5, 2024, the U.S. Presidential and Congressional elections occurred, with Donald Trump being elected President of the United States and the Republican party controlling the Senate and the House of Representatives. President Trump took office on January 20, 2025, and the new Congress and Senate were seated on January 3, 2025. As a result of these recent elections, the current Fiscal 2025 CRA could be significantly extended. There is also the possibility that the industry could experience a full year CRA related to Federal fiscal 2025, with no Federal fiscal 2025 budget enacted.

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

Our Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect estimates and assumptions made by management as of December 29, 2024. Events and changes in circumstances arising after December 29, 2024, including those resulting from the continuing impacts of the current unfavorable macroeconomic climate, will be reflected in management’s estimates for future periods.
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

Key Financial Statement Concepts

As of December 29, 2024, we consider the following factors to be important in understanding our financial statements.

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

Results of Operations

Comparison of Results for the Year Ended December 29, 2024 to the Year Ended December 31, 2023

Revenues. Revenues by reportable segment for the years ended December 29, 2024 and December 31, 2023 are as follows (in millions):

	2024	2023	$ Change	% Change
Kratos Government Solutions
Service revenues	$416.3	$395.9	$20.4	5.2%
Product sales	449.5	429.0	20.5	4.8%
Total Kratos Government Solutions	865.8	824.9	40.9	5.0%
Unmanned Systems
Service revenues	7.1	6.7	0.4	6.0%
Product sales	263.4	205.5	57.9	28.2%
Total Unmanned Systems	270.5	212.2	58.3	27.5%
Total revenues	$1,136.3	$1,037.1	$99.2	9.6%

Total service revenues	$423.4	$402.6	$20.8	5.2%
Total product sales	712.9	634.5	78.4	12.4%
Total revenues	$1,136.3	$1,037.1	$99.2	9.6%

Revenues increased $99.2 million to $1,136.3 million for the year ended December 29, 2024 from $1,037.1 million for the year ended December 31, 2023. Revenues in our KGS segment increased $40.9 million primarily due to revenue increases in our C5ISR and microwave electronics products businesses primarily resulting from increased activity for multiple air defense systems and programs, and growth in our turbine technologies, training solutions and defense and rocket support businesses primarily resulting from new contract awards, which collectively generated an aggregate increase in revenues of $88.7 million, partially offset by decreases in our space and satellite business, which has been primarily impacted by the extended CRA as well as the industry related OEM delays in the manufacture and delivery of software defined satellites, which impact includes the delay in the deployment of our commercial satellite ground equipment, with a total reduction of $47.8 million in our space and satellite business. Revenues in our US segment increased $58.3 million primarily due to a full year contribution of revenues from the acquisition of the Sierra Technical Services, Inc. (“STS”), resulting in increased revenues of $17.7 million, and increased domestic target drone production of approximately $13.2 million and a certain international target drone delivery which contributed $19.0 million in revenue during the twelve months ended December 29, 2024.

Product sales increased $78.4 million to $712.9 million for the year ended December 29, 2024 from $634.5 million for the year ended December 31, 2023, primarily as a result of increased production activity in our KGS and in our US segments. As a percentage of total revenue, product sales were 62.7% for the year ended December 29, 2024, as compared to 61.2% for the year ended December 31, 2023. Service revenues increased by $20.8 million to $423.4 million for the year ended December 29, 2024, from $402.6 million for the year ended December 31, 2023. The increase was primarily related to increased activity in our turbine technologies and defense rocket support businesses in our KGS segment.

Cost of revenues.  Cost of revenues increased to $849.1 million for the year ended December 29, 2024, from $768.5 million for the year ended December 31, 2023. The $80.6 million increase in cost of revenues was primarily a result of the overall increase in revenue discussed above as well as the impact of increased labor and material costs.

Gross margin percentage decreased to 25.3% for the year ended December 29, 2024, compared to 25.9% for the year ended December 31, 2023. Margins on services increased to 26.8% for the year ended December 29, 2024, from 24.7% for the year ended December 31, 2023. Margins on product sales decreased to 24.4% for the year ended December 29, 2024, as compared to 26.7% for the year ended December 31, 2023. Margins in the KGS segment increased to 27.6% for the year ended December 29, 2024, from 27.2% for the year ended December 31, 2023. This change was primarily due to a more favorable mix of revenues for the year ended December 29, 2024. Margins in the US segment decreased to 17.9% for the year ended December 29, 2024 from 20.7% for the year ended December 31, 2023, primarily due to the mix of revenues, revenue volume and resources, including the impact of increased material and subcontractor costs on multi-year fixed price contracts.

Selling, general and administrative expenses (SG&A).  SG&A increased $16.2 million to $214.0 million for the year ended December 29, 2024, from $197.8 million for the year ended December 31, 2023, primarily reflecting the increase in costs to support higher revenues including increases in stock compensation expense of $4.5 million and SG&A-related depreciation and amortization of $4.5 million. As a percentage of revenues, SG&A decreased to 18.8% for the year ended December 29, 2024 from 19.1% for the year ended December 31, 2023.

Research and development (R&D) expenses. R&D expenses were $40.3 million for the year ended December 29, 2024 and $38.4 million for the year ended December 31, 2023, with the primary increases in expenses in our unmanned systems and microwave products businesses, offset by a net reduction in our space and satellite communications business. As a percentage of revenues, R&D decreased to 3.5% of revenues for the year ended December 29, 2024, from 3.7% of revenues for the year ended December 31, 2023. R&D expenses are made by the Company, typically in conjunction with our customers, for the Company to achieve a “first to market” position with our products or technology. We also invest in R&D expenses to achieve market leading “designed in” and “first to market” positions on major programs, platforms or systems.

Restructuring expenses and other. Restructuring expenses and other increased to $3.2 million for the year ended December 29, 2024 from $0.9 million for the year ended December 31, 2023. The Restructuring expenses and other in 2024 includes an expense to accrue $3.2 million related to an employee benefit plan assumed by the Company in an acquisition completed in 2011.

Total other expense, net. Other expense, net, decreased to $2.5 million from $20.0 million for the years ended December 29, 2024 and December 31, 2023, respectively. The decrease in other expense, net, of $17.5 million was primarily related to a decrease in interest expense of $6.5 million, resulting from reduced debt balances and an increase in interest income of $11.0 million during the year ended December 29, 2024, resulting from the increased cash balances following the February 27, 2024 public stock offering which raised approximately $331.2 million in net proceeds.

Provision for income taxes. The Company recorded an income tax provision of $10.2 million for the year ended December 29, 2024, and an income tax provision of $8.7 million for the year ended December 31, 2023. The income tax provision for 2024 includes a $4.2 million benefit related to the decrease in the Company’s valuation allowance on U.S. deferred tax assets.The income tax provision for 2023 includes a $2.0 million benefit related to the decrease in the Company’s valuation allowance on deferred tax assets.

For a comparison of the Company’s results of operations for the fiscal year ended December 25, 2022 to the fiscal year ended December 31, 2023, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the U.S. Securities and Exchange Commission on February 13, 2024.

Liquidity and Capital Resources

As of December 29, 2024, we had cash and cash equivalents of $329.3 million compared with cash and cash equivalents of $72.8 million as of December 31, 2023, which includes $40.2 million and $44.1 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds; however, earnings of these foreign subsidiaries are essentially considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. they could be repatriated, and their repatriation into the U.S. may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

Our total long-term debt, decreased by $42.5 million to $185.0 million as of December 29, 2024 from $227.5 million as of December 31, 2023. On February 18, 2022, we completed the refinancing of our then-outstanding $90 million revolving credit facility and $300 million of Senior Secured Notes, with a new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A issued pursuant to the 2022 Credit Facility. We incurred debt issuance costs of $3.3 million associated with the 2022 Credit Facility. We drew approximately $200 million under the Term Loan A and $100 million on the new Revolving Credit Facility at the time of the refinancing transaction (as more fully described in Note 5 of the accompanying Consolidated Financial Statements).

As of December 29, 2024, we have $185.0 million outstanding on the Term Loan A and net borrowings of $0.0 million outstanding on the Revolving Credit Facility, with $200.0 million remaining in borrowing capacity, less approximately $9.6 million for outstanding letters of credit (as more fully described in Note 5 of the accompanying consolidated financial statements).

We use our operating cash flow to finance trade accounts receivable, fund necessary increases in inventory and internal investments related to non-recurring engineering and software development, fund capital expenditures, fund our IR&D investments and our ongoing operations, service our debt and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services since a number of our receivables are contractually billable and due to us only when certain contractual milestones are achieved, certain of which are not achieved until final shipment and acceptance of our products. Financing increases in inventory balances is necessary to fulfill shipment requirements to meet delivery schedules of our customers. Cash from consolidated operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our days sales outstanding (“DSO”) have decreased to 104 days as of December 29, 2024 from 116 days as of December 31, 2023. Our DSOs are impacted by the achievement of contractual billing milestones, such as equipment shipments and deliveries on certain products, and for certain flight requirements that must be fulfilled on certain aerial target programs, or final billings which are not due until completion on certain projects, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time.

A summary of our net cash provided by operating activities from our Consolidated Statements of Cash Flows is as follows (in millions):

	Year Ended
	December 29, 2024	December 31, 2023
Net cash provided by operating activities	$49.7	$65.2

Our net cash provided by operating activities was $49.7 million for the year ended December 29, 2024, primarily as a result of the net income of $16.3 million and noncash charges of $86.8 million which includes stock compensation, depreciation and amortization, which was partially offset by changes in net working capital accounts of $53.4 million, which included customer advance payments reflected as a decrease in Billings in Excess of Costs of $25.7 million. Net cash provided by operating activities was $65.2 million for the year ended December 31, 2023, primarily as a result of the net income of $2.2 million and noncash charges of $74.2 million which includes stock compensation, depreciation and amortization, which was partially offset by changes in net working capital accounts of $11.4 million, which included customer advance payments reflected as an increase in Billings in Excess of Costs of $28.4 million.

    Our net cash used in investing activities is summarized as follows (in millions):

	Year Ended
	December 29, 2024	December 31, 2023
Investing activities:
Cash paid for acquisitions, net of cash acquired	$(11.5)	$0.3
Proceeds from sale of assets	—	8.3
Capital expenditures	(58.2)	(52.4)
Net cash used in investing activities	$(69.7)	$(43.8)

    Net cash used in investing activities for year ended December 29, 2024 is comprised of $58.2 million in capital expenditures and $11.5 million in cash paid (including subsequent payments of $0.2 million for amounts payable to former employees of FTT) for the remaining minority interests in KTT Core (along with a corresponding issuance of 583,700 shares of Kratos common stock valued at $11.3 million). Net cash used in investing activities for the year ended December 31, 2023 is comprised of $52.4 million in capital expenditures partially offset by the receipt of $8.3 million of proceeds from the sale of Valkyries which had been previously booked as capital assets as they were produced ahead of government contract award and $0.3 million cash acquired related to the acquisition of STS. During the year ended December 29, 2024, capital expenditures of approximately $28.1 million were incurred in our US business, primarily related to our manufacture of two production lots of Valkyries prior to contract award to meet anticipated customer orders and requirements. We expect our capital expenditures for our fiscal year 2025 to continue to be significant for investments we are making, including in our US business totaling approximately $35 to $40 million of estimated expenditures, including approximately $28 to $30 million estimated for capital aerial targets and related support equipment as well as other manufacturing facility expansion for our Microwave Products and Defense and Rocket Support businesses.

Our net cash provided by (used in) financing activities is summarized as follows (in millions):

	Year Ended
	December 29, 2024	December 31, 2023
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	$330.7	$—
Borrowings under credit facility	10.0	69.0
Repayments under credit facility, term loan and other debt	(52.5)	(101.0)
Payments of employee taxes withheld from share-based awards	(17.4)	(3.7)
Payments under finance leases	(1.4)	(1.5)
Proceeds from shares issued under equity plans	8.2	6.5
Net cash provided by (used in) financing activities	$277.6	$(30.7)

Net cash provided by financing activities was $277.6 million for the year ended December 29, 2024, which included employee stock purchase plan receipts of $8.2 million and net proceeds from the issuance of common stock of approximately $330.7 million. These proceeds were partially offset by $7.5 million of principal payments on our $200 million Term Loan A, a $45.0 million payment (partially offset by a $10.0 million draw) on the new Revolving Credit Facility, payroll withholding taxes paid from vested restricted stock traded for taxes of $17.4 million and payments made on financing lease obligations of $1.4 million. Net cash used in financing activities was $30.7 million for the year ended December 31, 2023, which included $5.0 million of principal payments on our $200 million Term Loan A, a $94.0 million payment (partially offset by a $69.0 million draw) on the new Revolving Credit Facility, and a $2.0 million payment to settle debt acquired related to the STS acquisition, payroll withholding taxes paid from vested restricted stock traded for taxes of $3.7 million and payments made on financing lease obligations of $1.5 million. These uses were partially offset by employee stock purchase plan receipts of $6.5 million.

2022 Credit Facility

On February 18, 2022, the Company completed the refinancing of its then-outstanding $90 million revolving credit facility and Senior Secured Notes, with the 2022 Credit Facility. The Company incurred debt issuance costs of $3.3 million associated with the 2022 Credit Facility. During the year ended December 29, 2024, the Company made $7.5 million of principal payments on Term Loan A. As of December 29, 2024, the Company has no net borrowings outstanding on the new Revolving Credit Facility, with $200.0 million remaining in borrowing capacity, less approximately $9.6 million of letters of credit outstanding.

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

The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. Among other things, the Credit Agreement restricts our ability to pay dividends and make other restricted payments unless (a) the Total Net Leverage Ratio (as defined in the Credit Agreement) does not exceed 2.00:1.00, calculated on a Pro Forma Basis (as defined in the Credit Agreement) as of the last day of the most recently ended fiscal quarter for which financial statements have been (or are required to have been) delivered to the lenders pursuant to the Credit Agreement, (b) after giving effect to such dividend or other restricted payment, our Liquidity (as defined in the Credit Agreement) is at least $50,000,000 and (iii) no Default or Event of Default (as each such capitalized term is defined in the Credit Agreement) shall have occurred and be continuing at the time such dividend or other restricted payment is made.The Company was in compliance with the covenants contained in the Credit Agreement as of December 29, 2024.

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

As of December 29, 2024, we had contractual commitments to repay debt, make payments under finance and operating leases, repay obligations related to agreements to purchase goods and services and settle tax and other liabilities. The following table summarizes our contractual obligations and other commitments as of December 29, 2024, and the effect such obligations could have on our liquidity and cash flow in future periods (in millions):

	Total	Due within 1 Year
Total debt	$185.0	$10.0
Interest payment	25.0	10.9
Purchase orders	336.4	265.9
Operating leases	45.3	12.9
Finance leases	105.5	5.4
Total contractual cash obligations and commitments	$697.2	$305.1

As of December 29, 2024, we have $9.6 million of standby letters of credit outstanding. Our letters of credit are primarily related to milestone payments received from foreign customers for which the customer has not yet received the product. Information regarding our debt payments and lease agreements can be found in Notes 5 and 6 to the Consolidated Financial Statements contained in this Annual Report. Additional information regarding our financial commitments is provided in the Note 14 to Consolidated Financial Statements contained in this Annual Report.

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

KGS has five operating businesses: Defense and Rocket Support Systems (“DRSS”), Microwave Electronics (“ME”), Space, Training and Cybersecurity Solutions (“ST&C”), C5ISR Systems/Modular Systems (“MS”), and Kratos Turbine Technologies (“KTT”), that provide technology based defense solutions, involving products and services, primarily for mission critical U.S. National Security priorities, with the primary focus relating to the nation’s C5ISR requirements. The US reportable segment provides unmanned aerial systems, unmanned ground, and unmanned seaborne systems. We have identified our reporting units to be the DRSS, ME, ST&C, MS, and KTT operating segments, within the KGS reportable segment, and the US reportable segment, each of which has been assessed and evaluated for potential impairment in our fiscal year 2024 annual test.

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

The carrying value of goodwill of the US and KGS reportable segments, was $124.8 million and $444.1 million, respectively, at December 29, 2024.

In determining the fair value of our reporting units, there are key assumptions related to our future operating performance and revenue growth. If the actual operating performance and financial results are not consistent with our assumptions, an impairment in our $568.9 million goodwill and $53.8 million long-lived intangibles could occur in future periods. In particular, the US reporting unit fair value includes assumptions that the development of the high performance UCAS product is successful and we are awarded future contracts for new tactical unmanned aircraft systems. Additionally, the US reporting unit fair value assumes that the U.S. Navy will continue to award full rate production contracts for the Sub-Sonic Aerial Target. Additional risks for goodwill across all reporting units include, but are not limited to, the risks discussed in Item 1A “Risk Factors” contained within this Annual Report and:

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

Exposure to market risk for changes in interest rates relates to our outstanding debt. We are exposed to interest rate risk, primarily through our borrowing activities under the Credit Agreement discussed under “Liquidity and Capital Resources” above. Based on our current outstanding balances, a 1% change in the SOFR would not materially impact our financial position and results of operations. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments were contracted with investment grade counterparties to reduce exposure to interest rate risk on our prior credit facilities. Please see Note 16 in the accompanying Consolidated Financial Statements for information on our outstanding derivative financial instruments as of December 29, 2024.

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

Exposure to market risk for foreign currency exchange rate risk is related to receipts from customers, payments to suppliers and intercompany loans denominated in foreign currencies. Accordingly, a strengthening of the U.S. dollar (“USD”) or a strengthening of certain foreign currencies, such as the Israeli Shekel, will negatively impact revenues and gross margins expressed in consolidated USD terms. For instance, in our Israeli business, we are paid in USD for work performed but our cost of sales (payroll, materials, subcontract costs, etc.) are paid in Israeli Shekel. We currently enter into limited foreign currency forward contracts to manage foreign currency exchange rate risk because exchange rate fluctuations have had, and we expect will have, minimal impact on our operating results and cash flows. Based on our overall foreign currency rate exposure as of December 29, 2024, including the limited derivative financial instruments that we have entered into to manage this risk, a 10% appreciation or depreciation of the USD from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.

Our cash and cash equivalents as of December 29, 2024 were $329.3 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on our net income for the year ended December 29, 2024.

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

As required by Rule 13a-15(b) and 15d-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 29, 2024.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 29, 2024.

Our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 29, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial accounting and reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of the fiscal year ended December 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(b)    Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 29, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as described in the table below:

Name	Title	Action	Applicable Date	Expiration Date	Rule 10b5-1 Trading Arrangement? (Y/N)(1)	Aggregated Number of Securities Subject to Trading Arrangement
Phillip Carrai	President, Space, Training & Cyber Solutions Division	Adopted	11/15/2024	12/31/2025	Y	66,000	(2)

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Kratos has adopted an insider trading policy governing the purchase, sale, and other dispositions of our securities by our directors, officers, employees and other individuals associated with us that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2025 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 29, 2024.

Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2025 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 29, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2025 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 29, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2025 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 29, 2024.

Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2025 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 29, 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

 (b) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date (File No.)	Exhibit	Filed- Furnished Herewith
2.1	Stock Purchase Agreement, dated February 28, 2018 among Kratos Defense & Security Solutions, Inc., Kratos Public Safety Security Solutions, Inc. and Securitas Electronic Security, Inc.	10-Q	05/10/2018 (001-34460)	2.2
2.2***	Purchase Agreement, dated February 27, 2019, by and among Kratos Defense & Security Solutions, Inc., Shirley Brostmeyer, (“SB”), Joseph Brostmeyer (“JB”), certain trusts established by SB, JB and members of their immediate family, and JB, as the Sellers Representative.	10-Q	05/08/2019 (001-34460)	2.3
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc., as amended.	10-K	02/27/2017 (001-34460)	3.1
3.2	Third Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc.	8-K	05/24/2024 (001-34460)	3.1
4.1	Specimen Stock Certificate.	10-K	02/27/2017 (001-34460)	4.1
4.2	Description of Equity Securities Registered under Section 12 of the Exchange Act.	10-K	02/24/2020 (001-34460)	4.4
10.1#	Form of Indemnification Agreement by and between Kratos Defense & Security Solutions, Inc. and its directors and executive officers.	10-Q	08/04/2011 (001-34460)	10.8
10.2#	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	07/31/2017 (001-34460)	99.1
10.3#	2005 Equity Incentive Plan.	S-8	08/01/2005 (333-127060)	99.2
10.4#	Form of Stock Option Agreement pursuant to the 2005 Equity Incentive Plan.	S-8	08/01/2005 (333-127060)	99.1
10.5#	Form of Restricted Stock Unit Agreement and Form of Notice of Grant of Restricted Stock Units under the 2005 Equity Incentive Plan.	8-K	01/17/2007 (000-27231)	99.3
10.6#	2011 Equity Incentive Plan.	DEF 14A	04/15/2011 (001-34460)	n/a
10.7#	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement pursuant to the 2011 Equity Incentive Plan.	8-K	11/18/2011 (001-34460)	10.2
10.8#	2014 Equity Incentive Plan.	8-K	06/05/2020 (001-34460)	10.1
10.9#	Form of Restricted Stock Unit Grant & Notice and Form of Restricted Stock Unit Award Agreement pursuant to the 2014 Equity Incentive Plan.	10-K	02/24/2020 (01-34460)	10.15
10.10#	Second Amended and Restated Executive Employment Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Eric DeMarco.	10-Q	08/04/2011 (001-34460)	10.3

10.11#	Second Amended and Restated Severance and Change of Control Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Deanna Lund.	10-Q	08/04/2011 (001-34460)	10.4
10.12	Amended and Restated Credit and Security Agreement, dated as of November 20, 2017, among Kratos Defense & Security Solutions, Inc., as Borrower, the lenders named therein, SunTrust Bank, as Agent, and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Sole Book Runner.	8-K	11/21/2017 (001-34460)	10.1
10.13	First Amendment to Amended and Restated Credit and Security Agreement, dated June 11, 2018, among Kratos Defense & Security Solutions, Inc., as Borrower, each of the Credit Parties and Required Lenders party thereto and SunTrust Bank as Agent.	8-K	06/13/2018 (001-34460)	10.1
10.14	Office Lease, dated as of May 1, 2017, by and between Kratos Defense & Security Solutions, Inc. and TPP 212 Scripps, LLC.	10-Q	05/04/2017 (001-34460)	10.2
10.15	Exchange Agreement, dated February 27, 2019, by and among Kratos Defense & Security Solutions, Inc., FTT CORE, LLC, Florida Turbine Technologies, Inc., Shirley Brostmeyer (“SB”), Joseph Brostmeyer (“JB”), and certain trusts established by SB, JB and members of their immediate family and JB, as the Sellers Representative.	10-Q	05/08/2019 (001-34460)	10.2
10.16	Amended and Restated Lease Agreement, dated as of December 20, 2019, by and between STORE Capital Acquisitions, LLC and Kratos RT Logic, Inc.	10-K	02/22/2022 (001-34460)	10.18
10.17	First Amendment to Exchange Agreement, dated as of February 18, 2022, by and among Kratos Defense & Security Solutions, Inc., FTT CORE, LLC, Florida Turbine Technologies, Inc., Shirley Brostmeyer (“SB”), Joseph Brostmeyer (“JB”), and certain trusts established by SB, JB and members of their immediate family and JB, as the Sellers Representative.	10-K	02/22/2022 (001-34460)	10.19
10.18	Credit Agreement, dated as of February 18, 2022, among Kratos Defense and Security Solutions, Inc., as Borrower, the lenders from time to time party hereto, and Truist Bank, as Administrative Agent.	8-K	02/22/2022 (001-34460)	10.1
10.19	Equity Purchase Agreement, date as of June 13, 2022, by and among Kratos Defense & Security Solutions, Inc., Joseph Brostmeyer (“JB”), Shirley Brostmeyer (“SB”), and certain trusts established by JB, SB and members of their immediate family, as Sellers.	10-Q	08/04/2022 (001-34460)	10.1
10.20	Equity Purchase Agreement, date as of June 21, 2024, by and among Kratos Defense & Security Solutions, Inc., Joseph Brostmeyer (“JB”), Shirley Brostmeyer (“SB”), and certain trusts established by JB, SB and members of their immediate family, as Sellers.	10-Q	08/07/2024 (001-34460)	10.1
10.21	Kratos Defense & Security Solutions, Inc. 2023 Equity Incentive Plan	S-8	05/24/2023 (333-272172)	99.1

10.22	Kratos Defense & Security Solutions, Inc. 2023 Employee Stock Purchase Plan	S-8	05/24/2023 (333-272172)	99.2
10.23	Employment Agreement, effective January 1, 2023 by and between Kratos Defense and Security Systems, Inc. and Phil Carrai.	10-K	02/13/2024 (001-34460)	10.22
10.24	Employment Agreement, effective January 1, 2024 by and between Kratos Defense and Security Systems, Inc. and Steve Fendley.	10-K	02/13/2024 (001-34460)	10.23
19.1	Insider Trading Policy				*
21.1	List of Subsidiaries.				*
23.1	Consent of Independent Registered Public Accounting Firm.				*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.				**
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.				**
97	Kratos Defense & Security Solutions, Inc. Compensation Recovery Policy	10-K	02/13/2024 (001-34460)	97
101.INS	Inline XBRL Instance Document the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				*
101.SCH	Inline XBRL Taxonomy Extension Schema Document				*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				*

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
Date: February 26, 2025

Kratos Defense & Security Solutions, Inc.

By:	/s/ Eric M. DeMarco
Eric M. DeMarco President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric M. DeMarco Eric M. DeMarco	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2025

/s/ Deanna H. Lund Deanna H. Lund	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	February 26, 2025

/s/ Maria Cervantes de Burgreen Maria Cervantes de Burgreen	Vice President and Corporate Controller (Principal Accounting Officer)	February 26, 2025

/s/ Scott Anderson Scott Anderson	Director	February 26, 2025

/s/ Bradley Boyd Bradley Boyd	Director	February 26, 2025

/s/ Bobbi Doorenbos Bobbi Doorenbos	Director	February 26, 2025

/s/ William Hoglund William Hoglund	Director	February 26, 2025

/s/ Scot Jarvis Scot Jarvis	Director	February 26, 2025

/s/ Amy Zegart Amy Zegart	Director	February 26, 2025

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Kratos Defense & Security Solutions, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kratos Defense & Security Solutions, Inc. and subsidiaries (the "Company") as of December 29, 2024 and December 31, 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three fiscal years in the period ended December 29, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 29, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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

Cost Estimates for Fixed-Price Contracts — Refer to Note 1 to the consolidated financial statements
Critical Audit Matter Description
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
•Based on individual risk characteristics identified, we selected certain contracts for testing and performed the following procedures.
- Evaluated the reasonableness of management’s estimates of cost at completion to actual costs and profits of similar previously completed contracts, when applicable, and obtained supporting documentation on the appropriateness of the timing and amounts of changes in the estimates.
- Tested the mathematical accuracy of management’s calculation of revenue recognized during the period, including revenue adjustments recorded as a result changes in margin and estimates of cost at completion.
- Performed inquiries of the Company’s project managers and others directly involved with the contracts to evaluate and understand project status, engineering specifications, labor requirements, suppliers, correspondence with customers, and project challenges and opportunities, which may affect total estimated costs to complete.
•We performed retrospective reviews on selected contracts, comparing actual performance to estimated performance, when evaluating management’s ability to estimate costs.

/s/ Deloitte & Touche LLP

San Diego, CA
February 26, 2025

We have served as the Company’s auditor since 2013.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
December 29, 2024 and December 31, 2023
 (in millions, except par value and number of shares)

	2024	2023
Assets
Current assets:
Cash and cash equivalents	$329.3	$72.8
Accounts receivable, net	117.5	128.8
Unbilled receivables, net	206.3	200.4
Inventoried costs, net	162.1	156.2
Prepaid expenses	18.0	16.0
Other current assets	38.9	20.0
Total current assets	872.1	594.2
Property, plant and equipment, net	288.2	243.6
Operating lease right-of-use assets, net	37.6	45.7
Goodwill	568.9	569.1
Intangible assets, net	53.8	62.4
Other assets	130.3	117.5
Total assets	$1,950.9	$1,632.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$82.0	$63.1
Accrued expenses	38.8	35.4
Accrued compensation	71.9	64.7
Billings in excess of costs and earnings on uncompleted contracts	76.3	101.8
Current portion of operating lease liabilities	11.3	12.1
Current portion of finance lease obligations	1.9	1.3
Other current liabilities	14.5	14.1
Total current liabilities	296.7	292.5
Long-term debt	174.6	219.3
Operating lease liabilities, net of current portion	29.8	37.8
Finance lease liabilities, net of current portion	64.4	50.9
Other long-term liabilities	32.2	33.5
Total liabilities	597.7	634.0
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	—	22.5
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 authorized, 0 shares issued and outstanding at December 29, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 151,092,292 and 129,286,964 shares issued and outstanding at December 29, 2024 and December 31, 2023, respectively	0.2	—
Additional paid-in capital	2,017.4	1,654.5
Accumulated other comprehensive income	(0.5)	1.7
Accumulated deficit	(663.9)	(680.2)
Total stockholders’ equity	1,353.2	976.0
Total liabilities and stockholders’ equity	$1,950.9	$1,632.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 29, 2024, December 31, 2023, and December 25, 2022
(in millions, except per share amounts)

	2024	2023	2022
Service revenues	$423.4	$402.6	$325.2
Product sales	712.9	634.5	573.1
Total revenues	1,136.3	1,037.1	898.3
Cost of service revenues	310.0	303.2	239.0
Cost of product sales	539.1	465.3	433.3
Total costs	849.1	768.5	672.3
Gross profit	287.2	268.6	226.0
Selling, general and administrative expenses	214.0	197.8	182.8
Merger and acquisition related items	0.7	0.4	0.7
Research and development expenses	40.3	38.4	38.6
Restructuring expenses and other	3.2	0.9	6.8
Operating income (loss)	29.0	31.1	(2.9)
Other expense:
Interest expense, net	(3.0)	(20.5)	(17.7)
Loss on extinguishment of debt	—	—	(13.0)
Other income, net	0.5	0.5	0.6
Total other expense, net	(2.5)	(20.0)	(30.1)
Income (loss) before income taxes	26.5	11.1	(33.0)
Provision for income taxes	10.2	8.7	0.2
Net income (loss) from consolidated operations	16.3	2.4	(33.2)
Less: Net income attributable to noncontrolling interest	—	11.3	3.7
Net income (loss) attributable to Kratos	$16.3	$(8.9)	$(36.9)

Basic income (loss) per common share attributable to Kratos	$0.11	$(0.07)	$(0.29)
Diluted income (loss) per common share attributable to Kratos:	$0.11	$(0.07)	$(0.29)

Weighted average common shares outstanding:
Basic	149.0	130.4	126.7
Diluted	150.9	130.4	126.7

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years ended December 29, 2024, December 31, 2023, and December 25, 2022
(in millions, except per share amounts)

	2024	2023	2022
Net income (loss) from consolidated operations	$16.3	$2.4	$(33.2)
Change in unrealized cash flow hedge (net of taxes of $0.2 million, at December 29, 2024, and $0.2 million at December 31, 2023).	0.1	0.7	—
Change in cumulative translation adjustment	(2.2)	1.9	(2.3)
Postretirement benefit reserve adjustment net of tax	(0.1)	(0.1)	0.9
Total other comprehensive income (loss), net of tax	(2.2)	2.5	(1.4)
Comprehensive income (loss), net of tax	14.1	4.9	(34.6)
Less: Comprehensive income attributable to noncontrolling interest	—	11.3	3.7
Comprehensive income (loss) attributable to Kratos, net of tax	$14.1	$(6.4)	$(38.3)

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 29, 2024, December 31, 2023, and December 25, 2022
(in millions)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 26, 2021	$15.2	124.0	$—	$1,578.9	$0.6	$(634.4)	$945.1
Stock-based compensation	—	—	—	26.3	—	—	26.3
Issuance of common stock for employee stock purchase plan, options and stock awards	—	0.5	—	6.2	—	—	6.2
Restricted stock issued and related taxes	—	1.0	—	(12.5)	—	—	(12.5)
Issuance of common stock	—	0.3	—	5.0	—	—	5.0
Net income (loss) from consolidated operations	3.7	—	—	—	—	(36.9)	(36.9)
Other comprehensive loss, net of tax	—	—	—	—	(1.4)	—	(1.4)
Acquisition of noncontrolling interest	(7.7)	0.2	—	4.5	—	—	4.5
Balance, December 25, 2022	11.2	126.0	—	1,608.4	(0.8)	(671.3)	936.3
Stock-based compensation	—	—	—	25.3	—	—	25.3
Issuance of common stock for employee stock purchase plan, options and stock awards	—	0.8	—	6.5	—	—	6.5
Restricted stock issued and related taxes	—	0.7	—	(3.7)	—	—	(3.7)
Issuance of common stock	—	1.0	—	14.8	—	—	14.8
Gain on interest rate swap contract	—	—	—	—	0.7	—	0.7
Net income (loss) from consolidated operations	11.3	—	—	—	—	(8.9)	(8.9)
Other comprehensive income, net of tax	—	—	—	—	1.8	—	1.8
Acquisition of noncontrolling interest	—	0.8	—	3.2	—	—	3.2
Balance, December 31, 2023	22.5	129.3	—	1,654.5	1.7	(680.2)	976.0
Stock-based compensation	—	—	—	29.8	—	—	29.8
Issuance of common stock for employee stock purchase plan, options and stock awards	—	0.6	—	8.2	—	—	8.2
Restricted stock issued and related taxes	—	1.4	—	(17.4)	—	—	(17.4)
Issuance of common stock for equity raise		19.2	0.2	330.5			330.7
Issuance of common stock for acquisitions	—	—	—	0.5	—	—	0.5
Gain on interest rate swap contract					0.1	—	0.1
Net income (loss) from consolidated operations	—	—	—	—	—	16.3	16.3
Other comprehensive loss, net of tax	—	—	—	—	(2.3)	—	(2.3)
Acquisition of noncontrolling interest	(22.5)	0.6	—	11.3	—	—	11.3
Balance, December 29, 2024	$—	151.1	$0.2	$2,017.4	$(0.5)	$(663.9)	$1,353.2

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 29, 2024, December 31, 2023, and December 25, 2022
(in millions)

	2024	2023	2022
Operating activities:
Net income (loss) from consolidated operations	$16.3	$2.4	$(33.2)
Adjustments to reconcile income (loss) from consolidated operations to net cash provided by (used in) operating activities:
Depreciation and amortization	40.3	33.2	30.5
Deferred income taxes	4.4	2.5	(3.1)
Amortization of lease right-of-use assets	11.6	11.5	10.4
Stock-based compensation	29.8	25.3	26.3
Loss on extinguishment of debt	—	—	13.0
Amortization of deferred financing costs	0.7	0.7	0.8
Provision for doubtful accounts	—	1.0	—
Litigation settlement charges	—	—	5.5
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	11.2	(13.1)	(4.9)
Unbilled receivables	(6.1)	14.4	(22.4)
Inventoried costs	(5.0)	(29.6)	(23.8)
Prepaid expenses	(1.8)	(3.9)	(1.9)
Other assets	(35.6)	(12.3)	(18.7)
Operating lease liabilities	(12.4)	(11.4)	(10.5)
Accounts payable	15.1	4.4	4.5
Accrued expenses	1.7	1.4	5.6
Accrued compensation	7.0	12.4	0.8
Billings in excess of costs and earnings on uncompleted contracts	(25.7)	28.4	2.7
Income tax receivable and payable	(0.3)	(0.5)	0.1
Other liabilities	(1.5)	(1.6)	(7.4)
Net cash provided by (used in) operating activities	49.7	65.2	(25.7)
Investing activities:
Cash paid for acquisitions, net of cash acquired	(11.5)	0.3	(132.2)
Proceeds from sale of assets	—	8.3	0.2
Capital expenditures	(58.2)	(52.4)	(45.4)
Net cash used in investing activities	(69.7)	(43.8)	(177.4)
Financing activities:
Proceeds from the issuance of long-term debt	—	—	200.0
Proceeds from the issuance of common stock, net of issuance costs	330.7	—	—
Borrowing under credit facility	10.0	69.0	100.0
Redemption of Senior Secured Notes	—	—	(309.8)
Repayment under credit facility, term loan and other debt	(52.5)	(101.0)	(42.5)
Payments of employee taxes withheld from share-based awards	(17.4)	(3.7)	(12.5)
Debt issuance costs	—	—	(3.3)
Payments under finance leases	(1.4)	(1.5)	(1.4)
Proceeds from shares issued under equity plans	8.2	6.5	6.2
Net cash provided by (used in) financing activities	277.6	(30.7)	(63.3)
Net cash provided (used)	257.6	(9.3)	(266.4)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	0.8	(1.7)
Net increase (decrease) in cash and cash equivalents	256.5	(8.5)	(268.1)
Cash, and cash equivalents at beginning of year	72.8	81.3	349.4
Cash and cash equivalents at end of year	$329.3	$72.8	$81.3
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$14.6	$19.6	$13.7
Net cash paid during the year for income taxes	$5.0	$6.5	$4.4
Non-cash financing and investing activities:
Financing lease obligations incurred	$15.4	6.9	9.1
Capital expenditures included in accounts payable and accrued expenses	$8.8	$0.6	$2.7
Common stock issuance for purchase of noncontrolling interests	$11.3	$10.7	$2.7
Common stock issuance for acquisition	$0.5	$14.8	$5.0

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Summary of Significant Accounting Policies

All references to the “Company” and “Kratos” refer to Kratos Defense & Security Solutions, Inc., a Delaware corporation, and its subsidiaries.

(a)    Description of Business

Kratos is a technology, products, system and software company addressing the defense, national security, and commercial markets. Kratos makes true internally funded research, development, capital and other investments, to rapidly develop, produce and field solutions that address our customers’ mission critical needs and requirements. At Kratos, affordability is a technology, and the Company seeks to utilize proven, leading edge approaches and technology, not unproven bleeding edge approaches or technology, with Kratos’ approach designed to reduce cost, schedule and risk, and enable the Company to be first to market with cost effective solutions. Kratos believes that it is known as the innovative disruptive change agent in the industry, a company that is an expert in designing products and systems up front for successful rapid, large quantity, low cost future manufacturing, which is a value add competitive differentiator for the Company’s large traditional prime system integrator partners and also for the Company’s government and commercial customers. Kratos intends to pursue program and contract opportunities as the prime or lead contractor when we believe that our probability of win is high and any investment required by Kratos is within our capital resource comfort level. Kratos intends to partner and team with a large, traditional system integrator when our assessment of probability of win is greater or when the required investment is beyond Kratos’ comfort level. Kratos’ primary business areas include, virtualized ground systems for satellites and space vehicles, including software for command & control (C2) and telemetry, tracking and control (TT&C), jet powered unmanned aerial drone systems, hypersonic vehicles and rocket systems, propulsion systems for drones, missiles, loitering munitions, supersonic systems, space craft and launch systems, C5ISR and microwave electronic products for missile, radar, missile defense, space, satellite, counter UAS, directed energy, communication and other systems, and virtual and augmented reality training systems for the warfighter.

The Company conducts most of its business with the U.S. Government (which includes foreign military sales) and performs work as the prime contractor, subcontractor, or preferred supplier. The Company also conducts business with local, state, and foreign governments and domestic and international commercial customers.

The Company operates in two reportable segments. The Kratos Government Solutions (“KGS”) reportable segment is comprised of an aggregation of KGS operating segments, including its microwave electronic products, space, satellite, training and cybersecurity, C5ISR/modular systems, turbine technologies and defense and rocket support services operating segments. The Unmanned Systems (“US”) reportable segment is comprised of an aggregation of US operating segments, including its unmanned aerial system and unmanned ground and seaborne system products.

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

(b)    Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Kratos and its consolidated subsidiaries, for which all intercompany transactions have been eliminated in consolidation.

(c)    Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year, with interim fiscal periods ending on the last Sunday of each calendar quarter. There were 52 calendar weeks in the fiscal years ending on December 29, 2024 and December 25, 2022, and 53 calendar weeks in the fiscal years ending on December 31, 2023.

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

Remaining Performance Obligations

Revenues from remaining performance obligations are calculated as the dollar value of the remaining performance obligations on executed contracts. On December 29, 2024, the Company had approximately $1,445.1 million of remaining performance obligations. The Company expects to recognize approximately 57% of the remaining performance obligations as revenue in 2025, an additional 17% in 2026, and the balance thereafter.

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

As a result of the EAC process, any quarterly adjustments to revenues, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if it is determined the Company will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if it is determined the Company will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could affect the profitability of one or more of the Company’s contracts. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined. No cumulative catch-up adjustment on any one contract was material to the Company’s consolidated financial statements for the years ended December 29, 2024, December 31, 2023 and December 25, 2022. Likewise, total cumulative catch-up adjustments were not material for the years ended December 29, 2024, December 31, 2023 and December 25, 2022. As of December 29, 2024 and December 31, 2023, accrued expenses included the accrual for losses on contracts of $2.9 million and $2.0 million, respectively.

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

Net contract assets and liabilities are as follows (in millions):

	December 29, 2024	December 31, 2023	Net Change
Contract assets	$206.3	$200.4	$5.9
Contract liabilities	$76.3	$101.8	$(25.5)
Net contract assets	$130.0	$98.6	$31.4

The change in the balances of the Company’s contract assets and liabilities primarily results from timing differences between revenue recognition and customer billings and/or payments. Contract assets increased $5.9 million during the year ended December 29, 2024, primarily due to more unbilled receivables. There were no significant impairment losses related to any receivables or contract assets arising from the Company’s contracts with customers during the year ended December 29, 2024. Contract liabilities decreased $25.5 million during the year ended December 29, 2024, primarily due to payments received less than revenue recognized on these performance obligations. For the years ended December 29, 2024 and December 31, 2023, the Company recognized revenue of $85.8 million and $48.1 million, respectively, that was previously included in the beginning balance of contract liabilities.

    Disaggregation of Revenue

    The following series of tables presents the Company’s revenue disaggregated by several categories. For the majority of contracts, revenue is recognized over time as work is performed on the contract. Revenue by contract type was as follows (in millions):

	Year Ended December 29, 2024	Year Ended December 31, 2023	Year Ended December 25, 2022
Kratos Government Solutions
Fixed price	$571.5	$566.3	$476.1
Cost plus fee	233.9	209.5	158.4
Time and materials	60.4	49.1	42.1
Total Kratos Government Solutions	865.8	824.9	676.6
Unmanned Systems
Fixed price	216.4	160.9	156.6
Cost plus fee	48.1	41.9	59.1
Time and materials	6.0	9.4	6.0
Total Unmanned Systems	270.5	212.2	221.7
Total Revenues	$1,136.3	$1,037.1	$898.3

Revenue by customer was as follows (in millions):

	Year Ended December 29, 2024	Year Ended December 31, 2023	Year Ended December 25, 2022
Kratos Government Solutions
U.S. Government (1)	$528.0	$512.5	$420.4
International (2)	195.4	192.8	157.5
U.S. Commercial and other customers	142.4	119.6	98.7
Total Kratos Government Solutions	865.8	824.9	676.6
Unmanned Systems
U.S. Government (1)	234.0	200.2	203.3
International (2)	31.3	9.2	15.6
U.S. Commercial and other customers	5.2	2.8	2.8
Total Unmanned Systems	270.5	212.2	221.7
Total Revenues	$1,136.3	$1,037.1	$898.3

(1) Sales to the U.S. Government include sales from contracts for which the Company is the prime contractor, as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. Each of the Company’s segments derives substantial revenue from the U.S. Government. These sales include foreign military sales contracted through the U.S. Government. Revenues from U.S. Government agency customers in aggregate accounted for approximately 67%, 69% and 69% of total revenues in 2024, 2023, and 2022, respectively. Other than the U.S. Government, no sales from any customer exceeded 10% of total revenues in 2024, 2023, and 2022,

(2) International sales include sales from contracts for which the Company is the prime contractor, as well as those for which the Company is a subcontractor and the ultimate customer is an international customer. These sales include direct sales with governments outside the U.S. and commercial sales with customers outside the U.S.

Revenue by Geographic Area was as follows (in millions):

	Year Ended December 29, 2024	Year Ended December 31, 2023	Year Ended December 25, 2022
United States	$899.1	$830.3	$727.1
Other North America	18.6	13.9	9.9
Asia Pacific	61.7	64.1	59.8
Middle East	73.1	43.1	30.0
Europe	49.7	60.6	54.3
Other	34.1	25.1	17.2
Total Revenues	$1,136.3	$1,037.1	$898.3

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

From time to time, the Company may proceed with work based on customer direction prior to the completion and signing of formal contract documents. The Company has a formal review process for approving any such work. Revenue associated with such work is recognized only when the criteria to establish a contract under ASC 606 are met and the obligations under the contract are legally enforceable. As of December 29, 2024 and December 31, 2023, approximately $12.4 million and $13.0 million, respectively, of the Company’s unbilled accounts receivable balance were under an authorization to proceed or work order from its customers where a formal purchase order had not yet been received.

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

When tax deductions from stock options and awards are less than the cumulative book compensation expense, the tax effect of the resulting difference is a shortfall. For the year ended December 29, 2024, an income tax expense of $0.2 million was recorded for shortfall generated from stock options and awards exercised in 2024. For the year ended December 31, 2023, an income tax expense of $0.4 million was recorded for shortfall generated from stock options and awards exercised in 2023. For the tax year ended December 25, 2022, an income tax benefit of $0.7 million was recorded for windfalls generated from stock options and awards exercised in 2022.

The following table shows the amounts recognized in the consolidated financial statements for stock-based compensation expense related to stock options, stock awards and stock offered under the Company’s employee stock purchase plan (in millions).

	Year ended December 29, 2024	Year ended December 31, 2023	Year ended December 25, 2022
Selling, general and administrative expenses	$29.8	$25.3	$26.3
Total cost of employee stock-based compensation included in operating income (loss) from consolidated operations	$29.8	$25.3	$26.3

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

The following table outlines the balance of the Company’s allowance for doubtful accounts for 2024, 2023 and 2022. The table identifies the additional provisions each year as well as the write-offs that utilized the allowance (in millions).

Allowance for Doubtful Accounts	Balance at Beginning of Year	Provisions	Write-offs/ Recoveries	Balance at End of Year
Year ended December 25, 2022	$0.4	$—	$—	$0.4
Year ended December 31, 2023	$0.4	$1.0	$(0.3)	$1.1
Year ended December 29, 2024	$1.1	$—	$—	$1.1

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

(p)    Fair Value of Financial Instruments

ASC Topic 825, Financial Instruments, requires that fair values be disclosed for the Company’s financial instruments. The carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued expenses, billings in excess of costs and earnings on uncompleted contracts, and income taxes payable, approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s long-term debt outstanding at December 29, 2024 is recorded at fair value. The fair value of the Company’s Senior Secured Notes (as defined below in Note 5), which were redeemed on March 14, 2022, is based upon quoted market prices.

The Company uses forward exchange contracts to manage interest rate risk associated with our debts as well as foreign currency risks associated with certain transactions, specifically forecasted materials and salaries paid in foreign currencies. These derivative instruments are measured at fair value using observable market inputs such as forward rates. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At December 29, 2024, the derivative instruments were included in other current assets and other current liabilities on the Company's Condensed Consolidated Balance Sheets. The carrying amounts and the related fair values of the Company’s derivative instruments measured at fair value on a recurring basis at December 29, 2024 and December 31, 2023, are presented in Note 16.

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

(s)    Interest Expense, Net

Interest expense, net is summarized in the following table (in millions):

	Year ended December 29, 2024	Year ended December 31, 2023	Year ended December 25, 2022
Interest expense incurred primarily on indebtedness	$(15.2)	$(21.7)	$(18.3)
Interest income	12.2	1.2	0.6
Interest expense, net	$(3.0)	$(20.5)	$(17.7)

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

The aggregate foreign currency transaction loss included in determining net income (loss) from consolidated operations for the years ended December 29, 2024, December 31, 2023, and December 25, 2022 was approximately $0.5 million, $1.7 million, and $0.1 million, respectively, which is included in other income (expense), net on the accompanying consolidated statements of operations and comprehensive income (loss).

(u)    Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. ASU 2023-07 also requires all segment profit or loss and assets disclosures to be provided on an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning one year later. The amendments must be applied retrospectively to all prior periods presented. The Company has adopted ASU 2023-07 effective December 29, 2024. As a result, we have enhanced our segment disclosures to include the presentation of cost of sales by segment and the disclosure of our CODM. The adoption of this ASU affects only our disclosures, with no impacts to our financial condition and results of operations.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company will adopt ASU 2023-09 for the period ending December 28, 2025. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2024, the SEC adopted final rules under SEC Release Nos. 33-11275 and 34-99678, "The Enhancement and Standardization of Climate-Related Disclosures for Investors," which requires registrants to disclose certain climate related information in registration statements and annual reports. The final rules include requirements to disclose material climate-related risks; activities to mitigate or adapt to such risks; information about the board of directors' oversight of climate-related risks and management’s role in managing material climate-related risks; and information on any climate-related targets or goals that are material to the registrant's business, results of operations, or financial condition. Registrants are also required to disclose the financial statement effects of severe weather events and other natural conditions in the notes to the financial statements. Certain large registrants are also required to disclose Scope 1 and Scope 2 greenhouse gas ("GHG") emissions, when material. The final rules include a phased-in compliance period for all registrants. As a large accelerated filer, most disclosure requirements are effective for the Company beginning with the year ending December 28, 2025. In April 2024, the SEC released an order staying the final rules until various legal challenges are resolved by the Court. The Company is currently evaluating the impact of the final rules on its consolidated financial statements and annual disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income – Expense Disaggregation Disclosures, which requires the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires companies to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure. Additionally, it requires companies to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. with early adoption permitted and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the impact of the adoption of ASU 2024-03; however, the standard is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The amounts of revenue and operating income of SRE included in the Company’s condensed consolidated statement of operations for the year end December 29, 2024 were $63.5 million and $5.1 million, respectively. The amounts of revenue and operating income of SRE included in the Company’s condensed consolidated statement of operations for the year end December 31, 2023 were $53.2 million and $3.6 million, respectively. The amounts of revenue and operating income of SRE included in the Company’s condensed consolidated statement of operations for the year end December 25, 2022 were $26.8 million and $2.9 million, respectively.

A summary of the consideration paid for the acquired assets is as follows (in millions):

Cash paid	$74.4
Common stock issued	5.0
Total consideration	$79.4

Sierra Technical Services, Inc.

On October 3, 2023, the Company entered into an agreement to acquire all of the outstanding equity securities of aerial target drone designer Sierra Technical Services, Inc. (“STS”) pursuant to which the Company (i) issued 866,026 shares of
Kratos common stock valued at $12.8 million on October 3, 2023 and (ii) an additional 42,523 shares of
Kratos common stock valued at $1.1 million on October 3, 2024 pursuant to certain holdback and earn-out provisions, in each case, to the former stockholders of STS. The Company recorded net assets of $12.6 million and goodwill of $10.7 million related to the STS acquisition. Significant assets of STS acquired by the Company included accounts receivable of

$11.0 million, and identified intangibles (contracts and backlog) of $14.0 million. Significant liabilities of STS assumed by the Company included deferred revenue of $11.4 million. The operating results of the acquisition have been included in the Company’s results of operations from the effective date of the acquisition. The amount of net sales and earnings of STS included in the condensed consolidated statement of operations for the year ended December 31, 2023 are not material. Had the acquisition occurred as of December 26, 2022, net sales, net income from consolidated operations, net income attributable to Kratos, and basic and diluted net income per share attributable to Kratos on a pro forma basis for the year ended December 31, 2023 would not have been materially different than the reported amounts. STS is included in the US segment.

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

The carrying amounts of goodwill as of December 29, 2024 and December 31, 2023 by reportable segment are as follows (in millions):

	As of December 29, 2024
	US	KGS	Total
Gross value	$138.6	$683.6	$822.2
Less accumulated impairment	13.8	239.5	253.3
Net	$124.8	$444.1	$568.9

	As of December 31, 2023
	US	KGS	Total
Gross value	$138.8	$683.6	$822.4
Less accumulated impairment	13.8	239.5	253.3
Net	$125.0	$444.1	$569.1

(b)    Purchased Intangible Assets

The following table sets forth information for acquired finite-lived and indefinite-lived intangible assets (in millions):

	As of December 29, 2024			As of December 31, 2023
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$80.9	$(65.3)	$15.6	$80.9	$(62.8)	$18.1
Contracts and backlog	53.1	(43.2)	9.9	53.1	(38.8)	14.3
Developed technology and technical know-how	33.7	(29.4)	4.3	33.7	(28.2)	5.5
Trade names	3.8	(3.1)	0.7	3.8	(2.7)	1.1
In-process research and development	16.8	(0.4)	16.4	16.8	(0.3)	16.5
Total finite-lived intangible assets	188.3	(141.4)	46.9	188.3	(132.8)	55.5
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$195.2	$(141.4)	$53.8	$195.2	$(132.8)	$62.4

The aggregate amortization expense for finite-lived intangible assets was $8.6 million, $6.8 million and $7.4 million, for the years ended December 29, 2024, December 31, 2023, and December 25, 2022, respectively. The Company records all amortization expense in selling, general and administrative expenses.

The estimated future amortization expense of acquired intangible assets with finite lives as of December 29, 2024 is as follows (in millions):

Fiscal Year	Amount
2025	8.9
2026	9.1
2027	7.3
2028	4.5
2029	4.5
Thereafter	12.6
Total	$46.9

Note 4.    Balance Sheet Details

The detail of certain assets in the consolidated balance sheets consists of the following:

Cash and cash equivalents

The Company’s cash equivalents consist of overnight cash sweep accounts that are invested on a daily basis. Cash and cash equivalents at December 29, 2024 and December 31, 2023 were $329.3 million and $72.8 million, respectively, and approximated their fair value.

Accounts receivable, net and Unbilled receivables, net

Receivables including amounts due under long-term contracts are summarized as follows (in millions):

	December 29, 2024	December 31, 2023
Billed, current	$118.5	$129.8
Unbilled, current	206.4	200.5
Total current accounts receivable	324.9	330.3
Allowance for doubtful accounts	(1.1)	(1.1)
Total accounts receivable and unbilled receivables, net	$323.8	$329.2

Substantially all accounts receivable at December 29, 2024, are expected to be collected in 2025. The Company does not believe it has significant exposure to credit risk, as accounts receivable and the related unbilled amounts are primarily from contracts associated with the U.S. Government.

U.S. Government contract receivables where the Company is the prime contractor included in accounts receivable, net (in millions):

	December 29, 2024	December 31, 2023
Billed	$11.6	$21.0
Unbilled	61.2	71.0
Total U.S. Government contract receivables	$72.8	$92.0

Inventoried costs (in millions):

	December 29, 2024	December 31, 2023
Raw materials	$90.1	$78.0
Work in process	67.7	72.9
Finished goods	4.3	5.3
Total inventoried costs	$162.1	$156.2

Property, plant and equipment, net (in millions)

	December 29, 2024	December 31, 2023
Finance lease right of use assets	$71.0	$56.1
Land and buildings	41.3	40.8
Computer equipment and software	63.0	51.4
Machinery and equipment	178.2	152.8
Furniture and office equipment	8.6	8.2
Leasehold improvements	30.8	24.0
Construction in progress	81.8	69.7
Property and equipment	474.7	403.0
Accumulated depreciation and amortization	(186.5)	(159.4)
Total property and equipment, net	$288.2	$243.6

Depreciation expense was $31.7 million, $26.4 million and $23.1 million for the years ended December 29, 2024, December 31, 2023, and December 25, 2022, respectively.

Note 5.    Debt

(a) 2022 Credit Facility

On February 18, 2022, the Company completed the refinancing of its then-outstanding $90 million revolving credit facility and $300 million 6.5% Senior Secured Notes due November 2025 (the “Senior Secured Notes”), with a new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A (collectively, the “2022 Credit Facility”). The Company incurred debt issuance costs of $3.3 million associated with the 2022 Credit Facility. During the year ended December 29, 2024, the Company made $7.5 million of principal payments on Term Loan A. The Company has net amounts outstanding of approximately $0.0 million under the new Revolving Credit Facility, with approximately $200.0 million remaining in borrowing capacity, less approximately $9.6 million of letters of credit outstanding.

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

Mandatory amortization on the Term Loan A is 2.5% in each of the first and second years and 5.0% in each of the third, fourth and fifth years, with the remaining outstanding balance due at maturity. The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. The Company was in compliance with the covenants contained in the Credit Agreement as of December 29, 2024.

On April 28, 2023, the Company entered into an interest rate swap contract to hedge U.S. dollar-one month Term SOFR in order to fix the interest rate movements associated with the Company’s Term Loan A. The initial hedge amount was $195.0 million and amortizes in accordance with Term Loan A. The swap is at a fixed rate of one-month term SOFR of 3.721% and settles monthly on the last day of each calendar month. The swap has an effective date of May 1, 2023 and terminates on May 1, 2026. Refer to Note 16 for further discussion of the accounting treatment of the swap arrangement.

Term Loan and Revolving Credit Debt

Term loan and revolving credit debt and the current period interest rates are as follows (in millions):

	December 29, 2024	December 31, 2023
Term Loan A	$185.0	$192.5
Revolving credit facility	—	35.0
Total debt	185.0	227.5
Less current portion	10.0	7.5
Total long-term debt, less current portion	175.0	220.0
Less long-term unamortized debt issuance costs - term loans	0.4	0.7
Total long-term debt, net of unamortized debt issuance costs - term loans	$174.6	$219.3
Unamortized debt issuance costs - revolving credit facility	$0.4	$0.7
Current period interest rate	5.9%	7.7%

Future long-term debt principal payments at December 29, 2024 were as follows (in millions):

2024	$2.5
2025	$10.0
2026	$10.0
2027	$162.5
$185.0

Note 6.    Leases

The components of lease expense for the years ended December 29, 2024, and December 31, 2023 were as follows (in millions):

	December 29, 2024	December 31, 2023
Amortization of right of use assets - finance leases	$3.2	$3.1
Interest expense on lease liabilities - finance leases	3.3	3.1
Operating lease cost (expense resulting from amortization of total lease payments)	13.9	14.0
Short-term lease cost	1.4	1.2
Variable lease cost (cost excluded from lease payments)	—	0.1
Sublease income	(0.2)	—
Total lease cost	$21.6	$21.5

The components of leases on the balance sheet were as follows (in millions):

	December 29, 2024	December 31, 2023
Operating Leases:
Operating lease right-of-use assets	$37.6	$45.7
Current portion of operating lease liabilities	$11.3	$12.1
Operating lease liabilities, net of current portion	$29.8	$37.8
Finance leases:
Property, plant and equipment, net	$57.6	$45.4
Other current liabilities	$1.9	$1.3
Other long-term liabilities	$64.4	$50.9

Cash paid for amounts included in the measurement of lease liabilities for the years ended December 29, 2024, and December 31, 2023 were as follows (in millions):

	December 29, 2024	December 31, 2023
Finance lease - cash paid for interest	$3.3	$3.1
Finance lease - financing cash flows	$1.4	$1.5
Operating lease - operating cash flows (fixed payments)	$14.3	$14.1

Other supplemental noncash information (in millions):

	December 29, 2024	December 31, 2023
Operating lease liabilities arising from obtaining right-of-use assets	$3.7	$12.1
Finance lease liabilities arising from obtaining right-of-use assets	$15.4	$6.9

Weighted-average remaining lease term (in years):
Operating leases	4.03	4.59
Finance leases	13.81	14.91

Weighted-average discount rate:
Operating leases	4.99%	4.95%
Finance leases	6.35%	6.35%

The maturity of lease liabilities is (in millions):

	Operating Leases	Finance Leases
2025	$12.9	$5.4
2026	11.4	6.2
2027	10.0	6.3
2028	6.6	6.4
2029	2.6	6.5
Thereafter	1.8	74.7
Total lease payments	45.3	105.5
Less: imputed interest	(4.2)	(39.2)
Total present value of lease liabilities	$41.1	$66.3

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

The following shares were excluded from the calculation of diluted income (loss) per common share because their inclusion would have been anti-dilutive (in millions):

	Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
Shares from stock options and awards	1.9	1.8	1.5

Note 8.    Income Taxes

The components of income (loss) from consolidated operations before income taxes are comprised of the following (in millions):

	December 29, 2024	December 31, 2023	December 25, 2022
Domestic	$3.8	$(9.6)	$(48.7)
Foreign	22.7	20.7	15.7
Total	$26.5	$11.1	$(33.0)

The provision (benefit) for income taxes from consolidated operations are comprised of the following (in millions):

	Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
Federal income taxes:
Current	$—	$—	$—
Deferred	7.1	2.4	(4.5)
Total Federal	7.1	2.4	(4.5)
State and local income taxes:
Current	1.8	1.1	(0.6)
Deferred	(2.7)	0.3	1.9
Total State and local	(0.9)	1.4	1.3
Foreign income taxes:
Current	4.2	5.1	3.9
Deferred	(0.2)	(0.2)	(0.5)
Total Foreign	4.0	4.9	3.4
Total	$10.2	$8.7	$0.2

A reconciliation of the total income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate of 21% to the income from consolidated operations before income taxes for the years ended December 29, 2024, December 31, 2023 and December 25, 2022 is as follows (in millions):

	Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
Income tax (benefit) at federal statutory rate	$5.6	$2.3	$(6.9)
State taxes (benefit), net of federal tax benefit and valuation allowance	1.9	3.7	(0.3)
Difference in tax rates between U.S. and foreign	2.6	1.7	(0.2)
Increase (decrease) in valuation allowance	(4.2)	(2.0)	4.9
Nondeductible expense	0.5	0.5	0.5
Increase (decrease) in reserve for uncertain tax positions	0.3	0.3	(0.9)
Other	0.9	0.1	0.2
Officer’s compensation 162(m) limitation	0.8	0.5	1.0
R&D tax credit	(0.9)	(0.9)	(0.9)
Stock-based compensation	2.7	2.5	2.8
Total	$10.2	$8.7	$0.2

On August 16, 2022, the President signed into law the Inflation Reduction Act of 2022 which contained provisions effective January 1, 2023, including a 15% corporate minimum tax and a 1% excise tax on stock buybacks, both of which we expect to be immaterial to our financial results, financial position and cash flows.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows (in millions):

	December 29, 2024	December 31, 2023
Deferred tax assets:
Stock-based compensation	$7.3	$9.3
Payroll related accruals	9.4	8.6
Lease accruals	28.7	27.0
Net operating loss carryforwards	33.3	44.7
Tax credit carryforwards	12.7	12.2
Deferred expenses	15.7	12.6
Other	17.0	19.8
Total deferred taxes	124.1	134.2
Valuation allowance	(7.6)	(12.6)
Total deferred tax assets, net of valuation allowance	116.5	121.6
Deferred tax liabilities:
Unearned revenue	(3.2)	(2.9)
Operating lease right-of-use assets	(25.5)	(24.2)
Other intangibles	(19.4)	(22.2)
Property and equipment, principally due to differences in depreciation	(6.6)	(6.3)
Other	(2.3)	(2.0)
Total deferred tax liabilities	(57.0)	(57.6)
Net deferred tax asset	$59.5	$64.0

During the fourth quarter of 2024, the Company evaluated all available evidence, both positive and negative, to determine whether based on the weight of that evidence, a valuation allowance for deferred tax assets was needed. Evidence evaluated by the Company included but was not limited to, its three-year cumulative results, and its forecast of taxable income. As a result, the Company determined that the majority of the Company’s U.S. net deferred tax assets were more likely than not to be realized and that a valuation allowance with respect to a majority of the Company’s net deferred tax assets was not required. The valuation allowance on the Company’s deferred tax assets as of December 29, 2024 relates primarily to state net operating loss carryforwards, capital loss carryforwards and research and development tax credit carryforwards the Company estimates it may not be able to utilize in future periods. During fiscal 2024, the Company recorded a net decrease in its valuation allowance of $4.2 million.
At December 29, 2024, the Company had federal tax loss carryforwards of $123.2 million and various state tax loss carryforwards of $191.6 million. The federal tax loss carryforwards will begin to expire in 2034 and state tax loss carryforwards begin to expire in 2025 in certain states.
At December 29, 2024, the Company had federal tax credit carryforwards of $14.7 million and various state tax credit carryforwards of $1.2 million. The federal tax credit carryforwards will begin to expire in 2025 and the state tax credit carryforwards do not have an expiration.
Federal and state income tax laws impose restrictions on the utilization of net operating losses (“NOLs”) and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”).
In tax year 2010 the Company experienced a Section 382 “ownership change” that will limit the utilization of NOL carryforwards generated before the “ownership change” date. Additionally, the Company has acquired corporations with NOL carryforwards at the date of acquisition (“Acquired NOLs”). The Acquired NOLs are subject to separate limitations that may further restrict the use of Acquired NOLs. For the year ended December 29, 2024, there was no impact of such Section 382 limitations on the income tax provision since the amount of taxable income did not exceed NOLs available for utilization. However, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOLs or other tax attributes may be further limited.

As of December 31, 2017, all accumulated undistributed earnings of our foreign subsidiaries were subject to the one-time transition tax on foreign earnings required by the 2017 Tax Cuts and Jobs Act. It is the Company’s intention to permanently reinvest undistributed earnings of its foreign subsidiaries. As such, the Company has not provided deferred U.S. income taxes or foreign withholding taxes of approximately $6.5 million on temporary differences relating to the outside basis in its investment in foreign subsidiaries. As of December 29, 2024, the Company has $40.2 million of cash and cash equivalents available for distribution.

The Company is subject to taxation in the U.S., various state tax jurisdictions and various foreign tax jurisdictions. The Company’s tax years for 2004 and later are subject to examination by the U.S. and state tax authorities due to the existence of NOL carryforwards. Generally, the Company’s tax years for 2019 and later are subject to examination by various foreign tax authorities as well.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

Balance as of December 26, 2021	$25.9
Decreases related to prior periods	(0.7)
Increases related to current year tax positions	0.2
Expiration of applicable statutes of limitations	(0.4)
Balance as of December 25, 2022	25.0
Increases related to prior periods	0.2
Increases related to current year tax positions	0.2
Expiration of applicable statutes of limitations	(0.1)
Balance as of December 31, 2023	25.3
Increases related to prior periods	0.1
Increases related to current year tax positions	0.2
Expiration of applicable statutes of limitations	(0.2)
Balance as of December 29, 2024	$25.4

Included in the balance of unrecognized tax benefits at December 29, 2024, are $22.8 million of tax benefits that, if recognized, would impact the effective tax rate. Included in this amount is $11.4 million that would become a deferred tax asset if the tax benefit were recognized. As such, this benefit may be impacted by a corresponding change in valuation allowance depending upon the Company’s assessment of the realizability of the deferred tax asset at the time the benefits are recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the years ended December 29, 2024, December 31, 2023 and December 25, 2022, the Company recorded $0.3 million in interest or penalty expenses each year. These amounts are netted by a benefit for interest and penalties related to the reversal of prior positions of $0.1 million, $0.1 million, and $0.2 million for the years ended December 29, 2024, December 31, 2023, and December 25, 2022, respectively. As of December 29, 2024, December 31, 2023, and December 25, 2022, the Company had accrued total interest and penalties of $5.6 million, $5.3 million and $5.1 million, respectively.

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

As more fully described in Note 16, Derivative Financial Instruments, our forward exchange contracts used to manage foreign currency risks and an interest rate swap contract to hedge U.S. dollar-one month Term SOFR in order to mitigate the exposure to interest rate movements associated with the Company’s Term Loan A are recognized on the Consolidated Balance Sheets as either assets or liabilities and are measured at fair value.

Note 10.    Stockholders’ Equity

(a)    Common Stock

On February 27, 2024, the Company sold 19,166,667 shares of its common stock at a public offering price of $18.00 per share in an underwritten offering. The Company received gross proceeds of approximately $345.0 million. After deducting underwriting fees and other offering expenses, the Company received approximately $331.2 million in net proceeds. The Company has used and expects to continue to use the net proceeds of this public equity offering to facilitate its long-term strategy, including potential investment in facilities, expanding manufacturing capacity, anticipated capital expenditures for expansion of current sole source/single award programs and high probability pipeline opportunities, initiate or accelerate production or integration of unmanned drone, hypersonic or other systems in anticipation of customer contract awards, further strengthen its balance sheet in anticipation of upcoming customer and partner decisions and source selection on additional large, new program and contract opportunities, for general corporate purposes, including paydown of debt, and to pay fees and expenses in connection with this public equity offering. During the three months ended March 31, 2024, the Company used $45 million of the proceeds from this public equity offering to pay down amounts outstanding under its Revolving Credit Facility.

(b)    Equity Incentive Plans

In May 2023, the Company’s board of directors (the “Board”) and stockholders approved the 2023 Equity Incentive Plan (the “2023 Equity Plan”). The 2023 Equity Plan is the successor to the Amended and Restated Kratos Defense & Security Systems, Inc. 2014 Equity Incentive Plan (the “2014 Plan”), the Kratos Defense & Security Solutions, Inc. 2011 Equity Incentive Plan (the “2011 Plan”), and the Kratos Defense & Security Solutions, Inc. Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”), (collectively, the “Prior Plans”). The 2023 Equity Plan became effective May 24, 2023 and no additional stock awards were granted under the Prior Plans as of May 24, 2023. All outstanding stock awards granted subject to the terms of the Prior Plans will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the respective Prior Plans. As of May 23, 2023, there were 2,280,707 shares remaining available for issuance under the Prior Plans. The 2023 Equity Plan increased the number of shares remaining available for issuance under its equity compensation plans by 2,466,983 shares to 4,747,690 shares.

The Board may grant equity-based awards to selected employees, directors and consultants of the Company pursuant to its 2023 Equity Plan. As of December 29, 2024, there were 3,095,444 shares reserved for issuance for future grant under the 2023 Equity Plan. The Board may amend or terminate the 2023 Equity Plan at any time. Certain amendments, including an increase in the share reserve, require stockholder approval. Generally, options and restricted stock units outstanding vest over periods not exceeding ten years. When the Company grants stock options, they are granted with a per share exercise price not less than the fair market value of the Company’s common stock on the date of grant, and generally would be exercisable for up to ten years from the grant date. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model or a trinomial lattice options pricing model with the weighted average assumptions (annualized percentages). There were no stock options granted or related expenses for stock options in 2024, 2023 or 2022. There were no stock options outstanding as of December 31, 2023 and December 29, 2024.

During the years ended December 29, 2024, December 31, 2023, and December 25, 2022, the following values relate to the exercises under the Company’s option plans:

	2024	2023	2022
Total intrinsic value of options exercised (in thousands)	$—	$80.8	$163.0

The following table summarizes the Company’s Restricted Stock Unit activity:

	Restricted Stock Units (000’s)	Weighted-Average Grant Date Fair Value
Nonvested balance at December 31, 2023	4,935	$12.72
Granted	1,509	$19.00
Vested	(2,398)	$18.48
Forfeited or expired	(38)	$16.10
Vested but not released	(220)	$14.11
Nonvested balance at December 29, 2024	3,788	$11.45

As of December 29, 2024, there was $31.3 million of total unrecognized stock-based compensation expense related to nonvested restricted stock units which is expected to be recognized over a remaining weighted-average vesting period of 1.9 years. The fair value of restricted stock unit awards that vested in 2024, 2023, and 2022 was $44.3 million, $9.8 million, and $30.5 million, respectively.

(c)    Employee Stock Purchase Plans

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

Employees who actively participate in the 2023 Purchase Plan are eligible to have up to 15% of their earnings for each purchase period withheld pursuant to the 2023 Purchase Plan. The amount that is withheld is used at various purchase dates within the offering period to purchase shares of common stock. The price paid for common stock at each such purchase date is equal to the lower of 85% of the fair market value of the common stock at the commencement date of that offering period or 85% of the fair market value of the common stock on the relevant purchase date. Employees are also able to end their participation in the offering at any time during the offering period, and participation ends automatically upon termination of employment. From the 1999 Purchase Plan’s inception through December 29, 2024, the cumulative number of shares of common stock that have been issued under the 1999 Purchase Plan and the 2023 Purchase Plan is 8.0 million and approximately 3.7 million shares are available for future issuance under the 2023 Purchase Plan. During 2024, approximately 271,000 shares were issued under the 2023 and 1999 Purchase Plans at an average price of $17.00 per share.

The fair value of shares issued under the 1999 Purchase Plan and the 2023 Purchase Plan for 2024 was estimated using the Black-Scholes option pricing model. The assumptions and resulting fair values of options granted for 2024, 2023 and 2022 were as follows:

	Offering Periods January 1 to December 31 2024	Offering Periods January 1 to December 31 2023	Offering Periods January 1 to December 31 2022
Expected term (in years)(1)	0.5	0.5	0.5
Risk-free interest rate(2)	5.26% - 5.33%	4.76% - 5.47%	0.19% - 2.51%
Expected volatility(3)	40.15% - 40.68%	41.65% - 45.77%	40.52% - 60.79%
Expected dividend yield(4)	—%	—%	—%
Weighted average grant-date fair value per share	$5.40	$3.30	$4.80

(1) The expected term is equivalent to the offering period.
(2) The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant with a term equal to the expected term.
(3) The Company estimated implied volatility based upon trailing volatility.
(4) The Company has no history or expectation of paying dividends on its common stock.

As of December 29, 2024, there was no material unrecognized compensation expense related to the 2023 Purchase Plan or the 1999 Purchase Plan.

Note 11.    Retirement Plans

The Company provides eligible employees the opportunity to participate in defined-contribution savings plans (commonly known as 401(k) plans), which permit contributions on a before-tax basis. Generally, salaried employees and certain hourly employees are eligible to participate in the plans. Under most plans, the employee may contribute to various investment alternatives. In certain plans, the Company matches a portion of the employees’ contributions. The Company’s matching contributions to these defined-contribution savings plans totaled $11.8 million in 2024, $10.7 million in 2023, and $8.1 million in 2022.

Note 12.    Significant Customers

    Revenue from the U.S. Government (which includes foreign military sales) includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $762.0 million, $712.7 million, and $623.7 million or 67%, 69%, and 69%, of total revenue for the years ended December 29, 2024, December 31, 2023, and December 25, 2022, respectively.

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

There were not any significant intersegment sales, cost of sales and profit for the years ended December 29, 2024, December 31, 2023, and December 25, 2022.

The Company’s chief operating decision maker is the President and Chief Executive Officer. The chief operating decision maker uses segment operating income (loss) predominantly in the annual budget and forecasting process. The chief operating decision maker considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources to each segment. The chief operating decision maker also uses segment operating income (loss) to assess the performance of each segment by comparing the results of each segment with one another and in determining the compensation of certain employees.

(a)    Summary Operating Results

The tables below provide information about the Company’s reportable segments. In these tables total segment operating income (loss) of the reportable business segments is reconciled to the corresponding consolidated amount. “Unallocated amounts” includes costs for merger and acquisition expenses, stock-based compensation expenses, interest expense (net), and other income (expense) items not considered part of management’s evaluation of segment operating income (loss). See footnote 1(e) for segment revenues disaggregated by contract type, customer and geographic region. The summary operating results for the Company’s reportable segments for the years ended December 29, 2024, December 31, 2023, and December 25, 2022, are as follows (in millions):

Year Ended December 29, 2024	Kratos
	Government	Unmanned
	Solutions	Systems	Totals
Service revenues	$416.3	$7.1	$423.4
Product sales	449.5	263.4	712.9
Total revenues	865.8	270.5	1,136.3
Cost of service revenue	304.7	5.3	310.0
Cost of product sales	322.3	216.8	539.1
Total cost of sales	627.0	222.1	849.1
Selling, general & administrative expenses	142.9	41.3	184.2
Research & development expenses	36.1	4.2	40.3
Restructuring expenses and other	3.2	—	3.2
Total segment operating income	56.6	2.9	59.5
Reconciliation of segment operating income
Unallocated amounts:
Merger and acquisition related expenses			(0.7)
Stock compensation expense			(29.8)
Interest expense, (net)			(3.0)
Other income (expense), net			0.5
Income before income taxes			$26.5

Revenues from foreign customers were approximately $226.6 million or 20% of total revenue for the year ended December 29, 2024. Revenues from any one foreign country did not exceed 10% of total revenues. Assets of foreign subsidiaries in the KGS segment were $223.2 million as of December 29, 2024. Assets from any one foreign country did not exceed 10% of total assets.

Year Ended December 31, 2023	Kratos
	Government	Unmanned
	Solutions	Systems	Totals
Service revenues	$395.9	$6.7	$402.6
Product sales	429.0	205.5	634.5
Total revenues	824.9	212.2	1,037.1
Cost of service revenue	298.3	4.9	303.2
Cost of product sales	301.9	163.4	465.3
Total cost of sales	600.2	168.3	768.5
Selling, general & administrative expenses	135.8	36.6	172.4
Research & development expenses	35.3	3.1	38.4
Restructuring expenses and other	0.9	—	0.9
Total segment operating income	52.7	4.2	56.9
Reconciliation of segment operating income
Unallocated amounts:
Merger and acquisition related expenses			(0.4)
Stock compensation expense			(25.4)
Interest expense (net)			(20.5)
Other income (expense), net			0.5
Income before income taxes			$11.1

Revenues from foreign customers were approximately $202.0 million or 19% of total revenue for the year ended December 31, 2023. Revenues from any one foreign country did not exceed 10% of total revenues. Assets of foreign subsidiaries in the KGS segment were $204.6 million as of December 31, 2023. Assets from any one foreign country did not exceed 10% of total assets.

Year Ended December 25, 2022	Kratos
	Government	Unmanned
	Solutions	Systems	Totals
Service revenues	$320.0	$5.2	$325.2
Product sales	356.6	216.5	573.1
Total revenues	676.6	221.7	898.3
Cost of service revenue	235.2	3.8	239.0
Cost of product sales	260.0	173.3	433.3
Total cost of sales	495.2	177.1	672.3
Selling, general & administrative expenses	121.1	41.0	162.1
Research & development expenses	32.2	6.4	38.6
Restructuring expenses and other	0.9	—	0.9
Total segment operating income (loss)	27.2	(2.8)	24.4
Reconciliation of segment operating income (loss)
Unallocated amounts:
Merger and acquisition related expenses			(0.7)
Stock compensation expense			(26.3)
Interest expense (net)			(17.7)
Loss on extinguishment of debt			(13.0)
Other income (expense), net			0.6
Loss before income taxes			$(32.7)
Revenues from foreign customers were approximately $173.1 million or 19% of total revenue for the year ended December 25, 2022. Revenues from any one foreign country did not exceed 10% of total revenues. Assets of foreign subsidiaries in the KGS segment were $178.3 million as of December 25, 2022. Assets from any one foreign country did not exceed 10% of total assets.

(b)    Capital Expenditures (in millions):

	Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
Kratos Government Solutions	$30.5	$26.9	$21.0
Unmanned Systems	27.3	24.9	24.2
Total reportable segment capital expenditures	57.8	51.8	45.2
Corporate capital expenditures	0.4	0.6	0.2
Total capital expenditures	$58.2	$52.4	$45.4

(c)     Depreciation and Amortization (in millions):

	Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
Kratos Government Solutions	$27.1	$24.1	$22.7
Unmanned Systems	13.2	9.1	7.8
Total depreciation and amortization	$40.3	$33.2	$30.5

(d)    Reportable Segment Assets are as follows (in millions):

	December 29, 2024	December 31, 2023
Kratos Government Solutions	$1,250.4	$1,190.2
Unmanned Systems	385.7	378.6
Total reportable segment assets	1,636.1	1,568.8
Corporate assets(1)	314.8	63.7
Total assets	$1,950.9	$1,632.5
(1)Corporate assets primarily include cash and cash equivalents, deferred income tax assets, and property, plant and equipment used in our corporate operations.

Assets of foreign subsidiaries in the KGS segment were $223.2 million, $204.6 million and $178.3 million as of December 29, 2024, December 31, 2023 and December 25, 2022, respectively.

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

Note 16.    Derivative Financial Instruments

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

Forward Exchange Contracts

Changes in the fair values of foreign currency exchange contracts are recorded each period in earnings. As of December 29, 2024, the Company did not use hedge accounting for its foreign currency exchange contracts. The notional value of the Company’s foreign currency forward contracts at December 29, 2024 was $24.5 million. At December 29, 2024, the fair value amounts of the forward exchange contracts were a $0.2 million asset and a $0.1 million liability. The net gain from these derivative instruments of $0.1 million is included in other income (expense) for the year ended December 29, 2024. The notional value of the Company’s foreign currency forward contracts at December 31, 2023, was $9.3 million. At December 31, 2023, the fair value amounts of the forward exchange contracts were a $0.3 million asset and a $0.1 million liability. The net loss from these derivative instruments of $1.3 million is included in other income (expense) for the year ended December 31, 2023.

Interest Rate Swap Contract

On April 28, 2023, the Company entered into an interest rate swap contract with an initial notional amount of $195.0 million to manage the variability of cash flows associated with the Term Loan A. The interest rate swap contract matures on May 1, 2026 and requires periodic interest rate settlements. The swap is at a fixed SOFR of 3.721% and settles monthly on the last day of each calendar month. The Company has designated the interest rate swap contract as a cash flow hedge and assesses the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. Changes in fair value (gains and losses) related to derivative financial instruments that qualify as cash flow hedges are deferred in Accumulated Other Comprehensive Income (Loss) (“AOCI”) until the underlying transaction is reflected in earnings. The net gain reclassified from AOCI from the interest rate swap reflected in earnings was $2.8 million for the year ended December 29, 2024 and is recorded as an offset to interest expense. The net gain reclassified from AOCI from the interest rate swap reflected in earnings was $2.0 million for the year ended December 31, 2023 and is recorded as an offset to interest expense.

The fair value of this derivative represents the discounted value of the expected future discounted cash flows for the interest rate swap, based on the amortization schedule and the current forward curve for the remaining term of the contract, as of the date of each reporting period (in millions):

	December 29, 2024		December 31, 2023
	Notional Value	Fair Value	Notional Value	Fair Value
Interest rate swap contract designated as a cash flow hedge, net of taxes	$185.0	$0.8	$192.5	$0.7

Note 17.    Subsequent Events

On January 27, 2025, Kratos Microwave, Inc., a subsidiary of Kratos Defense & Security Solutions, Inc., entered into an Asset Purchase Agreement to acquire certain of the assets of Norden Millimeter, Inc. (“Norden”) for $37.8 million in common stock, subject to a $6 million holdback and other adjustments, plus the assumption of certain liabilities of Norden. Norden focuses on microwave and millimeter wave products. On February 4, 2025, the asset acquisition was completed following the satisfaction of all closing conditions and Kratos issued 1,095,674 shares of its common stock, with a deemed value of $32.2 million, to Norden in a private placement pursuant to the terms of the Asset Purchase Agreement. Kratos granted Norden certain registration rights under the Asset Purchase Agreement and registered the 1,095,674 shares with the SEC on February 7, 2025.

On February 26, 2025, Kratos Defense & Rocket Support Services, Inc., a subsidiary of Kratos Defense & Security Solutions, Inc., and RAFAEL USA, Inc. entered into a Limited Liability Company Agreement for the establishment of Prometheus Energetics, LLC, an approximate 50/50 joint venture that will operate as a U.S.-based merchant supplier of solid rocket motors and other energetics. Kratos and RAFAEL have jointly committed up to $175 million in capital for the establishment of Prometheus Energetics, LLC., with Kratos’ committed share of up to $87.5 million in capital.