Form 10-Q
period 2025-03-30
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2025-05-07
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of May 2, 2025, 153,443,342 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2025

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)

	March 30, 2025
	(Unaudited)	December 29, 2024
Assets
Current assets:
Cash and cash equivalents	$263.7	$329.3
Accounts receivable, net	118.2	117.5
Unbilled receivables, net	244.3	206.3
Inventoried costs, net	176.0	162.1
Prepaid expenses	16.5	18.0
Other current assets	45.7	38.9
Total current assets	864.4	872.1
Property, plant and equipment, net	301.3	288.2
Operating lease right-of-use assets, net	41.5	37.6
Goodwill	597.4	568.9
Intangible assets, net	61.6	53.8
Other assets	138.7	130.3
Total assets	$2,004.9	$1,950.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$82.7	$82.0
Accrued expenses	42.4	38.8
Accrued compensation	70.0	71.9
Billings in excess of costs and earnings on uncompleted contracts	82.0	76.3
Current portion of operating lease liabilities	12.0	11.3
Current portion of finance lease liabilities	2.0	1.9
Other current liabilities	13.8	14.5
Total current liabilities	304.9	296.7
Long-term debt, net of current portion	172.2	174.6
Operating lease liabilities, net of current portion	33.1	29.8
Finance lease liabilities, net of current portion	63.9	64.4
Other long-term liabilities	43.2	32.2
Total liabilities	617.3	597.7
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at March 30, 2025 and December 29, 2024	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 153,349,134 and 151,092,292 shares issued and outstanding at March 30, 2025 and December 29, 2024, respectively	0.2	0.2
Additional paid-in capital	2,046.7	2,017.4
Accumulated other comprehensive income (loss)	0.1	(0.5)
Accumulated deficit	(659.4)	(663.9)
Total stockholders’ equity	1,387.6	1,353.2
Total liabilities and stockholders’ equity	$2,004.9	$1,950.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended
	March 30, 2025	March 31, 2024
Service revenues	$102.4	$106.5
Product sales	200.2	170.7
Total revenues	302.6	277.2
Cost of service revenues	75.7	79.2
Cost of product sales	153.3	127.0
Total costs	229.0	206.2
Gross profit	73.6	71.0
Selling, general and administrative expenses	57.0	54.4
Research and development expenses	10.0	9.6
Operating income	6.6	7.0
Other expense:
Interest expense, net	(0.9)	(2.8)
Other expense, net	(0.3)	(0.2)
Total other expense, net	(1.2)	(3.0)
Income before income taxes	5.4	4.0
Provision for income taxes	0.9	2.7
Net income from consolidated operations	4.5	1.3
Less: Net income attributable to noncontrolling interest	—	—
Net income attributable to Kratos	$4.5	$1.3

Basic income per common share attributable to Kratos	$0.03	$0.01
Diluted income per common share attributable to Kratos	$0.03	$0.01

Weighted average common shares outstanding:
Basic	154.2	139.6
Diluted	156.2	141.5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
 (Unaudited)

	Three Months Ended
	March 30, 2025	March 31, 2024
Net income from consolidated operations	$4.5	$1.3
Change in unrealized cash flow hedge (net of taxes of $0.1 million for the three month period ended March 30, 2025 and $0.4 million for the three month period ended March 31, 2024)	(0.5)	1.3
Change in cumulative translation adjustment	1.1	(0.9)
Comprehensive income attributable to Kratos	$5.1	$1.7

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended March 30, 2025 and March 31, 2024
(in millions)
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 31, 2023	$22.5	129.3	$—	$1,654.5	$1.7	$(680.2)	$976.0
Stock-based compensation	—	—	—	9.2	—	—	9.2
Issuance of common stock for employee stock purchase plan, options and stock awards	—	0.3	—	3.6	—	—	3.6
Restricted stock issued and related taxes	—	1.2	—	(15.1)	—	—	(15.1)
Issuance of common stock for equity raise	—	19.2	0.2	330.5	—	—	330.7
Gain on interest rate swap contract	—	—	—	—	1.3	—	1.3
Net income from consolidated operations	—	—	—	—	—	1.3	1.3
Other comprehensive loss, net of tax	—	—	—	—	(0.9)	—	(0.9)
Balance, March 31, 2024	$22.5	150.0	$0.2	$1,982.7	$2.1	$(678.9)	$1,306.1

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 29, 2024	$—	151.1	$0.2	$2,017.4	$(0.5)	$(663.9)	$1,353.2
Stock-based compensation	—	—	—	8.7	—	—	8.7
Issuance of common stock for employee stock purchase plan, options and stock awards	—	0.2	—	4.6	—	—	4.6
Restricted stock issued and related taxes	—	0.9	—	(16.2)	—	—	(16.2)
Issuance of common stock for acquisitions	—	1.1	—	32.2	—	—	32.2
Loss on interest rate swap contract	—	—	—	—	(0.5)	—	(0.5)
Net income from consolidated operations	—	—	—	—	—	4.5	4.5
Other comprehensive income, net of tax	—	—	—	—	1.1	—	1.1
Balance, March 30, 2025	$—	153.3	$0.2	$2,046.7	$0.1	$(659.4)	$1,387.6

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	March 30, 2025	March 31, 2024
Operating activities:
Net income from consolidated operations	$4.5	$1.3
Adjustments to reconcile net income from consolidated operations to net cash provided by (used in) operating activities:
Depreciation and amortization	10.4	9.3
Amortization of lease right-of-use assets	3.0	3.0
Stock-based compensation	8.7	9.2
Amortization of deferred financing costs	0.2	0.2
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	0.8	12.0
Unbilled receivables	(38.0)	(8.5)
Inventoried costs	(5.4)	(3.5)
Prepaid expenses and other assets	(12.8)	(13.2)
Operating lease liabilities	(3.0)	(3.1)
Accounts payable	0.7	(0.3)
Accrued expenses	5.4	0.6
Accrued compensation	(1.8)	(3.7)
Billings in excess of costs and earnings on uncompleted contracts	(0.7)	(4.3)
Income tax receivable and payable	(1.1)	1.5
Other liabilities	(0.1)	0.2
Net cash provided by (used in) operating activities	(29.2)	0.7
Investing activities:
Capital expenditures	(22.6)	(16.6)
Net cash used in investing activities	(22.6)	(16.6)
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	—	330.7
Borrowing under credit facility	—	10.0
Repayment under credit facility and term loan	(2.5)	(46.3)
Payments under finance leases	(0.4)	(0.3)
Payments of employee taxes withheld from share-based awards	(16.2)	(15.1)
Proceeds from shares issued under equity plans	4.6	3.6
Net cash provided by (used in) financing activities	(14.5)	282.6
Net cash provided (used)	(66.3)	266.7
Effect of exchange rate changes on cash and cash equivalents	0.7	(0.6)
Net increase (decrease) in cash and cash equivalents	(65.6)	266.1
Cash and cash equivalents at beginning of period	329.3	72.8
Cash and cash equivalents at end of period	$263.7	$338.9

Non-cash investing and financing activities:
Financing lease obligation incurred	$—	$0.4
Capital expenditures included in accounts payable and accrued expenses	6.0	2.4
Common stock issuance for acquisition	32.2	—

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

(a)    Basis of Presentation

 The information as of March 30, 2025 and for the three months ended March 30, 2025 and March 31, 2024 is unaudited. The condensed consolidated balance sheet as of December 29, 2024 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 29, 2024, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2025 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

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

(c)    Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year. The three month periods ended March 30, 2025 and March 31, 2024 consisted of 13-week periods. There are 52 calendar weeks in the fiscal years ending on December 28, 2025 and December 29, 2024.

(d)    Use of Estimates

There have been no significant changes in the Company’s accounting estimates for the three months ended March 30, 2025 as compared to the accounting estimates described in the Form 10-K.

(e)    Fair Value of Financial Instruments

The Company uses forward exchange contracts to manage foreign currency risks associated with certain transactions, specifically forecasted materials and salaries paid in foreign currencies. The Company also has entered into an interest rate swap contract in order to mitigate the exposure to interest rate movements associated with the Company’s Term Loan A. These derivative instruments are measured at fair value using observable market inputs such as interest rates. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At March 30, 2025, the derivative instruments were included in other current assets and other long-term liabilities on the Company's condensed consolidated balance sheets.

The carrying amounts and the related fair values of the Company’s derivative instruments measured at fair value on a recurring basis at March 30, 2025 are presented in Note 15.

The carrying value of all financial instruments, including cash equivalents, accounts receivable, unbilled receivables, accounts payable, accrued expenses, billings in excess of cost and earnings on uncompleted contracts, income taxes payable and long and short-term debt, approximated their estimated fair values at March 30, 2025 and December 29, 2024 due to the short-term nature of these instruments.

(f)     Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. ASU 2023-07 also requires all segment profit or loss and assets disclosures to be provided on an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning one year later. The amendments must be applied retrospectively to all prior periods presented. The Company has adopted ASU 2023-07 effective December 29, 2024. As a result, the Company has enhanced its segment disclosures to include the presentation of cost of sales by segment and the disclosure of the Company’s CODM. The adoption of this ASU affects only the Company’s disclosures, with no impacts to its financial condition and results of operations.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income – Expense Disaggregation Disclosures, which requires the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires companies to include certain amounts that are already required to be disclosed under GAAP in the same disclosure. Additionally, it requires companies to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 (as further clarified through ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)) will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the impact of the adoption of ASU 2024-03; however, the standard is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 2. Acquisitions

Norden Millimeter, Inc.

On January 27, 2025, the Company and Kratos Microwave, Inc., a subsidiary of the Company (“Kratos Microwave”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) to acquire certain of the assets (the “Purchased Assets”) of Norden Millimeter, Inc. (“Norden”) and assume certain liabilities (the “Assumed Liabilities”) of Norden. Norden focuses on microwave and millimeter wave products. Pursuant to the Purchase Agreement, on February 4, 2025, the asset acquisition was completed following the satisfaction of all closing conditions and (a) the Company issued 1,095,674 shares of its common stock, with a deemed value of $32.2 million, to Norden in a private placement, (b) the Company agreed to issue up to $6 million worth of additional shares of its common stock to Norden in the future upon release of certain holdback amounts, and (c) Kratos Microwave agreed to assume the Assumed Liabilities, in each case, in exchange for the Purchased Assets. Kratos granted Norden certain registration rights under the Asset Purchase Agreement and registered the 1,095,674 shares with the SEC on February 7, 2025. The Purchased Assets and Assumed Liabilities are included in the KGS segment.

The allocation of the total consideration for this acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocations to be material to the Company's consolidated financial statements.The operating results of the acquisition have been included in the Company’s results of operations from the effective acquisition date. The Company has determined that pro forma revenue and earnings information is incomplete for the periods prior to the acquisition and that it is impracticable to present such prior periods until the Company obtains final information regarding such prior period revenues and earnings.

The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The goodwill represents the value the Company expects to be created by integrating the acquired Norden business with Kratos’ related products and customers.

The transaction has been accounted for using the acquisition method of accounting, which requires, among other things, that the identifiable assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. These preliminary fair value measurements are based primarily on significant inputs not observable in the marketplace and thus represent Level 3 measurements.

The following table summarizes the preliminary allocation of the purchase price over the estimated fair values of the Norden assets acquired and liabilities assumed (in millions):

Accounts receivable	$1.5
Inventory	8.3
Other current assets	0.1
Property and equipment	1.7
Intangible assets	10.0
Total identifiable net assets acquired	21.6
Total identifiable net liabilities assumed	(13.1)
Goodwill	28.5
Net assets acquired, excluding cash	$37.0

Based on the Company’s preliminary estimate of fair value, as of February 4, 2025, net liabilities included $7.6 million of current liabilities. The identifiable intangible assets include customer relationships of $2.5 million with a remaining useful life of 7 years, trade names of $2.0 million with a remaining useful life of 7 years, contracts and backlog of $3.0 million with an estimated useful life of 5 years, developed technology of $2.0 million with a remaining useful life of 7 years, and a non-compete agreement valued at $0.5 million with a remaining useful life of 5 years. The goodwill recorded in this transaction is expected to be tax-deductible.

The amounts of revenue and operating income of the acquired Norden business included in the Company’s consolidated statement of operations for the three months ended March 30, 2025 were $4.8 million and $2.2 million, respectively.

A summary of the consideration paid for the acquired assets is as follows (in millions):

Common stock issued	$32.2
Holdback that may be issued at later date	6.0
Less: estimated purchase price adjustment	(1.2)
Total consideration	$37.0

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

Remaining Performance Obligations

The Company calculates revenues from remaining performance obligations as the dollar value of the remaining performance obligations on executed contracts. On March 30, 2025, the Company had approximately $1,508.1 million of remaining performance obligations. The Company expects to recognize approximately 48% of the remaining performance obligations as revenue in fiscal year 2025, an additional 25% in fiscal year 2026, and the balance thereafter.

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

As a result of the EAC process, any quarterly adjustments to revenues, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if it is determined the Company will be successful in mitigating the risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if it is determined the Company will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales, and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could affect the profitability of one or more of the Company’s contracts. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined. No cumulative catch-up adjustment on any one contract was material to the Company’s unaudited condensed consolidated financial statements for the three-month periods ended March 30, 2025, and March 31, 2024. Likewise, total cumulative catch-up adjustments were not material for the three-month periods ended March 30, 2025, and March 31, 2024.

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

Net contract assets and liabilities are as follows (in millions):

	March 30, 2025	December 29, 2024	Net Change
Contract assets	$244.3	$206.3	$38.0
Contract liabilities	$82.0	$76.3	$5.7
Net contract assets	$162.3	$130.0	$32.3

Contract assets increased $38.0 million during the three months ended March 30, 2025, primarily due to higher unbilled receivables, net during the three months ended March 30, 2025. There were no significant impairment losses related to any receivables or contract assets arising from the Company’s contracts with customers during the three months ended March 30, 2025. Contract liabilities increased $5.7 million during the three months ended March 30, 2025, primarily due to payments received in excess of revenue recognized on these performance obligations. For the three months ended March 30, 2025, the Company recognized revenue of $36.4 million that was previously included in the contract liabilities that existed at December 29, 2024. For the three months ended March 31, 2024 the Company recognized revenue of $43.4 million that was previously included in the contract liabilities that existed at December 31, 2023.

Disaggregation of Revenue

The following series of tables presents the Company’s revenue disaggregated by several categories. For the majority of contracts, revenue is recognized over time as work is performed on the contract.

Revenue by contract type was as follows (in millions):

	Three Months Ended
	March 30, 2025	March 31, 2024
Kratos Government Solutions
Fixed price	$166.5	$145.7
Cost plus fee	58.0	58.6
Time and materials	15.0	13.5
Total Kratos Government Solutions	239.5	217.8
Unmanned Systems
Fixed price	52.6	43.9
Cost plus fee	9.8	13.5
Time and materials	0.7	2.0
Total Unmanned Systems	63.1	59.4
Total Revenues	$302.6	$277.2

Revenue by customer was as follows (in millions):

	Three Months Ended
	March 30, 2025	March 31, 2024
Kratos Government Solutions
U.S. Government (1)	$149.4	$135.1
International (2)	55.3	50.7
U.S. Commercial and other customers	34.8	32.0
Total Kratos Government Solutions	239.5	217.8
Unmanned Systems
U.S. Government (1)	56.1	55.8
International (2)	5.8	2.4
U.S. Commercial and other customers	1.2	1.2
Total Unmanned Systems	63.1	59.4
Total Revenues	$302.6	$277.2
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

Revenue by Geographic Area was as follows (in millions):

	Three Months Ended
	March 30, 2025	March 31, 2024
United States	$239.0	$221.0
Other North America	5.9	4.3
Asia Pacific	15.8	16.9
Middle East	15.7	14.1
Europe	14.8	12.8
Other	11.4	8.1
Total Revenues	$302.6	$277.2

Note 4. Goodwill and Intangible Assets

(a)    Goodwill

    The carrying amounts of goodwill as of March 30, 2025 and December 29, 2024 by reportable segment are as follows (in millions):

	As of March 30, 2025
	KGS	US	Total
Gross value	$712.1	$138.6	$850.7
Less accumulated impairment	239.5	13.8	253.3
Net	$472.6	$124.8	$597.4

	As of December 29, 2024
	KGS	US	Total
Gross value	$683.6	$138.6	822.2
Less accumulated impairment	239.5	13.8	253.3
Net	$444.1	$124.8	$568.9

(b)    Purchased Intangible Assets

The following table sets forth information for finite-lived and indefinite-lived intangible assets (in millions):

	As of March 30, 2025			As of December 29, 2024
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$83.4	$(66.0)	$17.4	$80.9	$(65.3)	$15.6
Contracts and backlog	56.1	(44.3)	11.8	53.1	(43.2)	9.9
Non-compete Agreements	0.5	—	0.5	—	—	—
Developed technology and technical know-how	35.7	(29.7)	6.0	33.7	(29.4)	4.3
Trade names	5.8	(3.1)	2.7	3.8	(3.1)	0.7
In-process research and development	16.8	(0.5)	16.3	16.8	(0.4)	16.4
Total finite-lived intangible assets	198.3	(143.6)	54.7	188.3	(141.4)	46.9
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$205.2	$(143.6)	$61.6	$195.2	$(141.4)	$53.8

Consolidated amortization expense related to intangible assets subject to amortization was $2.2 million and $2.1 million for the three months ended March 30, 2025 and March 31, 2024, respectively.
The estimated future amortization expense of acquired intangible assets with finite lives for the remainder of 2025 and the next five fiscal years, and thereafter as of March 30, 2025 is as follows (in millions):

Amount
2025	$7.9
2026	10.7
2027	9.0
2028	6.1
2029	6.2
Thereafter	$14.8

Note 5. Inventoried Costs

Inventoried costs, consisted of the following components (in millions):

	March 30, 2025	December 29, 2024
Raw materials	$99.5	$90.1
Work in process	72.1	67.7
Finished goods	4.4	4.3
Total inventoried costs	$176.0	$162.1

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

Diluted net income per share for the three months ended March 30, 2025 includes the dilutive effect of an aggregate of 2.1 million shares of the Company’s common stock granted to employees under stock-based compensation plans. Diluted net income per share for the three months ended March 31, 2024 excludes the dilutive effects of awards granted to employees under stock-based compensation plans of 1.9 million shares because their inclusion would have been anti-dilutive.

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

    The components of lease expense were as follows (in millions):

	Three Months Ended
	March 30, 2025	March 31, 2024
Amortization of right of use assets - finance leases	$0.8	$0.8
Interest on lease liabilities - finance leases	0.8	0.8
Operating lease cost	3.6	3.5
Short-term lease cost	0.4	0.4
Sublease income	(0.1)	—
Total lease cost	$5.5	$5.5

The components of leases on the balance sheet were as follows (in millions):

	March 30, 2025	December 29, 2024
Operating leases:
Operating lease right-of-use assets	$41.5	$37.6
Current portion of operating lease liabilities	$12.0	$11.3
Operating lease liabilities, net of current portion	$33.1	$29.8
Finance leases:
Property, plant and equipment, net	$56.8	$57.6
Other current liabilities	$2.0	$1.9
Other long-term liabilities	$63.9	$64.4

Cash paid for amounts included in the measurement of lease liabilities was as follows (in millions):

	Three Months Ended
	March 30, 2025	March 31, 2024
Finance lease - cash paid for interest	$0.8	$0.8
Finance lease - financing cash flows	$0.4	$0.3
Operating lease - operating cash flows (fixed payments)	$3.4	$3.6

Other supplemental noncash information (in millions):

	Three Months Ended
	March 30, 2025	March 31, 2024
Operating lease liabilities arising from obtaining right-of-use assets	$6.8	$0.2
Finance lease liabilities arising from obtaining right-of-use assets	$—	$0.4

	March 30, 2025	March 31, 2024
Weighted-average remaining lease term (in years):
Operating leases	4.16	4.43
Finance leases	13.56	14.58

Weighted-average discount rate:
Operating leases	5.14%	4.92%
Finance leases	6.35%	6.35%

The maturity of lease liabilities is (in millions):

	Operating Leases	Finance Leases
2025 (1)	$10.7	$4.1
2026	12.8	6.2
2027	11.4	6.3
2028	7.8	6.5
2029	3.8	6.5
Thereafter	3.6	74.6
Total lease payments	50.1	104.2
Less: imputed interest	(5.0)	(38.3)
Total present value of lease liabilities	$45.1	$65.9
(1) Excludes the three months ended March 30, 2025.

Note 8. Income Taxes

The provision for income taxes and the effective income tax rate are as follows:

	For the Three Months Ended
$ in millions	March 30, 2025	March 31, 2024
Federal, state and foreign income tax expense	$0.9	$2.7
Effective income tax rate	17.26%	66.95%

The Company’s first quarter 2025 effective tax rate (ETR) decreased to 17.26% from 66.95% in the prior year period principally due to increased tax benefits related to stock based compensation. The effective rate for the three months ended March 30, 2025 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee share based compensation partially offset by nondeductible expenses. The effective rate for the three months ended March 31, 2024 was higher than the federal statutory rate of 21% primarily due to nondeductible expenses partially offset by excess tax benefits from employee share based compensation.

The Company calculates its interim income tax provision in accordance with ASC Topic 270, “Interim Reporting,” and ASC Topic 740, “Accounting for Income Taxes.” In 2025, the Company calculated the provision for income taxes during the interim reporting period by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Prior to 2025, a discrete effective tax rate method was used since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate.

As of March 30, 2025, the Company had $25.4 million of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at March 30, 2025 are $22.8 million that, if recognized, would impact the Company’s effective income tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the three months ended March 30, 2025 and March 31, 2024, the Company recorded an expense of $0.1 million in each period. For the three months ended March 30, 2025 and March 31, 2024, there was no material benefit recorded related to the removal of interest and penalties.

The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. Pillar 2 did not have a significant impact on our 2025 effective tax rate and we do not currently expect Pillar 2 to have a material impact on our effective tax rate or our consolidated results of operation, financial position, and cash flows going forward.

Note 9. Debt

(a) 2022 Credit Facility

On February 18, 2022, the Company completed the refinancing of its then-outstanding $90 million revolving credit facility and $300 million 6.5% Senior Secured Notes, with a new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A (collectively, the “2022 Credit Facility”). The Company incurred debt issuance costs of $3.3 million associated with the 2022 Credit Facility. As of March 30, 2025, the Company has made an aggregate of $17.5 million in principal payments on Term Loan A and has no amounts outstanding under the Revolving Credit Facility, with $200.0 million remaining in borrowing capacity, less approximately $8.9 million of letters of credit outstanding.

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

Mandatory amortization on the Term Loan A is 2.5% in each of the first and second years and 5.0% in each of the third, fourth and fifth years, with the remaining outstanding balance due at maturity. The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. The Company was in compliance with the covenants contained in the Credit Agreement as of March 30, 2025.

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

Term Loan and Revolving Credit Debt

Term loan and revolving credit debt and the current period interest rates are as follows (in millions):

	March 30, 2025	December 29, 2024
Term Loan A	$182.5	$185.0
Revolving credit facility	—	—
Total debt	182.5	185.0
Less current portion	10.0	10.0
Total long-term debt, less current portion	172.5	175.0
Less long-term unamortized debt issuance costs - term loans	0.3	0.4
Total long-term debt, net of unamortized debt issuance costs - term loans	$172.2	$174.6
Unamortized debt issuance costs - revolving credit facility	$0.3	$0.4
Current period interest rate	5.7%	5.9%

Future long-term debt principal payments at March 30, 2025 were as follows (in millions):

2025	$10.0
2026	10.0
2027	162.5
$182.5

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

There were not any significant intersegment sales, cost of sales and profit for the three month periods ended March 30, 2025 and March 31, 2024.

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

(a)    Summary Operating Results

The tables below provide information about the Company’s reportable segments. In these tables total segment operating income (loss) of the reportable business segments is reconciled to the corresponding consolidated amount. “Unallocated amounts” includes costs for merger and acquisition expenses, stock-based compensation expenses, interest expense (net), and other income (expense) items not considered part of management’s evaluation of segment operating income (loss). See Note 3 (Revenue Recognition) to these condensed consolidated financial statements for segment revenues disaggregated by contract type, customer and geographic region. The summary operating results for the Company’s reportable segments for the three month periods ended March 30, 2025 and March 31, 2024, are as follows (in millions):

Quarter Ended March 30, 2025	Kratos Government Solutions	Unmanned Systems	Totals
Service revenues	$100.7	$1.7	$102.4
Product sales	138.8	61.4	200.2
Total revenues	239.5	63.1	302.6
Cost of service revenue	74.5	1.2	75.7
Cost of product sales	101.4	51.9	153.3
Total cost of sales	175.9	53.1	229.0
Selling, general & administrative expenses	37.0	11.3	48.3
Research & development expenses	9.6	0.4	10.0
Total segment operating income	17.0	(1.7)	15.3
Reconciliation of segment operating income
Unallocated amounts:
Stock compensation expense			(8.7)
Interest expense, (net)			(0.9)
Other expense, net			(0.3)
Income before income taxes			$5.4

Revenues from foreign customers were approximately $61.1 million or 20% of total revenue for the three months ended March 30, 2025. Revenues from any one foreign country did not exceed 10% of total revenues.

Quarter Ended March 31, 2024	Kratos Government Solutions	Unmanned Systems	Totals
Service revenues	$104.6	$1.9	$106.5
Product sales	113.2	57.5	170.7
Total revenues	217.8	59.4	277.2
Cost of service revenue	77.8	1.4	79.2
Cost of product sales	80.6	46.4	127.0
Total cost of sales	158.4	47.8	206.2
Selling, general & administrative expenses	34.5	10.7	45.2
Research & development expenses	8.3	1.3	9.6
Restructuring expenses and other	—	—	—
Total segment operating income	16.6	(0.4)	16.2
Reconciliation of segment operating income
Unallocated amounts:
Stock compensation expense			(9.2)
Interest expense, (net)			(2.8)
Other expense, net			(0.2)
Income before income taxes			$4.0

Revenues from foreign customers were approximately $53.1 million or 19% of total revenue for the three months ended March 31, 2024. Revenues from any one foreign country did not exceed 10% of total revenues.

(b) Capital Expenditures (in millions):	Quarter Ended
	March 30, 2025	March 31, 2024
Kratos Government Solutions	$13.6	$9.5
Unmanned Systems	9.0	7.1
Total reportable segment capital expenditures	22.6	16.6
Corporate capital expenditures	—	—
Total capital expenditures	$22.6	$16.6

`

(c) Depreciation and Amortization (in millions):	Quarter Ended
	March 30, 2025	March 31, 2024
Kratos Government Solutions	$7.1	$6.1
Unmanned Systems	3.3	3.2
Total depreciation and amortization	$10.4	$9.3

d) Reportable Segment Assets are as follows (in millions):	March 30, 2025	December 29, 2024
Kratos Government Solutions	$1,348.0	$1,250.4
Unmanned Systems	399.8	385.7
Total reportable segment assets	1,747.8	1,636.1
Corporate assets(1)	257.1	314.8
Total assets	$2,004.9	$1,950.9

(1)Corporate assets primarily include cash and cash equivalents, deferred income tax assets, and property, plant and equipment used in our corporate operations.

Assets of foreign subsidiaries in the KGS segment were $230.7 million and $193.6 million as of March 30, 2025 and March 31, 2024, respectively. Assets from any one foreign country did not exceed 10% of total assets.

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

Prior to the purchase of the remaining shares of KTT Core, the Company adjusted the carrying value of the redeemable noncontrolling interest based on an allocation of subsidiary earnings based on ownership interest. Redeemable noncontrolling interest is recorded outside of permanent equity at the higher of its carrying value or management’s estimate of the amount (the “Redemption Amount”) that the Company could be required to pay in connection with the Put Right. Adjustments to the Redemption Amount had a corresponding effect on net income per share attributable to Kratos shareholders. For the three month period ended March 31, 2024, the Company recorded an adjustment of $0.5 million to decrease the carrying value of the redeemable noncontrolling interest to the estimated Redemption Amount. As a result of the Company’s acquisition of the remaining 9.95% of the issued and outstanding shares of capital stock of KTT Core on June 21, 2024, the carrying value of the redeemable noncontrolling interest was reduced to zero.

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

Note 13. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales contracted through the U.S. Government, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $205.5 million and $190.9 million, or 68% and 69% of total Kratos revenue, for the three months ended March 30, 2025 and March 31, 2024, respectively.

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

Forward Exchange Contracts

Changes in the fair values of the foreign currency exchange contracts are recorded each period in earnings. As of March 30, 2025, the Company did not use hedge accounting for its foreign currency exchange contracts. The notional value of the Company’s foreign currency exchange contracts at March 30, 2025 was $31.2 million. At March 30, 2025, the fair value amounts of the foreign currency exchange contracts were a $0.2 million asset and a $0.3 million liability. The net gain from these forward exchange contracts was $0.2 million for the three months ended March 30, 2025, and is included in other expense. The notional value of the Company’s foreign currency exchange contracts at December 29, 2024, was $24.5 million. At December 29, 2024, the fair value amounts of the foreign currency exchange contracts were a $0.2 million asset and a $0.1 million liability.

Cash Flow Hedge

On April 28, 2023, the Company entered into an interest rate swap contract with an initial notional amount of $195.0 million to manage the variability of cash flows associated with the Term Loan A. The interest rate swap contract matures on May 1, 2026 and requires periodic interest rate settlements. The swap is at a fixed SOFR of 3.721% and settles monthly on the last day of each calendar month. The Company has designated the interest rate swap contract as a cash flow hedge and assesses the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. Changes in fair value (gains and losses) related to derivative financial instruments that qualify as cash flow hedges are deferred in Accumulated Other Comprehensive Income (Loss) (“AOCI”) until the underlying transaction is reflected in earnings. The net gain reclassed from AOCI from the interest rate swap reflected in earnings was $0.3 million for the three months ended March 30, 2025, respectively, and is recorded as an offset to interest expense. The net gain reclassed from AOCI from the interest rate swap reflected in earnings was $0.8 million for the three months ended March 31, 2024, respectively, and is recorded as an offset to interest expense.

The fair value of this derivative represents the discounted value of the expected future discounted cash flows for the interest rate swap, based on the amortization schedule and the current forward curve for the remaining term of the contract, as of the date of each reporting period (in millions):

	March 30, 2025		December 29, 2024
	Notional Value	Fair Value	Notional Value	Fair Value
Interest rate swap contract designated as a cash flow hedge, net of taxes	$182.5	$0.3	$185.0	$0.8

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” relating to our future financial performance, the market for our services and our opportunities. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements reflect our current beliefs, expectations and projections, are based on assumptions, and are subject to known and unknown risks and uncertainties that could cause our actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of these factors are beyond our ability to control or predict. As a result, you should not place undue reliance on forward-looking statements. Important risks and uncertainties that could cause our actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, but are not limited to: changes, cutbacks or delays in spending by the U.S. Department of Defense may occur which could cause delays or cancellations of key government contracts; delays to or the cancellation of our projects as a result of protest actions submitted by our competitors; changes in federal government (or other applicable) procurement laws, regulations, policies and budgets; the availability of government funding for the Company’s products and services due to performance, cost growth, or other factors; changes in government and customer priorities and requirements; the potential of the current economic environment to adversely impact our business; currently unforeseen risks associated with any public health crisis; risks related to natural disasters or severe weather; changes in the scope or timing of our projects; the timing, rescheduling or cancellation of significant customer contracts and agreements, or consolidation by or the loss of key customers; risks of adverse regulatory action or litigation; risks related to our international operations; risks associated with debt leverage; failure to successfully achieve our integration, cost reduction or divestiture strategies; risks related to security breaches, cybersecurity attacks or other significant disruptions of our information systems; and competition in the marketplace, which could reduce revenues and profit margins, as well as the additional risks and uncertainties described in this Quarterly Report on Form 10-Q, in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2025 (the “Form 10-K”), and in other reports that we have filed with the SEC. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except as required by law, we assume no responsibility for updating any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Industry Update

On November 5, 2024, the U.S. Presidential and Congressional elections occurred, with Donald Trump being elected President of the United States, and the Republican party controlling the Senate and the House of Representatives. President Trump took office on January 20, 2025, and the new Congress and Senate were seated on January 3, 2025. On March 14, 2025 the Senate voted to pass the “Full-Year Continuing Appropriations and Extensions Act of 2025” (H.R. 1968) to further extend appropriations and avert a government shutdown through the end of fiscal year 2025 on September 30. This CRA largely extends fiscal year 2024 spending levels, including certain limited flexibility to reallocate certain program funds, and, according to the Congressional Budget Office, would allow for $1.6 trillion in discretionary spending in FY 2025, with $893 billion for defense (an approximately $6 billion increase) and $708 billion for non-defense spending (an approximately $13 billion reduction).) Additionally, both the Senate and the House are working on a reconciliation bill, which would increase defense funding by up to an additional $150 billion, if passed by Congress and approved by the President. The President and Secretary of Defense also recently stated that the Trump Administration will be submitting a $1 trillion FY 2026 national security budget, as part of the Administration’s rebuilding of the U.S. military and its focus on lethality.

The potential challenges presented by the recent elections, Presidential and Congressional changes, the CRA, proposed new tariffs, the current budgetary and deficit funding environment, the Trump Administration’s stated fiscal policies, including the extension and potential expansion of reduced federal tax rates, Israel, Ukraine and Taiwan funding support, continuing heightened levels of inflation, ongoing supply chain disruption, and the challenging appropriations process, among other items, all continue to create significant short and long-term risks to the industry and the Company. Additionally, the Trump Administration has recently executed certain executive orders directly related to significantly changing the current DoD procurement policies and procedures, and the Federal Acquisition Regulations, the potential impact of which such changes, if effected either by executive orders or changes to the relevant law, to the industry, and to Kratos, is unknown at this time.

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

We also continue to be affected by various unfavorable macroeconomic conditions including adverse supply chain disruptions that continue throughout the industry and for us, and related delays in the receipt and delivery of materials, parts, supplies, etc., which in certain instances and for certain items is significant. To mitigate the impact of these delays, we have implemented advanced and larger lot purchases of certain materials and parts which has resulted in an increased use of our working capital, which is expected to continue. In addition, inflation and the related increased costs of inputs needed to execute our business, including materials, parts, supplies, consultants, subcontractors, vendors, etc., have significantly increased our business costs and have adversely impacted our operations, profit margins and financial forecasts.

Also, an industry wide shortage of qualified labor, and the cost of that labor for the Company and its labor base is a significant operational challenge. The cost of labor has increased significantly and current challenges in hiring, obtaining and retaining employees, including those employees requiring National Security clearances, is adversely impacting Kratos’ ability to execute its business. The challenge of retaining skilled experienced production personnel has continued to negatively impact our operating margins, especially on our longer-term firm fixed-priced production contracts. There is also a significant industry wide labor shortage, including in the Science, Technology, Engineering, and Math (STEM) discipline areas, and also including employees willing and/or able to obtain National Security clearances, and for high level manufacturing and production disciplines.

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

We do believe that our business is well-positioned, including in areas that the Trump Administration, the DoD, national security related and other customers currently indicate are priorities for future defense spending. As noted above, we believe that there is a generational recapitalization of weapon systems occurring with the U.S. and its allies to address peer and near peer threats, including Russia, China, North Korea and Iran, and the Company’s positioning as a proven provider of military grade hardware, systems and software to address these threats for and with our customers and partners is recognized in the industry. We believe that the Company’s military grade hardware, software and solution offerings, including jet unmanned aerial drones, rocket and hypersonic systems, C5ISR and air defense systems, jet engine and propulsion systems for missiles, drones, hypersonic and supersonic vehicles, microwave electronics for missile, radar and air defense systems and training systems, address mission critical priority areas of the DoD.

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

Comparison of Results for the Three Months Ended March 30, 2025 to the Three Months Ended March 31, 2024

Revenues.  Revenues by reporting segment for the three months ended March 30, 2025 and March 31, 2024 are as follows (dollars in millions):

	March 30, 2025	March 31, 2024	$ change	% change
Kratos Government Solutions
Service revenues	$100.7	$104.6	$(3.9)	(3.7)%
Product sales	138.8	113.2	25.6	22.6%
Total Kratos Government Solutions	$239.5	$217.8	$21.7	10.0%
Unmanned Systems
Service revenues	$1.7	$1.9	$(0.2)	(10.5)%
Product sales	61.4	57.5	3.9	6.8%
Total Unmanned Systems	63.1	59.4	3.7	6.2%
Total revenues	$302.6	$277.2	$25.4	9.2%

Total service revenues	$102.4	$106.5	$(4.1)	(3.8)%
Total product sales	200.2	170.7	29.5	17.3%
Total revenues	$302.6	$277.2	$25.4	9.2%

Revenues increased $25.4 million to $302.6 million for the three months ended March 30, 2025 from $277.2 million for the three months ended March 31, 2024. Revenues in our KGS segment increased $21.7 million primarily due to increased revenues across all business units, with the most notable organic revenue increases in our C5ISR, Defense Rocket Support and microwave products businesses as well as growth in our turbine technologies and space, satellite and cyber business, and the contribution of $4.8 million in revenue from the recent acquisition of certain assets from Norden Millimeter, Inc.. Revenues in our US segment increased $3.7 million to $63.1 million for the three months ended March 30, 2025, reflecting the increased target drone production activity during the quarter ended March 30, 2025.

Product sales increased $29.5 million to $200.2 million for the three months ended March 30, 2025 from $170.7 million for the three months ended March 31, 2024, primarily as a result of increased production in our US segment. As a percentage of total consolidated revenues, product sales were 66.2% for the three months ended March 30, 2025 as compared to 61.6% for the three months ended March 31, 2024. Service revenues decreased by $4.1 million to $102.4 million for the three months ended March 30, 2025 from $106.5 million for the three months ended March 31, 2024, primarily related to decreased activity in our space, training and cyber business in our KGS segment.

Cost of Revenues.  Cost of revenues increased $22.8 million to $229.0 million for the three months ended March 30, 2025 from $206.2 million for the three months ended March 31, 2024. The increase in cost of revenues was primarily related to the increased revenues as well the impact of increased labor and material costs, with the most notable increased activity in our Unmanned Systems segment.

Gross Margin.  Gross margin decreased to 24.3% for the three months ended March 30, 2025 from 25.6% for the three months ended March 31, 2024. Margins on services increased to 26.1% for the three months ended March 30, 2025 from 25.6% for the three months ended March 31, 2024. Margins on products decreased to 23.4% for the three months ended March 30, 2025 from 25.6% for the three months end March 31, 2024. Margins in the KGS segment decreased to 26.6% for the three months ended March 30, 2025 from 27.3% for the three months ended March 31, 2024. Margins in the US segment decreased to 15.8% for the three months ended March 30, 2025 from 19.5% for the three months ended March 31, 2024, primarily due to a less favorable mix of products produced and shipped, and from the impact of increased labor and material costs in the three months ended March 30, 2025, which are not recoverable under multi-year fixed priced contracts.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expenses increased $2.6 million to $57.0 million for the three months ended March 30, 2025 from $54.4 million for the three months ended March 31, 2024 due primarily to the increased revenue volume and headcount. As a percentage of revenues, SG&A decreased to 18.8% at March 30, 2025 from 19.6% at March 31, 2024.

Research and Development (“R&D”) Expenses.  R&D expenses increased $0.4 million to $10.0 million for the three months ended March 30, 2025 from $9.6 million for the three months ended March 31, 2024, primarily due to increased development efforts in our space and satellite communications business and our microwave products businesses partially offset with decreases in our unmanned systems. As a percentage of revenues, R&D decreased to 3.3% for the three months ended

March 30, 2025 from 3.5% for the three months ended March 31, 2024. R&D expenses are made by the Company, typically in conjunction with our customers, for the Company to achieve a “first to market” position with our products or technology. We also invest in R&D expenses to achieve market leading “designed in” positions on major programs, platforms or systems.

Total Other Expense, Net.  The total other expense, net was $1.2 million for the three months ended March 30, 2025 and $3.0 million for the three months ended March 31, 2024. This decrease in total other expense, net of $1.8 million was primarily related to a decrease in interest expense of $1.0 million as a result of the reduction of debt and the interest rate hedge entered into during the third quarter of 2023 on the Company’s Term Loan A, and an increase in interest income of $0.9 million in the three months ended March 30, 2025, resulting from the increased cash balances following the February 27, 2024 stock offering which raised approximately $331.2 million in net proceeds.

Provision for Income Taxes. Income tax expense decreased $1.8 million to $0.9 million for the three months ended March 30, 2025 from $2.7 million for the three months ended March 31, 2024, primarily as a result of increased tax benefits related to stock based compensation, as well as a change in the tax rate method used to estimate our interim tax provision. For the three months ended March 30, 2025, the Company utilized the annual effective tax rate method based on the forecasted information provided. For the three months ended March 31, 2024, the Company utilized the discrete effective tax rate method. The discrete method is applied when it is not possible to reliably estimate our full year effective tax rate due to significant permanent differences in relation to pre-tax book income, resulting in significant variability to our effective tax rate.

Backlog

On March 30, 2025, we had approximately $1,508.1 million of total backlog, of which $1,173.6 million was funded. We expect to recognize approximately 48% of the remaining total backlog as revenue in fiscal year 2025, an additional 25% in fiscal year 2026 and the balance thereafter. Our comparable total backlog balance as of March 31, 2024, was approximately $1,272.8 million, of which $1,043.9 million was funded. Backlog as of March 30, 2025 as compared to March 31, 2024 has increased primarily as a result of contract awards in our Microwave Products, C5ISR, Defense and Rocket Support and Unmanned Systems businesses.

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

Liquidity and Capital Resources

As of March 30, 2025, we had cash and cash equivalents of $263.7 million compared with cash and cash equivalents of $329.3 million as of December 29, 2024, which includes $27.9 million and $40.2 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, however, earnings of these foreign subsidiaries are essentially considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the United States they could be repatriated, and their repatriation into the United States may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

Our total long-term debt decreased from $185.0 million at December 29, 2024 to $182.5 million at March 30, 2025, reflecting the $2.5 million in aggregate principal payments we have made on the Term Loan A during the three months ended
March 30, 2025. On February 18, 2022, we completed the refinancing of our outstanding $90 million revolving credit facility and $300 million of Senior Secured Notes, with a new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A. As of March 30, 2025, the Company has made an aggregate of $17.5 million of principal payments on Term Loan A, and has no amounts outstanding under the new Revolving Credit Facility, with $200.0 million remaining in borrowing capacity, less approximately $8.9 million for outstanding letters of credit (as more fully described in Note 9 of the accompanying unaudited condensed consolidated financial statements).

We use our operating cash flow to finance trade accounts receivable, fund necessary increases in inventory including increasing inventory stock levels and advance buys in larger lot sizes to gain pricing benefits where possible, in order to mitigate the impact of supply chain disruptions and price increases, utilize working capital to fund revenue growth, fund prepayments required for long lead items necessary for production, fund internal investments of engineering and software development costs, fund capital expenditures, our internal research and development investments and our ongoing operations, service our debt, enhance our security infrastructure, including cyber security infrastructure, and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services because a number of our receivables are contractually billable and due to us only when certain contractual milestones are achieved. Financing increases in inventory balances are necessary to fulfill shipment requirements to meet delivery schedules of our customers, to fund advanced inventory purchases to mitigate supply chain disruptions, and to fund production for work in progress and increased inventory levels and prepayments for long-lead materials related to production and revenue growth. These financing requirements have increased and have recently negatively impacted our operating cash flows due to actions we have taken to advance inventory purchases in an attempt to mitigate supply chain disruptions and to bolster our inventory levels. For the three months ended March 30, 2025, approximately $12.8 million of operating cash flow use was related to increases in prepaid expenses and other assets which also include certain vendor prepayments and deposits related to the procurement of long-lead materials and inventory. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our days sales outstanding (“DSO”) have increased from 104 days as of December 29, 2024 to 109 days at March 30, 2025, primarily reflecting the timing of outstanding contractual billing milestones. Our DSO's are impacted by the achievement of contractual billing milestones such as equipment shipments and deliveries on certain products, and for certain flight requirements that must be fulfilled on certain aerial target programs, or final milestone billings which are not due until completion on certain projects, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time.

A summary of our net cash provided by (used in) operating activities, investing activities, and financing activities from our condensed consolidated statements of cash flows is as follows (in millions):

	Three Months Ended
	March 30, 2025	March 31, 2024
Net cash provided by (used in) operating activities	$(29.2)	$0.7
Net cash used in investing activities	(22.6)	(16.6)
Net cash provided by (used in) financing activities	(14.5)	282.6

Net cash used in operating activities was $29.2 million for the three months ended March 30, 2025. Net cash used in operating activities for the three months ended March 30, 2025 was primarily a result of net income of $4.5 million and changes in net working capital accounts of $56.0 million partially offset by noncash charges of $22.3 million which includes stock compensation, depreciation and amortization. Net cash provided by operating activities was $0.7 million for the three months ended March 31, 2024. Net cash provided by operating activities from continuing operations for the three months ended March 31, 2024 was primarily a result of the net gain of $1.3 million and changes in net working capital accounts of $22.3 million partially offset by noncash charges of $21.7 million which includes stock compensation, depreciation and amortization.

Net cash used in investing activities was $22.6 million for the three months ended March 30, 2025 and is comprised of $22.6 million in capital expenditures. During the three months ended March 30, 2025, capital expenditures of approximately $8.3 million were incurred in our US business, primarily related to our unmanned tactical initiative. We expect our capital expenditures for fiscal year 2025 to continue to be significant for investments we are making, specifically in our US business totaling approximately $35 to $40 million, including approximately $18 to $22 million for capital aerial targets and related support equipment. The Company is currently producing or anticipates producing several versions of the Valkyrie within the 24 unit production, based on routine communications with the customers, which mix and ultimate duration of the 24 Lot Build may change as a result. Net cash used in investing activities for the three months ended March 31, 2024 is comprised of $16.6 million in capital expenditures. During the three months ended March 31, 2024, capital expenditures of approximately $6.8 million were incurred in our US business, primarily related to our unmanned tactical initiative.

Net cash used in financing activities was $14.5 million for the three months ended March 30, 2025, which included $2.5 million of principal payments on our Term Loan A, payroll withholding taxes paid from vested restricted stock traded for taxes of $16.2 million and payments made on financing lease obligations of $0.4 million. These uses were partially offset by employee stock purchase plan receipts of $4.6 million, Net cash provided by financing activities was $282.6 million for the three months ended March 31, 2024, which included employee stock purchase plan receipts of $3.6 million and net proceeds from the issuance of common stock of approximately $330.7 million. These proceeds were partially offset by $1.3 million of principal payments on our Term Loan A and a $45.0 million payment (partially offset by a $10.0 million draw) on our Revolving Credit Facility, payroll withholding taxes paid from vested restricted stock traded for taxes of $15.1 million and payments made on financing lease obligations of $0.3 million.

Contractual Obligations and Commitments

2022 Credit Facility

    On February 18, 2022, the Company completed the refinancing of its then-outstanding $90 million revolving credit facility and $300 million Senior Secured Notes, with a new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A. The Company incurred debt issuance costs of $3.3 million associated with the 2022 Credit Facility. As of March 30, 2025, the Company has made an aggregate of $17.5 million of principal payments on Term Loan A. As of March 30, 2025, the Company has no amounts outstanding under the Revolving Credit Facility, with $200.0 million remaining in borrowing capacity, less approximately $8.9 million for outstanding letters of credit.

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

Mandatory amortization on the Term Loan A is 2.5% in each of the first and second years and 5.0% in each of the third, fourth and fifth years, with the remaining outstanding balance due at maturity. The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. The Company was in compliance with the covenants contained in the Credit Agreement as of March 30, 2025.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Since December 29, 2024, there have been no material changes in the quantitative or qualitative aspects of our market risk profile. For additional information regarding our exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 that we filed with the SEC on February 26, 2025.

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

    Not applicable.

Item 5.  Other Information.

(c)    Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as described in the table below:

Name	Title	Action	Applicable Date	Expiration Date	Rule 10b5-1 Trading Arrangement? (Y/N)(1)	Aggregate Number of Securities Subject to Trading Arrangement
Marie Mendoza	Senior Vice President, General Counsel	Adopted	3/17/2025	9/30/2026	Y	24,473
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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ MARIA CERVANTES DE BURGREEN
Maria Cervantes de Burgreen
Vice President and Corporate Controller
(Principal Accounting Officer)
Date:	May 7, 2025