Form 10-Q
period 2025-06-29
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2025-08-07
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of August 1, 2025, 168,794,500 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2025

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)

	June 29, 2025
	(Unaudited)	December 29, 2024
Assets
Current assets:
Cash and cash equivalents	$783.6	$329.3
Accounts receivable, net	142.2	117.5
Unbilled receivables, net	256.6	206.3
Inventoried costs, net	177.8	162.1
Prepaid expenses	14.5	18.0
Other current assets	54.2	38.9
Total current assets	1,428.9	872.1
Property, plant and equipment, net	311.8	288.2
Operating lease right-of-use assets, net	40.6	37.6
Goodwill	598.8	568.9
Intangible assets, net	58.9	53.8
Other assets	146.7	130.3
Total assets	$2,585.7	$1,950.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$97.6	$82.0
Accrued expenses	48.4	38.8
Accrued compensation	71.7	71.9
Billings in excess of costs and earnings on uncompleted contracts	77.3	76.3
Current portion of operating lease liabilities	11.9	11.3
Current portion of finance lease liabilities	2.1	1.9
Other current liabilities	13.4	14.5
Total current liabilities	322.4	296.7
Long-term debt, net of current portion	169.8	174.6
Operating lease liabilities, net of current portion	32.2	29.8
Finance lease liabilities, net of current portion	63.3	64.4
Other long-term liabilities	38.0	32.2
Total liabilities	625.7	597.7
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at June 29, 2025 and December 29, 2024	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 168,555,887 and 151,092,292 shares issued and outstanding at June 29, 2025 and December 29, 2024, respectively	0.2	0.2
Additional paid-in capital	2,613.5	2,017.4
Accumulated other comprehensive income (loss)	2.8	(0.5)
Accumulated deficit	(656.5)	(663.9)
Total stockholders’ equity	1,960.0	1,353.2
Total liabilities and stockholders’ equity	$2,585.7	$1,950.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Service revenues	$134.9	$106.5	$237.3	$213.0
Product sales	216.6	193.6	416.8	364.3
Total revenues	351.5	300.1	654.1	577.3
Cost of service revenues	107.2	77.0	182.9	156.2
Cost of product sales	170.5	145.9	323.8	272.9
Total costs	277.7	222.9	506.7	429.1
Gross profit	73.8	77.2	147.4	148.2
Selling, general and administrative expenses	59.9	54.5	116.9	108.9
Research and development expenses	10.2	10.2	20.2	19.8
Operating income	3.7	12.5	10.3	19.5
Other income (expense):
Interest income (expense), net	(1.2)	0.1	(2.1)	(2.7)
Other income (expense), net	2.1	0.1	1.8	(0.1)
Total other income (expense), net	0.9	0.2	(0.3)	(2.8)
Income before income taxes	4.6	12.7	10.0	16.7
Provision for income taxes	1.7	4.8	2.6	7.5
Net income	$2.9	$7.9	$7.4	$9.2

Basic income per common share	$0.02	$0.05	$0.05	$0.06
Diluted income per common share	$0.02	$0.05	$0.05	$0.06

Weighted average common shares outstanding:
Basic	155.7	151.8	154.9	146.4
Diluted	157.4	153.5	156.9	147.5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net income	$2.9	$7.9	$7.4	$9.2
Change in unrealized cash flow hedge (net of taxes of $0.0 million and $0.1 million for the three and six month period ended June 29, 2025 and $0.1 million and $0.5 million for the three and six month period ended June 30, 2024)	—	—	(0.5)	1.3
Change in cumulative translation adjustment	2.7	(0.6)	3.8	(1.5)
Comprehensive income	$5.6	$7.3	$10.7	$9.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended June 29, 2025 and June 30, 2024
(in millions)
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, March 31, 2024	$22.5	150.0	$0.2	$1,982.7	$2.1	$(678.9)	$1,306.1
Stock-based compensation	—	—	—	6.6	—	—	6.6
Restricted stock issued and related taxes	—	0.1	—	(2.0)	—	—	(2.0)
Net income	—	—	—	—	—	7.9	7.9
Other comprehensive loss, net of tax	—	—	—	—	(0.6)	—	(0.6)
Changes in noncontrolling interest	(22.5)	0.6	—	11.3	—	—	11.3
Balance, June 30, 2024	$—	150.7	$0.2	$1,998.6	$1.5	$(671.0)	$1,329.3

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amounts
Balance, March 30, 2025	153.3	$0.2	$2,046.7	$0.1	$(659.4)	$1,387.6
Stock-based compensation	—	—	8.6	—	—	8.6
Restricted stock issued and related taxes	0.2	—	(2.1)	—	—	(2.1)
Issuance of common stock for equity raise	15.0	—	555.9	—	—	555.9
Issuance of common stock for acquisitions	0.1	—	4.4	—	—	4.4
Net income	—	—	—	—	2.9	2.9
Other comprehensive income, net of tax	—	—	—	2.7	—	2.7
Balance, June 29, 2025	168.6	$0.2	$2,613.5	$2.8	$(656.5)	$1,960.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the six months ended June 29, 2025 and June 30, 2024
(in millions)
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 31, 2023	$22.5	129.3	$—	$1,654.5	$1.7	$(680.2)	$976.0
Stock-based compensation	—			15.8			$15.8
Issuance of common stock for employee stock purchase plan	—	0.3	—	3.6	—	—	$3.6
Restricted stock issued and related taxes	—	1.3	—	(17.1)	—	—	$(17.1)
Issuance of common stock for equity raise	—	19.2	0.2	330.5	—	—	$330.7
Gain on interest rate swap contract	—		—	—	1.3	—	$1.3
Net income	—	—	—	—	—	9.2	$9.2
Other comprehensive loss, net of tax	—	—	—	—	(1.5)	—	$(1.5)
Changes in noncontrolling interest	(22.5)	0.6	—	11.3	—	—	$11.3
Balance, June 30, 2024	$—	150.7	$0.2	$1,998.6	$1.5	$(671.0)	$1,329.3

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 29, 2024	151.1	$0.2	$2,017.4	$(0.5)	$(663.9)	$1,353.2
Stock-based compensation	—	—	17.3	—	—	17.3
Issuance of common stock for employee stock purchase plan	0.3	—	4.6	—	—	4.6
Restricted stock issued and related taxes	1.0	—	(18.3)	—	—	(18.3)
Issuance of common stock for equity raise	15.0	—	555.9	—	—	555.9
Issuance of common stock for acquisitions	1.2	—	36.6	—	—	36.6
Loss on interest rate swap contract	—	—	—	(0.5)	—	(0.5)
Net income	—	—	—	—	7.4	7.4
Other comprehensive income, net of tax	—	—	—	3.8	—	3.8
Balance, June 29, 2025	168.6	$0.2	$2,613.5	$2.8	$(656.5)	$1,960.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	June 29, 2025	June 30, 2024
Operating activities:
Net income	$7.4	$9.2
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	22.2	19.7
Deferred income taxes	—	0.1
Amortization of lease right-of-use assets	6.0	6.0
Stock-based compensation	17.3	15.8
Amortization of deferred financing costs	0.3	0.3
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(23.1)	(3.0)
Unbilled receivables	(49.9)	(6.4)
Inventoried costs	(7.3)	2.1
Prepaid expenses and other assets	(27.3)	(18.8)
Operating lease liabilities	(5.7)	(6.1)
Accounts payable	17.5	(3.6)
Accrued expenses	9.1	—
Accrued compensation	—	(1.5)
Billings in excess of costs and earnings on uncompleted contracts	(5.1)	(21.0)
Income tax receivable and payable	(0.9)	4.4
Other liabilities	(1.4)	0.8
Net cash used in operating activities	(40.9)	(2.0)
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(11.5)
Capital expenditures	(43.1)	(29.3)
Net cash used in investing activities	(43.1)	(40.8)
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	555.9	330.7
Borrowing under credit facility	—	10.0
Repayment under credit facility and term loan	(5.0)	(47.5)
Payments under finance leases	(0.9)	(0.7)
Payments of employee taxes withheld from share-based awards	(18.3)	(17.1)
Proceeds from shares issued under equity plans	4.6	3.6
Net cash provided by financing activities	536.3	279.0
Net cash provided	452.3	236.2
Effect of exchange rate changes on cash and cash equivalents	2.0	(0.8)
Net increase in cash and cash equivalents	454.3	235.4
Cash and cash equivalents at beginning of period	329.3	72.8
Cash and cash equivalents at end of period	$783.6	$308.2

Non-cash investing and financing activities:
Financing lease obligation incurred	$—	$16.8
Capital expenditures included in accounts payable and accrued expenses	4.9	2.5
Common stock issuance for purchase of noncontrolling interests	—	11.3
Common stock issuance for acquisition	$36.6	$—

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

(a)    Basis of Presentation

 The information as of June 29, 2025 and for the three and six months ended June 29, 2025 and June 30, 2024 is unaudited. The condensed consolidated balance sheet as of December 29, 2024 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 29, 2024, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2025 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

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

(c)    Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year. The three month periods ended June 29, 2025 and June 30, 2024 consisted of 13-week periods. The six month periods ended June 29, 2025 and June 30, 2024 consisted of 26-week periods. There are 52 calendar weeks in the fiscal years ending on December 28, 2025 and December 29, 2024.

(d)    Use of Estimates

There have been no significant changes in the Company’s accounting estimates for the six months ended June 29, 2025 as compared to the accounting estimates described in the Form 10-K.

(e)    Fair Value of Financial Instruments

The Company uses forward exchange contracts to manage foreign currency risks associated with certain transactions, specifically forecasted materials and salaries paid in foreign currencies. The Company also has entered into an interest rate swap contract in order to mitigate the exposure to interest rate movements associated with the Company’s Term Loan A. These derivative instruments are measured at fair value using observable market inputs such as interest rates. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At June 29, 2025, the derivative instruments were included in other current assets and other long-term liabilities on the Company's condensed consolidated balance sheets. On June 30, 2025, in anticipation of the extinguishment of all outstanding Term Loan A debt under the 2022 Credit Facility, the Company terminated the interest rate swap contract referred to above.

The carrying amounts and the related fair values of the Company’s derivative instruments measured at fair value on a recurring basis at June 29, 2025 are presented in Note 15.

The carrying value of all financial instruments, including cash equivalents, accounts receivable, unbilled receivables, accounts payable, accrued expenses, billings in excess of cost and earnings on uncompleted contracts, income taxes payable and long and short-term debt, approximated their estimated fair values at June 29, 2025 and December 29, 2024 due to the short-term nature of these instruments.

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

(g) Joint Venture Arrangements

On February 26, 2025, the Company and RAFAEL Advanced Defense Systems, Ltd. (“RAFAEL”) announced an approximate 50/50 joint venture for the establishment of a U.S.-based merchant supplier of solid rocket motors (“SRMs”) and other energetics. The new joint venture, named Prometheus Energetics (“Prometheus”), is set to be headquartered on an approximately 500-acre site near the U.S. Navy and Army facility in Crane, Indiana. Kratos and RAFAEL (through its U.S. based subsidiary RAFAEL USA) have jointly committed up to $175 million in capital for the establishment of Prometheus and required property, plant, equipment and personnel needed for the new, state-of-the-art energetics manufacturing campus and facilities. After construction of the plant and once RAFAEL’s technology transfer is completed and certified for operations, Prometheus is projected to begin production of SRMs in 2027. To date, the Company has incurred minimal amounts of expense related to the establishment of Prometheus.

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

The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The goodwill represents the value the Company expects to be created by integrating the acquired Norden assets with Kratos’ related products and customers.

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

The following table summarizes the preliminary allocation of the purchase price over the estimated fair values of the Norden assets acquired and liabilities assumed (in millions):

Accounts receivable	$1.5
Inventory	8.3
Other current assets	0.1
Property and equipment	1.7
Intangible assets	10.0
Total identifiable net assets acquired	21.6
Total identifiable net liabilities assumed	(14.5)
Goodwill	29.9
Net assets acquired	$37.0

Based on the Company’s preliminary estimate of fair value, as of February 4, 2025, net liabilities included $9.1 million of current liabilities. The identifiable intangible assets include customer relationships of $2.5 million with a remaining useful life of 7 years, trade names of $2.0 million with a remaining useful life of 7 years, contracts and backlog of $3.0 million with an estimated useful life of 5 years, developed technology of $2.0 million with a remaining useful life of 7 years, and a non-compete agreement valued at $0.5 million with a remaining useful life of 5 years. The goodwill recorded in this transaction is expected to be tax-deductible.

The amounts of revenue and operating income of the acquired Norden assets included in the Company’s consolidated statement of operations for the three months ended June 29, 2025 were $5.9 million and $0.4 million, respectively. The amounts of revenue and operating income of the acquired Norden assets included in the Company’s consolidated statement of operations for the six months ended June 29, 2025 were $10.7 million and $2.6 million, respectively.

A summary of the consideration paid for the acquired assets is as follows (in millions):

Common stock issued	$32.2
Holdback that may be issued at later date	6.0
Less: estimated purchase price adjustment	(1.2)
Total consideration	$37.0

Sierra Technical Services, Inc.

On October 3, 2023, the Company entered into an agreement to acquire all of the outstanding equity securities of aerial target drone designer Sierra Technical Services, Inc. (“STS”) pursuant to which the Company (i) issued 866,026 shares of
Kratos common stock valued at $12.8 million on October 3, 2023, (ii) an additional 42,523 shares of Kratos common stock valued at $1.1 million on October 3, 2024 and (iii) an additional 129,336 shares of Kratos common stock valued at $4.4 million on May 8, 2025 pursuant to certain holdback and earn-out provisions, in each case, to the former stockholders of STS. The Company recorded net assets of $12.6 million and goodwill of $10.7 million related to the STS acquisition. Significant assets of STS acquired by the Company included accounts receivable of $11.0 million, and identified intangibles (contracts and backlog) of $14.0 million. Significant liabilities of STS assumed by the Company included deferred revenue of $11.4 million. The operating results of the acquisition have been included in the Company’s results of operations from the effective date of the acquisition. The amount of net sales and earnings of STS included in the condensed consolidated statement of operations for the year ended December 31, 2023 are not material.

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

Remaining Performance Obligations

The Company calculates revenues from remaining performance obligations as the dollar value of the remaining performance obligations on executed contracts. On June 29, 2025, the Company had approximately $1,413.6 million of remaining performance obligations. The Company expects to recognize approximately 36% of the remaining performance obligations as revenue in fiscal year 2025, an additional 37% in fiscal year 2026, and the balance thereafter.

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

As a result of the EAC process, any quarterly adjustments to revenues, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if it is determined the Company will be successful in mitigating the risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if it is determined the Company will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales, and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could affect the profitability of one or more of the Company’s contracts. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined. No cumulative catch-up adjustment on any one contract was material to the Company’s unaudited condensed consolidated financial statements for the three and six-month periods ended June 29, 2025, and June 30, 2024. Likewise, total cumulative catch-up adjustments were not material for the three and six-month periods ended June 29, 2025, and June 30, 2024.

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

Net contract assets and liabilities are as follows (in millions):

	June 29, 2025	December 29, 2024	Net Change
Contract assets	$256.6	$206.3	$50.3
Contract liabilities	$77.3	$76.3	$1.0
Net contract assets	$179.3	$130.0	$49.3

Contract assets increased $50.3 million during the six months ended June 29, 2025, primarily due to higher unbilled receivables, net during the six months ended June 29, 2025. There were no significant impairment losses related to any receivables or contract assets arising from the Company’s contracts with customers during the six months ended June 29, 2025. Contract liabilities increased $1.0 million during the six months ended June 29, 2025, primarily due to payments received in excess of revenue recognized on these performance obligations. For the three and six months ended June 29, 2025, the Company recognized revenue of $15.8 million and $52.2 million, respectively, that was previously included in the contract liabilities that existed at December 29, 2024. For the three and six months ended June 30, 2024 the Company recognized revenue of $25.8 million and $69.2 million, respectively, that was previously included in the contract liabilities that existed at December 31, 2023.

Disaggregation of Revenue

The following series of tables presents the Company’s revenue disaggregated by several categories. For the majority of contracts, revenue is recognized over time as work is performed on the contract.

Revenue by contract type was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Kratos Government Solutions
Fixed price	$170.3	$139.7	$336.8	$285.4
Cost plus fee	94.8	58.2	152.8	116.8
Time and materials	13.2	16.4	28.2	29.9
Total Kratos Government Solutions	278.3	214.3	517.8	432.1
Unmanned Systems
Fixed price	59.2	71.7	111.8	115.6
Cost plus fee	13.1	12.6	22.9	26.1
Time and materials	0.9	1.5	1.6	3.5
Total Unmanned Systems	73.2	85.8	136.3	145.2
Total Revenues	$351.5	$300.1	$654.1	$577.3

Revenue by customer was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Kratos Government Solutions
U.S. Government (1)	$186.7	$129.2	$336.1	$264.3
International (2)	52.2	41.3	107.5	92.0
U.S. Commercial and other customers	39.4	43.8	74.2	75.8
Total Kratos Government Solutions	278.3	214.3	517.8	432.1
Unmanned Systems
U.S. Government (1)	62.0	66.2	118.1	122.0
International (2)	9.0	18.8	14.8	21.2
U.S. Commercial and other customers	2.2	0.8	3.4	2.0
Total Unmanned Systems	73.2	85.8	136.3	145.2
Total Revenues	$351.5	$300.1	$654.1	$577.3
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

Revenue by Geographic Area was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
United States	$287.8	$239.1	$526.8	$460.1
Other North America	3.4	3.5	9.3	7.8
Asia Pacific	22.9	13.9	38.7	30.8
Middle East	11.8	28.7	27.5	42.8
Europe	17.0	9.1	31.8	21.9
Other	8.6	5.8	20.0	13.9
Total Revenues	$351.5	$300.1	$654.1	$577.3

Note 4. Goodwill and Intangible Assets

(a)    Goodwill

    The carrying amounts of goodwill as of June 29, 2025 and December 29, 2024 by reportable segment are as follows (in millions):

	As of June 29, 2025
	KGS	US	Total
Gross value	$713.5	$138.6	$852.1
Less accumulated impairment	239.5	13.8	253.3
Net	$474.0	$124.8	$598.8

	As of December 29, 2024
	KGS	US	Total
Gross value	$683.6	$138.6	822.2
Less accumulated impairment	239.5	13.8	253.3
Net	$444.1	$124.8	$568.9

(b)    Purchased Intangible Assets

The following table sets forth information for finite-lived and indefinite-lived intangible assets (in millions):

	As of June 29, 2025			As of December 29, 2024
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$83.4	$(66.8)	$16.6	$80.9	$(65.3)	$15.6
Contracts and backlog	56.1	(45.5)	10.6	53.1	(43.2)	9.9
Non-compete Agreements	0.5	—	0.5	—	—	—
Developed technology and technical know-how	35.7	(30.1)	5.6	33.7	(29.4)	4.3
Trade names	5.8	(3.4)	2.4	3.8	(3.1)	0.7
In-process research and development	16.8	(0.5)	16.3	16.8	(0.4)	16.4
Total finite-lived intangible assets	198.3	(146.3)	52.0	188.3	(141.4)	46.9
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$205.2	$(146.3)	$58.9	$195.2	$(141.4)	$53.8

Consolidated amortization expense related to intangible assets subject to amortization was $2.8 million and $2.2 million for the three months ended June 29, 2025 and June 30, 2024, respectively, and $4.9 million and $4.3 million for the six months ended June 29, 2025 and June 30, 2024 respectively.
The estimated future amortization expense of acquired intangible assets with finite lives for the remainder of 2025 and the next five fiscal years, and thereafter as of June 29, 2025 is as follows (in millions):

Amount
2025	$4.9
2026	10.7
2027	9.0
2028	6.1
2029	6.2
Thereafter	15.1
Total	$52.0

Note 5. Inventoried Costs

Inventoried costs, consisted of the following components (in millions):

	June 29, 2025	December 29, 2024
Raw materials	$104.8	$90.1
Work in process	68.0	67.7
Finished goods	5.0	4.3
Total inventoried costs	$177.8	$162.1

Note 6. Net Income per Common Share

The Company calculates net income per share in accordance with FASB ASC Topic 260, Earnings per Share (“Topic 260”). Under Topic 260, basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive securities.

Diluted net income per share for the three and six months ended June 29, 2025 include the dilutive effect of an aggregate of 1.7 million and 2.0 million shares, respectively, of the Company’s common stock granted to employees under stock-based compensation plans. Diluted net income per share for the three and six months ended June 30, 2024 include the dilutive effect of an aggregate of 1.6 million and 1.1 million shares, respectively, of the Company’s common stock granted to employees under stock-based compensation plans.

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

    The components of lease expense were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Amortization of right of use assets - finance leases	$0.8	$0.8	$1.6	$1.6
Interest on lease liabilities - finance leases	0.8	0.8	1.6	1.6
Operating lease cost	3.5	3.6	7.1	7.1
Short-term lease cost	0.5	0.2	0.9	0.6
Sublease income	—	(0.1)	(0.1)	(0.1)
Total lease cost	$5.6	$5.3	$11.1	$10.8

The components of leases on the balance sheet were as follows (in millions):

	June 29, 2025	December 29, 2024
Operating leases:
Operating lease right-of-use assets	$40.6	$37.6
Current portion of operating lease liabilities	$11.9	$11.3
Operating lease liabilities, net of current portion	$32.2	$29.8
Finance leases:
Property, plant and equipment, net	$71.1	$57.6
Current portion of finance lease liabilities	$2.1	$1.9
Finance lease liabilities, net of current portion	$63.3	$64.4

Cash paid for amounts included in the measurement of lease liabilities was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Finance lease - cash paid for interest	$0.8	$0.8	$1.6	$1.6
Finance lease - financing cash flows	$0.5	$0.4	$0.9	$0.7
Operating lease - operating cash flows (fixed payments)	$3.6	$3.6	$7.0	$7.2

Other supplemental noncash information (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Operating lease liabilities arising from obtaining right-of-use assets	$2.1	$2.1	$8.9	$2.3
Finance lease liabilities arising from obtaining right-of-use assets	$—	$16.4	$—	$16.8

			June 29, 2025	June 30, 2024
Weighted-average remaining lease term (in years):
Operating leases			4.42	4.43
Finance leases			13.32	14.34

Weighted-average discount rate:
Operating leases			5.18%	5.01%
Finance leases			6.35%	6.35%

The maturity of lease liabilities is (in millions):

	Operating Leases	Finance Leases
2025 (1)	$7.2	$2.9
2026	13.0	6.2
2027	11.6	6.3
2028	8.1	6.4
2029	4.0	6.5
Thereafter	5.8	74.7
Total lease payments	49.7	103.0
Less: imputed interest	(5.5)	(37.6)
Total present value of lease liabilities	$44.2	$65.4
(1) Excludes the six months ended June 29, 2025.

Note 8. Income Taxes

The provision for income taxes and the effective income tax rate are as follows:

	Three Months Ended		Six Months Ended
$ in millions	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Federal, state and foreign income tax expense	$1.7	$4.8	$2.6	$7.5
Effective income tax rate	35.42%	38.18%	25.61%	45.20%

The Company’s effective tax rate (ETR) for the three months ended June 29, 2025 decreased to 35.42% from 38.18% in the prior year period principally due to increased tax benefits related to stock based compensation. The provision for income taxes for the three months ended June 29, 2025 and the three months ended June 30, 2024 included a benefit of $0.6 million and $0.1 million, respectively, for stock compensation related items.

The Company’s ETR for the six months ended June 29, 2025 decreased to 25.61% from 45.20% in the prior year period principally due to increased tax benefits related to stock based compensation. The provision for income taxes for the six months ended June 29, 2025 and the six months ended June 30, 2024 included a benefit of $2.2 million and $0.6 million, respectively, for stock compensation related items.

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

As of June 29, 2025, the Company had $25.5 million of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at June 29, 2025 are $21.8 million that, if recognized, would impact the Company’s effective income tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the six months ended June 29, 2025 and June 30, 2024, the Company recorded an expense of $0.1 million in each period. For the six months ended June 29, 2025 and June 30, 2024, there was no material benefit recorded related to the removal of interest and penalties.

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

On July 4, 2025, the President signed into law the One Big Beautiful Bill Act (the “Reconciliation Bill”). The Reconciliation Bill, among other things, reinstates full deduction of R&D expenditures beginning in 2025. The Company is in the process of evaluating the impact of the Reconciliation Bill Act on its consolidated financial statements, however, the Company does not expect the Reconciliation Bill to have a significant impact on its cash tax liability for 2025.

Note 9. Debt

(a) 2022 Credit Facility

On February 18, 2022, the Company completed the refinancing of its then-outstanding $90 million revolving credit facility and $300 million 6.5% Senior Secured Notes, with a new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A (collectively, the “2022 Credit Facility”). The Company incurred debt issuance costs of $3.3 million associated with the 2022 Credit Facility. As of June 29, 2025, the Company has made an aggregate of $20.0 million in principal payments on Term Loan A and has no amounts outstanding under the Revolving Credit Facility, with $200.0 million remaining in borrowing capacity, less approximately $10.6 million of letters of credit outstanding.

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

Mandatory amortization on the Term Loan A is 2.5% in each of the first and second years and 5.0% in each of the third, fourth and fifth years, with the remaining outstanding balance due at maturity. The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. The Company was in compliance with the covenants contained in the Credit Agreement as of June 29, 2025.

On April 28, 2023, the Company entered into an interest rate swap contract to hedge U.S. dollar-one month Term SOFR in order to fix the interest rate movements associated with the Company’s Term Loan A. The initial hedge amount was $195.0 million and amortizes in accordance with Term Loan A. The swap is at a fixed rate of one-month term SOFR of 3.721% and settles monthly on the last day of each calendar month. The swap has an effective date of May 1, 2023 and terminates on May 1, 2026. On June 30, 2025, in anticipation of the extinguishment of Term Loan A, the Company terminated the swap. The Company received a payment of approximately $0.3 million representing the termination value of the swap. Refer to Note 15 for further discussion of the accounting treatment of the swap arrangement.

Term Loan and Revolving Credit Debt

Term loan and revolving credit debt and the current period interest rates are as follows (in millions):

	June 29, 2025	December 29, 2024
Term Loan A	$180.0	$185.0
Revolving credit facility	—	—
Total debt	180.0	185.0
Less current portion	10.0	10.0
Total long-term debt, less current portion	170.0	175.0
Less long-term unamortized debt issuance costs - term loans	0.2	0.4
Total long-term debt, net of unamortized debt issuance costs - term loans	$169.8	$174.6
Unamortized debt issuance costs - revolving credit facility	$0.2	$0.4
Current period interest rate	5.7%	5.9%

Future long-term debt principal payments at June 29, 2025 were as follows (in millions):

2025	$5.0
2026	10.0
2027	165.0
$180.0

On July 2, 2025, the Company extinguished all outstanding Term Loan A debt under the 2022 Credit Facility. The then-outstanding Term Loan A aggregate principal balance of $177.5 million, plus accrued interest, was paid in full utilizing a portion of the proceeds received from the June 27, 2025 public equity offering, which is described further in Note 12. The Company incurred a loss on the extinguishment of the debt of $0.5 million related to the write-off of unamortized debt issuance costs. The undrawn $200 million revolving credit facility under the 2022 Credit Facility remains active and available to the Company.

Note 10. Segment Information

The Company operates in two reportable segments, KGS and US. The KGS reportable segment is comprised of an aggregation of KGS operating segments, including our microwave electronics products, space, satellite and cyber, training solutions, C5ISR/modular systems, turbine technologies, and defense and rocket support services operating segments. The US reportable segment consists of the Company’s unmanned aerial, unmanned ground, unmanned seaborne and command, control and communications system products. The KGS and US reportable segments provide products, solutions and services for mission critical National Security programs. KGS and US customers primarily include National Security related agencies, the DoD, intelligence agencies and classified agencies, and to a lesser degree, international government agencies and domestic and international commercial customers.

There were not any significant intersegment sales, cost of sales and profit for the three and six month periods ended June 29, 2025 and June 30, 2024.

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

(a)    Summary Operating Results

The tables below provide information about the Company’s reportable segments. In these tables total segment operating income (loss) of the reportable business segments is reconciled to the corresponding consolidated amount. “Unallocated amounts” includes costs for merger and acquisition expenses, stock-based compensation expenses, interest expense, net, and other income (expense), net, items not considered part of management’s evaluation of segment operating income. See Note 3 (Revenue Recognition) to these condensed consolidated financial statements for segment revenues disaggregated by contract type, customer and geographic region. The summary operating results for the Company’s reportable segments for the three and six month periods ended June 29, 2025 and June 30, 2024, are as follows (in millions):

Three Months Ended June 29, 2025	Kratos Government Solutions	Unmanned Systems	Totals
Service revenues	$133.0	$1.9	$134.9
Product sales	145.3	71.3	216.6
Total revenues	278.3	73.2	351.5
Cost of service revenue	105.4	1.8	107.2
Cost of product sales	110.7	59.8	170.5
Total cost of sales	216.1	61.6	277.7
Selling, general & administrative expenses	40.0	11.3	51.3
Research & development expenses	9.6	0.6	10.2
Total segment operating income (loss)	12.6	(0.3)	12.3
Reconciliation of segment operating income
Unallocated amounts:
Stock compensation expense			$(8.6)
Interest income (expense), net			(1.2)
Other income (expense), net			2.1
Income before income taxes			$4.6

Revenues from foreign customers were approximately $61.2 million or 17% of total revenue for the three months ended June 29, 2025. Revenues from any one foreign country did not exceed 10% of total revenues.

Six Months Ended June 29, 2025	Kratos Government Solutions	Unmanned Systems	Totals
Service revenues	$233.7	$3.6	$237.3
Product sales	284.1	132.7	416.8
Total revenues	517.8	136.3	654.1
Cost of service revenue	179.9	3.0	182.9
Cost of product sales	212.1	111.7	323.8
Total cost of sales	392.0	114.7	506.7
Selling, general & administrative expenses	77.0	22.6	99.6
Research & development expenses	19.2	1.0	20.2
Total segment operating income	29.6	(2.0)	27.6
Reconciliation of segment operating income
Unallocated amounts:
Stock compensation expense			$(17.3)
Interest income (expense), net			(2.1)
Other income (expense), net			1.8
Income before income taxes			$10.0

Revenues from foreign customers were approximately $122.3 million or 19% of total revenue for the six months ended June 29, 2025. Revenues from any one foreign country did not exceed 10% of total revenues.

Three Months Ended June 30, 2024	Kratos Government Solutions	Unmanned Systems	Totals
Service revenues	$104.7	$1.8	$106.5
Product sales	109.6	84.0	193.6
Total revenues	214.3	85.8	300.1
Cost of service revenue	75.7	1.3	77.0
Cost of product sales	77.2	68.7	145.9
Total cost of sales	152.9	70.0	222.9
Selling, general & administrative expenses	37.3	10.6	47.9
Research & development expenses	8.6	1.6	10.2
Total segment operating income	15.5	3.6	19.1
Reconciliation of segment operating income
Unallocated amounts:
Stock compensation expense			$(6.6)
Interest income (expense), net			0.1
Other income (expense), net			0.1
Income before income taxes			$12.7

Revenues from foreign customers were approximately $60.0 million or 20% of total revenue for the three months ended June 30, 2024. Revenues from any one foreign country did not exceed 10% of total revenues.

Six Months Ended June 30, 2024	Kratos Government Solutions	Unmanned Systems	Totals
Service revenues	$209.3	$3.7	213.0
Product sales	222.8	141.5	364.3
Total revenues	432.1	145.2	577.3
Cost of service revenue	153.5	2.7	156.2
Cost of product sales	157.8	115.1	272.9
Total cost of sales	311.3	117.8	429.1
Selling, general & administrative expenses	71.7	21.4	93.1
Research & development expenses	17.0	2.8	19.8
Total segment operating income	32.1	3.2	35.3
Reconciliation of segment operating income
Unallocated amounts:
Stock compensation expense			$(15.8)
Interest income (expense), net			(2.7)
Other income (expense), net			(0.1)
Income before income taxes			$16.7

Revenues from foreign customers were approximately $113.2 million or 20% of total revenue for the six months ended June 30, 2024. Revenues from any one foreign country did not exceed 10% of total revenues.

(b) Capital Expenditures (in millions):	For the Three Months Ended		For the Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Kratos Government Solutions	$12.6	$5.4	$26.2	$14.9
Unmanned Systems	7.8	7.1	16.8	14.2
Total reportable segment capital expenditures	20.4	12.5	43.0	29.1
Corporate capital expenditures	0.1	0.2	0.1	0.2
Total capital expenditures	$20.5	$12.7	$43.1	$29.3

`

(c) Depreciation and Amortization (in millions):	For the Three Months Ended		For the Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Kratos Government Solutions	$8.2	$6.9	$15.3	$13.0
Unmanned Systems	3.6	3.5	6.9	6.7
Total depreciation and amortization	$11.8	$10.4	$22.2	$19.7

d) Reportable Segment Assets (in millions):	June 29, 2025	December 29, 2024
Kratos Government Solutions	$1,382.0	$1,250.4
Unmanned Systems	421.0	385.7
Total reportable segment assets	1,803.0	1,636.1
Corporate assets(1)	782.7	314.8
Total assets	$2,585.7	$1,950.9

(1)Corporate assets primarily include cash and cash equivalents, deferred income tax assets, and property, plant and equipment used in our corporate operations.

Assets of foreign subsidiaries in the KGS segment were $242.6 million and $223.2 million as of June 29, 2025 and December 29, 2024, respectively. Assets from any one foreign country did not exceed 10% of total assets.

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

Prior to the purchase of the remaining shares of KTT Core, the Company adjusted the carrying value of the redeemable noncontrolling interest based on an allocation of subsidiary earnings based on ownership interest. Redeemable noncontrolling interest is recorded outside of permanent equity at the higher of its carrying value or management’s estimate of the amount (the “Redemption Amount”) that the Company could be required to pay in connection with the Put Right. Adjustments to the Redemption Amount had a corresponding effect on net income per share attributable to Kratos shareholders. For the six month period ended June 30, 2024, the Company recorded an adjustment of $0.5 million to decrease the carrying value of the redeemable noncontrolling interest to the estimated Redemption Amount. As a result of the Company’s acquisition of the remaining 9.95% of the issued and outstanding shares of capital stock of KTT Core on June 21, 2024, the carrying value of the redeemable noncontrolling interest was reduced to zero.

Note 12. Stockholders Equity - Common Stock

On February 27, 2024, the Company sold 19,166,667 shares of its common stock at a public offering price of $18.00 per share in an underwritten offering. The Company received gross proceeds of approximately $345.0 million. After deducting underwriting fees and other offering expenses, the Company received approximately $331.2 million in net proceeds. The Company has used and expects to continue to use the net proceeds of this public equity offering to facilitate its long-term strategy, including potential investment in facilities, expanding manufacturing capacity, anticipated capital expenditures for expansion of current sole source/single award programs and high probability pipeline opportunities, initiate or accelerate production or integration of unmanned drone, hypersonic or other systems in anticipation of customer contract awards, further strengthen its balance sheet in anticipation of upcoming customer and partner decisions and source selection on additional large, new program and contract opportunities, for general corporate purposes, including paydown of debt, and to pay fees and expenses in connection with this public equity offering. During the three months ended March 31, 2024, the Company used $45 million of the proceeds from the February 2024 public equity offering to pay down amounts outstanding under its Revolving Credit Facility.

On June 27, 2025, the Company sold 14,935,065 shares of its common stock at a public offering price of $38.50 per share in an underwritten offering. The Company received gross proceeds of approximately $575.0 million. After deducting underwriting fees and other offering expenses, the Company received approximately $555.9 million in net proceeds. The Company has used and expects to continue to use the net proceeds of this public equity offering to (i) fund investments and capital expenditures to scale and successfully execute on large, mission critical National Security priorities related to existing programs, recent program awards and significant high-probability pipeline opportunities; (ii) to finance important customer and program targeted acquisitions; (iii) and for general corporate purposes, including pay-down of debt and to pay fees and expenses in connection with this public equity offering. On July 2, 2025, the Company used a portion of the proceeds of the June 2025 public equity offering to pay off the then-outstanding $177.5 million aggregate principal amount of the Term Loan A debt, plus accrued interest, under the 2022 Credit Facility. Following such repayment of the Term Loan A debt, the $200 million revolving credit facility under the 2022 Credit Facility remains undrawn and available to the Company.

Note 13. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales contracted through the U.S. Government, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $248.7 million and $195.4 million, or 71% and 65% of total Kratos revenue, for the three months ended June 29, 2025 and June 30, 2024, respectively, and $454.2 million and $386.3 million, or 69% and 67% of total Kratos revenue, for the six months ended June 29, 2025 and June 30, 2024, respectively.

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

Forward Exchange Contracts

Changes in the fair values of the foreign currency exchange contracts are recorded each period in earnings. As of June 29, 2025, the Company did not use hedge accounting for its foreign currency exchange contracts. The notional value of the Company’s foreign currency exchange contracts at June 29, 2025 was $28.6 million. At June 29, 2025, the fair value amounts of the foreign currency exchange contracts were a $2.0 million asset and a $0.1 million liability. The net gain from these forward exchange contracts was $0.1 million and $0.3 million for the three and six months ended June 29, 2025, respectively, and is included in other income (expense). The notional value of the Company’s foreign currency exchange contracts at December 29, 2024, was $24.5 million. At December 29, 2024, the fair value amounts of the foreign currency exchange contracts were a $0.2 million asset and a $0.1 million liability.

Cash Flow Hedge

On April 28, 2023, the Company entered into an interest rate swap contract with an initial notional amount of $195.0 million to manage the variability of cash flows associated with the Term Loan A. The interest rate swap contract matures on May 1, 2026 and requires periodic interest rate settlements. The swap is at a fixed SOFR of 3.721% and settles monthly on the last day of each calendar month. The Company has designated the interest rate swap contract as a cash flow hedge and assesses the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. Changes in fair value (gains and losses) related to derivative financial instruments that qualify as cash flow hedges are deferred in Accumulated Other Comprehensive Income (Loss) (“AOCI”) until the underlying transaction is reflected in earnings. The net gain reclassed from AOCI from the interest rate swap reflected in earnings was $0.3 million and $0.6 million for the three and six months ended June 29, 2025, respectively, and is recorded as an offset to interest expense. The net gain reclassed from AOCI from the interest rate swap reflected in earnings was $0.7 million and $1.5 million for the three and six months ended June 30, 2024, respectively, and is recorded as an offset to interest expense.

The fair value of this derivative represents the discounted value of the expected future discounted cash flows for the interest rate swap, based on the amortization schedule and the current forward curve for the remaining term of the contract, as of the date of each reporting period (in millions):

	June 29, 2025		December 29, 2024
	Notional Value	Fair Value	Notional Value	Fair Value
Interest rate swap contract designated as a cash flow hedge, net of taxes	$180.0	$0.2	$185.0	$0.8

On June 30, 2025, in anticipation of the extinguishment of all outstanding Term Loan A debt under the 2022 Credit Facility, the Company terminated the interest rate swap contract referred to above. The Company received a payment of approximately $0.3 million representing the termination value of the interest rate swap.

Note 16. Collaborative Arrangement

On June 3, 2025, the Company and GE Aerospace (“GE”) announced a formal teaming agreement to advance the development and production of engines for the next generation of affordable unmanned aerial systems and Collaborative Combat Aircraft-type (CCA-type) aircraft. This teaming agreement supersedes an earlier letter of intent and memorandum of understanding between the Company and GE related to the development, testing and fielding of these engines. Under this arrangement, Kratos and GE share in the risks and rewards of the program through various revenue, cost and profit-sharing payment structures. In accordance with FASB ASC Topic 808, Collaborative Arrangements, (“Topic 808”), the accounting for the arrangement is within the scope of ASC 606 and revenue and costs are recognized as the promised services are provided. Since the signing of the memorandum of understanding between the Company and GE on July 22, 2024, Kratos has recorded revenues of $25.9 million and cost of sales of $25.9 million through June 29, 2025 related to this arrangement. Approximately $3.8 million and $7.3 million of revenues and cost of sales related to this arrangement have been recorded by Kratos for the three and six months ended June 29, 2025, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” relating to our future financial performance, the market for our services, our opportunities, and our expected future capital expenditures. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements reflect our current beliefs, expectations and projections, are based on assumptions, and are subject to known and unknown risks and uncertainties that could cause our actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of these factors are beyond our ability to control or predict. As a result, you should not place undue reliance on forward-looking statements. Important risks and uncertainties that could cause our actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, but are not limited to: changes, cutbacks or delays in spending by the U.S. Department of Defense may occur which could cause delays or cancellations of key government contracts; delays to or the cancellation of our projects as a result of protest actions submitted by our competitors; changes in federal government (or other applicable) procurement laws, regulations, policies and budgets; the availability of government funding for the Company’s products and services due to performance, cost growth, or other factors; changes in government and customer priorities and requirements; the potential of the current economic environment to adversely impact our business; currently unforeseen risks associated with any public health crisis; risks related to natural disasters or severe weather; changes in the scope or timing of our projects; the timing, rescheduling or cancellation of significant customer contracts and agreements, or consolidation by or the loss of key customers; risks of adverse regulatory action or litigation; risks related to our international operations; risks associated with debt leverage; failure to successfully achieve our integration, cost reduction or divestiture strategies; risks related to security breaches, cybersecurity attacks or other significant disruptions of our information systems; and competition in the marketplace, which could reduce revenues and profit margins, as well as the additional risks and uncertainties described in this Quarterly Report on Form 10-Q, in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2025 (the “Form 10-K”), and in other reports that we have filed with the SEC. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except as required by law, we assume no responsibility for updating any forward-looking statements, whether as a result of new information, future events or otherwise.

All references to “us,” “we,” “our,” the “Company” and “Kratos” refer to Kratos Defense & Security Solutions, Inc., a Delaware corporation, and its subsidiaries.

Overview

Kratos is a technology, products, system and software company addressing the defense, national security, and commercial markets. Kratos makes true internally funded research, development, capital and other investments, to rapidly develop, produce and field solutions that address our customers’ mission critical needs and requirements. At Kratos, affordability is a technology, and we seek to utilize proven, leading edge approaches and technology, not unproven bleeding edge approaches or technology, with Kratos’ approach designed to reduce cost, schedule and risk, enabling us to be first to market with cost effective solutions. We believe that Kratos is known as the innovative disruptive change agent in the industry, a company that is an expert in designing products and systems up front for successful rapid, large quantity, low cost future manufacturing, which is a value add competitive differentiator for our large traditional prime system integrator partners and also to our government and commercial customers. Kratos intends to pursue program and contract opportunities as the prime or lead contractor when we believe our probability of win is high and any investment required by Kratos is within our capital resource comfort level. We intend to partner and team with a large, traditional system integrator when our assessment of probability of win is greater or required investment is beyond Kratos comfort level. Kratos’ primary business areas include, virtualized ground systems for satellites and space vehicles including software for command & control (C2) and telemetry, tracking and control (TT&C), jet powered unmanned aerial drone systems, hypersonic vehicles and rocket systems, propulsion systems for drones, missiles, loitering munitions, supersonic systems, space craft and launch systems, command, control, communication, computing, combat, intelligence surveillance and reconnaissance (C5ISR) and microwave electronic products for missile, radar, air defense, missile defense, space, satellite, counter unmanned aircraft systems (CUAS), directed energy, communication and other systems, and virtual & augmented reality training systems for the warfighter. We believe that there is a generational recapitalization of weapon systems occurring globally, including with the United States and its allies, to address individual and potential collective peer and near peer threats, including Russia, China, North Korea and Iran. The Company currently has record levels of backlog and opportunity pipeline. The Company is currently making significant capital, property, plant, equipment and other internally funded investments to address its backlog, current opportunity pipeline, and expected and potential future program and contract awards, including from or with the Department of Defense, traditional legacy prime systems integrators and partners. These investments include; unmanned jet powered aircraft such as Kratos Valkyrie ahead of potential contract award; a hypersonic system fabrication and integration facility including for Kratos Zeus standard rocket missiles (SRMs) and Erinyes hypersonic flight systems in Indiana; the purchase of long lead items for 60 Oriole SRM’s for ballistic missile defense related, hypersonic or other expected customer missions; expansion of our small turbojet engine production capacity in Michigan; establishment of a planned small turbofan jet engine production facility in Oklahoma; expansion of our existing microwave electronics manufacturing facility in Israel, establishment of an additional microwave electronics facility in Israel, including a space qualified facility; expansion of our machining, milling, casting, 3D printing and additive manufacturing capable facility in the United States to support our jet engine and other product and system manufacturing requirements; establishment of a new facility related to the Sentinel intercontinental ballistic missile (ICBM) program; expansion of our unmanned jet drone manufacturing capability; and expansion of existing and construction of additional classified facilities for certain programs and contracts. Investments related to the Company’s Prometheus venture with Rafael and the new turbofan production facility in Oklahoma related to our arrangement with GE Aerospace are not expected to ramp up until 2026.

Industry Update

On November 5, 2024, the U.S. Presidential and Congressional elections occurred, with Donald Trump being elected President of the United States, and the Republican party controlling both the Senate and the House of Representatives. On March 14, 2025 the Senate voted to pass the “Full-Year Continuing Appropriations and Extensions Act of 2025” (H.R. 1968) to further extend appropriations and avert a government shutdown through the end of fiscal year 2025 on September 30. This CRA largely extends fiscal year 2024 spending levels, including certain limited flexibility to reallocate certain program funds, and, according to the Congressional Budget Office, would allow for $1.6 trillion in discretionary spending in FY 2025, with $893 billion for defense (an approximately $6 billion increase) and $708 billion for non-defense spending (an approximately $13 billion reduction).

In May 2025, President Trump’s fiscal year 2026 budget request was submitted to Congress. The request includes approximately $1 trillion for national security, approximately $962 billion of which is for the Department of Defense (“DoD”), with $113 billion of such DoD funds included in the reconciliation bill described below. The budget request for the DoD reflects an increase of 11.8%, or $101.6 billion, above fiscal year 2025 levels. As of the date of this Quarterly Report, Congress is evaluating the President’s budget request as it drafts authorization and appropriations legislation for fiscal year 2026.

On July 4, 2025, the One Big Beautiful Bill Act was enacted. This reconciliation bill appropriated an additional $156 billion for national defense priorities and is expected to result in increased investment by the DoD in defense modernization projects.

The potential challenges presented by the recent elections, Presidential and Congressional changes, the CRA, proposed new tariffs, the current budgetary and deficit funding environment, the Trump Administration’s stated fiscal policies, including the extension and potential expansion of reduced federal tax rates, Israel, Ukraine and Taiwan funding support, continuing heightened levels of inflation, ongoing supply chain disruption, and the challenging appropriations process, among other items, all continue to potentially create significant short and long-term risks to the industry and the Company. Additionally, the Trump Administration has recently executed certain executive orders directly related to significantly changing the current DoD procurement policies and procedures, and the Federal Acquisition Regulations, the potential impact of which such changes, if effected either by executive orders or changes to the relevant law, to the industry, and to Kratos, is unknown at this time.

We believe continued budget and deficit funding pressures (which are expected), CRAs (which are also expected), future Federal Government debt ceiling issues, or potential Federal Government shutdowns could have serious negative consequences for the security of our country and the defense industrial base, including the Company and the related customers, employees, suppliers, investors, and communities that rely on companies in the defense industrial base. It is possible that budget and program decisions made in such an uncertain environment would have long-term implications for our Company and the entire defense industry. Additionally, funding for certain programs, including those in which we currently participate or are pursuing, may be reduced, delayed or cancelled, and budget uncertainty or funding cuts globally could adversely affect the viability of our customers, partners, teammates, subcontractors, suppliers, and our employee base.

Such a dynamic and challenging federal and DoD budgetary environment may negatively impact our customers, business and programs and could have a material adverse effect on our forecasts, estimates, financial position, results of operations and/or cash flows.

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

In addition, actions by the Federal Reserve to increase interest rates in the past few years have impacted our interest expense on our outstanding debt borrowings and the related cost of executing Kratos’ business. Although the most recent actions by the Federal Reserve decreased rates slightly, the industry and Kratos has been impacted by rates that are higher than prevailing interest rates over the past several years. Each of these challenges are expected to continue for the foreseeable future and are expected to continue to adversely impact the Company’s operations, financial results and financial forecasts.

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

Reportable Segments

The Company currently operates in two reportable segments, KGS and US. The KGS reportable segment is comprised of an aggregation of KGS operating segments, including our microwave electronics products, space, satellite and cyber, training solutions, C5ISR/modular systems, turbine technologies, and defense and rocket support services operating segments. The US reportable segment consists of our unmanned aerial, unmanned ground, unmanned seaborne and command, control and communications system businesses.

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

Comparison of Results for the Three Months Ended June 29, 2025 to the Three Months Ended June 30, 2024

Revenues.  Revenues by reporting segment for the three months ended June 29, 2025 and June 30, 2024 are as follows (dollars in millions):

	June 29, 2025	June 30, 2024	$ change	% change
Kratos Government Solutions
Service revenues	$133.0	$104.7	$28.3	27.0%
Product sales	145.3	109.6	35.7	32.6%
Total Kratos Government Solutions	$278.3	$214.3	$64.0	29.9%
Unmanned Systems
Service revenues	$1.9	$1.8	$0.1	5.6%
Product sales	71.3	84.0	(12.7)	(15.1)%
Total Unmanned Systems	73.2	85.8	(12.6)	(14.7)%
Total revenues	$351.5	$300.1	$51.4	17.1%

Total service revenues	$134.9	$106.5	$28.4	26.7%
Total product sales	216.6	193.6	23.0	11.9%
Total revenues	$351.5	$300.1	$51.4	17.1%

Revenues increased $51.4 million to $351.5 million for the three months ended June 29, 2025 from $300.1 million for the three months ended June 30, 2024. Revenues in our KGS segment increased $64.0 million primarily due to increased revenues across all business units, with the most notable organic revenue increases in our Defense Rocket Support business driven by the timing of hypersonic missions, as well as growth in our C5ISR, space, satellite and cyber, turbine technologies and microwave products businesses, and the contribution of $5.9 million in revenue from the recent acquisition of certain assets from Norden Millimeter, Inc. Revenues in our US segment were $73.2 million for the three months ended June 29, 2025, down $12.6 million from $85.8 million in the three months ended June 30, 2024, which included revenues of $17.4 million related to an international drone shipment made during the three months ended June 30, 2024, offset partially by increased tactical drone activity.

Product sales increased $23.0 million to $216.6 million for the three months ended June 29, 2025 from $193.6 million for the three months ended June 30, 2024, primarily as a result of increased production in our KGS segment. As a percentage of total consolidated revenues, product sales were 61.6% for the three months ended June 29, 2025 as compared to 64.5% for the three months ended June 30, 2024. Service revenues increased by $28.4 million to $134.9 million for the three months ended June 29, 2025 from $106.5 million for the three months ended June 30, 2024, primarily related to increased activity in our defense rocket support business in our KGS segment.

Cost of Revenues.  Cost of revenues increased $54.8 million to $277.7 million for the three months ended June 29, 2025 from $222.9 million for the three months ended June 30, 2024. The increase in cost of revenues was primarily related to the increased revenues as well the impact of increased labor and material costs, with the most notable increased activity in our Unmanned Systems segment.

Gross Margin.  Gross margin decreased to 21.0% for the three months ended June 29, 2025 from 25.7% for the three months ended June 30, 2024. Margins on services decreased to 20.5% for the three months ended June 29, 2025 from 27.7% for the three months ended June 30, 2024. Margins on products decreased to 21.3% for the three months ended June 29, 2025 from 24.6% for the three months ended June 30, 2024. Margins in the KGS segment decreased to 22.3% for the three months ended June 29, 2025 from 28.7% for the three months ended June 30, 2024. Margins in the US segment decreased to 15.8% for the three months ended June 29, 2025 from 18.4% for the three months ended June 30, 2024, primarily due to a less favorable mix of products produced and shipped, and from the impact of increased labor and material costs in the three months ended June 29, 2025, which are not recoverable under multi-year fixed priced contracts.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expenses increased $5.4 million to $59.9 million for the three months ended June 29, 2025 from $54.5 million for the three months ended June 30, 2024 due primarily to the increased revenue volume and headcount. As a percentage of revenues, SG&A decreased to 17.0% at June 29, 2025 from 18.2% at June 30, 2024.

Research and Development (“R&D”) Expenses.  R&D expenses remained consistent at $10.2 million for the three months ended June 29, 2025 and June 30, 2024. As a percentage of revenues, R&D decreased to 2.9% for the three months ended June 29, 2025 from 3.4% for the three months ended June 30, 2024. R&D expenses are made by the Company, typically in conjunction with our customers, for the Company to achieve a “first to market” position with our products or technology. We also invest in R&D expenses to achieve market leading “designed in” positions on major programs, platforms or systems.

Total Other Income (Expense), Net.  The total other income (expense), net was $0.9 million for the three months ended June 29, 2025 and $0.2 million for the three months ended June 30, 2024. The net change of $0.7 million between the three months ended June 30, 2024 and the three months ended June 29, 2025 is primarily related to a $0.9 million increase in other income due to the receipt of a research and development tax related refund by one of the Company’s international businesses partly offset by the reduction of interest income on cash balances due to changes in interest income rates offset by foreign currency gains for certain international operations that have been hedged.

Provision for Income Taxes. The provision for income taxes was $1.7 million for the three months ended June 29, 2025 and $4.8 million for the three months ended June 30, 2024. The provision for income taxes for the three months ended June 29, 2025 and three months ended June 30, 2024 included a benefit of $0.6 million and $0.1 million, respectively, for stock compensation related items. For the three months ended June 29, 2025, the Company utilized the annual effective tax rate method based on the forecasted information provided. For the three months ended June 30, 2024, the Company utilized the discrete effective tax rate method. The discrete method is applied when it is not possible to reliably estimate the full year effective tax rate due to significant permanent differences in relation to pre-tax book income, resulting in significant variability to the effective tax rate.

Comparison of Results for the Six Months Ended June 29, 2025 to the Six Months Ended June 30, 2024

Revenues. Revenues by reporting segment for the six months ended June 29, 2025 and June 30, 2024 are as follows (dollars in millions):

	June 29, 2025	June 30, 2024	$ change	% change
Kratos Government Solutions
Service revenues	$233.7	$209.3	$24.4	11.7%
Product sales	284.1	222.8	61.3	27.5%
Total Kratos Government Solutions	$517.8	$432.1	$85.7	19.8%
Unmanned Systems
Service revenues	$3.6	$3.7	$(0.1)	(2.7)%
Product sales	132.7	141.5	(8.8)	(6.2)%
Total Unmanned Systems	136.3	145.2	(8.9)	(6.1)%
Total revenues	$654.1	$577.3	$76.8	13.3%

Total service revenues	$237.3	$213.0	$24.3	11.4%
Total product sales	416.8	364.3	52.5	14.4%
Total revenues	$654.1	$577.3	$76.8	13.3%

Revenues increased $76.8 million to $654.1 million for the six months ended June 29, 2025 from $577.3 million for the six months ended June 30, 2024. Revenues in our KGS segment increased $85.7 million, due to increased revenues across all business units, with the most notable organic revenue increases in our Defense Rocket Support business driven by the timing of hypersonic missions, as well as growth in our C5ISR, space, satellite and cyber, turbine technologies and microwave products businesses, and the contribution of $10.7 million in revenue from the recent acquisition of certain assets from Norden Millimeter, Inc. Revenues in our US segment were $136.3 million for the six months ended June 29, 2025, down $8.9 million from $145.2 million for the six months ended June 30, 2024, which included revenues of $17.7 million related to an international drone shipment made during the six months ended June 30, 2024, offset partially by increased tactical drone activity.

Product sales increased $52.5 million to $416.8 million for the six months ended June 29, 2025 from $364.3 million for the six months ended June 30, 2024, primarily as a result of increased production activity. As a percentage of total revenue, product sales were 63.7% for the six months ended June 29, 2025 as compared to 63.1% for the six months ended June 30, 2024. Service revenues increased by $24.3 million to $237.3 million for the six months ended June 29, 2025 from $213.0 million for the six months ended June 30, 2024. The increase was primarily related to increased activity in our defense rocket support businesses in our KGS segment.

Cost of Revenues. Cost of revenues increased $77.6 million to $506.7 million for the six months ended June 29, 2025 from $429.1 million for the six months ended June 30, 2024. The increase in cost of revenues was primarily a result of the increase in revenues discussed above as well as the impact of increased labor and material costs.

Gross Margin. Gross margin decreased to 22.5% for the six months ended June 29, 2025 from 25.7% for the six months ended June 30, 2024. Gross margin on services decreased to 22.9% for the six months ended June 29, 2025 from 26.7% for the six months ended June 30, 2024. Gross margin on product sales decreased to 22.3% for the six months ended June 29, 2025 from 25.1% for the six months ended June 30, 2024. Gross margin in the KGS segment decreased to 24.3% for the six months ended June 29, 2025 from 28.0% for the six months ended June 30, 2024 primarily due to a less favorable mix of revenues. Gross margin in the US segment decreased to 15.8% for the six months ended June 29, 2025 from 18.9% for the six months ended June 30, 2024 due to the less favorable mix of revenues, the change in volume and from the impact of increased labor and material costs in the six months ended June 29, 2025, which are not recoverable under multi-year fixed priced contracts.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $8.0 million from $108.9 million for the six months ended June 30, 2024 to $116.9 million for the six months ended June 29, 2025 due primarily to the increased revenue volume and headcount, partially offset by the impact of our cost reduction actions we have taken. As a percentage of revenues, SG&A decreased to 17.9% at June 29, 2025, from 18.9% at June 30, 2024.

Research and Development (“R&D”) Expenses. R&D expenses were $20.2 million for the six months ended June 29, 2025 and $19.8 million for the six months ended June 30, 2024. Such increase was primarily due to increased development efforts in our space and satellite communications, microwave products businesses, defense rocket systems and turbine technologies businesses partially offset by decreases in our unmanned system business. As a percentage of revenues, R&D expenses decreased to 3.1% for the six months ended June 29, 2025 from 3.4% for the six months ended June 30, 2024. R&D expenses are made by the Company, typically in conjunction with our customers, for the Company to achieve a “first to market” position with our products or technology. We also invest in R&D expenses to achieve market leading “designed in” positions on major programs, platforms or systems.

Total Other Income (Expense), Net. Total other income (expense), net decreased to $0.3 million for the six months ended June 29, 2025 from $2.8 million for the six months ended June 30, 2024. The decrease in total other income (expense), net of $2.5 million was primarily related to an increase in other income of $0.9 million due to the receipt of a research and development tax related refund received by one of the Company’s international businesses and a decrease in interest expense of $1.3 million, as a result of the reduction of debt and the positive impact during this period from the interest rate hedge on the Company’s Term Loan A we entered into during the second quarter of 2023.

Provision for Income Taxes. The provision for income taxes was $2.6 million for the six months ended June 29, 2025 and $7.5 million for the six months ended June 30, 2024. For the six months ended June 29, 2025, the Company utilized the annual effective tax rate method based on the forecasted information provided. For the six months ended June 30, 2024, the Company utilized the discrete effective tax rate method. The discrete method is applied when it is not possible to reliably estimate the full year effective tax rate due to significant permanent differences in relation to pre-tax book income, resulting in significant variability to the estimated effective tax rate.

Backlog

On June 29, 2025, we had approximately $1,413.6 million of total backlog, of which $1,125.0 million was funded. We expect to recognize approximately 36% of the remaining total backlog as revenue in fiscal year 2025, an additional 37% in fiscal year 2026 and the balance thereafter. Our comparable total backlog balance as of June 30, 2024, was approximately $1,302.7 million, of which $1,070.6 million was funded. Backlog as of June 29, 2025 as compared to June 30, 2024 has increased primarily as a result of contract awards in our Microwave Products, Space, Satellite and Training, and Unmanned Systems businesses.

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

Liquidity and Capital Resources

As of June 29, 2025, we had cash and cash equivalents of $783.6 million compared with cash and cash equivalents of $329.3 million as of December 29, 2024, which includes $23.3 million and $40.2 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, however, earnings of these foreign subsidiaries are essentially considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the United States they could be repatriated, and their repatriation into the United States may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

Our total long-term debt decreased from $185.0 million at December 29, 2024 to $180.0 million at June 29, 2025, reflecting the $5.0 million in aggregate principal payments we made on the Term Loan A during the six months ended
June 29, 2025. On February 18, 2022, we completed the refinancing of our outstanding $90 million revolving credit facility and $300 million of Senior Secured Notes, with a new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A. As of June 29, 2025, Kratos has made an aggregate of $20.0 million of principal payments on Term Loan A, and has no amounts outstanding under the new Revolving Credit Facility, with $200.0 million remaining in borrowing capacity, less approximately $10.6 million for outstanding letters of credit (as more fully described in Note 9 of the accompanying unaudited condensed consolidated financial statements).

On July 2, 2025, we extinguished all outstanding Term Loan A debt under the 2022 Credit Facility. The then outstanding Term Loan A aggregate principal balance of $177.5 million, plus accrued interest, was paid in full utilizing a portion of the proceeds we received from the June 27, 2025 public equity offering that generated proceeds of $555.9 million, which is described further in Note 12 to the accompanying unaudited condensed consolidated financial statements. The undrawn $200 million revolving credit facility referred to above remains active and available to the Company.

We use our operating cash flow to finance trade accounts receivable, fund necessary increases in inventory including increasing inventory stock levels and advance buys in larger lot sizes to gain pricing benefits where possible, in order to mitigate the impact of supply chain disruptions and price increases, utilize working capital to fund revenue growth, fund prepayments required for long lead items necessary for production, fund internal investments of engineering and software development costs, fund capital expenditures, our internal research and development investments and our ongoing operations, service our debt, enhance our security infrastructure, including cyber security infrastructure, and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services because a number of our receivables are contractually billable and due to us only when certain contractual milestones are achieved. Financing increases in inventory balances are necessary to fulfill shipment requirements to meet delivery schedules of our customers, to fund advanced inventory purchases to mitigate supply chain disruptions, and to fund production for work in progress and increased inventory levels and prepayments for long-lead materials related to production and revenue growth. These financing requirements have increased and have recently negatively impacted our operating cash flows due to actions we have taken to advance inventory purchases in an attempt to mitigate supply chain disruptions and to bolster our inventory levels. For the six months ended June 29, 2025, approximately $27.3 million of operating cash flow use was related to increases in prepaid expenses and other assets which also include certain vendor prepayments and deposits related to the procurement of long-lead materials and inventory and certain investments we are making for unmanned systems initiatives. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our days sales outstanding (“DSO”) have decreased from 104 days as of December 29, 2024 to 103 days at June 29, 2025, primarily reflecting the timing of outstanding contractual billing milestones. Our DSO's are impacted by the achievement of contractual billing milestones such as equipment shipments and deliveries on certain products, and for certain flight requirements that must be fulfilled on certain aerial target programs, or final milestone billings which are not due until completion on certain projects, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time.

A summary of our net cash provided by (used in) operating activities, investing activities, and financing activities from our condensed consolidated statements of cash flows is as follows (in millions):

	Six Months Ended
	June 29, 2025	June 30, 2024
Net cash used in operating activities	$(40.9)	$(2.0)
Net cash used in investing activities	(43.1)	(40.8)
Net cash provided by financing activities	536.3	279.0

Net cash used in operating activities was $40.9 million for the six months ended June 29, 2025. Net cash used in operating activities for the six months ended June 29, 2025 was primarily a result of net income of $7.4 million and changes in net working capital accounts of $94.1 million partially offset by noncash charges of $45.8 million which includes stock compensation, depreciation and amortization. Net cash provided by operating activities was $2.0 million for the six months ended June 30, 2024. Net cash provided by operating activities from continuing operations for the six months ended June 30, 2024 was primarily a result of the net gain of $9.2 million and changes in net working capital accounts of $53.1 million partially offset by noncash charges of $41.9 million which includes stock compensation, depreciation and amortization.

Net cash used in investing activities was $43.1 million for the six months ended June 29, 2025 and is comprised of $43.1 million in capital expenditures. During the six months ended June 29, 2025, capital expenditures of approximately $15.5 million were incurred in our US business, primarily related to our unmanned tactical initiative. We expect our capital expenditures for fiscal year 2025 to continue to be significant for investments we are making, specifically in our US business totaling approximately $35 to $40 million, including approximately $25 to $30 million for capital aerial targets and related support equipment. The Company is currently producing or anticipates producing several versions of the Valkyrie within the 24 unit production, based on routine communications with the customers, which mix and ultimate duration of the 24 Lot Build may change as a result. Net cash used in investing activities was $40.8 million for the six months ended June 30, 2024 was primarily comprised of $29.3 million in capital expenditures and $11.3 million in cash paid for the remaining minority interests in KTT Core (along with a corresponding issuance of 583,700 shares of Kratos common stock valued at $11.3 million).

Net cash provided by financing activities was $536.3 million for the six months ended June 29, 2025, which included employee stock purchase plan receipts of $4.6 million and net proceeds from the issuance of common stock of approximately $555.9 million (see Note 12 to the accompanying unaudited condensed consolidated financial statements). These proceeds were partially offset by $5.0 million of principal payments on our Term Loan A, payroll withholding taxes paid from vested restricted stock traded for taxes of $18.3 million and payments made on financing lease obligations of $0.9 million. Net cash provided by financing activities was $279.0 million for the six months ended June 30, 2024, which included employee stock purchase plan receipts of $3.6 million and net proceeds from the issuance of common stock of approximately $330.7 million. These proceeds were partially offset by $2.5 million of principal payments on our Term Loan A and a $45.0 million payment (partially offset by a $10.0 million draw) on our Revolving Credit Facility, payroll withholding taxes paid from vested restricted stock traded for taxes of $17.1 million and payments made on financing lease obligations of $0.7 million.

Contractual Obligations and Commitments

2022 Credit Facility

    On February 18, 2022, we completed the refinancing of its then-outstanding $90 million revolving credit facility and $300 million Senior Secured Notes, with a new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A. We incurred debt issuance costs of $3.3 million associated with the 2022 Credit Facility. As of June 29, 2025, we have made an aggregate of $20.0 million of principal payments on Term Loan A. As of June 29, 2025, there were no amounts outstanding under the Revolving Credit Facility, with $200.0 million remaining in borrowing capacity, less approximately $10.6 million for outstanding letters of credit.

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

Mandatory amortization on the Term Loan A is 2.5% in each of the first and second years and 5.0% in each of the third, fourth and fifth years, with the remaining outstanding balance due at maturity. The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. We were in compliance with the covenants contained in the Credit Agreement as of June 29, 2025.

On July 2, 2025, we extinguished all outstanding Term Loan A debt under the 2022 Credit Facility. The then outstanding Term Loan A aggregate principal balance of $177.5 million, plus accrued interest, was paid in full utilizing a portion of the proceeds we received from the June 27, 2025 public equity offering, which is described further in Note 12 to the accompanying unaudited condensed consolidated financial statements. We incurred a loss on the extinguishment of the debt of $0.5 million related to the write-off of unamortized debt issuance costs. The undrawn $200 million revolving credit facility under the 2022 Credit Facility remains active and available to the Company.

On April 28, 2023, we entered into an interest rate swap contract to hedge U.S. dollar-one month Term SOFR in order to fix the interest rate movements associated with the Company’s Term Loan A. The initial hedge amount was $195.0 million and amortizes in accordance with Term Loan A. The swap is at a fixed rate one-month term SOFR of 3.721% and settles monthly on the last day of each calendar month. The swap has an effective date of May 1, 2023 and was set to terminate on May 1, 2026.

On June 30, 2025, in anticipation of the extinguishment of all outstanding Term Loan A debt under the 2022 Credit Facility, we terminated the swap.

Other Liquidity Matters

We believe that our cash on hand, together with funds available under the undrawn $200 million revolving credit facility under the 2022 Credit Facility and cash expected to be generated from operating activities, will be sufficient to fund our anticipated working capital and other cash needs for at least the next 12 months. As discussed below and in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are outside our control. If the conditions in our industry deteriorate or our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues or further reduce our expenses, we may experience a significant long-term negative impact to our financial results and cash flows from operations. In such a situation, we could fall out of compliance with our financial and other covenants, which, if not waived, could limit our liquidity and capital resources.

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 29, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 29, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 4, 2025, pursuant to an Asset Purchase Agreement among the Company, Kratos Microwave, Inc., and Norden Millimeter, Inc. (“Norden”), the Company issued 1,095,674 shares of its common stock, with a deemed value of $32.2 million, to Norden. The shares were issued as part of the consideration for the Company’s acquisition of certain assets of Norden. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act as sales by an issuer not involving any public offering.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

    Not applicable.

Item 5.  Other Information.

(c)    Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 29, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as described in the table below:

Name	Title	Action	Applicable Date	Expiration Date	Rule 10b5-1 Trading Arrangement? (Y/N)(1)	Aggregate Number of Securities Subject to Trading Arrangement
Steven Fendley	President, Unmanned Systems	Adopted	5/12/2025	8/31/2026	Y	84,000
							(2)
Deanna Lund	Executive Vice President, Chief Financial Officer	Adopted	5/20/2025	8/31/2026	Y	60,000
							(2)
Thomas Mills	President, C5ISR Systems	Adopted	6/03/2025	8/31/2026	Y	50,758
							(2)
Maria Cervantes De Burgreen	Vice President & Corporate Controller	Adopted	6/16/2025	10/16/2026	Y	6,264
							(2)
David Carter	President, Defense and Rocket Support Services	Adopted	6/13/2025	9/01/2026	Y	63,000
							(2)
Stacy Rock	President, Kratos Turbine Technologies	Adopted	6/16/2025	10/01/2026	Y	77,521
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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ MARIA CERVANTES DE BURGREEN
Maria Cervantes de Burgreen
Vice President and Corporate Controller
(Principal Accounting Officer)
Date:	August 7, 2025