Form 10-Q
period 2025-09-28
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2025-11-04
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of October 31, 2025, 168,840,708 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2025

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)

	September 28, 2025
	(Unaudited)	December 29, 2024
Assets
Current assets:
Cash and cash equivalents	$565.9	$329.3
Accounts receivable, net	136.3	117.5
Unbilled receivables, net	287.1	206.3
Inventoried costs, net	180.0	162.1
Prepaid expenses	14.8	18.0
Other current assets	52.9	38.9
Total current assets	1,237.0	872.1
Property, plant and equipment, net	342.5	288.2
Operating lease right-of-use assets, net	42.0	37.6
Goodwill	595.0	568.9
Intangible assets, net	57.2	53.8
Other assets	149.6	130.3
Total assets	$2,423.3	$1,950.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$66.2	$82.0
Accrued expenses	66.8	38.8
Accrued compensation	68.7	71.9
Billings in excess of costs and earnings on uncompleted contracts	64.2	76.3
Current portion of operating lease liabilities	12.2	11.3
Current portion of finance lease liabilities	2.8	1.9
Other current liabilities	6.5	14.5
Total current liabilities	287.4	296.7
Long-term debt, net of current portion	—	174.6
Operating lease liabilities, net of current portion	33.3	29.8
Finance lease liabilities, net of current portion	86.0	64.4
Other long-term liabilities	35.1	32.2
Total liabilities	441.8	597.7
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at September 28, 2025 and December 29, 2024	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 168,838,631 and 151,092,292 shares issued and outstanding at September 28, 2025 and December 29, 2024, respectively	0.2	0.2
Additional paid-in capital	2,627.0	2,017.4
Accumulated other comprehensive income (loss)	2.1	(0.5)
Accumulated deficit	(647.8)	(663.9)
Total stockholders’ equity	1,981.5	1,353.2
Total liabilities and stockholders’ equity	$2,423.3	$1,950.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Service revenues	$117.4	$103.9	$354.7	$316.9
Product sales	230.2	172.0	647.0	536.3
Total revenues	347.6	275.9	1,001.7	853.2
Cost of service revenues	91.2	76.7	274.1	232.9
Cost of product sales	179.3	130.0	503.1	402.9
Total costs	270.5	206.7	777.2	635.8
Gross profit	77.1	69.2	224.5	217.4
Selling, general and administrative expenses	59.8	52.6	176.7	161.5
Merger and acquisition expenses	0.2	0.2	0.2	0.2
Research and development expenses	10.0	9.9	30.2	29.7
Operating income	7.1	6.5	17.4	26.0
Other income (expense):
Interest income (expense), net	4.6	—	2.5	(2.7)
Other income (expense), net	0.2	(0.7)	2.0	(0.8)
Total other income (expense), net	4.8	(0.7)	4.5	(3.5)
Income before income taxes	11.9	5.8	21.9	22.5
Provision for income taxes	3.2	2.6	5.8	10.1
Net income	$8.7	$3.2	$16.1	$12.4

Basic income per common share	$0.05	$0.02	$0.10	$0.08
Diluted income per common share	$0.05	$0.02	$0.10	$0.08

Weighted average common shares outstanding:
Basic	170.5	152.6	160.1	147.8
Diluted	172.9	154.1	162.3	147.8

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net income	$8.7	$3.2	$16.1	$12.4
Change in unrealized cash flow hedge (net of taxes of $0.0 million and $0.1 million for the three and nine month period ended September 28, 2025 and $0.9 million and $0.4 million for the three and nine month period ended September 29, 2024)	—	(2.6)	(0.5)	(1.3)
Change in cumulative translation adjustment	(0.4)	1.4	3.4	(0.1)
Comprehensive income	$8.3	$2.0	$19.0	$11.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended September 28, 2025 and September 29, 2024
(in millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amounts
Balance, June 30, 2024	150.7	$0.2	$1,998.6	$1.5	$(671.0)	$1,329.3
Stock-based compensation	—	—	7.2	—	—	7.2
Issuance of common stock for employee stock purchase plan and stock options	0.3	—	4.6	—	—	4.6
Restricted stock issued and related taxes	—	—	(0.2)	—	—	(0.2)
Loss on interest rate swap contract	—	—	—	(2.6)	—	(2.6)
Net income	—	—	—	—	3.2	3.2
Other comprehensive income, net of tax	—	—	—	1.4	—	1.4
Balance, September 29, 2024	151.0	$0.2	$2,010.2	$0.3	$(667.8)	$1,342.9

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amounts
Balance, June 29, 2025	168.6	$0.2	$2,613.5	$2.8	$(656.5)	$1,960.0
Stock-based compensation	—	—	9.1	—	—	9.1
Issuance of common stock for employee stock purchase plan, options and stock awards	0.2	—	5.3	—	—	5.3
Restricted stock issued and related taxes	—	—	(0.9)	—	—	(0.9)
Loss on interest rate swap contract	—	—	—	(0.3)	—	(0.3)
Net income	—	—	—	—	8.7	8.7
Other comprehensive loss, net of tax	—	—	—	(0.4)	—	(0.4)
Balance, September 28, 2025	168.8	$0.2	$2,627.0	$2.1	$(647.8)	$1,981.5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the nine months ended September 28, 2025 and September 29, 2024
(in millions)
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 31, 2023	$22.5	129.3	$—	$1,654.5	$1.7	$(680.2)	$976.0
Stock-based compensation	—			23.0			$23.0
Issuance of common stock for employee stock purchase plan	—	0.5	—	8.2	—	—	$8.2
Restricted stock issued and related taxes	—	1.4	—	(17.3)	—	—	$(17.3)
Issuance of common stock for equity raise	—	19.2	0.2	330.5	—	—	$330.7
Loss on interest rate swap contract	—		—	—	(1.3)	—	$(1.3)
Net income	—	—	—	—	—	12.4	$12.4
Other comprehensive loss, net of tax	—	—	—	—	(0.1)	—	$(0.1)
Changes in noncontrolling interest	(22.5)	0.6	—	11.3	—	—	$11.3
Balance, September 29, 2024	$—	151.0	$0.2	$2,010.2	$0.3	$(667.8)	$1,342.9

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 29, 2024	151.1	$0.2	$2,017.4	$(0.5)	$(663.9)	$1,353.2
Stock-based compensation	—	—	26.4	—	—	26.4
Issuance of common stock for employee stock purchase plan	0.5	—	9.9	—	—	9.9
Restricted stock issued and related taxes	1.1	—	(19.2)	—	—	(19.2)
Issuance of common stock for equity raise	14.9	—	555.9	—	—	555.9
Issuance of common stock for acquisitions	1.2	—	36.6	—	—	36.6
Loss on interest rate swap contract	—	—	—	(0.8)	—	(0.8)
Net income	—	—	—	—	16.1	16.1
Other comprehensive income, net of tax	—	—	—	3.4	—	3.4
Balance, September 28, 2025	168.8	$0.2	$2,627.0	$2.1	$(647.8)	$1,981.5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	September 28, 2025	September 29, 2024
Operating activities:
Net income	$16.1	$12.4
Adjustments to reconcile net income to net cash provided by ( used in) operating activities:
Depreciation and amortization	34.1	30.0
Deferred income taxes	(0.1)	0.1
Amortization of lease right-of-use assets	9.0	8.8
Stock-based compensation	26.4	23.0
Amortization of deferred financing costs	0.4	0.5
Loss on extinguishment of debt	0.5	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(16.5)	16.2
Unbilled receivables	(80.5)	(6.0)
Inventoried costs	0.9	(2.0)
Prepaid expenses and other assets	(31.5)	(35.5)
Operating lease liabilities	(8.8)	(9.0)
Accounts payable	(14.3)	(3.4)
Accrued expenses	28.2	4.6
Accrued compensation	(3.0)	(4.1)
Billings in excess of costs and earnings on uncompleted contracts	(14.7)	(39.9)
Income tax receivable and payable	1.0	5.7
Other liabilities	(1.4)	2.7
Net cash provided by (used in) operating activities	(54.2)	4.1
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(11.5)
Capital expenditures	(71.1)	(44.6)
Net cash used in investing activities	(71.1)	(56.1)
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	555.9	330.7
Borrowing under credit facility	—	10.0
Repayment under credit facility and term loan	(185.0)	(50.0)
Payments under finance leases	(1.4)	(1.0)
Payments of employee taxes withheld from share-based awards	(19.2)	(17.3)
Proceeds from shares issued under equity plans	9.9	8.2
Net cash provided by financing activities	360.2	280.6
Net cash provided	234.9	228.6
Effect of exchange rate changes on cash and cash equivalents	1.7	0.1
Net increase in cash and cash equivalents	236.6	228.7
Cash and cash equivalents at beginning of period	329.3	72.8
Cash and cash equivalents at end of period	$565.9	$301.5

Non-cash investing and financing activities:
Financing lease obligation incurred	$23.8	$16.8
Capital expenditures included in accounts payable and accrued expenses	6.1	4.5
Common stock issuance for purchase of noncontrolling interests	—	11.3
Common stock issuance for acquisition	$36.6	$—

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

(a)    Basis of Presentation

 The information as of September 28, 2025 and for the three and nine months ended September 28, 2025 and September 29, 2024 is unaudited. The condensed consolidated balance sheet as of December 29, 2024 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 29, 2024, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2025 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

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

(c)    Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year. The three month periods ended September 28, 2025 and September 29, 2024 consisted of 13-week periods. The nine month periods ended September 28, 2025 and September 29, 2024 consisted of 26-week periods. There are 52 calendar weeks in the fiscal years ending on December 28, 2025 and December 29, 2024.

(d)    Use of Estimates

There have been no significant changes in the Company’s accounting estimates for the nine months ended September 28, 2025 as compared to the accounting estimates described in the Form 10-K.

(e)    Fair Value of Financial Instruments

The Company uses forward exchange contracts to manage foreign currency risks associated with certain transactions, specifically forecasted materials and salaries paid in foreign currencies. These derivative instruments are measured at fair value using observable market inputs such as interest rates. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At September 28, 2025 and December 29, 2024, the derivative instruments were included in other current assets and other long-term liabilities on the Company's condensed consolidated balance sheets. The Company also had entered into an interest rate swap contract in order to mitigate the exposure to interest rate movements associated with the Company’s Term Loan A. On June 30, 2025, in anticipation of the extinguishment of all outstanding Term Loan A debt under the 2022 Credit Facility, the Company terminated this interest rate swap contract.

The carrying amounts and the related fair values of the Company’s derivative instruments measured at fair value on a recurring basis at September 28, 2025 and December 29, 2024 are presented in Note 15.

The carrying value of all financial instruments, including cash equivalents, accounts receivable, unbilled receivables, accounts payable, accrued expenses, billings in excess of cost and earnings on uncompleted contracts, income taxes payable and long and short-term debt, approximated their estimated fair values at September 28, 2025 and December 29, 2024 due to the short-term nature of these instruments.

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

(g) Joint Venture Arrangements

On February 26, 2025, the Company and RAFAEL Advanced Defense Systems, Ltd. (“RAFAEL”) announced an approximate 50/50 joint venture for the establishment of a U.S.-based merchant supplier of solid rocket motors (“SRMs”) and other energetics. The new joint venture, named Prometheus Energetics (“Prometheus”), is set to be headquartered on an approximately 500-acre site near the U.S. Navy and Army facility in Crane, Indiana. Kratos and RAFAEL (through its U.S. based subsidiary RAFAEL USA) have jointly committed up to $175 million in capital for the establishment of Prometheus and required property, plant, equipment and personnel needed for the new, state-of-the-art energetics manufacturing campus and facilities. After construction of the plant and once RAFAEL’s technology transfer is completed and certified for operations, Prometheus is projected to begin production of SRMs in 2027. As of the date of this Quarterly Report, the Company has incurred minimal amounts of expense related to the establishment of Prometheus.

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

The following table summarizes the preliminary allocation of the purchase price over the estimated fair values of the Norden assets acquired and liabilities assumed (in millions):

Accounts receivable	$2.1
Inventory	6.1
Other current assets	0.1
Property and equipment	1.7
Intangible assets	10.8
Total identifiable net assets acquired	20.8
Total identifiable net liabilities assumed	(9.5)
Goodwill	26.1
Net assets acquired	$37.4

Based on the Company’s estimate of fair value, as of February 4, 2025, net liabilities included $4.0 million of current liabilities. The identifiable intangible assets as of February 4, 2025 included customer relationships of $6.7 million with a useful life of 10 years, contracts and backlog of $1.6 million with a useful life of 2 years, developed technology of $1.4 million with a useful life of 5 years, trade names of $0.6 million with a useful life of 7 years, and a non-compete agreement valued at $0.5 million with a useful life of 5 years. The goodwill recorded in this transaction is expected to be tax-deductible.

The value of customer relationships was estimated using the multi-period excess earnings method (“MPEEM”), an income approach (Level 3), which converts projected revenues and costs into cash flows. To reflect the fact that certain other assets contribute to the cash flows generated, the returns for these contributory assets were removed to arrive at estimated cash flows solely attributable to the acquired customer relationships, which were discounted at a rate of 8.5% to determine the fair value referred to above. The value of contracts and backlog referred to above was also estimated using MPEEM. The value of developed technology referred to above was estimated using the relief-from royalty method, an income approach (Level 3), which estimates the cost savings that accrue to the owner of the intangible asset that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. A royalty rate was applied to the projected revenues associated with the developed technology intangible asset to determine the amount of savings, which was discounted at a rate of 8.5% to determine the fair value. The value of trade names referred to above was also estimated using the relief-from royalty method. A royalty rate was applied to the projected revenues associated with the trade names intangible asset to determine the amount of savings, which was discounted at a rate of 8.5% to determine the fair value referred to above. Quantitative information about significant unobservable inputs utilized to measure the fair value of Level 3 assets includes a range of discount rates from 6% to 12% and a weighted average discount rate of 8.5%.

The amounts of revenue and operating income (loss) of the acquired Norden assets included in the Company’s consolidated statement of operations for the three months ended September 28, 2025 were $6.3 million and $(0.2) million, respectively. The amounts of revenue and operating income of the acquired Norden assets included in the Company’s consolidated statement of operations for the nine months ended September 28, 2025 were $17.0 million and $2.4 million, respectively.

A summary of the consideration paid for the acquired assets is as follows (in millions):

Common stock issued	$32.2
Holdback that may be issued at later date	6.0
Less: estimated purchase price adjustment	(0.8)
Total consideration	$37.4

Pro Forma Financial Information (Unaudited)

The following tables summarize the supplemental condensed consolidated statements of operations information on an unaudited pro forma basis as if the acquisition of the Norden assets occurred on December 29, 2024 and include adjustments that were directly attributable to the Norden asset acquisition transaction. There are no material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and income (loss). The pro forma results are for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results that would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations that may occur in the future.

For the nine month period ended September 28, 2025 (all amounts, except per share amounts, are in millions):

Nine Months Ended
September 28, 2025
Pro forma revenues	$1,003.3
Pro forma net income before tax	$21.7
Pro forma net income	$15.9

Basic pro forma income per share	$0.10
Diluted pro forma income per share	$0.10

Sierra Technical Services, Inc.

On October 3, 2023, the Company entered into an agreement to acquire all of the outstanding equity securities of aerial target drone designer Sierra Technical Services, Inc. (“STS”) pursuant to which the Company (i) issued 866,026 shares of Kratos common stock valued at $12.8 million on October 3, 2023, (ii) an additional 42,523 shares of Kratos common stock valued at $1.1 million on October 3, 2024 and (iii) an additional 129,336 shares of Kratos common stock valued at $4.4 million on May 8, 2025 pursuant to certain holdback and earn-out provisions, in each case, to the former stockholders of STS. The Company recorded net assets of $12.6 million and goodwill of $10.7 million related to the STS acquisition. Significant assets of STS acquired by the Company included accounts receivable of $11.0 million, and identified intangibles (contracts and backlog) of $14.0 million. Significant liabilities of STS assumed by the Company included deferred revenue of $11.4 million. The operating results of the acquisition have been included in the Company’s results of operations from the effective date of the acquisition. The amount of net sales and earnings of STS included in the condensed consolidated statement of operations for the year ended December 31, 2023 were not material.

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

Remaining Performance Obligations

The Company calculates revenues from remaining performance obligations as the dollar value of the remaining performance obligations on executed contracts. On September 28, 2025, the Company had approximately $1.480 billion of remaining performance obligations. The Company expects to recognize approximately 19% of the remaining performance obligations as revenue in fiscal year 2025, an additional 47% in fiscal year 2026, and the balance thereafter.

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

As a result of the EAC process, any quarterly adjustments to revenues, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if it is determined the Company will be successful in mitigating the risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if it is determined the Company will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales, and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could affect the profitability of one or more of the Company’s contracts. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined. No cumulative catch-up adjustment on any one contract was material to the Company’s unaudited condensed consolidated financial statements for the three and nine-month periods ended September 28, 2025, and September 29, 2024. Likewise, total cumulative catch-up adjustments were not material for the three and nine-month periods ended September 28, 2025, and September 29, 2024.

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

Net contract assets and liabilities are as follows (in millions):

	September 28, 2025	December 29, 2024	Net Change
Contract assets	$287.1	$206.3	$80.8
Contract liabilities	$64.2	$76.3	$(12.1)
Net contract assets	$222.9	$130.0	$92.9

Contract assets increased $80.8 million during the nine months ended September 28, 2025, primarily due to higher unbilled receivables, net during the nine months ended September 28, 2025. There were no significant impairment losses related to any receivables or contract assets arising from the Company’s contracts with customers during the nine months ended September 28, 2025. Contract liabilities decreased $12.1 million during the nine months ended September 28, 2025, primarily due to revenue recognized in excess of payments received on these performance obligations. For the three and nine months ended September 28, 2025, the Company recognized revenue of $8.8 million and $61.0 million, respectively, that was previously included in the contract liabilities that existed at December 29, 2024. For the three and nine months ended September 29, 2024 the Company recognized revenue of $10.6 million and $79.8 million, respectively, that was previously included in the contract liabilities that existed at December 31, 2023.

Disaggregation of Revenue

The following series of tables presents the Company’s revenue disaggregated by several categories. For the majority of contracts, revenue is recognized over time as work is performed on the contract.

Revenue by contract type was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Kratos Government Solutions
Fixed price	$171.5	$140.2	$508.3	$425.6
Cost plus fee	77.2	57.3	230.0	174.1
Time and materials	11.6	14.2	39.8	44.1
Total Kratos Government Solutions	260.3	211.7	778.1	643.8
Unmanned Systems
Fixed price	71.6	51.0	183.4	166.6
Cost plus fee	15.1	11.5	38.0	37.6
Time and materials	0.6	1.7	2.2	5.2
Total Unmanned Systems	87.3	64.2	223.6	209.4
Total Revenues	$347.6	$275.9	$1,001.7	$853.2

Revenue by customer was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Kratos Government Solutions
U.S. Government (1)	$164.7	$128.4	$500.8	$392.7
International (2)	55.8	52.1	163.3	144.1
U.S. Commercial and other customers	39.8	31.2	114.0	107.0
Total Kratos Government Solutions	260.3	211.7	778.1	643.8
Unmanned Systems
U.S. Government (1)	66.4	55.5	184.5	177.5
International (2)	3.9	6.5	18.7	27.7
U.S. Commercial and other customers	17.0	2.2	20.4	4.2
Total Unmanned Systems	87.3	64.2	223.6	209.4
Total Revenues	$347.6	$275.9	$1,001.7	$853.2
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

Revenue by Geographic Area was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
United States	$286.0	$217.2	$812.8	$677.3
Other North America	4.7	4.4	14.0	12.2
Asia Pacific	17.0	16.4	55.7	47.2
Middle East	13.8	16.8	41.3	59.6
Europe	11.2	14.4	43.0	36.3
Other	14.9	6.7	34.9	20.6
Total Revenues	$347.6	$275.9	$1,001.7	$853.2

Note 4. Goodwill and Intangible Assets

(a)    Goodwill

    The carrying amounts of goodwill as of September 28, 2025 and December 29, 2024 by reportable segment are as follows (in millions):

	As of September 28, 2025
	KGS	US	Total
Gross value	$709.7	$138.6	$848.3
Less accumulated impairment	239.5	13.8	253.3
Net	$470.2	$124.8	$595.0

	As of December 29, 2024
	KGS	US	Total
Gross value	$683.6	$138.6	822.2
Less accumulated impairment	239.5	13.8	253.3
Net	$444.1	$124.8	$568.9

(b)    Purchased Intangible Assets

The following table sets forth information for finite-lived and indefinite-lived intangible assets (in millions):

	As of September 28, 2025			As of December 29, 2024
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$87.6	$(67.5)	$20.1	$80.9	$(65.3)	$15.6
Contracts and backlog	54.7	(46.7)	8.0	53.1	(43.2)	9.9
Non-compete Agreements	0.5	(0.1)	0.4	—	—	—
Developed technology and technical know-how	35.1	(30.5)	4.6	33.7	(29.4)	4.3
Trade names	4.4	(3.4)	1.0	3.8	(3.1)	0.7
In-process research and development	16.8	(0.6)	16.2	16.8	(0.4)	16.4
Total finite-lived intangible assets	199.1	(148.8)	50.3	188.3	(141.4)	46.9
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$206.0	$(148.8)	$57.2	$195.2	$(141.4)	$53.8

Consolidated amortization expense related to intangible assets subject to amortization was $2.5 million and $2.2 million for the three months ended September 28, 2025 and September 29, 2024, respectively, and $7.4 million and $6.5 million for the nine months ended September 28, 2025 and September 29, 2024 respectively.
The estimated future amortization expense of acquired intangible assets with finite lives for the remainder of 2025 and the next five fiscal years, and thereafter as of September 28, 2025 is as follows (in millions):

Amount
2025	$2.3
2026	10.9
2027	8.5
2028	5.7
2029	5.7
2030	5.2
Thereafter	12.0
Total	$50.3

Note 5. Inventoried Costs

Inventoried costs, consisted of the following components (in millions):

	September 28, 2025	December 29, 2024
Raw materials	$107.0	$90.1
Work in process	67.8	67.7
Finished goods	5.2	4.3
Total inventoried costs	$180.0	$162.1

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

Diluted net income per share for the three and nine months ended September 28, 2025 included the dilutive effect of an aggregate of 2.5 million and 2.2 million shares, respectively, of the Company’s common stock granted to employees under stock-based compensation plans. Diluted net income per share for the three and nine months ended September 29, 2024 included the dilutive effect of an aggregate of 1.5 million and 0.0 million shares, respectively, of the Company’s common stock granted to employees under stock-based compensation plans.

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

    The components of lease expense were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Amortization of right of use assets - finance leases	$1.1	$0.8	$2.7	$2.4
Interest on lease liabilities - finance leases	1.0	0.9	2.6	2.5
Operating lease cost	3.8	3.4	10.9	10.5
Short-term lease cost	0.5	0.4	1.4	1.0
Sublease income	(0.1)	—	(0.2)	(0.1)
Total lease cost	$6.3	$5.5	$17.4	$16.3

The components of leases on the balance sheet were as follows (in millions):

	September 28, 2025	December 29, 2024
Operating leases:
Operating lease right-of-use assets	$42.0	$37.6
Current portion of operating lease liabilities	$12.2	$11.3
Operating lease liabilities, net of current portion	$33.3	$29.8
Finance leases:
Property, plant and equipment, net	$78.7	$57.6
Current portion of finance lease liabilities	$2.8	$1.9
Finance lease liabilities, net of current portion	$86.0	$64.4

Cash paid for amounts included in the measurement of lease liabilities was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Finance lease - cash paid for interest	$0.9	$0.9	$2.5	$2.5
Finance lease - financing cash flows	$0.5	$0.3	$1.4	$1.0
Operating lease - operating cash flows (fixed payments)	$3.8	$3.4	$10.8	$10.6

Other supplemental noncash information (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Operating lease liabilities arising from obtaining right-of-use assets	$4.6	$0.6	$13.5	$2.9
Finance lease liabilities arising from obtaining right-of-use assets	$23.8	$—	$23.8	$16.8

			September 28, 2025	September 29, 2024
Weighted-average remaining lease term (in years):
Operating leases			4.57	4.24
Finance leases			14.67	14.06

Weighted-average discount rate:
Operating leases			5.26%	5.00%
Finance leases			6.19%	6.35%

The maturity of lease liabilities is (in millions):

	Operating Leases	Finance Leases
2025 (1)	$3.7	$1.7
2026	13.7	8.4
2027	12.2	8.8
2028	9.3	8.9
2029	5.5	9.0
Thereafter	7.1	101.4
Total lease payments	51.5	138.2
Less: imputed interest	(6.0)	(49.4)
Total present value of lease liabilities	$45.5	$88.8
(1) Excludes the nine months ended September 28, 2025.

Note 8. Income Taxes

The provision for income taxes and the effective income tax rate are as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Federal, state and foreign income tax expense	$3.2	$2.6	$5.8	$10.1
Effective income tax rate	27.01%	43.76%	26.37%	44.83%

Current Quarter
The Company’s effective tax rate (ETR) for the three months ended September 28, 2025 decreased to 27.01% from 43.76% in the prior year period principally due to increased tax benefits related to stock based compensation. The provision for income taxes for the three months ended September 28, 2025 and the three months ended September 29, 2024 included a benefit of $1.2 million and $0.1 million, respectively, for stock compensation related items.

Year to Date
The Company’s ETR for the nine months ended September 28, 2025 decreased to 26.37% from 44.83% in the prior year period principally due to increased tax benefits related to stock based compensation. The provision for income taxes for the nine months ended September 28, 2025 and the nine months ended September 29, 2024 included a benefit of $3.4 million and $0.7 million, respectively, for stock compensation related items.

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

As of September 28, 2025, the Company had $25.5 million of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at September 28, 2025 are $21.7 million that, if recognized, would impact the Company’s effective income tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the nine months ended September 28, 2025 and September 29, 2024, the Company recorded an expense of $0.2 million and $0.2 million. For the nine months ended September 28, 2025 and September 29, 2024, there was no material benefit recorded related to the removal of interest and penalties.

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

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted. Key income tax-related provisions of the OBBBA include the repeal of mandatory capitalization of U.S. based research and development expenditures under Internal Revenue Code (IRC) Section 174 (reinstating full expensing beginning in 2025), extension of bonus depreciation, and revisions to international tax regimes. The Company recognized the income tax effects of the OBBBA, which were not material, in its fiscal quarter ended September 28, 2025.

Note 9. Debt

(a) 2022 Credit Facility

On February 18, 2022, the Company completed the refinancing of its then-outstanding $90 million revolving credit facility and $300 million 6.5% Senior Secured Notes, with a new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A (collectively, the “2022 Credit Facility”). The Company incurred debt issuance costs of $3.3 million associated with the 2022 Credit Facility. On July 2, 2025, the Company extinguished all outstanding Term Loan A debt under the 2022 Credit Facility. The then-outstanding Term Loan A aggregate principal balance of $177.5 million, plus accrued interest, was paid in full utilizing a portion of the proceeds received from the June 27, 2025 public equity offering, which is described further in Note 12. The Company incurred a loss on the extinguishment of the debt of $0.5 million during the three months ended September 28, 2025 related to the write-off of unamortized debt issuance costs. This loss is included in Other income (expense) in the condensed consolidated statement of operations. The undrawn $200 million revolving credit facility under the 2022 Credit Facility remains active and available to the Company.

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

The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. The Company was in compliance with the covenants contained in the Credit Agreement as of September 28, 2025.

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

Term Loan and Revolving Credit Debt

Term loan and revolving credit debt and the current period interest rates are as follows (in millions):

	September 28, 2025	December 29, 2024
Term Loan A	$—	$185.0
Revolving credit facility	—	—
Total debt	—	185.0
Less current portion	—	10.0
Total long-term debt, less current portion	—	175.0
Less long-term unamortized debt issuance costs - term loans	—	0.4
Total long-term debt, net of unamortized debt issuance costs - term loans	$—	$174.6
Unamortized debt issuance costs - revolving credit facility	$0.3	$0.4
Current period interest rate	—%	5.9%

Note 10. Segment Information

The Company operates in two reportable segments, KGS and US. The KGS reportable segment is comprised of an aggregation of KGS operating segments, including our microwave electronics products, space, satellite and cyber, training solutions, C5ISR/modular systems, turbine technologies, and defense and rocket support services operating segments. The US reportable segment consists of the Company’s unmanned aerial, unmanned ground, unmanned seaborne and command, control and communications system products. The KGS and US reportable segments provide products, solutions and services for mission critical National Security programs. KGS and US customers primarily include National Security related agencies, the DoW, intelligence agencies and classified agencies, and to a lesser degree, international government agencies and domestic and international commercial customers.

There were not any significant intersegment sales, cost of sales and profit for the three and nine month periods ended September 28, 2025 and September 29, 2024.

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

(a)    Summary Operating Results

The tables below provide information about the Company’s reportable segments. In these tables total segment operating income (loss) of the reportable business segments is reconciled to the corresponding consolidated amount. “Unallocated amounts” includes costs for merger and acquisition expenses, stock-based compensation expenses, interest expense, net, and other income (expense), net, items not considered part of management’s evaluation of segment operating income. See Note 3 (Revenue Recognition) to these condensed consolidated financial statements for segment revenues disaggregated by contract type, customer and geographic region. The summary operating results for the Company’s reportable segments for the three and nine month periods ended September 28, 2025 and September 29, 2024, are as follows (in millions):

Three Months Ended September 28, 2025	Kratos Government Solutions	Unmanned Systems	Totals
Service revenues	$114.7	$2.7	$117.4
Product sales	145.7	84.5	230.2
Total revenues	260.4	87.2	347.6
Cost of service revenue	89.1	2.1	91.2
Cost of product sales	109.0	70.3	179.3
Total cost of sales	198.1	72.4	270.5
Selling, general & administrative expenses	39.2	11.5	50.7
Research & development expenses	9.4	0.6	10.0
Total segment operating income (loss)	13.7	2.7	16.4
Reconciliation of segment operating income
Unallocated amounts:
Merger and acquisition related expenses			$(0.2)
Stock compensation expense			(9.1)
Interest income (expense), net			4.6
Other income (expense), net			0.2
Income before income taxes			$11.9

Revenues from foreign customers were approximately $59.7 million or 17% of total revenue for the three months ended September 28, 2025. Revenues from any one foreign country did not exceed 10% of total revenues.

Nine Months Ended September 28, 2025	Kratos Government Solutions	Unmanned Systems	Totals
Service revenues	$348.4	$6.3	$354.7
Product sales	429.8	217.2	647.0
Total revenues	778.2	223.5	1,001.7
Cost of service revenue	269.0	5.1	274.1
Cost of product sales	321.1	182.0	503.1
Total cost of sales	590.1	187.1	777.2
Selling, general & administrative expenses	116.2	34.1	150.3
Research & development expenses	28.6	1.6	30.2
Total segment operating income	43.3	0.7	44.0
Reconciliation of segment operating income
Unallocated amounts:
Merger and acquisition related expenses			$(0.2)
Stock compensation expense			(26.4)
Interest income (expense), net			2.5
Other income (expense), net			2.0
Income before income taxes			$21.9

Revenues from foreign customers were approximately $182.0 million or 18% of total revenue for the nine months ended September 28, 2025. Revenues from any one foreign country did not exceed 10% of total revenues.

Three Months Ended September 29, 2024	Kratos Government Solutions	Unmanned Systems	Totals
Service revenues	$102.0	$1.9	$103.9
Product sales	109.7	62.3	172.0
Total revenues	211.7	64.2	275.9
Cost of service revenue	75.3	1.4	76.7
Cost of product sales	78.5	51.5	130.0
Total cost of sales	153.8	52.9	206.7
Selling, general & administrative expenses	35.2	10.2	45.4
Research & development expenses	9.2	0.7	9.9
Total segment operating income	13.5	0.4	13.9
Reconciliation of segment operating income
Unallocated amounts:
Merger and acquisition related expenses			$(0.2)
Stock compensation expense			(7.2)
Interest income (expense), net			—
Other income (expense), net			(0.7)
Income before income taxes			$5.8

Revenues from foreign customers were approximately $58.6 million or 21% of total revenue for the three months ended September 29, 2024. Revenues from any one foreign country did not exceed 10% of total revenues.

Nine Months Ended September 29, 2024	Kratos Government Solutions	Unmanned Systems	Totals
Service revenues	$311.3	$5.6	316.9
Product sales	332.5	203.8	536.3
Total revenues	643.8	209.4	853.2
Cost of service revenue	228.8	4.1	232.9
Cost of product sales	236.3	166.6	402.9
Total cost of sales	465.1	170.7	635.8
Selling, general & administrative expenses	106.9	31.6	138.5
Research & development expenses	26.2	3.5	29.7
Total segment operating income	45.6	3.6	49.2
Reconciliation of segment operating income
Unallocated amounts:
Merger and acquisition related expenses			$(0.2)
Stock compensation expense			(23.0)
Interest income (expense), net			(2.7)
Other income (expense), net			(0.8)
Income before income taxes			$22.5

Revenues from foreign customers were approximately $171.8 million or 20% of total revenue for the nine months ended September 29, 2024. Revenues from any one foreign country did not exceed 10% of total revenues.

(b) Capital Expenditures (in millions):	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Kratos Government Solutions	$18.5	$8.6	$44.7	$23.5
Unmanned Systems	9.6	6.5	26.4	20.7
Total reportable segment capital expenditures	28.1	15.1	71.1	44.2
Corporate capital expenditures	0.0	0.2	0.0	0.4
Total capital expenditures	$28.1	$15.3	$71.1	$44.6

`

(c) Depreciation and Amortization (in millions):	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Kratos Government Solutions	$8.4	$7.1	$23.7	$20.1
Unmanned Systems	3.5	3.2	10.4	9.9
Total depreciation and amortization	$11.9	$10.3	$34.1	$30.0

d) Reportable Segment Assets (in millions):	September 28, 2025	December 29, 2024
Kratos Government Solutions	$1,415.5	$1,250.4
Unmanned Systems	434.3	385.7
Total reportable segment assets	1,849.8	1,636.1
Corporate assets(1)	573.5	314.8
Total assets	$2,423.3	$1,950.9

(1)Corporate assets primarily include cash and cash equivalents, deferred income tax assets, and property, plant and equipment used in our corporate operations.

Assets of foreign subsidiaries in the KGS segment were $265.3 million and $223.2 million as of September 28, 2025 and December 29, 2024, respectively. Assets from any one foreign country did not exceed 10% of total assets.

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

Prior to the purchase of the remaining shares of KTT Core, the Company adjusted the carrying value of the redeemable noncontrolling interest based on an allocation of subsidiary earnings based on ownership interest. Redeemable noncontrolling interest is recorded outside of permanent equity at the higher of its carrying value or management’s estimate of the amount (the “Redemption Amount”) that the Company could be required to pay in connection with the Put Right. Adjustments to the Redemption Amount had a corresponding effect on net income per share attributable to Kratos shareholders. For the nine month period ended September 29, 2024, the Company recorded an adjustment of $0.5 million to decrease the carrying value of the redeemable noncontrolling interest to the estimated Redemption Amount. As a result of the Company’s acquisition of the remaining 9.95% of the issued and outstanding shares of capital stock of KTT Core on June 21, 2024, the carrying value of the redeemable noncontrolling interest was reduced to zero.

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

Note 13. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales contracted through the U.S. Government, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $231.1 million and $183.9 million, or 66% and 67% of total Kratos revenue, for the three months ended September 28, 2025 and September 29, 2024, respectively, and $685.3 million and $570.2 million, or 68% and 67% of total Kratos revenue, for the nine months ended September 28, 2025 and September 29, 2024, respectively.

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

    Legal and Regulatory Matters
U.S. Government Cost Claims

The Company’s contracts with the DoW are subject to audit by the Defense Contract Audit Agency (“DCAA”). As a result of these audits, from time to time the Company is advised of claims concerning potential disallowed, overstated or disputed costs. For example, during the course of audits of the Company’s contracts, the DCAA is closely examining and questioning certain of the established and disclosed practices that it had previously audited and accepted. The Company’s personnel regularly scrutinize costs incurred and allocated to contracts with the U.S. Government for compliance with regulatory standards. For those Company subsidiaries and fiscal years which have not yet been audited by the DCAA or for those audits which are in process which have not yet been completed by the DCAA, the Company cannot reasonably estimate the range of loss, if any, that may result given the inherent difficulty in predicting regulatory action, fines and penalties, if any, and the various remedies and levels of judicial review available to the Company in the event of an adverse finding. As a result, the Company has not recorded any liability related to these matters.

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

Note 15. Derivative Financial Instruments

The Company’s derivative portfolio consists of forward exchange contracts used to manage foreign currency risks and an interest rate swap contract to hedge U.S. dollar-one month Term SOFR in order to mitigate the exposure to interest rate movements associated with the Company’s Term Loan A. As noted below, the interest rate swap was terminated on June 30, 2025. Derivative financial instruments are recognized on the condensed consolidated balance sheets as either assets or liabilities and are measured at fair value.

Forward Exchange Contracts

Changes in the fair values of the foreign currency exchange contracts are recorded each period in earnings. As of September 28, 2025, the Company did not use hedge accounting for its foreign currency exchange contracts. The notional value of the Company’s foreign currency exchange contracts at September 28, 2025 was $14.0 million. At September 28, 2025, the fair value amounts of the foreign currency exchange contracts were a $1.2 million asset and a $0.1 million liability. The net gain from these forward exchange contracts was $0.9 million and $1.2 million for the three and nine months ended September 28, 2025, respectively, and is included in other income (expense). The notional value of the Company’s foreign currency exchange contracts at December 29, 2024, was $24.5 million. At December 29, 2024, the fair value amounts of the foreign currency exchange contracts were a $0.2 million asset and a $0.1 million liability.

Cash Flow Hedge

On April 28, 2023, the Company entered into an interest rate swap contract with an initial notional amount of $195.0 million to manage the variability of cash flows associated with the Term Loan A. The interest rate swap contract matures on May 1, 2026 and requires periodic interest rate settlements. The swap is at a fixed SOFR of 3.721% and settles monthly on the last day of each calendar month. The Company has designated the interest rate swap contract as a cash flow hedge and assesses the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. Changes in fair value (gains and losses) related to derivative financial instruments that qualify as cash flow hedges are deferred in Accumulated Other Comprehensive Income (Loss) (“AOCI”) until the underlying transaction is reflected in earnings. The net gain reclassed from AOCI from the interest rate swap reflected in earnings was $0.2 million and $0.8 million for the three and nine months ended September 28, 2025, respectively, and is recorded as an offset to interest expense. The net gain reclassed from AOCI from the interest rate swap reflected in earnings was $0.8 million and $2.3 million for the three and nine months ended September 29, 2024, respectively, and is recorded as an offset to interest expense.

On June 30, 2025, in anticipation of the extinguishment of all outstanding Term Loan A debt under the 2022 Credit Facility, the Company terminated the interest rate swap contract referred to above. The Company received a payment of approximately $0.3 million representing the termination value of the interest rate swap.

The fair value of this derivative represents the discounted value of the expected future discounted cash flows for the interest rate swap, based on the amortization schedule and the current forward curve for the remaining term of the contract as of December 29, 2024 (in millions):

	Notional Value	Fair Value
Interest rate swap contract designated as a cash flow hedge, net of taxes	$185.0	$0.8

Note 16. Collaborative Arrangement

On June 3, 2025, the Company and GE Aerospace (“GE”) announced a formal teaming agreement to advance the development and production of engines for the next generation of affordable unmanned aerial systems and Collaborative Combat Aircraft-type (CCA-type) aircraft. This teaming agreement supersedes an earlier letter of intent and memorandum of understanding between the Company and GE related to the development, testing and fielding of these engines. Under this arrangement, Kratos and GE share in the risks and rewards of the program through various revenue, cost and profit-sharing payment structures. In accordance with FASB ASC Topic 808, Collaborative Arrangements, (“Topic 808”), the accounting for the arrangement is within the scope of ASC 606 and revenue and costs are recognized as the promised services are provided. The ASC 606 considerations and facts discussed in Note 3. Revenue Recognition apply to this arrangement. Since the signing of the memorandum of understanding between the Company and GE on July 22, 2024, Kratos has recorded revenues of $29.1 million and cost of sales of $29.1 million through September 28, 2025 related to this arrangement. Kratos has recorded revenues of $3.3 million and cost of sales of $3.3 million for the three months ended September 28, 2025 related to this arrangement, and has recorded revenues of $10.6 million and cost of sales of $10.6 million for the nine months ended September 28, 2025 related to this arrangement.

Note 17. Subsequent Events

On November 4, 2025, the Company and certain of its subsidiaries entered into a definitive merger agreement (the “Merger Agreement”) pursuant to which the Company agreed to acquire Orbit Technologies Ltd., a company organized under the laws of the State of Israel (“Orbit”). Orbit’s ordinary shares are currently publicly traded on the Tel Aviv Stock Exchange. The aggregate consideration payable by the Company pursuant to the Merger Agreement is expected to be approximately $356.3 million, which is expected to be funded via cash on the Company’s balance sheet immediately prior to closing. Consummation of the acquisition of Orbit is subject to a number of customary closing conditions. The transaction is expected to close in the first half of 2026.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” relating to our future financial performance, the market for our services, our opportunities, and our expected future capital expenditures. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements reflect our current beliefs, expectations and projections, are based on assumptions, and are subject to known and unknown risks and uncertainties that could cause our actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of these factors are beyond our ability to control or predict. As a result, you should not place undue reliance on forward-looking statements. Important risks and uncertainties that could cause our actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, but are not limited to: changes, cutbacks or delays in spending by the U.S. Department of War may occur which could cause delays or cancellations of key government contracts; delays to or the cancellation of our projects as a result of protest actions submitted by our competitors; changes in federal government (or other applicable) procurement laws, regulations, policies and budgets; the availability of government funding for the Company’s products and services due to performance, cost growth, or other factors; changes in government and customer priorities and requirements; the potential of the current economic environment to adversely impact our business; currently unforeseen risks associated with any public health crisis; risks related to natural disasters or severe weather; changes in the scope or timing of our projects; the timing, rescheduling or cancellation of significant customer contracts and agreements, or consolidation by or the loss of key customers; risks of adverse regulatory action or litigation; risks related to our international operations; risks associated with debt leverage; failure to successfully achieve our integration, cost reduction or divestiture strategies; risks related to security breaches, cybersecurity attacks or other significant disruptions of our information systems; and competition in the marketplace, which could reduce revenues and profit margins, as well as the additional risks and uncertainties described in this Quarterly Report on Form 10-Q, in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2025 (the “Form 10-K”), and in other reports that we have filed with the SEC. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except as required by law, we assume no responsibility for updating any forward-looking statements, whether as a result of new information, future events or otherwise.

All references to “us,” “we,” “our,” the “Company” and “Kratos” refer to Kratos Defense & Security Solutions, Inc., a Delaware corporation, and its subsidiaries.

Overview

Kratos is a technology, products, system and software company addressing the defense, national security, and commercial markets. Kratos makes true internally funded research, development, capital and other investments, to rapidly develop, produce and field solutions that address our customers’ mission critical needs and requirements. At Kratos, affordability is a technology, and we seek to utilize proven, leading edge approaches and technology, not unproven bleeding edge approaches or technology, with Kratos’ approach designed to reduce cost, schedule and risk, enabling us to be first to market with cost effective solutions. We believe that Kratos is known as the innovative disruptive change agent in the industry, a company that is an expert in designing products and systems up front for successful rapid, large quantity, low cost future manufacturing, which is a value add competitive differentiator for our large traditional prime system integrator partners and also to our government and commercial customers. Kratos intends to pursue program and contract opportunities as the prime or lead contractor when we believe our probability of win is high and any investment required by Kratos is within our capital resource comfort level. We intend to partner and team with a large, traditional system integrator when our assessment of probability of win is greater or required investment is beyond Kratos comfort level. Kratos’ primary business areas include, virtualized ground systems for satellites and space vehicles including software for command & control (C2) and telemetry, tracking and control (TT&C), jet powered unmanned aerial drone systems, hypersonic vehicles and rocket systems, propulsion systems for drones, missiles, loitering munitions, supersonic systems, space craft and launch systems, command, control, communication, computing, combat, intelligence surveillance and reconnaissance (C5ISR) and microwave electronic products for missile, radar, air defense, missile defense, space, satellite, counter unmanned aircraft systems (CUAS), directed energy, communication and other systems, and virtual & augmented reality training systems for the warfighter. We believe that there is a generational recapitalization of weapon systems occurring globally, including with the United States and its allies, to address individual and potential collective peer and near peer threats, including Russia, China, North Korea and Iran. The Company currently has record levels of backlog and opportunity pipeline. The Company is currently making significant capital, property, plant, equipment and other internally funded investments to address its backlog, current opportunity pipeline, and expected and potential future program and contract awards, including from or with the Department of War, traditional legacy prime systems integrators and partners. These investments include; unmanned jet powered aircraft such as Kratos Valkyrie ahead of potential contract award; a hypersonic system fabrication and integration facility including for Kratos Zeus standard rocket missiles (SRMs) and Erinyes hypersonic flight systems in Indiana; the purchase of long lead items for 60 Oriole SRM’s for ballistic missile defense related, hypersonic or other expected customer missions; expansion of our small turbojet engine production capacity in Michigan; establishment of a planned small turbofan jet engine production facility in Oklahoma; expansion of our existing microwave electronics manufacturing facility in Israel, establishment of an additional microwave electronics facility in Israel, including a space qualified facility; expansion of our machining, milling, casting, 3D printing and additive manufacturing capable facility in the United States to support our jet engine and other product and system manufacturing requirements; establishment of a new facility related to the Sentinel intercontinental ballistic missile (ICBM) program; expansion of our unmanned jet drone manufacturing capability; and expansion of existing and construction of additional classified facilities for certain programs and contracts. Investments related to the Company’s Prometheus venture with Rafael and the new turbofan production facility in Oklahoma related to our arrangement with GE Aerospace are not expected to ramp up until 2026.

Industry Update

On November 5, 2024, the U.S. Presidential and Congressional elections occurred, with Donald Trump being elected President of the United States, and the Republican party controlling both the Senate and the House of Representatives. On March 14, 2025 the Senate voted to pass the “Full-Year Continuing Appropriations and Extensions Act of 2025” (H.R. 1968) to further extend appropriations and avert a government shutdown through the end of fiscal year 2025 on September 30. This CRA largely extended fiscal year 2024 spending levels, including certain limited flexibility to reallocate certain program funds, and, according to the Congressional Budget Office, would allow for $1.6 trillion in discretionary spending in FY 2025, with $893 billion for defense (an approximately $6 billion increase) and $708 billion for non-defense spending (an approximately $13 billion reduction).

In May 2025, President Trump’s fiscal year 2026 budget request was submitted to Congress. The request includes approximately $1 trillion for national security, approximately $962 billion of which is for the Department of War (“DoW”), with $113 billion of such DoW funds included in the reconciliation bill described below. The budget request for the DoW reflects an increase of 11.8%, or $101.6 billion, above fiscal year 2025 levels.

On July 4, 2025, the One Big Beautiful Bill Act was enacted. This Reconciliation bill appropriated an additional $156 billion for national security priorities and is expected to result in increased investment by the DoW in defense modernization projects.

The 2026 fiscal year began October 1, 2025, without the passage of Appropriation Acts or a CRA resulting in a U.S. Government shutdown, which is ongoing. We are continuing to work on existing government contracts in accordance with federal guidelines, included those funded under prior year appropriations. It is unclear at this time when appropriations legislation will be enacted.

The potential challenges presented by the recent U.S. Government shutdown, Presidential and Congressional changes, proposed new tariffs, the current budgetary and deficit funding environment, the Trump Administration’s stated fiscal policies, Israel, Ukraine and Taiwan funding support, potential continuing heightened levels of inflation, ongoing supply chain disruption, and the challenging appropriations process, among other items, all continue to potentially create significant short and long-term risks to the industry and the Company. Additionally, the Trump Administration has recently executed certain executive orders directly related to significantly changing the current DoW procurement policies and procedures, and the Federal Acquisition Regulations, the potential impact of which such changes, if effected either by executive orders or changes to the relevant law, to the industry, and to Kratos, is unknown at this time.

We believe continued budget and deficit funding pressures (which are expected), CRAs (which are also expected), future Federal Government debt ceiling issues, or current and potential Federal Government shutdowns could have serious negative consequences for the security of our country and the defense industrial base, including the Company and the related customers, employees, suppliers, investors, and communities that rely on companies in the defense industrial base. It is possible that budget and program decisions made in such an uncertain environment would have long-term implications for our Company and the entire defense industry. Additionally, funding for certain programs, including those in which we currently participate or are pursuing, may be reduced, delayed or cancelled, and budget uncertainty or funding cuts globally could adversely affect the viability of our customers, partners, teammates, subcontractors, suppliers, and our employee base.

Such a dynamic and challenging federal and DoW budgetary environment may negatively impact our customers, business and programs and could have a material adverse effect on our forecasts, estimates, financial position, results of operations and/or cash flows.

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

We do believe that our business is well-positioned, including in areas that the Trump Administration, the DoW, national security related and other customers currently indicate are priorities for future defense spending. As noted above, we believe that there is a generational recapitalization of weapon systems and the defense industrial base occurring with the U.S. and its allies to address peer and near peer threats, including Russia, China, North Korea and Iran. We believe that the Company’s positioning as a proven provider of military grade hardware, systems and software to address these threats for and with our customers and partners is recognized in the industry. We believe that the Company’s military grade hardware, software and solution offerings, including jet unmanned aerial drones, rocket and hypersonic systems, C5ISR and air defense systems, jet engine and propulsion systems for missiles, drones, hypersonic and supersonic vehicles, microwave electronics for missile, radar and air defense systems and training systems, address mission critical priority areas of the DoW.

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

Comparison of Results for the Three Months Ended September 28, 2025 to the Three Months Ended September 29, 2024

Revenues.  Revenues by reporting segment for the three months ended September 28, 2025 and September 29, 2024 are as follows (dollars in millions):

	September 28, 2025	September 29, 2024	$ change	% change
Kratos Government Solutions
Service revenues	$114.7	$102.0	$12.7	12.5%
Product sales	145.7	109.7	36.0	32.8%
Total Kratos Government Solutions	$260.4	$211.7	$48.7	23.0%
Unmanned Systems
Service revenues	$2.7	$1.9	$0.8	42.1%
Product sales	84.5	62.3	22.2	35.6%
Total Unmanned Systems	87.2	64.2	23.0	35.8%
Total revenues	$347.6	$275.9	$71.7	26.0%

Total service revenues	$117.4	$103.9	$13.5	13.0%
Total product sales	230.2	172.0	58.2	33.8%
Total revenues	$347.6	$275.9	$71.7	26.0%

Revenues increased $71.7 million to $347.6 million for the three months ended September 28, 2025 from $275.9 million for the three months ended September 29, 2024. Revenues in our KGS segment increased $48.7 million primarily due to increased revenues across all business units, with the most notable organic revenue increases in our Defense Rocket Support business driven by our hypersonic systems business and our space, satellite and cyber business, as well as growth in our C5ISR, microwave products businesses and turbine technologies businesses, and the contribution of $6.3 million in revenue from the recent acquisition of certain assets from Norden Millimeter, Inc. Revenues in our US segment were $87.2 million for the three months ended September 28, 2025, an increase of $23.0 million from $64.2 million in the three months ended September 29, 2024, primarily as a result of an international shipment of tactical Valkyrie aircraft during the three months ended September 28, 2025.

Product sales increased $58.2 million to $230.2 million for the three months ended September 28, 2025 from $172.0 million for the three months ended September 29, 2024, primarily as a result of increased production in our KGS segment. As a percentage of total consolidated revenues, product sales were 66.2% for the three months ended September 28, 2025 as compared to 62.3% for the three months ended September 29, 2024. Service revenues increased by $13.5 million to $117.4 million for the three months ended September 28, 2025 from $103.9 million for the three months ended September 29, 2024, primarily related to increased activity in our defense rocket support business in our KGS segment.

Cost of Revenues.  Cost of revenues increased $63.8 million to $270.5 million for the three months ended September 28, 2025 from $206.7 million for the three months ended September 29, 2024. The increase in cost of revenues was primarily related to the increased revenues as well the impact of increased labor and material costs, with the most notable increased activity in our Unmanned Systems segment.

Gross Margin.  Gross margin decreased to 22.2% for the three months ended September 28, 2025 from 25.1% for the three months ended September 29, 2024. Margins on services decreased to 22.3% for the three months ended September 28, 2025 from 26.2% for the three months ended September 29, 2024. Margins on products decreased to 22.1% for the three months ended September 28, 2025 from 24.4% for the three months ended September 29, 2024. Margins in the KGS segment decreased to 23.9% for the three months ended September 28, 2025 from 27.4% for the three months ended September 29, 2024. Margins in the US segment decreased to 17.0% for the three months ended September 28, 2025 from 17.6% for the three months ended September 29, 2024.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expenses increased $7.2 million to $59.8 million for the three months ended September 28, 2025 from $52.6 million for the three months ended September 29, 2024 due primarily to the increased revenue volume and headcount. As a percentage of revenues, SG&A decreased to 17.2% at September 28, 2025 from 19.1% at September 29, 2024.

Research and Development (“R&D”) Expenses.  R&D expenses increased to $10.0 million for the three months ended September 28, 2025 from $9.9 million for September 29, 2024. As a percentage of revenues, R&D decreased to 2.9% for the three months ended September 28, 2025 from 3.6% for the three months ended September 29, 2024. R&D expenses are made by the Company, typically in conjunction with our customers, for the Company to achieve a “first to market” position with our products or technology. We also invest in R&D expenses to achieve market leading “designed in” positions on major programs, platforms or systems.

Total Other Income (Expense), Net.  The total other income (expense), net was $4.8 million for the three months ended September 28, 2025 and $(0.7) million for the three months ended September 29, 2024. The net change of $5.5 million between the three months ended September 29, 2024 and the three months ended September 28, 2025 is primarily related to the reduction of interest expense from the payoff of our long-term debt on July 2, 2025 and an increase in interest income on cash balances, which increased following our June 27, 2025 public offering.

Provision for Income Taxes. The provision for income taxes was $3.2 million for the three months ended September 28, 2025 and $2.6 million for the three months ended September 29, 2024. The provision for income taxes for the three months ended September 28, 2025 and three months ended September 29, 2024 included a benefit of $1.2 million and $0.1 million, respectively, for stock compensation related items. For the three months ended September 28, 2025, the Company utilized the annual effective tax rate method based on the forecasted information provided. For the three months ended September 29, 2024, the Company utilized the discrete effective tax rate method. The discrete method is applied when it is not possible to reliably estimate the full year effective tax rate due to significant permanent differences in relation to pre-tax book income, resulting in significant variability to the effective tax rate.

Comparison of Results for the Nine Months Ended September 28, 2025 to the Nine Months Ended September 29, 2024

Revenues. Revenues by reporting segment for the nine months ended September 28, 2025 and September 29, 2024 are as follows (dollars in millions):

	September 28, 2025	September 29, 2024	$ change	% change
Kratos Government Solutions
Service revenues	$348.4	$311.3	$37.1	11.9%
Product sales	429.8	332.5	97.3	29.3%
Total Kratos Government Solutions	$778.2	$643.8	$134.4	20.9%
Unmanned Systems
Service revenues	$6.3	$5.6	$0.7	12.5%
Product sales	217.2	203.8	13.4	6.6%
Total Unmanned Systems	223.5	209.4	14.1	6.7%
Total revenues	$1,001.7	$853.2	$148.5	17.4%

Total service revenues	$354.7	$316.9	$37.8	11.9%
Total product sales	647.0	536.3	110.7	20.6%
Total revenues	$1,001.7	$853.2	$148.5	17.4%

Revenues increased $148.5 million to $1,001.7 million for the nine months ended September 28, 2025 from $853.2 million for the nine months ended September 29, 2024. Revenues in our KGS segment increased $134.4 million, due to increased revenues across all business units, with the most notable organic revenue increases in our Defense Rocket Support business driven by our hypersonic business, as well as growth in our space, satellite and cyber, C5ISR, turbine technologies and microwave products businesses, and the contribution of $17.0 million in revenue from the February 4, 2025 acquisition of certain assets from Norden Millimeter, Inc. Revenues in our US segment were $223.5 million for the nine months ended September 28, 2025, an increase of $14.1 million from $209.4 million for the nine months ended September 29, 2024, primarily reflecting increased tactical drone activity during the nine months ended September 28, 2025.

Product sales increased $110.7 million to $647.0 million for the nine months ended September 28, 2025 from $536.3 million for the nine months ended September 29, 2024, primarily as a result of increased production activity in our KGS and US Segments. As a percentage of total revenue, product sales were 64.6% for the nine months ended September 28, 2025 as compared to 62.9% for the nine months ended September 29, 2024. Service revenues increased by $37.8 million to $354.7 million for the nine months ended September 28, 2025 from $316.9 million for the nine months ended September 29, 2024. The increase was primarily related to increased activity in our defense rocket support businesses in our KGS segment.

Cost of Revenues. Cost of revenues increased $141.4 million to $777.2 million for the nine months ended September 28, 2025 from $635.8 million for the nine months ended September 29, 2024. The increase in cost of revenues was primarily a result of the increase in revenues discussed above as well as the impact of increased labor and material costs.

Gross Margin. Gross margin decreased to 22.4% for the nine months ended September 28, 2025 from 25.5% for the nine months ended September 29, 2024. Gross margin on services decreased to 22.7% for the nine months ended September 28, 2025 from 26.5% for the nine months ended September 29, 2024. Gross margin on product sales decreased to 22.2% for the nine months ended September 28, 2025 from 24.9% for the nine months ended September 29, 2024. Gross margin in the KGS segment decreased to 24.2% for the nine months ended September 28, 2025 from 27.8% for the nine months ended September 29, 2024 primarily due to a less favorable mix of revenues. Gross margin in the US segment decreased to 16.3% for the nine months ended September 28, 2025 from 18.5% for the nine months ended September 29, 2024 due to the less favorable mix of revenues and from the impact of increased labor and material costs in the nine months ended September 28, 2025, which are not recoverable under multi-year fixed priced contracts.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $15.2 million from $161.5 million for the nine months ended September 29, 2024 to $176.7 million for the nine months ended September 28, 2025 due primarily to the increased revenue volume and headcount, partially offset by the impact of our cost reduction actions we have taken. As a percentage of revenues, SG&A decreased to 17.6% at September 28, 2025, from 18.9% at September 29, 2024.

Research and Development (“R&D”) Expenses. R&D expenses were $30.2 million for the nine months ended September 28, 2025 and $29.7 million for the nine months ended September 29, 2024. As a percentage of revenues, R&D expenses decreased to 3.0% for the nine months ended September 28, 2025 from 3.5% for the nine months ended September 29, 2024. R&D expenses are made by the Company, typically in conjunction with our customers, for the Company to achieve a “first to market” position with our products or technology. We also invest in R&D expenses to achieve market leading “designed in” positions on major programs, platforms or systems.

Total Other Income (Expense), Net. Total other income (expense), net increased to income of $4.5 million for the nine months ended September 28, 2025 from expense of $3.5 million for the nine months ended September 29, 2024. The increase in total other income (expense), net of $8.0 million was primarily related to the reduction of interest expense from the payoff of our Term Loan A debt on July 2, 2025 and an increase in interest income on cash balances which increased following our June 27, 2025 public offering, and due to the receipt of a research and development tax related refund received by one of the Company’s international businesses.

Provision for Income Taxes. The provision for income taxes was $5.8 million for the nine months ended September 28, 2025 and $10.1 million for the nine months ended September 29, 2024. For the nine months ended September 28, 2025, the Company utilized the annual effective tax rate method based on the forecasted information provided. For the nine months ended September 29, 2024, the Company utilized the discrete effective tax rate method. The discrete method is applied when it is not possible to reliably estimate the full year effective tax rate due to significant permanent differences in relation to pre-tax book income, resulting in significant variability to the estimated effective tax rate.

Backlog

On September 28, 2025, we had approximately $1.480 billion of total backlog, of which $1.234 billion was funded. We expect to recognize approximately 19% of the remaining total backlog as revenue in fiscal year 2025, an additional 47% in fiscal year 2026 and the balance thereafter. Our comparable total backlog balance as of September 29, 2024, was approximately $1.294 billion, of which $1.099 billion was funded. Backlog as of September 28, 2025 as compared to September 29, 2024 has increased primarily as a result of contract awards in our Space, Satellite and Training, C5ISR, and Unmanned Systems businesses.

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

Liquidity and Capital Resources

As of September 28, 2025, we had cash and cash equivalents of $565.9 million compared with cash and cash equivalents of $329.3 million as of December 29, 2024, which includes $18.0 million and $40.2 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, however, earnings of these foreign subsidiaries are essentially considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the United States they could be repatriated, and their repatriation into the United States may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

Our total long-term debt decreased from $185.0 million at December 29, 2024 to zero at September 28, 2025, reflecting the extinguishment on July 2, 2025 of all outstanding Term Loan A debt under the 2022 Credit Facility. The then outstanding Term Loan A aggregate principal balance of $177.5 million, plus accrued interest, was paid in full utilizing a portion of the proceeds we received from the June 27, 2025 public equity offering that generated net proceeds of approximately $555.9 million, which is described further in Note 12 to the accompanying unaudited condensed consolidated financial statements. The undrawn $200 million revolving credit facility referred to above remains active and available to the Company.

We use our operating cash flow to finance trade accounts receivable, fund necessary increases in inventory including increasing inventory stock levels and advance buys in larger lot sizes to gain pricing benefits where possible, in order to mitigate the impact of supply chain disruptions and price increases, utilize working capital to fund revenue growth, fund prepayments required for long lead items necessary for production, fund internal investments of engineering and software development costs, fund capital expenditures, our internal research and development investments and our ongoing operations, service our debt, enhance our security infrastructure, including cyber security infrastructure, and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services because a number of our receivables are contractually billable and due to us only when certain contractual milestones are achieved. Financing increases in inventory balances are necessary to fulfill shipment requirements to meet delivery schedules of our customers, to fund advanced inventory purchases to mitigate supply chain disruptions, and to fund production for work in progress and increased inventory levels and prepayments for long-lead materials related to production and revenue growth. These financing requirements have increased and have recently negatively impacted our operating cash flows due to actions we have taken to advance inventory purchases in an attempt to mitigate supply chain disruptions and to bolster our inventory levels. For the nine months ended September 28, 2025, approximately $31.5 million of operating cash flow use was related to increases in prepaid expenses and other assets which also include certain vendor prepayments and deposits related to the procurement of long-lead materials and inventory and certain investments we are making for unmanned systems initiatives. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our days sales outstanding (“DSO”) have increased from 104 days as of December 29, 2024 to 111 days at September 28, 2025, primarily reflecting the timing of outstanding contractual billing milestones and our internal revenue growth. Our DSO's are impacted by the achievement of contractual billing milestones such as equipment shipments and deliveries on certain products, and for certain flight requirements that must be fulfilled on certain aerial target programs, or final milestone billings which are not due until completion on certain projects, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time.

A summary of our net cash provided by (used in) operating activities, investing activities, and financing activities from our condensed consolidated statements of cash flows is as follows (in millions):

	Nine Months Ended
	September 28, 2025	September 29, 2024
Net cash provided by (used in) operating activities	$(54.2)	$4.1
Net cash used in investing activities	(71.1)	(56.1)
Net cash provided by financing activities	360.2	280.6

Net cash used in operating activities was $54.2 million for the nine months ended September 28, 2025. Net cash used in operating activities for the nine months ended September 28, 2025 was primarily a result of net income of $16.1 million and changes in net working capital accounts of $140.6 million partially offset by noncash charges of $70.3 million which primarily includes stock compensation, depreciation and amortization. Net cash provided by operating activities was $4.1 million for the nine months ended September 29, 2024. Net cash provided by operating activities for the nine months ended September 29, 2024 was primarily a result of net income of $12.4 million and changes in net working capital accounts of $70.7 million partially offset by noncash charges of $62.4 million which primarily includes stock compensation, depreciation and amortization.

Net cash used in investing activities was $71.1 million for the nine months ended September 28, 2025 and is comprised entirely of capital expenditures. During the nine months ended September 28, 2025, capital expenditures of approximately $25.8 million were incurred in our US business, primarily related to our unmanned tactical initiative. We expect our capital expenditures for fiscal year 2025 to continue to be significant for investments we are making, specifically in our US business totaling approximately $35 to $40 million, including approximately $25 to $30 million for capital aerial targets and related support equipment. The Company is currently producing or anticipates producing several versions of the Valkyrie within the 24 unit production, based on routine communications with the customers, which mix and ultimate duration of the 24 Lot Build may change as a result. Net cash used in investing activities was $56.1 million for the nine months ended September 29, 2024 and is primarily comprised of $44.6 million in capital expenditures and $11.3 million in cash paid for the remaining minority interests in KTT Core (along with a corresponding issuance of 583,700 shares of Kratos common stock valued at $11.3 million). During the nine months ended September 29, 2024, capital expenditures of approximately $20.5 million were incurred in our US business, primarily related to our unmanned tactical initiative.

Net cash provided by financing activities was $360.2 million for the nine months ended September 28, 2025, which included employee stock purchase plan receipts of $9.9 million and net proceeds from the issuance of common stock of approximately $555.9 million (see Note 12 to the accompanying unaudited condensed consolidated financial statements). These proceeds were partially offset by $185.0 million of principal payments on our Term Loan A, which was extinguished on July 2, 2025, payroll withholding taxes paid from vested restricted stock traded for taxes of $19.2 million and payments made on financing lease obligations of $1.4 million. Net cash provided by financing activities was $280.6 million for the nine months ended September 29, 2024, which included employee stock purchase plan receipts of $8.2 million and net proceeds from the issuance of common stock of approximately $330.7 million. These proceeds were partially offset by $5.0 million of principal payments on our Term Loan A and a $45.0 million payment (partially offset by a $10.0 million draw) on our Revolving Credit Facility, payroll withholding taxes paid from vested restricted stock traded for taxes of $17.3 million and payments made on financing lease obligations of $1.0 million.

Contractual Obligations and Commitments

2022 Credit Facility

On February 18, 2022, we completed the refinancing of our then-outstanding $90 million revolving credit facility and $300 million Senior Secured Notes, with a new 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A. We incurred debt issuance costs of $3.3 million associated with the 2022 Credit Facility. On July 2, 2025, we extinguished all outstanding Term Loan A debt under the 2022 Credit Facility. The then outstanding Term Loan A aggregate principal balance of $177.5 million, plus accrued interest, was paid in full utilizing a portion of the proceeds we received from the June 27, 2025 public equity offering, which is described further in Note 12 to the accompanying unaudited condensed consolidated financial statements. We incurred a loss on the extinguishment of the debt of $0.5 million related to the write-off of unamortized debt issuance costs. The undrawn $200 million revolving credit facility under the 2022 Credit Facility remains active and available to the Company.

The 2022 Credit Facility is governed by a Credit Agreement (the “Credit Agreement”), which establishes the 5-year senior secured credit facility which is comprised of the $200 million Revolving Credit Facility (which includes sub-facilities for the incurrence of up to $10.0 million of swingline loans and the issuance of up to $50.0 million of Letters of Credit) and the $200 million Term Loan A (which was paid fully on July 2, 2025). The Credit Agreement contemplates uncommitted incremental credit facilities of up to $200 million (which amount would be reduced by the aggregate amount of any and all incremental credit facilities actually established under the Credit Agreement) plus additional uncommitted incremental capacity subject to a limitation based on the Company’s pro forma total net leverage ratio (including any such additional uncommitted incremental capacity).

Borrowings under the Revolving Credit Facility may take the form of base rate loans or SOFR loans. Base rate loans under the Credit Agreement will bear interest at a rate per annum equal to the sum of the Applicable Margin (as defined in the Credit Agreement) from time to time in effect plus the highest of (i) the Agent’s (as defined in the Credit Agreement) prime lending rate, as in effect at such time, (ii) the Federal Funds Rate (as defined in the Credit Agreement), as in effect at such time, plus 0.50%, (iii) the Adjusted Term SOFR (as defined in the Credit Agreement) for a one-month tenor in effect on such day, plus 1.00% and (iv) 1.00%. SOFR loans will bear interest a rate per annum equal to the sum of the Applicable Margin from time to time in effect plus the Adjusted Term SOFR for an Interest Period (as defined in the Credit Agreement) selected by the Company of one, three or six months. The Applicable Margin varies between 1.25% and 2.25% per annum for SOFR loans and between 0.25% and 1.25% per annum for base rate loans, and is based on the Company’s total net leverage ratio from time to time. The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. We were in compliance with the covenants contained in the Credit Agreement as of September 28, 2025.

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 28, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 14 of the Notes to condensed consolidated financial statements contained within this Quarterly Report for a discussion of our legal proceedings.

Item 1A.  Risk Factors.

The Company is supplementing the risk factors set forth in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 25, 2024 (the "Annual Report"). The following risk factor should be read in conjunction with the risk factors disclosed in the Annual Report.

Risks Related to Our Business (in addition to risks set forth in our Annual Report)

An extended U.S. federal government shutdown could have a material adverse effect on our business, cash flow, results of operations and financial condition.

The U.S. federal government has been shut down since October 1, 2025. The government shutdown has resulted in a delay of payments, and an extended government shutdown could further delay our receipt of payments from some of our customers and partners related to our business and programs. No assurance can be given as to when the U.S. federal government will reopen and how quickly our customers and partners will be able to resume making payments with respect to amounts owed to us under our existing programs. An extended government shutdown, could materially affect our business, cash flow, results of operations, and financial condition. See “Risk Factors – Risk Related to Our Business – Significant delays or reductions in appropriations for our programs and U.S. Government funding more broadly may negatively impact our business and programs and could have a material adverse effect on our financial position, results of operations and/or cash flows” in our Annual Report, which is incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

    Not applicable.

Item 5.  Other Information.

(c)    Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 28, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as described in the table below:

Name	Title	Action	Applicable Date	Expiration Date	Rule 10b5-1 Trading Arrangement? (Y/N)(1)	Aggregate Number of Securities Subject to Trading Arrangement
Eric DeMarco	Chief Executive Officer, President	Adopted	8/29/2025	12/01/2028	Y	1,000,000
							(2)	(3)
Phillip Carrai	President, Space, Training and Cyber Division	Adopted	8/26/2025	12/31/2026	Y	78,000
							(2)
Scot Jarvis	Director	Adopted	9/15/2025	4/30/2026	Y	35,417
							(2)
Scott Anderson	Director	Adopted	9/10/2025	6/15/2026	Y	30,401
							(2)
(1)Denotes whether the trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).

(2)This number represents the maximum number of shares of our common stock that may be sold pursuant to the trading arrangement. The number of shares actually sold will depend on the satisfaction of certain conditions set forth in the trading arrangement.

(3)As of September 28, 2025, Mr. DeMarco beneficially owned (including indirect holdings) 1,458,042 shares of our common stock. In addition, as of September 28, 2025, 1,212,500 deferred restricted stock units (RSUs) granted to Mr. DeMarco, representing non-qualified deferred compensation, have vested but remain subject to a previously agree to 5-year deferral period before issuance and release, which substantially all subject RSUs are scheduled to be released by January 2029, and an additional 750,000 RSUs granted to Mr. DeMarco are currently unvested and will only vest upon achievement of applicable vesting terms described in our proxy statement on Schedule 14A filed with the SEC on April 4, 2025. Each RSU represents a contingent right to receive one share of the Company’s common stock.

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

**    Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ MARIA CERVANTES DE BURGREEN
Maria Cervantes de Burgreen
Vice President and Corporate Controller
(Principal Accounting Officer)
Date:	November 4, 2025