Form 10-K
period 2025-12-28
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2026-02-23
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☒  No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 29, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6.5 billion, based on the closing sale price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on such date. This disclosure excludes shares of common stock held by executive officers, directors and stockholders whose individual ownership exceeded 10% of the common stock outstanding on June 28, 2024 because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of February 20, 2026, 170,329,158 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference
Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K incorporate information by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders or an amendment to this annual report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report on Form 10-K.

2

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
 FORM 10-K
 FOR THE FISCAL YEAR ENDED DECEMBER 28, 2025

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

PART I.
Item 1. Business.

Overview

Kratos is a technology, hardware, products, system and software company addressing the defense, national security, and commercial markets. Kratos makes true internally funded research, development, capital and other investments, to rapidly develop, produce and field relevant solutions that address our customers’ mission critical needs and requirements. At Kratos, affordability is a technology, and we seek to utilize proven, leading edge approaches and technology, not unproven bleeding edge approaches or technology, with Kratos’ approach designed to reduce cost, schedule and risk, enabling us to be first to market with cost effective solutions. We believe that Kratos is known as the innovative disruptive change agent in the industry, a company that is an expert in designing products and systems up front for successful rapid, large quantity, low cost future manufacturing, which is a value add competitive differentiator for our large traditional prime system integrator partners and also to our government and commercial customers. Kratos intends to pursue program and contract opportunities as the prime or lead contractor when we believe our probability of win is high and any investment required by Kratos is within our capital resource comfort level. We intend to partner and team with a large, traditional system integrator when our assessment of probability of win is greater or required investment is beyond Kratos comfort level. Kratos’ primary business areas include, virtualized ground systems for satellites and space vehicles including software for command & control (C2) and telemetry, tracking and control (TT&C), jet powered unmanned aerial drone systems, hypersonic vehicles and rocket systems, propulsion systems for drones, missiles, loitering munitions, supersonic systems, space craft and launch systems, command, control, communication, computing, combat, intelligence surveillance and reconnaissance (C5ISR) and microwave electronic products for missile, radar, air defense, missile defense, space, satellite, counter unmanned aircraft systems (CUAS), directed energy, communication and other systems, and virtual & augmented reality training systems for the warfighter. We believe that there is a generational recapitalization of weapon systems and related defense industrial bases occurring globally, including with the

United States and its allies, to address individual and potential collective peer and near peer threats, including Russia, China, North Korea and Iran. The Company currently has record levels of backlog and opportunity pipeline. The Company is currently making significant capital, property, plant, equipment and other internally funded investments to address its backlog, current opportunity pipeline, and expected and potential future program and contract awards, including from or with the Department of War, traditional legacy prime systems integrators and partners. These investments include unmanned jet powered aircraft such as Kratos Valkyrie ahead of potential contract award; a hypersonic system fabrication and integration facility including for Kratos Zeus solid rocket missiles (SRMs) and Erinyes hypersonic flight systems in Indiana; the procurement of long lead items for 60 Oriole and 60 Zeus SRM’s for ballistic missile defense related, hypersonic or other expected customer missions; relocation and expansion of our small turbojet engine production capacity in Michigan; establishment of a planned small turbofan jet engine production facility in Oklahoma; expansion of our existing microwave electronics manufacturing facility in Israel, establishment of an additional microwave electronics facility in Israel, including a space qualified facility; expansion of our machining, milling, casting, 3D printing and additive manufacturing capable facility in the United States to support our jet engine and other hardware product and system manufacturing requirements; establishment of a new facility related to the Sentinel intercontinental ballistic missile (ICBM) program; expansion of our unmanned jet drone manufacturing capability; and expansion of existing and construction of additional classified facilities for certain programs and contracts. Investments related to the Company’s Prometheus venture with Rafael and the new turbofan production facility in Oklahoma related to our arrangement with GE Aerospace are expected to begin to ramp up during 2026.

We were incorporated in the state of New York on December 19, 1994 and began operations in March 1995. We reincorporated in the state of Delaware in 1998.

Industry Update

On November 5, 2024, the U.S. Presidential and Congressional elections occurred, with Donald Trump being elected President of the United States, and the Republican party controlling both the U.S. Senate and the U.S. House of Representatives. On March 14, 2025 the Senate voted to pass the “Full-Year Continuing Appropriations and Extensions Act of 2025” (H.R. 1968) to further extend appropriations and avert a government shutdown through the end of the federal government’s fiscal year 2025 on September 30, 2025. This continuing resolution (“CRA”) largely extended fiscal year 2024 spending levels, including certain limited flexibility to reallocate certain program funds, and, according to the Congressional Budget Office, would allow for $1.6 trillion in discretionary spending in the federal government’s fiscal year 2025, with $893 billion for defense (an approximately $6 billion increase) and $708 billion for non-defense spending (an approximately $13 billion reduction).

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted. This reconciliation bill appropriated an additional $156 billion for defense spending and national security priorities and is expected to result in increased investment by the DoW in defense modernization projects and increasing weapons and armaments production capacity. Approximately $113 billion of the $156 billion in OBBBA funding for defense and national security priorities is intended to be added to the final 2026 defense appropriations Bill (see below) The appropriated funds will remain available to be obligated until September 30, 2029 and can be expended through 2035.

The federal government’s 2026 fiscal year began on October 1, 2025, without the passage of Appropriation Acts or a CRA, resulting in a U.S. Government shutdown. On November 9, 2025, a stopgap spending measure was enacted, which expired on January 30, 2026.

On February 3, 2026 President Trump signed the Consolidated Appropriations Act, 2026 (H.R. 7148) a $1.2 trillion funding package, that ended a brief government shutdown that began on February 1, 2026. This law provides funding for most federal agencies, including the DoW, through September 30, 2026. The funding bill includes $838.7 billion in defense appropriations for the DoW. This $838.7 billion, plus the approximate $113 billion included in the OBBBA noted above, and including approximately $45 billion in Department of Energy National Security related funds, brings the total U.S. Federal Fiscal Year 2026 National Security spend to approximately $1 trillion.

The potential challenges presented by the recent U.S. Government shutdown, Presidential and Congressional changes, proposed new tariffs, the current budgetary and deficit funding environment, the Trump Administration’s stated fiscal policies, Israel, Ukraine, Venezuela and Taiwan funding support, potential heightened levels of inflation, ongoing supply chain disruption, and the challenging appropriations process, among other items, all continue to potentially create significant short and long-term risks to the industry and the Company. Additionally, the Trump Administration has recently executed certain executive orders directly related to significantly changing the current DoW procurement policies and procedures, and the Federal Acquisition Regulations, the potential impact of which such changes, if effected either by executive orders or changes to the relevant law, to the industry, and to Kratos, is unknown at this time.

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

Such a dynamic and challenging federal and DoW budgetary environment may negatively impact our customers, business and programs, and could have a material adverse effect on our forecasts, estimates, financial position, results of operations and/or cash flows.

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

We believe that our business is well-positioned, including in areas that the Trump Administration, the DoW, and national security related and other customers currently indicate are priorities for future defense spending. As noted above, we believe that there is a generational recapitalization of weapon systems and the defense industrial base occurring with the U.S. and its allies to address peer and near peer threats, including Russia, China, North Korea and Iran. We believe that the Company’s positioning as a proven provider of military grade hardware, products, systems and software to address these threats for and with our customers and partners is recognized in the industry. We believe that the Company’s military grade hardware, software and solution offerings, including jet unmanned aerial drones, rocket and hypersonic systems, C5ISR and air defense systems, jet engine and propulsion systems for missiles, drones, hypersonic and supersonic vehicles, microwave electronics for missile, radar and air defense systems and training systems, address mission critical priority areas of the DoW.

Our Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect estimates and assumptions made by management as of December 28, 2025. Events and changes in circumstances arising after December 28, 2025, including those resulting from the continuing impacts of the current unfavorable macroeconomic climate, will be reflected in management’s estimates for future periods.

Current Reporting Segments

The Company currently operates in two reportable segments. The Kratos Government Solutions (“KGS”) reportable segment is comprised of an aggregation of KGS operating segments, including our microwave electronics products, space, satellite and cyber, training solutions, C5ISR/modular systems, turbine technologies, and defense and rocket support services operating segments. The Unmanned Systems (“US”) reportable segment is comprised of an aggregation of US operating segments, including our unmanned aerial, unmanned ground, unmanned seaborne and command, control and communications system businesses.

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

Competitive Strengths
We believe that Kratos being a technology company, focused on affordability and the composition and experience of our Board of Directors and Executive management team, our ability to act and make decisions quickly, our culture of rapid innovation and our investments to develop and maintain intellectual property, proprietary products, and technology, are strongly aligned with certain of the highest priority spending areas of the DoW, the U.S. National Security Strategy, and the DoW’s focus on leveraging technology to defeat or deter peer and near-peer adversaries, are competitive advantages.

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

Kratos’ specialized National Security focus is aligned with mission-critical National Security priorities. Continued and increased concerns related to the threats posed by certain foreign nations, including nations with peer or near peer capabilities, have caused the U.S. Government to identify National Security as an area of enhanced functional and spending priority. Budget pressures, particularly related to DoW spending, have placed a premium on rapidly developing and fielding low-cost, high-technology hardware, systems and solutions, that can be fielded in quantities, i.e. affordable mass, to address National Security requirements. While budget pressures routinely cause delays in contracts or orders for our business, the global threat environment and current budget projections suggest that future years defense spending will continue to be significant, including to address the increasing threats to the United States and its allies. The outlook for defense spending is primarily focused on deterring and defeating our adversaries, power projection, warfighting readiness, lethality, and recapitalization of key strategic defense systems to address peer and near peer threats. We believe that Kratos’ primary capabilities and areas of focus, certain ones which are listed below, are aligned with the objectives of the U.S. Government including those outlined in the 2022 National Defense Strategy document:

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
•Rocket engines, SRM’s and propulsion systems for hypersonic, space and other systems.

IP-centric technology company with proprietary products, technology and systems which address critical current and emerging threats faced by U.S. and allied militaries. As a technology-focused company at the forefront of the DoW’s strategy for technology rich, transformative, disruptive and affordable systems, our current and growing portfolio of proprietary systems, products, solutions, and related intellectual property addresses certain of the most critical mission needs and requirements of U.S. and allied militaries. At Kratos, affordability is a technology, a core competency and a focus that we believe is disruptive and brings an important value proposition to our customers and partners. Kratos business focus areas include: unmanned systems, space and satellite communications, microwave electronics, cybersecurity/warfare, missile defense, hypersonic systems, C5ISR, turbine technologies, jet and rocket engines and training systems.

Technology-driven company aligned with and supporting our customers’ increased innovation, technology, and strategic National Security initiatives, with focus on speed and affordability. As the DoW works to increase, maintain or achieve a technological advantage over adversaries, it has continued its efforts to create breakthrough technologies for National Security and related commercial markets, accelerate innovation to the warfighter and repurpose current capabilities to create cost-effective, disruptive technology advances that result in rapidly fielded systems and products in quantity. With our focus on delivering proven leading edge systems, products and technologies that address the most critical current and emerging threats, our customers include some of the most technologically advanced organizations of the defense and National Security establishment, including the U.S. Air Force (USAF), the U.S. Navy (USN), the U.S. Army, the U.S. Marine Corps (USMC), the U.S. Space Force, and the U.S. Space Command, and others. Additionally, Kratos customers also include the Defense Innovation Unit (“DIU”) (formerly the Defense Innovation Unit Experimental (“DIUx”)), Defense Advanced Research Projects Agency (“DARPA”), Air Force Research Laboratory (“AFRL”), the Strategic Capabilities Office (“SCO”), the Office of the Secretary of War (“OSW”), the Strategic Command (“STRATCOM”), the National Aeronautics and Space Administration (“NASA”), the Space Development Agency (SDA), the Space Force, the U.S. intelligence community, and other confidential customers. We believe our focus on low cost, constant innovation, capability improvements across our product and solutions portfolio, speed of development, and engineering, design and development for affordable mass production are key differentiators that are disruptive to certain traditional market norms and align us with and address our customers’ and our traditional large defense system integrator partners’ key initiatives.

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

Relevant Products, Systems and Solutions

We believe that Kratos is an industry leader of high performance, jet powered unmanned aerial target drone systems, which represent certain of the highest performance jet powered unmanned aerial aircraft in the world. Kratos is the primary provider of jet target drone systems to the USN, with the BQM-177, the USAF with the BQM-167, and the U.S. Army with the MQM-178. In addition to the United States Armed Services, Kratos sells its target drones to numerous allied countries globally. Kratos is currently under contract with a U.S. Government Agency for a Next Generation Target Drone (5GAT). Kratos is currently in sole source production year 21 for the BQM-167 with the USAF, sole source production year 7 with the USN for BQM-177, and single source production year 13, with the U.S. Army for MQM-178.

Kratos also provides Kratos’ Mako high performance jet powered tactical unmanned drone, which flew manned/unmanned teaming missions with a USMC manned fighter aircraft in 2015. Kratos’ Fifth Generation Stealth Valkyrie tactical drone systems have flown with the USAF and USMC, is under contract with the USMC and is currently involved with the USMC project Eagle. Other Kratos jet powered tactical drones flying today, include Thanatos, Apollo, Athena, and Air Wolf, each of which is currently under a customer funded contract. Kratos’ tactical drones are recognized for their extreme high performance, low cost and ability to be rapidly fielded. The Trump Administration, the Secretary of War and other Trump Administration leadership have indicated their support and the potential for increased future funding for unmanned aerial drone systems and related autonomy and artificial intelligence systems.

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

We believe our strategy of internally funding the research and development of many of our systems, products, software, solutions and capabilities, will continue to enable Kratos to be “first to market”, ahead of the competition and advance our position in high growth markets, such as high performance unmanned combat aerial vehicles (“UCAVs”), turbine and engine technologies, hypersonic systems, ballistic missile targets, microwave electronics and satellite communications, and allow us to grow, over the long-term, at a rate greater than that of the industry.

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

We have a highly diverse base of customers and contracts with no contract representing more than 5% of 2025 revenue. Our fixed-price contracts, the majority of which are production contracts, represent approximately 69% of our 2025 revenue. Our cost-plus-fee contracts and time and materials contracts represent approximately 27% and 4%, respectively, of our 2025 revenue. We believe our diverse base of key contracts and low reliance on any one contract provides us with a stable, balanced revenue stream.

Representative recent major contract awards for Kratos include the $1.45 billion (if all options are exercised over a five-year period) MACH-TB 2.0 contract award to support the Office of the Under Secretary of Defense for Research and Engineering (OUSD (R&E)) Test Resource Management Center (TRMC) to support OUSD’s National Hypersonic Initiative 2.0 by creating an affordable flight test bed to rapidly increase hypersonic flight test capacity, a $34.8 million contract from the USMC for Valkyrie mission system integration, a $116.7 million prime contract to create and operate an Advanced Fire Control Ground Infrastructure (AFCGI) from the U.S. Space Development Agency, an approximate $100.0 million total potential value hypersonic system program award, a $48.0 million contract for geolocation global support services, a $59.3 million award for additional BQM-177A subsonic aerial target system, a potential subcontract value of greater than $50.0 million if options are exercised for short/medium range suborbital vehicles, two contract awards for approximately $30.0 million each for air defense related hardware, a $25.0 million contract task order under the Command and Control System-Consolidated (CCS-C) Sustainment and Resiliency (C-SAR) contract with the U.S. Space Force System Command to support ground system capabilities for evolved strategic satellite communications. We also received a single award Phase 1 agreement with an initial total projected ceiling of $175 million across multiple phases to develop an organic sustainment capability for the U.S. Navy’s AN/SPY-1 radar systems known internally as project Anaconda, a single award projected value $68.3 million contract to build a state-or-the-art mid-tier arc jet and coupled fiber laser facility for hypersonic materials evaluations, known internally as Project Helios, and a recent announcement that Kratos’ teammate Northrop Grumman was competitively awarded the U.S. Marine Corps’ Marine Air-Ground Task Force Uncrewed Expeditionary Tactical Aircraft (MUX TACAIR) Collaborative Combat Aircraft (CCA), which combines Northrop Grumman’s uncrewed capabilities and autonomous leadership with Kratos’ Valkyrie uncrewed aerial system to work alongside crewed fighters to provide air dominance in high-threat environments.

Significant cash flow visibility driven by stable backlog. As of December 28, 2025 and December 29, 2024, our total backlog (see “Backlog” below) was approximately $1,573.4 million and $1,445.1 million respectively, of which approximately $1,232.0 million was funded in 2025 and $1,090.1 million was funded in 2024. The majority of our sales are from awards issued under long-term contracts, typically three to five years in duration. Our contract backlog provides visibility into stable future revenue and cash flow over a diverse set of contracts. Importantly, a number of our systems and products are designed-in and support long term, multi-year/multi-decade programs, which provides significant operational and financial visibility to our Company.

Highly skilled employees and an experienced management team. We deliver our systems, products and services through a skilled and primarily engineering and technically oriented workforce of approximately 4,300 employees. Our executives and senior managers have significant experience with technology companies, commercial enterprises, U.S. Government agencies, the U.S. military, U.S. Government contractors and other relevant entities. A significant number of Kratos employees hold National Security clearances. Members of our management team have experience growing commercial, technology and national security focused businesses both organically and through acquisitions and delivering significant value to investors, shareholders and stakeholders. We believe that the cumulative experience and differentiated expertise of our personnel in our core focus areas, coupled with our sizable and technically oriented employee base, allow us to qualify for and bid on larger programs and contracts in a prime contracting role.

Our Strategy
Our strategy is to be a leading technology, hardware, products, systems, software and products provider to the defense, national security and relevant commercial and related global markets, and to disrupt our market focus areas, by being first to market with relevant internally funded and developed offerings, engineered and designed to be mass produced at an affordable cost. In executing our strategy, Kratos primarily seeks to utilize proven technology, which we modify, adopt, change, integrate and apply to address market opportunities that we identify jointly with our customers and with our partners. This approach allows us to rapidly develop and field relevant offerings, while reducing technical, schedule and financial risk. At Kratos, “affordability is a technology”, and “better is the enemy of good enough”, which we believe are critical elements of the successful execution of our strategy. Additionally, whenever there is a defense/security/commercial “multi use” opportunity for our technology, products and systems, we lever off of this opportunity with increased efficiencies and further reduced cost opportunity via increased quantities provided to dual or multiple markets.

Internal Growth
We are focused on generating internal growth by capitalizing on our ability to rapidly develop, demonstrate and field leading technology systems and products at an affordable cost and by being “first to market” with our offerings. We make targeted discretionary investments in mission critical DoW, National Security and related commercial opportunity priority areas in order to achieve our first to market objective. Primary Kratos business areas include unmanned systems, space and satellite communications, cybersecurity, microwave electronics, hypersonic and rocket systems, missile defense, jet engines, rocket motors, turbine technologies and propulsion systems, and training systems, which we believe have the highest potential for growth, including as based on the recent Fiscal 2025 National Security budget submittal and National Defense Authorization Act (NDAA). In certain areas, Kratos will retain important intellectual property as a result of the internally funded investments we have made.

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

Capitalize on current contract base. We are pursuing new program and contract opportunities and awards as we build the business with our expanding technology base, intellectual property ownership, contract portfolio, and product, hardware, solution, software, service offerings and past performance qualifications. We are also aggressively pursuing several National Security priority areas, including high performance UCAVs or CCAs, satellite communications command, control, communication and signal monitoring products and offerings, space domain awareness (“SDA”), microwave electronics for missiles, radars, electronic warfare and communications, cybersecurity solutions, propulsion and engine systems, specialized training systems, autonomy and artificial intelligence systems, robotics, directed energy systems, hypersonic systems and next generation ballistic missile targets. Additionally, we are assessing new program areas and platforms to pursue that are consistent with our core capabilities, technology and intellectual property. These current and existing programs, contracts, customers and related offerings provide Kratos important past performance qualifications and experience, positioning us to credibly pursue new opportunities.

Expand customer and contract base. We are focused on expanding our customer base into areas with significant growth opportunities, including as indicated by the National Defense Authorization Act for Fiscal Year 2026 which was passed and signed into law by President Trump on December 18, 2025. and the Trump Administration’s indicated priority areas, including as documented by multiple Executive Orders. We intend to leverage our technology, intellectual property, proprietary products, capabilities, industry reputation, past performance qualifications, long-term customer relationships and diverse contract base to address these priorities. We also believe that our ability to rapidly develop, demonstrate and field high technology systems and products, at an affordable cost, is a clear competitive differentiator for our Company, and is aligned with recent comments made by the Secretary of War. We anticipate that this overall expansion in our capabilities will enable us to pursue larger program opportunities, higher value work and to further diversify our revenue base across additional U.S. Government, international and commercial customers.

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

Invest and Partner in strategic growth areas. Over the past several years, we have made significant internally funded investments in strategic growth areas, including unmanned tactical aircraft drone systems, space and satellite communication software and systems, rocket engines, SRMs and hypersonic systems, jet engines, turbine and other engine technologies. Specifically, we have increased internally funded research and development, capital and other expenditures, non-recurring engineering expenditures, and infrastructure investments, including executive management, bid, proposal and new business capture, pursuit and related expenses. We have made these investments with the intention of developing, demonstrating, fielding, bringing to production and being first to market in these strategic growth areas. These internally funded investments typically allow us to retain certain intellectual property rights, design and data packages, for these platforms, software and systems, including to ultimately secure sole source technology or production positions in these strategic growth areas. Specifically, since 2013, we have invested over $310 million in our UAS business and since 2019, approximately $315 million in our Space, Satellite and Cyber business, and made investments of approximately $25 million in rocket and hypersonic systems, and engine and turbine technology areas, through internally funded research, development, contract design retrofit costs, contract design costs for new platforms, software design and development, non-recurring engineering costs and capital expenditures related to these strategic growth areas.

•Since 2019, we have invested approximately $315 million in Kratos’ Space, Satellite and Cyber business through internally funded research and development, software design and development and capital expenditures, primarily related to our next generation, software based, virtualized satellite C2, TT&C, and other ground-based OpenSpace™ communications systems, which we released “first to market” in 2021, and our global SDA system. Related to certain of these investments, in 2022, we received an approximate $160 million potential contract award from Blue Halo (acquired by AeroVironment) and a significant contract award from Intelsat (acquired by SES) as a result of Kratos OpenSpace™ products and technology. In 2023, we introduced the satellite industry’s first open edge terminal for satellite communications and other applications and we announced that our OpenSpace platform is the first commercially available, fully virtualized satellite ground system to achieve MEF 3.0 Carrier Ethernet certification. In 2024, we received a number of contract awards including a $48 million contract for geolocation global support services, a $116.7 million contract from the U.S. Space Development Agency for Ground System to support advanced fire control missions and a $579 million single award IDIQ for Space Form Satcom C2 System. In September 2025, we completed the preliminary design review (PDR) for the Space Development Agency’s Advanced Fire Control Ground Integration (AFCGI) system. Kratos’ successful completion of the PDR with zero liens is expected to allow the program to advance on an accelerated timeline, aligning with projected launch milestones.
•During 2024 we entered into a Memorandum of Understanding (MOU) with GE Aerospace to partner on the development and production of small affordable engines that could potentially power unmanned aerial systems, collaborative combat aircraft, missile, drone and similar applications. The teaming agreement was formalized and executed in June 2025, to advance propulsion technologies for the next generation of affordable unmanned aerial systems and Collaborative Combat Aircraft-type (CCA-type) aircraft, The teaming agreement expands on the MOU and provides the framework for Kratos and GE Aerospace to develop, manufacture, test, and field the GEK800 engine, as well as collaborate on other low-cost expendable turbofan engines. In October 2025, GE Aerospace and Kratos announced the successful completion of altitude testing on its GEK800 engine. In addition to the joint work on the GEK800, Kratos and GE Aerospace have commenced work on another new engine, the GEK1500. The engines under development support unmanned aerial systems, CCAs, and similar applications, positioning Kratos and GE Aerospace to offer affordable mass propulsion solutions across a range of next-generation defense applications for the Department of War. In October 2025, GE Aerospace and Kratos announced the successful completion of altitude testing on its GEK800 engine.
•Over the past few years, Kratos has been in development on a new solid rocket motor system, Zeus (Zeus 1 and Zeus 2), and related hypersonic flight vehicle systems, Erinyes and Dark Fury, all of which Kratos has internally funded through investments totaling $25 million for rapid development, fielding and a first to market position. In November 2024, Kratos announced that Zeus 1 and Zeus 2 SRMs had completed their first successful flight on October 24, 2024, from the NASA Wallops Flight Facility in Virginia under a customer funded mission. In June 2024, Kratos announced the successful launch and flight of the Kratos Erinyes hypersonic flyer, also under a customer funded mission. The exercise, designated Hypersonic Test Bed-1 (HTB-1), demonstrated hypersonic flight that enabled the collection of data for multiple experiments to be provided to test teams for design and evaluation of new technologies. Subsequent to the successful flights of the Zeus SRMs and the Erinyes hypersonic system, Kratos was awarded the Mach TB 2.0 Hypersonic System related contract, the largest contract in Kratos history at $1.45 billion, if all options are exercised over a five-year period. The Company announced the second successful flight of the Erinyes hypersonic test bed in January 2025.
Capitalize on corporate infrastructure investments. In recent periods, we have made significant investments in our senior and technical management and corporate infrastructure related to cybersecurity threats to our Company, increased and changing regulations we are subject to, and the changing National Security industry environment. These investments also included hiring senior executives and managers with significant experience in the National Security and technology industries, hiring firms to support us on Capitol Hill, Congressionally and with our customers, strengthening our internal controls over financial reporting and accounting staff in support of increasing public company reporting requirements, expanding our infrastructure in response to increases in cybersecurity protection and related regulatory requirements, including the DoW’s Cybersecurity Maturity Model Certification (“CMMC”) requirement for all federal contractors, and expanding our backlog and bid and proposal pipeline resources. We have also made significant investments in secure facilities to enable us to bid on, successfully receive and execute on classified programs and opportunities. As a result of these and other investments, we expect to be allocating additional resources in our pursuit of new, larger and highly technical prime contract opportunities. We believe our management experience, technical capabilities, manufacturing, production and corporate infrastructure can support a company with a much larger revenue base than we currently have. Accordingly, we believe that, to the extent our revenue grows, we will be able to leverage this infrastructure base and increase our operating margins.

Customers
A representative list of government customers in our KGS and US segments during 2025 included the U.S. Air Force, U.S. Army, U.S. Navy, U.S. Marines, Missile Defense Agency, Space Command, Space Force, NASA, the AFRL, foreign military sales (“FMS”), the U.S. Southern Command, STRATCOM, the SCO, DIU (formerly DIUx), the Rapid Capabilities Offices, the U.S. intelligence community, DARPA, Office of the Secretary of War (OSW), and certain confidential customers. A representative list of non-government customers during 2025 included tier one, large U.S. Government contractors and system integrators such as Northrop Grumman, Lockheed Martin, General Dynamics, Raytheon Technologies, BAE Systems, and L3Harris, as well as Intelsat (acquired by SES), Blue Halo (acquired by AeroVironment), Microsoft, Amazon, Airbus, Siemens, Rolls Royce, Boom, GE Aerospace and others.

Revenue from the U.S. Government (which includes FMS) includes revenue from contracts for which we are the prime contractor as well as those for which we are a subcontractor and the ultimate customer is the U.S. Government. Revenues from U.S. Government agency customers in aggregate accounted for approximately 68%, 67% and 69% of total revenues in 2025, 2024, and 2023, respectively.

Backlog

Effective January 1, 2018, we adopted the requirements of Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), utilizing the modified retrospective method as discussed in Note 1 of the Notes to Consolidated Financial Statements contained within this Annual Report. Since our adoption of ASC 606, revenues from remaining performance obligations, also referred to as total backlog, are now calculated as the dollar value of our remaining performance obligations on executed contracts. As of December 28, 2025 and December 29, 2024, our backlog was approximately $1,573.4 million and $1,445.1 million, respectively, of which $1,232.0 million was funded in 2025 and $1,090.1 million was funded in 2024. Backlog as of December 28, 2025 as compared to December 29, 2024 has increased primarily as a result of contract awards in our Space and Satellite, Microwave Products, and Unmanned Systems businesses. We expect to recognize approximately 54.0% of the remaining total backlog as revenue in 2026, an additional 20.0% in 2027 and the balance thereafter.

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

Human Capital Management
As of December 28, 2025, we had a work force of approximately 4,300 full-time, part-time and on-call employees in approximately 14 countries. Our employees are our greatest asset, and the ability to recruit, retain, fairly compensate, and develop our workforce is critical to Kratos’ success.

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

Competition
Our market is competitive and includes a number of companies in the U.S. defense, National Security, venture capital and private equity financed and commercial markets and industries. Most of the companies that we compete against have significantly greater financial, technical, marketing and other resources and generate greater revenues than we do. Competition in the KGS and US segments include tier one, large U.S. Government contractors, newer defense technology companies including Anduril, XBow, Shield AI, Castelion, Ursa Major, Bee Hive, and others, and system integrators such as Northrop Grumman, Lockheed Martin, General Dynamics, Raytheon Technologies, BAE Systems, L3Harris, General Atomics, and Boeing. While we view these and other government contractors and companies in our industry as competitors, we also routinely team or partner with these same companies in joint proposals or in the delivery of our products, solutions and services for customers. In fact, many of our tier one competitors are also our partners and our customers. Tier two competitors include smaller government contractors such as Mercury Systems, Qinetiq, Cobham, CACI, Peraton, Linquest (now owned by KBR), Viasat and AAR Corp. Intense competition and long operating cycles are key characteristics of business within the defense industry. It is also common in the defense industry for work on major programs to be shared among a number of companies. A company competing to be a prime contractor or subcontractor on an award may, upon final award of the contract to another competitor, become a subcontractor for the final prime contractor. It is not unusual to compete for a contract award with a peer company and simultaneously perform as a supplier to or be a customer of that same competitor on other contracts, or vice versa. The nature of major defense programs, conducted under binding contracts, allows companies that perform well to benefit from a level of program continuity not frequently found in other industries.

We believe that the principal competitive factors in our ability to win new business include our ability as a technology company to address the defense, national security and commercial markets, our belief that affordability is a technology, our focus on making internally funded investments, our ability to rapidly develop and produce actual working products and systems, our ability to manufacture military qualified and specified hardware and our strategy of being first to market with relevant systems, products and technology, focused on priority DoW requirements and funding areas. We also believe that our relationships with the traditional defense industry aerospace and defense system integrators, and the value we bring to them in partnership to pursue large new program opportunities, is also a key differentiator for our Company. Also important is our reputation, past performance qualifications, customer relationships, domain and technology expertise, the ability to obtain and replace contract vehicles, the ability to deliver results within budget (time and cost), reputation, accountability, staffing flexibility, and project management expertise. Additionally, our ability to deliver cost effective systems, products, solutions and services that meet our customers’ and partners’ requirements is also a key differentiator.

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

Research and Development
    We believe that our future success depends upon our ability to continue to rapidly develop new products and services, and enhancements to and applications for our existing products and services, to be delivered at an affordable cost. Our research and development expenses were $40.0 million, $40.3 million and $38.4 million in 2025, 2024, and 2023, respectively. We intend to continue our focus on research and development as a key strategy for growth, which will focus on investments in those fields that we believe will offer the greatest opportunity for growth and profitability. Our current primary internal research and development (“IR&D”) focus areas include satellite communications and signal monitoring, unmanned systems, electronic products, turbine technologies, rocket, hypersonic and other systems.

Intellectual Property
We believe that our continued success depends in large part on our proprietary technology, the intellectual skills of our employees and the ability of our employees to continue to innovate. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights.
As of December 28, 2025, we held a number of U.S. and foreign patents. Patents applicable to specific products extend for varying periods according to the date of patent application filing or patent grant and the legal term of patents in the various countries where patent protection is obtained. We do not consider our business to be materially dependent upon any individual patent, and we do not believe that our business would be materially affected by the expiration of any particular intellectual property right. We will continue to file and pursue patent applications when and where appropriate to attempt to protect our rights in our proprietary technologies. We also encourage our employees to continue to invent and develop new technologies so as to maintain our competitiveness in the marketplace.

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
Risk Factors Summary
Risks Related to our Business
•Competitive dynamics within our markets may affect our ability to win new contracts and result in reduced revenues, which could have a material adverse effect on our financial position, results of operations and/or cash flows.
•The U.S. Government provides a significant portion of our revenue, and our business could be adversely affected by changes in the fiscal and other policies of the U.S. Government and other governmental entities.
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
•The loss or delay of one or more of our largest customers, programs, or applications could adversely affect our results of operations.
•Many of our contracts contain performance obligations that require innovative design capabilities, are technologically complex, require state-of-the-art manufacturing expertise, or are dependent upon factors not wholly within our control. Failure to meet these obligations could adversely affect our profitability and future prospects. Early termination of client contracts, pauses or stop work orders by our customers or contract penalties could adversely affect our results of operations.
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
•Loss of our GSA contracts or GWACs could impair our ability to attract new business.
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
•We are subject to DoW CMMC requirements issued by the Pentagon which may limit our ability to bid and win projects. The cost for the DoW CMMC requirements may be significant.
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

Risks Related to our Indebtedness
•We may borrow under our revolving line of credit, which could adversely affect our cash flow, financial condition and business.
•We and our subsidiaries may incur long-term indebtedness, which may introduce the risks associated with our leverage, including our ability to service our indebtedness.
•A portion of our business is conducted through foreign subsidiaries, and the failure to generate sufficient cash flow from these subsidiaries, or otherwise repatriate or receive cash from these subsidiaries, could result in our inability to repay indebtedness that we may incur.
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

Risks Related to Our Business
Competitive dynamics within our markets may affect our ability to win new contracts and result in reduced revenues, which could have a material adverse effect on our financial position, results of operations and/or cash flows.
We operate in highly competitive markets and our competitors may have more financial capacity or more extensive or specialized engineering, technical, manufacturing, marketing or servicing capabilities than we do. They may be willing to accept more risk or lower profitability in competing for contracts. We have seen, and anticipate we will continue to see, increased competition, including in some of our core markets, especially as a result of our customers’ budget pressures and their focus on speed, affordability and competition. The U.S. government’s continued emphasis on reforming its acquisition processes, including procuring commercial products and services and utilizing non-Federal Acquisition Regulation-based procurement methods, such as Other Transaction Authority (OTA) agreements and other contract types, has facilitated, and may continue to facilitate, participation by new and emerging market entrants, which has increased and may in the future further increase competition for the programs we pursue, which could result in reduced contract opportunities, increased pricing pressure, and/or demands to accept less favorable terms. In certain circumstances, these alternative contracting models may place increased risk on the contractor, such as the potential for greater assumption of development costs or for limited reimbursement recourse in certain situations. Further, certain non-Federal Acquisition Regulation-based procurement methods, such as OTA awards, are not subject to all of the procurement requirements that typically apply to DoW contracts and rights to protest such awards may be more limited than for other contracts.
Our customers are increasingly working with commercial contractors as well as newer entrants and startups in the defense industry for some products and services. Such contractors may have lower cost, more agile operating structures and access to capital and talent, a greater ability to leverage changes in the customer’s acquisition strategies (e.g., multiple awardees, short lifecycles) or be more inclined to take on increased risk than we are. In addition, some customers continue to utilize small business contractors or determine to source work internally.
Our success in competing depends, in part, on our ability to remain price- and cost-competitive, respond to changes in customer acquisition strategies and preferences, accurately anticipate our customers’ needs, successfully effect our digital transformation strategy and identify, adopt and integrate new digital technologies, including artificial intelligence, into our manufacturing, operations, business processes, products and services.
We expect that the increasing competition in the U.S. and outside the U.S. from U.S., foreign and multinational firms, including new entrants, could further increase due to mergers or acquisitions within our industry and could limit our access to certain suppliers, absent appropriate remedies to protect our interests. We are also facing increasing competition for, and more limited access to, various critical products, services and supplies.
Additionally, in some instances, companies both inside and outside the U.S. may receive loans, investments, subsidies, preferential treatment and other assistance from their governments or customers that may not be provided or available to us. Such assistance may increase the competitiveness of such companies in certain opportunities that we may pursue. Certain foreign companies may also be subject to fewer restrictions on technology transfer than we are.
In addition, U.S. government procurement and certain other countries’ laws permit legal challenges to the terms of a contract solicitation or award, sometimes referred to as a bid protest. Bid protests can result in award decisions being reversed and loss of the contract award. Even where a bid protest does not result in such a loss, it can result in significant expenses and delay the start of contract activities and revenue or result in contract modifications.
The U.S. Government provides a significant portion of our revenue, and our business could be adversely affected by changes in the fiscal and other policies of the U.S. Government and other governmental entities.
    In fiscal 2025, 2024 and 2023, we generated 68%, 67% and 69%, respectively, of our total revenues from contracts with the U.S. Government (including all branches of the U.S. military and FMS), either as a prime contractor or a subcontractor. We expect to continue to derive most of our revenues from work performed under U.S. Government contracts. See the Industry Update section in Item 1 “Business” contained within this Annual Report for a discussion of the current budgetary and funding constraints on U.S. Government spending. As a result, we have experienced and expect to continue to experience reduced or delayed awards on some of our programs, with a related negative impact to our revenues, earnings and cash flows. Competitor bid protests also have become more prevalent in the current competitive environment, which has led to further contract award delays. In addition, any future changes to the fiscal policies of the U.S. Government and foreign governmental entities may decrease overall government funding for defense and homeland security, result in delays in the procurement of our products and services due to lack of funding, cause the U.S. Government and government agencies to reduce their purchases under existing contracts, or cause them to exercise their rights to terminate contracts at-will or to abstain from exercising options to renew contracts, any of which would have an adverse effect on our business, financial condition, results of operations and/or cash flows. Furthermore, on January 20, 2025, President Trump announced an executive order establishing the “Department of Government Efficiency” to maximize government efficiency and productivity. In February 2025, President Trump stated that he has directed DOGE to review Pentagon spending for potential waste and fraud. Pressures on and uncertainty surrounding the U.S. federal government’s budget and potential changes in budgetary priorities, could adversely affect our revenue, financial condition, and results of operations.
In addition, President Trump has issued multiple executive orders, including one intended to reform the DoW’s defense acquisition processes and promote expedited and streamlined acquisitions. Following issuance of those executive orders, the Secretary of War issued a memorandum and released the DoW’s Acquisition Transformation Strategy, which is aligned with the executive orders and seeks to overhaul the existing defense acquisition system through process changes that prioritize speed, flexibility, and rigorous execution. A subsequent executive order was issued that may limit corporate distributions, share repurchases, and executive compensation incentives during periods of defense contractor underperformance, insufficient prioritization, investment or production speed under their U.S. Government contracts. Depending on the implementation thereof, our financial results and the market price of our common stock may be impacted by these executive orders and related actions.
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
    The budget environment, including budget caps mandated by the Budget Control Act of 2011 (the “BCA”) for fiscal years 2022 and 2023, which was reinstituted with established budget caps for 2024 and 2025 under The Fiscal Responsibility Act of 2023, and uncertainty surrounding the debt ceiling and the appropriations process, remain significant short and long-term risks for the Company. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the current administration and Congress, what challenges budget reductions (required by the BCA and otherwise) will present for the defense industry and whether annual appropriations bills for all agencies will be enacted in a timely manner. If annual appropriations bills are not timely enacted, the U.S. Government may again operate under a continuing resolution, restricting new contract or program starts, presenting resource allocation challenges and placing limitations on some planned program budgets, and we may face additional government shutdowns of unknown duration. If a prolonged government shutdown of the DoW were to occur, it could result in program cancellations, disruptions and/or stop work orders and could limit the U.S. Government’s ability to effectively progress programs and to make timely payments, and our ability to perform on our U.S. Government contracts and successfully compete for new work.
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

    Additionally, funding for certain programs in which we participate may be reduced, delayed or cancelled, and budget cuts globally could adversely affect the viability of our subcontractors and suppliers, and our employee base. While we believe that our business is well-positioned in areas that the DoW and other customers have indicated are areas of focus for future defense spending, the long-term impact of the BCA, other defense spending cuts, challenges in the appropriations process, the debt ceiling and the ongoing fiscal debates remain uncertain.
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
Our reputation and relationship with the U.S. Government, and in particular with the agencies of the DoW and the U.S. intelligence community, are key factors in maintaining and developing new business opportunities. In addition, we often act as a subcontractor or in “teaming” arrangements in which we and other contractors bid together on particular contracts or programs for the U.S. Government or government agencies. We expect to continue to depend on relationships with other prime contractors for a portion of our revenue for the foreseeable future. Negative press reports regarding conflicts of interest, poor contract performance, employee misconduct, information security breaches or other aspects of our business, regardless of accuracy, could harm our reputation. Additionally, as a subcontractor or team member, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, even when we perform as required. As a result, we may be unable to successfully maintain our relationships with government agencies or prime contractors, and any failure to do so could adversely affect our ability to maintain our existing business and compete successfully for new business.
The loss or delay of one or more of our largest customers, programs, or applications could adversely affect our results of operations.
We are dependent on a small number of customers for certain large programs that represent a large portion of our revenues. A significant decrease in the sales to or loss of any of these programs or our major customers would have a material adverse effect on our business and results of operations. In fiscal 2025 and 2024, the U.S. Air Force accounted for 12.6% and 15.2% respectively, of our total revenues and the U.S. Navy accounted for 17.7% and 14.7%, respectively, of our total revenues. No assurance can be given that our customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations. We believe that the USAF BQM-167, USN BQM-177, GBSD (also known as Sentinel) and the MACH-TB 2.0 programs could represent a large portion of our future revenues in the coming years, and the loss, cancellation, or delay of any of these programs could adversely affect our future results. Further, new programs may yield lower margins than legacy programs, which could result in an overall reduction in gross margins.
Many of our contracts contain performance obligations that require innovative design capabilities, are technologically complex, require state-of-the-art manufacturing expertise, or are dependent upon factors not wholly within our control. Failure to meet these obligations could adversely affect our profitability and future prospects. Early termination of client contracts, pauses or stop work orders by our customers, or contract penalties could adversely affect our results of operations.
We design, develop, and manufacture technologically advanced and innovative products and services, which are applied by our customers in a variety of environments. Problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and intellectual property rights, labor, inability to achieve learning curve assumptions, manufacturing materials or components could prevent us from meeting requirements. Either we or the customer may generally terminate a contract as a result of a material uncured breach by the other. If we breach a contract or fail to perform in accordance with contractual service levels, delivery schedules, performance specifications, or other contractual requirements set forth therein, the other party thereto may terminate such contract for default, and we may be required to refund money previously paid to us by the customer or to pay penalties or other damages. Even if we have not breached, we may deal with various situations from time to time that may result in the amendment or termination of a contract, or a pause or stop work order. These steps can result in significant current period charges and/or reductions in current or future revenue, and/or delays in collection of outstanding receivables and costs incurred on the contract, and impacts to our profitability. Other factors that may affect revenue and profitability include inaccurate cost estimates, design issues, unforeseen costs and expenses not covered by insurance or indemnification from the customer, diversion of management focus in responding to unforeseen problems, and loss of follow-on work.

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

For the fiscal year ended December 28, 2025, our US segment accounted for 21.7% of our total revenue. We cannot accurately predict the future growth rate or size of this market. Demand for our products may not increase, or may decrease, either generally or in specific markets, for particular types of products or during particular time periods. There are only a limited number of programs under which the U.S. military, our primary customer, is currently funding the development or purchase of our UAS and UGS products. Although we are seeking to expand our US customer base to include foreign governments, domestic non-military agencies and commercial customers, we cannot assure that our efforts will be successful. The expansion of the UAS and UGS markets in general, and the market for our products in particular, depends on a number of factors, including the following:

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
Government contracts frequently include provisions that are not standard in private commercial transactions and are subject to laws and regulations that give the U.S. Government rights and remedies not typically found in commercial contracts, including provisions permitting the U.S. Government to:
•terminate our existing contracts;
•suspend or pause our work which can impact our workforce and costs;
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
Backlog is typically subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenues. The contracts comprising our backlog may not result in actual revenue in any particular period or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenues, if any, on projects included in backlog could change because many factors affect the scheduling of projects. Cancellation of or adjustments to contracts may occur. Additionally, all U.S. Government contracts included in backlog, whether or not funded, may be terminated at the convenience of the U.S. Government, or work can be suspended or paused by our customers. The failure to realize all amounts in our backlog could adversely affect our revenues and gross margins. As a result, our funded, unfunded and total backlog as of any particular date may not be an accurate indicator of our future earnings.
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
•timing of contract funding or work paused by the customer.
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

Significant fluctuations in our operating results for a particular quarter could cause us to fall out of compliance with the financial covenants related to our debt which, if not waived, could restrict our access to capital and cause us to take extreme measures to pay down outstanding indebtedness, if any, under our five-year $200 million Revolving Credit Facility or any future indebtedness. In addition, fluctuations in our financial results could cause our stock price to decline. See the risks and uncertainties related to our ability to raise additional capital below in “We may need additional capital to fund the growth of our business, and financing may not be available on favorable terms or at all.”

Our margins and operating results may suffer if we experience unfavorable changes in the proportion of cost-plus-fee or fixed‑price contracts in our total contract mix.

Although fixed-price contracts entail a greater risk of a reduced profit or financial loss on a contract compared to other types of contracts we enter into, fixed-price contracts typically provide higher profit opportunities because we may be able to benefit from cost savings and operating efficiencies. In contrast, cost-plus-fee contracts are subject to statutory limits on profit margins and generally are the least profitable of our contract types. Our U.S. Government customers typically determine what type of contract we enter into. Cost-plus-fee and fixed-price contracts in our federal business accounted for approximately 39% and 59%, respectively, of our federal business revenues for the year ended December 28, 2025. To the extent that we enter into more cost-plus-fee or less fixed-price contracts in proportion to our total contract mix in the future, our margins and operating results may suffer. Our operating results may also suffer to the extent we have a contract mix that is focused on developmental projects, which are typically at lower profit margins as compared to margins on production projects.

Cost overruns on our contracts could subject us to losses, decrease our operating margins and adversely affect our future business.

Fixed-price contracts (including both government and commercial contracts) represented approximately 69% of our revenue for the fiscal year ended December 28, 2025. If we fail to anticipate technical problems, estimate costs accurately or control costs during our performance of fixed-price contracts, then we may incur losses on these contracts because we absorb any costs in excess of the fixed price. In addition, under fixed-price contracts, we are required to absorb any unanticipated costs resulting from inflation, including increases in costs of materials and labor. Under cost-plus-fee contracts, if costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, then we may not be able to obtain reimbursement for all such costs. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Because many of our contracts involve advanced designs and innovative technologies, we may experience unforeseen technological difficulties and cost overruns. Under each type of contract, if we are unable to control the costs we incur in performing under the contract, then our financial condition and results of operations could be materially adversely affected. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.

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
As of December 28, 2025, goodwill represented approximately 24% of our total assets. We test for impairment annually. If impairment testing indicates that the carrying value of a reporting unit exceeds its fair value, the goodwill of the reporting unit is deemed impaired. Accordingly, an impairment charge would be recognized for that reporting unit in the period identified.
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

Given the current market conditions and continued budget and deficit funding pressures, including sequestration and issues surrounding the national debt ceiling and inflationary impacts and cost input increases to certain of our businesses, our future revenues, profits and cash flows could be substantially lower than our current projections. Market conditions, including increased price competitiveness specifically in the government services space, and procurements awarded on an LPTA rather than a best value basis, and the impact of increased cost inputs can significantly impact our projections. In addition, our ability to penetrate new international markets could also impact our current projections. Additional market factors could impact our projections and our ability to successfully develop new products and platforms. For example, our US reporting unit forecasts include the successful completion of certain performance criteria on new unmanned systems platforms, and acceptance of new unmanned systems platforms on a technical basis as well as from a political and government budgetary standpoint, including the assumption that products we have developed or will develop will become programs of record. In addition, market-based inputs to the calculations in the impairment test, such as weighted average cost of capital, and market multiples, could also be negatively impacted. Such circumstances may result in the future deterioration of the fair value of our reporting units and an impairment of our goodwill. Due to continual changes in market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be impaired in future periods. Any resulting impairment loss could harm our profitability and financial condition.

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

Federal and state income tax laws impose restrictions on the utilization of net operating loss (“NOL”) and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 of the Internal Revenue Code of 1986, as amended. We believe we underwent an ownership change in March 2010 that limited the Company’s federal annual utilization of NOL carryforwards. If the entire limitation amount is not utilized in a year, the excess can be carried forward and utilized in future years. For the year ended December 28, 2025, there was no impact of such limitations on the income tax provision since the amount of taxable income did not exceed the cumulative annual limitation amount. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOL or other tax attributes may be further limited.

Given the current market conditions and continued economic uncertainty in the U.S. defense industry and issues surrounding the national debt ceiling impacts to certain of our businesses, including disruptions in supply chain and inflationary impacts, our future revenues, profits, cash flows, and taxable income could be substantially lower than our then-current projections. Market conditions, including increased price competitiveness specifically in the government services space, and procurements awarded on an LPTA rather than a best value basis, and the impact of increased cost inputs can significantly impact our projections. In addition, our ability to penetrate new international markets could also impact our current projections. Additional market factors could impact our projections and our ability to successfully develop new products and platforms. For example, our US reporting unit forecasts include the successful completion of certain performance criteria on new unmanned systems platforms, and acceptance of new unmanned systems platforms on a technical basis as well as from a political and government budgetary standpoint. In addition, reforms or changes to current tax regulations could impact the future utilization of our NOLs. Such circumstances may result in the expiration of our NOLs before we are able to utilize them, which could result in a requirement to record valuation allowances. Due to continual changes in market and general business conditions, we cannot predict whether, and to what extent, a valuation allowance may be required in future periods.

We expect to incur substantial research and development costs and devote significant resources to identifying and developing new products and services, which could significantly reduce our profitability and may never result in revenue to us.
Our future growth depends on penetrating new markets, adapting existing products to new applications, and introducing new products and services that achieve market acceptance. We plan to incur substantial research and development costs as part of our efforts to design, develop and commercialize new products and services and enhance existing products. We spent $40.0 million, or 3.0% of our total revenue, in our fiscal year ended December 28, 2025 on internally funded research and development activities. We believe that there are significant investment opportunities in a number of business areas. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings. Further, our research and development programs may not produce successful results, and our new products and services may not achieve market acceptance, create additional revenue or become profitable, which could materially harm our business, prospects, financial results and liquidity.

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

We currently anticipate that our available capital resources, amounts available under our Credit Agreement (as defined below in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “2022 Credit Facility”) and operating cash flow will be sufficient to meet our expected working capital, internal investments and capital expenditure requirements for at least the next 12 months. However, these resources may not be sufficient to fund the long-term growth of our business, especially in the event that we are awarded future multiple sizable production awards related to our tactical drone programs or in the event we are awarded future multiple sizable production awards related to our turbine technologies and rocket motor businesses, each of which will require significant amounts of working capital to fund such growth. If we determine that it is necessary to raise additional funds, either through an expansion or refinancing of our Credit Agreement or through public or private debt offerings or additional public or private equity financings, additional financing may not be available on terms favorable to us, or at all. Disruptions in the capital and credit markets could adversely affect our ability to access these markets. Limitations on our ability to borrow contained in our Credit Agreement may limit our access to capital, and we could fall out of compliance with financial and other covenants contained in our Credit Agreement which, if not waived, would restrict our access to capital and could require us to pay down any then-existing debt under the Credit

Agreement. Our lenders may not agree to extend additional or continuing credit under our Credit Agreement or waive restrictions on our access to capital. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of available opportunities, develop new products or otherwise respond to competitive pressures and our business, operating results or financial condition could be materially adversely affected.

Our cash may be subject to a risk of loss and we may be exposed to fluctuations in the market values of our portfolio investments and in interest rates.

Our assets include a significant amount of cash and investments. We adhere to an investment policy set by our board of directors which aims to preserve our financial assets, maintain adequate liquidity and maximize returns. We believe that our cash is held in institutions whose credit risk is minimal and that the value and liquidity of our deposits are accurately reflected in our Consolidated Financial Statements as of December 28, 2025. We currently invest the majority of our cash in institutional U.S. money market funds, institutional U.S. treasury money market funds, U.S. treasuries, and U.S. government agency securities, in depository accounts with large financial institutions, and in depository accounts with large global financial institutions for those cash balances that are held by our foreign subsidiaries, the performance of which are subject to additional market risks related to their respective issuers and those global financial institutions. Nearly all of our cash and bank deposits are not insured by the Federal Deposit Insurance Corporation. Therefore, our cash and any bank deposits that we now hold or may acquire in the future may be subject to risks, including the risk of loss or of reduced value or liquidity. In the future, should we determine that there is a decline in value of any of our portfolio securities which is not temporary in nature, this would result in a loss being recognized in our Consolidated Financial Statements.

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
Other strategic transactions, including spin-offs, divestitures, and investments involve significant risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows and equity.

In addition to acquisitions, we may engage in other strategic transactions in the future, including spin-offs, divestitures, and investments, any of which would present significant risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows and equity. For example, while the Company has no current plans or arrangements to accept direct investment from the U.S. government or any governmental agency, the Department of War recently announced an Acquisition Transformation Strategy and "Go Direct-to-Supplier" initiative. According to its public statements, the DoW strategy calls for the DoW to negotiate and invest directly with critical suppliers to save money and time, while proactively managing the single points of failure. The DoW has announced significant investment transactions with other companies in our industry and we may have an opportunity to participate in the DoW “Go Direct-to-Supplier” initiative in the future. In the event we participate in any such strategic transaction, we will face numerous risk including, among others:

•Challenges in achieving strategic objectives, cost savings and other expected benefits;
•Risk that our markets do not evolve as anticipated and that the strategic transaction does not prove to be those needed to be successful in those markets;
•Risk that we assume or retain, or otherwise become subject to, significant liabilities that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying parties;
•Risk that indemnification related to businesses divested or spun off that we may be required to provide or otherwise bear may be significant and could negatively impact our business;
•Risk that divestitures, spin offs, investment transactions and other strategic transactions fail to qualify for the intended tax treatment for U.S. federal income tax purposes and the possibility that the full tax benefits anticipated to result from such transactions may not be realized;
•Risk that we are not able to complete strategic divestitures on satisfactory terms and conditions, including non-competition arrangements applicable to certain of our business lines, or within expected timeframes;
•Potential loss of key employees or customers of the businesses divested; and
•Risk of diverting the attention of senior management from our existing operations.

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
A facility security clearance is required for a company to perform on classified contracts for the DoW and certain other agencies of the U.S. Government. Security clearances are subject to regulations and requirements including the National Industrial Security Program Operating Manual (“NISPOM”), which specifies the requirements for the protection of classified information released or disclosed in connection with classified U.S. Government contracts.
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
We are subject to the DoW CMMC requirement issued by the Pentagon which may limit our ability to bid and win projects. The cost for the DoW CMMC requirement may be significant.
The Pentagon, on January 31, 2020, released the official version of its unified Cybersecurity standard that all contractors must meet by 2026. This standard, the CMMC, will apply to any company that does business with the DoW. CMMC will also apply to subcontractors as well as prime contractors. CMMC borrows heavily from the existing NIST Cybersecurity Framework, and intends to rely heavily on a CMMC accrediting body up and running, companies will be able to apply for certification through a portal run by the accrediting body. The CMMC certification will be good for three years; with it, companies will be able to bid on contracts across the DoW and military services. In December 2020, the DoW disclosed the first seven contracts that are likely to be the initial test cases for the first “pathfinder” solicitations mandating CMMC. It is expected to take until 2026 to bring all contractors into compliance, since five years is the typical duration of a government contract. Contractors are required to flow the CMMC requirements down to all subcontracts except those for Commercial Off the Shelf (COTS) items. Additionally, a contractor may not award a subcontract unless the subcontractor has a current assessment in the Supplier Performance Risk System (SPRS). Because contractors only have access to their own information, contractors may need to rely on certifications from subcontractors for this requirement.
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
Under the CMMC 2.0 Model announced on July 17, 2021, there will be three levels of certification, Level 1 through Level 3, with contractors able to self-attest for Level 1. The new certification will not be required for existing contracts already signed, only on new contracts and potentially, to modification of existing contracts. CMMC 2.0 will allow for so-called plans of action and milestones, which will allow companies to document controls they are not fully implementing yet. The plans of action are required to state the means by which companies expect to reach full compliance, which are required to be completed within 180 days. Another change includes the requirement for senior company officials to self-certify and submit attestations of compliance. If there is a breach but a company certified its compliance with the security standards, a company could be open to False Claims Act lawsuits. The final change in the draft CMMC 2.0 requires cloud computing services used by the government contractor to be certified through the FedRAMP authorization process in accordance with DoW security requirements. Proposed final CMMC rules were issued by the DoW on December 26, 2023, with a public comment period that ended on February 26, 2024. The final rules were released October 15, 2024 and became effective on December 16, 2024, with audits expected to begin by January 2, 2025. The DoW published the final CMMC 48 CFR rule on September 10, 2025, taking effect on November 10, 2025. It mandates, for the first time, that contractors and subcontractors, with few exceptions, must be certified to handle Federal Contract Information (FCI) or Controlled Unclassified Information (CUI) to win or retain DoW contracts. The rule introduces a three-year phased implementation for compliance.
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
The threats we face are continuous and evolving, and vary in degree of severity and sophistication.Cybersecurity incidents can be caused by human error from our workforce or that of our third-party service providers, by malicious third parties, acting alone or in groups, or by more sophisticated organizations, including nation-states and state-sponsored organizations (some of which target the U.S. defense industrial base and other critical infrastructure sectors). Such risks may be elevated in connection with geopolitical tensions, including the Russia-Ukraine war and other geopolitical conflicts. Certain unauthorized parties may have in the past managed, and may in the future manage, to overcome our security measures and those of our third-party service providers to access and misuse systems and software by exploiting defects in design or manufacture, including bugs, vulnerabilities and other problems that unexpectedly compromise the security or operation of a product or system. Further, malicious third parties have in the past attempted, and may in the future attempt, to fraudulently induce our employees or users of our products, services or solutions to disclose sensitive, personal or confidential information via illegal electronic spamming, phishing or other tactics, and this risk is heightened for any employees who work remotely.

Malicious actors may engage in fraudulent or abusive activities through our products, services and solutions, including unauthorized use of accounts through stolen credentials, use of stolen credit cards or other payment vehicles, failure to pay for services accessed, or other activities that violate our terms of service. While we actively combat such fraudulent activities, we have experienced, and may in the future experience, impacts to our revenue from such activities. Further, unauthorized parties may also gain physical access to our facilities and infiltrate our information systems or attempt to gain logical access to our products, services or information systems to access content and data. The loss of or unauthorized access to data, such as resulting from computer viruses, worms, ransomware or other malware may harm our systems, expose us to litigation or regulatory investigation and subject us to costly and time-intensive notification requirements. National security considerations may preclude us from, or cause us to delay, publicly disclosing a cybersecurity incident.
The sophistication, availability, and use of artificial intelligence and quantum computing by threat actors present an increased level of risk. Due to the evolving threat landscape, we have experienced and expect to continue to experience more frequent and increasingly advanced cyber-attacks. In addition, changes in domestic and international cybersecurity-related laws and regulations have expanded cybersecurity-related compliance requirements, and cybersecurity regulatory enforcement activity has grown. We expect the regulatory environment to continue to evolve, and these regulatory changes could increase our operational and compliance expenditures and those of our suppliers, and lead to new or additional IT and product development expenses. Due to the evolving nature of such risks, the impact of any potential incident cannot be predicted. In addition, our insurance coverage, which may exclude losses from war or cyber operations, may not be adequate to cover all related costs and we may not otherwise be fully indemnified for them.

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

Our international business represents 20% of our total revenue for the year ended December 28, 2025, which may be impacted by changes in foreign national priorities and government budgets and may be further impacted by global economic conditions and fluctuations in foreign currency exchange rates. Continued international economic uncertainty and reductions in consumer spending may result in reductions in our revenue.

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
Risks Related to Our Indebtedness
We and our subsidiaries may incur long-term indebtedness, which may introduce risks associated with our leverage, including our ability to service our indebtedness.
We are party to the Credit Agreement described elsewhere in this Annual Report on Form 10-K, which consists of a $200 million Revolving Credit Facility (and includes sub-facilities for the incurrence of up to $10.0 million of swingline loans and the issuance of up to $50.0 million of Letters of Credit). As of December 28, 2025, nothing was outstanding under our Credit Agreement and we currently have no long-term indebtedness. In the event we draw on our Credit Agreement or incur long-term loan indebtedness in the future, there is a risk that we may default on such debt obligations. For example, we may be unable to generate sufficient cash flow to pay the interest on our debt and to make any scheduled mandatory payments. If we are unable to service our indebtedness, we would be forced to adopt an alternative strategy that may include actions such as reducing capital expenditures, reducing internal investments in research and development efforts, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. If the amounts outstanding under any of our indebtedness were to be accelerated, our assets may not be sufficient to repay in full the money owed to the lenders or to our other debt holders.
In addition, the agreements governing our debt (including our Credit Agreement) permit us, under some circumstances, to incur certain additional indebtedness or obligations. To the extent that we incur additional indebtedness or such other obligations, the risks associated with our leverage described above, including our possible inability to service our debt, would increase.
Changes in our credit metrics or macroeconomic conditions may affect our liquidity, increasing borrowing costs and limiting our financing options.
Macroeconomic conditions, such as increased volatility or disruption in the credit markets, and the levels of inflation and interest rates, could adversely affect our ability to refinance existing debt or obtain additional financing at terms satisfactory to us, if at all, thereby affecting our resources to support operations or to fund new initiatives. In addition, if our credit metrics decline, borrowing costs for future long-term debt or short-term credit facilities may increase and our financing options, including our access to the unsecured credit market, could be limited. We may also be subject to restrictive covenants that would reduce our flexibility.

A portion of our business is conducted through foreign subsidiaries, and the failure to generate sufficient cash flow from these subsidiaries, or otherwise repatriate or receive cash from these subsidiaries, could result in our inability to repay our indebtedness.
As of December 28, 2025, approximately 12% of our consolidated assets, based on book value, and 13% of our total revenues for the year ended December 28, 2025, were attributable to foreign subsidiaries, which do not guarantee our indebtedness. Our ability to meet our potential future debt service obligations with cash from foreign subsidiaries will depend upon the results of operations of these subsidiaries and may be subject to legal, contractual or other restrictions and other business considerations. In addition, dividend and interest payments to us from the foreign subsidiaries may be subject to foreign withholding taxes, which would reduce the amount of funds we receive from such foreign subsidiaries. Therefore, to the extent that we must use cash generated in foreign jurisdictions to make principal or interest payments on our debt, there may be a cost associated with repatriating the cash to the U.S. Dividends and other distributions from our foreign subsidiaries may also be subject to fluctuations in currency exchange rates and legal and other restrictions on repatriation, which could further reduce the amount of funds we receive from such foreign subsidiaries.
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
Our Credit Agreement also requires us to comply with specified financial ratios, including a Total Net Leverage Ratio (as defined in the Credit Agreement) and an Interest Coverage Ratio (as defined in the Credit Agreement) which are required to be maintained until all amounts outstanding have been paid in full and all letters of credit have expired or have been terminated under the Credit Agreement. Many factors, including events beyond our control, may affect our ability to comply with these covenants and financial ratios. We cannot be sure we will meet our debt-related obligations or that lenders will waive any failure to meet those obligations. Any failure to meet those debt-related obligations could result in an event of default under our indebtedness and the acceleration of such outstanding indebtedness.
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

We have submitted incurred cost claims through fiscal year 2024. The Government has provided fiscal year 2023 and 2024 final rate agreement letters for certain Kratos entities and is currently auditing a fiscal year 2024 incurred cost proposal of one Kratos entity. Although we have recorded contract revenues based upon costs that we believe will be approved upon final completion of the audits, we do not know what the results of any current or future government audits, for fiscal year 2023 and 2024 incurred costs, will be. If future adjustments were to exceed our estimates, our profitability could be adversely affected.

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

General Risk Factors

The market price of our common stock is volatile.

The market price of our common stock has been in the past, and will continue to be, subject to significant fluctuations as a result of a number of factors, most of which we cannot control, including: failure of our operating results to meet market or analysts’ expectations; general fluctuations in the stock market; actual or anticipated fluctuations in our operating results based on reduced and/or delayed government spending or the threat thereof; expectation regarding increased U.S. and allied country government defense spending; fluctuations in the stock prices of companies in our industry; changes in earnings estimated by securities analysts or our ability to meet those estimates; rumors or dissemination of false information; short selling of our common stock; litigation and government inquiries; political and/or military events associated with current worldwide conflicts; and domestic and foreign economic conditions. Such volatility has had a significant effect on the market prices of many companies’ securities for reasons unrelated to their operating performance and, in the past, has led to securities class action litigation. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the market price of our common stock could be negatively affected. Our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of December 28, 2025. However, although we continue to devote substantial time and resources to the documentation and testing of our controls, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. Any failure to remediate any future material weaknesses or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our consolidated financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

We developed and maintain our program as required by applicable laws and regulations, including without limitation the Cybersecurity Maturity Model Certification (CMMC) and 17 CFR Part 229.

On September 10, 2025, the Department of War (DoW) published its final Cybersecurity Maturity Model Certification (CMMC) rule in the Federal Register, effective November 10, 2025, officially launching a three-year phased rollout of cybersecurity requirements across DoW contracts. The rule, implemented through the Defense Federal Acquisition Regulation Supplement (DFARS) under Title 48 CFR, establishes mandatory cybersecurity standards for all contractors and subcontractors. Certification is required to handle Federal Contract Information (FCI) or Controlled Unclassified Information (CUI) and to bid on new contracts.

CMMC 2.0, announced July 17, 2021, streamlined requirements to three levels:
•Level 1: Self-attestation allowed.
•Levels 2 & 3: Third-party assessments required.

Failure to achieve CMMC certification will prevent bidding on new or follow-on contracts, creating significant contract risk. Compliance efforts will require substantial and ongoing investment, increasing cost pressures. Additionally, non-compliant subcontractors may jeopardize overall eligibility for DoW work. Collectively, these factors could negatively impact revenue, operating margins, and cash flow.

As of July 24, 2025, Kratos has received Final CMMC Level 2 (C3PAO) Certification.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across our global enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

We have designated our Chief Information Officer (CIO) to implement and maintain the IRP. Our CIO has over 20 years of experience in the field of information technology including cybersecurity and is responsible for the management of our cybersecurity and data privacy program. Among other information security duties, the CIO is responsible for:
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
Impact of Cybersecurity Risks on Business Strategy, Results of Operations or Financial Condition

Cybersecurity threats, such as threats of attacks from computer hackers, cyber criminals, nation-state actors and other malicious internet-based activity (some of which target the U.S. defense industrial base and other critical infrastructure sectors), continue to increase. Cybersecurity threats also include threats of attacks involving social engineering and cyber extortion to induce customers, contractors, business partners, third-party service providers, employees and other third parties to disclose information, transfer funds or unwittingly provide access to systems or data. Further, the sophistication, availability, and use of artificial intelligence and quantum computing by threat actors present an increased level of risk.
We believe that our current preventative actions and response activities provide adequate measures of protection against security breaches and generally reduce our cybersecurity risks. However, cybersecurity threats are constantly evolving, are becoming more frequent and more sophisticated and are being made by groups of individuals with a wide range of expertise and motives, which increases the difficulty of detecting and successfully defending against them. While we have implemented measures to safeguard our operational and technology systems and have established a culture of continuous learning, monitoring and improvement, the evolving nature of cybersecurity attacks and vulnerabilities means that these protections may not always be effective. In the ordinary course of our business, we have experienced and expect to continue to experience cyber-based attacks and other attempts to compromise our information systems, although none, to our knowledge, has had a material adverse effect on our business, financial condition or results of operations. While we do not believe cybersecurity threats are reasonably likely to affect us, our business strategy, our results of operations or our financial conditions, like all companies, we face a risks of such threats, the consequences of which could be material. See Item 1A – Risk Factors – Risks Related to Our Operations – “Cybersecurity breaches or disruptions of our information technology systems could negatively impact our operations,” above. In addition, given the constant and evolving threat of cyber-based attacks, we incur significant costs in an effort to detect and prevent security breaches and incidents, and these costs may increase in the future. Due to the evolving nature of such risks, the impact of any potential incident cannot be predicted. In addition, our insurance coverage, which may exclude losses from war or cyber operations, may not be adequate to cover all related costs and we may not otherwise be fully indemnified for them.
Item 2. Properties.

At December 28, 2025, we owned or leased approximately 2.4 million square feet of floor space at 62 separate locations, primarily in the U.S., for manufacturing, warehousing, research and development, administration and various other uses. At December 28, 2025, we also leased approximately 106 acres of land, which included 98 acres in Ontario, Canada which is used by our Kratos ASC Signal business. We continually evaluate our current and future space capacity in relation to current and projected future staffing levels. We maintain our properties in good operating condition and believe that the productive capacity of our properties is adequate to meet current contractual requirements and those for the foreseeable future.
We have major operations at the following locations:
Kratos Government Solutions: Birmingham and Huntsville, AL; Placerville, San Diego, and San Jose, CA; Colorado Springs and Englewood, CO; Jupiter and Orlando, FL; Crane, IN, Baltimore, Princess Anne, and Lanham, MD; Reno, NV, Bristow, OK; Dallastown and York, PA; Plano, TX; and Alexandria, Herndon and Chantilly, VA. Locations outside the U.S. include Australia, Canada, France, Germany, Israel, Norway, and the United Kingdom.
Unmanned Systems: Huntsville, AL; McClellan, Roseville, Sacramento, and Tehachapi, CA; Fort Walton Beach, FL; Oxford, MI; Oklahoma City, OK; and Arlington and Round Rock, TX.

Corporate and other locations: San Diego, CA and Round Rock, TX.
The following is a summary of our floor space at December 28, 2025:

Square feet (in thousands)	Owned	Leased	Total
Kratos Government Solutions	619	1,136	1,755
Unmanned Systems	35	534	569
Corporate (includes San Diego, operations of KGS and US segments)	—	26	26
Total	654	1,696	2,350

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
Holders of Record
On February 20, 2026, there were 263 shareholders of record of our common stock.

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
The following performance graph presents a comparison of the five year cumulative stockholder return on our common stock against the cumulative total return of a broad equity market index, the Russell 2000 Stock Index, and a customized peer group consisting of the companies listed below, for the period commencing December 31, 2020 and ending December 31, 2025. The performance graph assumes an initial investment of $100 in our common stock and in each of the Russell 2000 Stock Index and the peer group, and further assumes that all dividends were reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Kratos Defense & Security Solutions, Inc., the Russell 2000 Index, and a Peer Group

$300
$250
$200
$150
$100
$50
$0
12/20
12/21
12/22
12/23
12/24
12/25
Kratos Defense & Security Solutions, Inc
Russell 2000
Peer Group

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
The companies included in the Company’s Peer Group are: AAR Corp, AeroVironment Inc., CACI International Inc., Ducommun Inc., Frequency Electronics Inc., Leidos Holdings Inc., Mercury Systems Inc. and Parsons Corp.
Recent Sales of Unregistered Securities; Use of Proceeds
On February 4, 2025, pursuant to an Asset Purchase Agreement among the Company, Kratos Microwave, Inc., and Norden Millimeter, Inc. (“Norden”), the Company issued 1,095,674 shares of its common stock, with a deemed value of $32.2 million, to Norden. The shares were issued as part of the consideration for the Company’s acquisition of certain assets of Norden. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act as sales by an issuer not involving any public offering.

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

The following discussion should be read in conjunction with our audited Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this Annual Report and other reports and filings made with the SEC. For discussion related to changes in financial condition and the results of operations for fiscal year 2024-related items, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 29, 2024, which was filed with the Securities and Exchange Commission on February 26, 2025.

Overview

Kratos is a technology, hardware, products, system and software company addressing the defense, national security, and commercial markets. Kratos makes true internally funded research, development, capital and other investments, to rapidly develop, produce and field relevant solutions that address our customers’ mission critical needs and requirements. At Kratos, affordability is a technology, and we seek to utilize proven, leading edge approaches and technology, not unproven bleeding edge approaches or technology, with Kratos’ approach designed to reduce cost, schedule and risk, enabling us to be first to market with cost effective solutions. We believe that Kratos is known as the innovative disruptive change agent in the industry, a company that is an expert in designing products and systems up front for successful rapid, large quantity, low cost future manufacturing, which is a value add competitive differentiator for our large traditional prime system integrator partners and also to our government and commercial customers. Kratos intends to pursue program and contract opportunities as the prime or lead contractor when we believe our probability of win is high and any investment required by Kratos is within our capital resource comfort level. We intend to partner and team with a large, traditional system integrator when our assessment of probability of win is greater or required investment is beyond Kratos comfort level. Kratos’ primary business areas include, virtualized ground systems for satellites and space vehicles including software for command & control (C2) and telemetry, tracking and control (TT&C), jet powered unmanned aerial drone systems, hypersonic vehicles and rocket systems, propulsion systems for drones, missiles, loitering munitions, supersonic systems, space craft and launch systems, command, control, communication, computing, combat, intelligence surveillance and reconnaissance (C5ISR) and microwave electronic products for missile, radar, air defense, missile defense, space, satellite, counter unmanned aircraft systems (CUAS), directed energy, communication and other systems, and virtual & augmented reality training systems for the warfighter.

We believe that there is a generational recapitalization of weapon systems and related defense industrial bases occurring globally, including with the United States and its allies, to address individual and potential collective peer and near peer threats, including Russia, China, North Korea and Iran. The Company currently has record levels of backlog and opportunity pipeline. The Company is currently making significant capital, property, plant, equipment and other internally funded investments to address its backlog, current opportunity pipeline, and expected and potential future program and contract awards, including from or with the Department of War, traditional legacy prime systems integrators and partners. These investments include unmanned jet powered aircraft such as Kratos Valkyrie ahead of potential contract award; a hypersonic system fabrication and integration facility including for Kratos Zeus solid rocket missiles (SRMs) and Erinyes hypersonic flight systems in Indiana; the procurement of long lead items for 60 Oriole and 60 Zeus SRM’s for ballistic missile defense related, hypersonic or other expected customer missions; relocation and expansion of our small turbojet engine production capacity in Michigan; establishment of a planned small turbofan jet engine production facility in Oklahoma; expansion of our existing microwave electronics manufacturing facility in Israel, establishment of an additional microwave electronics facility in Israel, including a space qualified facility; expansion of our machining, milling, casting, 3D printing and additive manufacturing capable facility in the United States to support our jet engine and other product and system manufacturing requirements; establishment of a new facility related to the Sentinel intercontinental ballistic missile (ICBM) program; expansion of our unmanned jet drone manufacturing capability; and expansion of existing and construction of additional classified facilities for certain programs and contracts. Investments related to the Company’s Prometheus venture with Rafael and the new BladeWorks turbofan production facility in Oklahoma related to our arrangement with GE Aerospace are expected to begin to ramp up during 2026.

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

Our primary end customers are U.S. Government agencies, including the DoW, intelligence agencies, and other national and homeland security related agencies. We also conduct business with local, state and foreign governments and domestic and international commercial customers. In fiscal 2025, 2024 and 2023, we generated 68%, 67% and 69%, respectively, of our total revenues from contracts with the U.S. Government (including all branches of the U.S. military and including FMS), either as a prime contractor or a subcontractor. We believe our stable customer base, strong customer relationships, intellectual property, specialized and differentiated products, broad array of contract vehicles, “designed in” positions on strategic National Security platforms, our targeted investments in strategic growth areas, large employee base possessing specialized skills, security clearances, specialized manufacturing facilities and equipment, extensive list of past performance qualifications, and significant management and operational capabilities position us for success.

Industry Background

On November 5, 2024, the U.S. Presidential and Congressional elections occurred, with Donald Trump being elected President of the United States, and the Republican party controlling both the U.S. Senate and the U.S. House of Representatives. On March 14, 2025 the Senate voted to pass the “Full-Year Continuing Appropriations and Extensions Act of 2025” (H.R. 1968) to further extend appropriations and avert a government shutdown through the end of the federal government’s fiscal year 2025 on September 30, 2025. This CRA largely extended fiscal year 2024 spending levels, including certain limited flexibility to reallocate certain program funds, and, according to the Congressional Budget Office, would allow for $1.6 trillion in discretionary spending in the federal government’s fiscal year 2025, with $893 billion for defense (an approximately $6 billion increase) and $708 billion for non-defense spending (an approximately $13 billion reduction).

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted. This reconciliation bill appropriated an additional $156 billion for defense spending and national security priorities and is expected to result in increased investment by the DoW in defense modernization projects and increasing weapons and armaments production capacity. Approximately $113 billion of the $156 billion in OBBBA funding for defense and national security priorities is intended to be added to the final 2026 defense appropriations bill, as described below. The appropriated funds will remain available to be obligated until September 30, 2029 and expended through FY 2035. The OBBBA is expected to result in increased investments by the DoW in defense modernization projects and Pacific region deterrence, among other programs included those funded under prior year appropriations.

On October 1, 2025, the U.S. Government entered a shutdown, which ended on November 12, 2025. The federal government operated under a continuing resolution (“CR”) that extended funding for most agencies (including DoW) until January 30, 2026.

On February 3, 2026 President Trump signed the Consolidated Appropriations Act, 2026 (H.R. 7148) a $1.2 trillion funding package, that ended a brief government shutdown that began on February 1, 2026. This law provides funding for most federal agencies, including the DoW, through September 30, 2026. The funding bill includes $838.7 billion in defense appropriations for the DoW. This $838.7 billion, plus the approximate $113 billion included in the OBBBA noted above, and including approximately $45 billion in Department of Energy National Security related funds, brings the total U.S. Federal Fiscal Year 2026 National Security spend to approximately $1 trillion.

The potential challenges presented by the recent U.S. Government shutdown, Presidential and Congressional changes, proposed new tariffs, the current budgetary and deficit funding environment, the Trump Administration’s stated fiscal policies, Israel, Ukraine and Taiwan funding support, potential heightened levels of inflation, ongoing supply chain disruption, and the challenging appropriations process, among other items, all continue to potentially create significant short and long-term risks to the industry and the Company. Additionally, the Trump Administration has recently executed certain executive orders directly related to significantly changing the current DoW procurement policies and procedures, and the Federal Acquisition Regulations, the potential impact of which such changes, if effected either by executive orders or changes to the relevant law, to the industry, and to Kratos, is unknown at this time.

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

We believe that our business is well-positioned, including in areas that the Trump Administration, the DoW, and national security related and other customers currently indicate are priorities for future defense spending. As noted above, we believe that there is a generational recapitalization of weapon systems and the defense industrial base occurring with the U.S. and its allies to address peer and near peer threats, including Russia, China, North Korea and Iran. We believe that the Company’s positioning as a proven provider of military grade hardware, systems and software to address these threats for and with our customers and partners is recognized in the industry. We believe that the Company’s military grade hardware, software and solution offerings, including jet unmanned aerial drones, rocket and hypersonic systems, C5ISR and air defense systems, jet engine and propulsion systems for missiles, drones, hypersonic and supersonic vehicles, microwave electronics for missile, radar and air defense systems and training systems, address mission critical priority areas of the DoW.

Our Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect estimates and assumptions made by management as of December 28, 2025. Events and changes in circumstances arising after December 28, 2025, including those resulting from the continuing impacts of the current unfavorable macroeconomic climate, will be reflected in management’s estimates for future periods.
Current Reporting Segments

We operate in two reportable segments. The KGS reportable segment is comprised of an aggregation of KGS operating segments, including its microwave electronics products, space, satellite and cyber, training solutions, C5ISR/modular systems, turbine technologies, and defense and rocket support services operating segments. The US reportable segment consists of our unmanned aerial, unmanned ground, unmanned seaborne and command, control and communications system businesses.

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

Key Financial Statement Concepts

As of December 28, 2025, we consider the following factors to be important in understanding our financial statements.

Our business with the U.S. Government and traditional prime contractors is generally performed under fixed-price, cost reimbursable, or time and materials contracts. Cost reimbursable contracts for the U.S. Government provide for reimbursement of costs plus the payment of a fee. Some cost reimbursable contracts include award and incentive fees that are awarded based on performance on the contract. Under time and materials contracts, we are reimbursed for labor hours at negotiated hourly billing rates and reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expenses.

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

Results of Operations

Comparison of Results for the Year Ended December 28, 2025 to the Year Ended December 29, 2024

Revenues. Revenues by reportable segment for the years ended December 28, 2025 and December 29, 2024 are as follows (in millions):

	2025	2024	$ Change	% Change
Kratos Government Solutions
Service revenues	$460.3	$416.3	$44.0	10.6%
Product sales	594.5	449.5	145.0	32.3%
Total Kratos Government Solutions	1,054.8	865.8	189.0	21.8%
Unmanned Systems
Service revenues	8.7	7.1	1.6	22.5%
Product sales	283.3	263.4	19.9	7.6%
Total Unmanned Systems	292.0	270.5	21.5	7.9%
Total revenues	$1,346.8	$1,136.3	$210.5	18.5%

Total service revenues	$469.0	$423.4	$45.6	10.8%
Total product sales	877.8	712.9	164.9	23.1%
Total revenues	$1,346.8	$1,136.3	$210.5	18.5%

Revenues increased $210.5 million to $1,346.8 million for the year ended December 28, 2025 from $1,136.3 million for the year ended December 29, 2024. Revenues in our KGS segment increased $189.0 million, due to increased revenues across all business units, with the most notable organic revenue increases in our Defense Rocket Support business driven by our hypersonic business, as well as growth in our space, satellite, training and cyber, C5ISR, turbine technologies and microwave products businesses, and the contribution of $22.3 million in revenue from the February 4, 2025 acquisition of certain assets from Norden Millimeter, Inc. Revenues in our US segment increased $21.5 million to $292.0 million primarily reflecting increased tactical drone activity during the twelve months ended December 28, 2025.

Product sales increased $164.9 million to $877.8 million for the year ended December 28, 2025 from $712.9 million for the year ended December 29, 2024, primarily as a result of increased production activity in our KGS and in our US segments. As a percentage of total revenue, product sales were 65.2% for the year ended December 28, 2025, as compared to 62.7% for the year ended December 29, 2024. Service revenues increased by $45.6 million to $469.0 million for the year ended December 28, 2025, from $423.4 million for the year ended December 29, 2024. The increase was primarily related to increased activity in our defense rocket support businesses in our KGS segment.

Cost of revenues.  Cost of revenues increased to $1,038.9 million for the year ended December 28, 2025, from $849.1 million for the year ended December 29, 2024. The $189.8 million increase in cost of revenues was primarily a result of the overall increase in revenue discussed above as well as the impact of increased labor and material costs.

Gross margin percentage decreased to 22.9% for the year ended December 28, 2025, compared to 25.3% for the year ended December 29, 2024. Margins on services decreased to 23.9% for the year ended December 28, 2025, from 26.8% for the year ended December 29, 2024. Margins on product sales decreased to 22.3% for the year ended December 28, 2025, as compared to 24.4% for the year ended December 29, 2024. Margins in the KGS segment decreased to 24.4% for the year ended December 28, 2025, from 27.6% for the year ended December 29, 2024. This change was primarily due to a less favorable mix of revenues for the year ended December 28, 2025. Margins in the US segment decreased to 17.4% for the year ended December 28, 2025 from 17.9% for the year ended December 29, 2024, primarily due to the less favorable mix of revenues and from the impact of increased labor and material costs in the year ended December 28, 2025, which are not recoverable under multi-year fixed price contracts.

Selling, general and administrative expenses (SG&A).  SG&A increased $23.0 million to $240.2 million for the year ended December 28, 2025, from $217.2 million for the year ended December 29, 2024 due primarily to the increased revenue volume and headcount, partially offset by the impact of cost reduction actions we have taken. As a percentage of revenues, SG&A decreased to 17.8% for the year ended December 28, 2025 from 19.1% for the year ended December 29, 2024.

Research and development (R&D) expenses. R&D expenses were $40.0 million for the year ended December 28, 2025 and $40.3 million for the year ended December 29, 2024. As a percentage of revenues, R&D decreased to 3.0% of revenues for the year ended December 28, 2025, from 3.5% of revenues for the year ended December 29, 2024. R&D expenses are made by the Company, typically in conjunction with our customers, for the Company to achieve a “first to market” position with our products or technology. We also invest in R&D expenses to achieve market leading “designed in” positions on major programs, platforms or systems.

Total other income (expense), net. Other income (expense), net, increased to income of $8.4 million for the year ended December 28, 2025 from expense of $2.5 million for the year ended December 29, 2024. The increase in other income (expense), net, of $10.9 million was primarily related to the reduction of interest expense from the payoff of the Term Loan A under our Credit Agreement on July 2, 2025, an increase in interest income on cash balances which increased following our
June 27, 2025 public offering, and due to the receipt of a research and development tax related refund received by one of the
Company’s international businesses during the year ended December 28, 2025.

Provision for income taxes. The Company recorded an income tax provision of $12.0 million for the year ended December 28, 2025, and an income tax provision of $10.2 million for the year ended December 29, 2024. The income tax provision for 2025 includes a $0.2 million benefit related to the decrease in the Company’s valuation allowance on U.S. deferred tax assets. The income tax provision for 2024 includes a $4.2 million benefit related to the decrease in the Company’s valuation allowance on deferred tax assets.

For a comparison of the Company’s results of operations for the fiscal year ended December 31, 2023 to the fiscal year ended December 29, 2024, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 29, 2024, which was filed with the U.S. Securities and Exchange Commission on February 26, 2025.

Liquidity and Capital Resources

As of December 28, 2025, we had cash and cash equivalents of $560.6 million compared with cash and cash equivalents of $329.3 million as of December 29, 2024, which includes $30.3 million and $40.2 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds; however, earnings of these foreign subsidiaries are essentially considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. they could be repatriated, and their repatriation into the U.S. may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

Our total debt, decreased from $185.0 million at December 29, 2024 to zero at December 28, 2025, reflecting the extinguishment on July 2, 2025 of all outstanding Term Loan A debt under our Credit Agreement. The then outstanding Term Loan A aggregate principal balance of $177.5 million, plus accrued interest, was paid in full utilizing a portion of the proceeds we received from the June 27, 2025 public equity offering that generated net proceeds of approximately $555.9 million, which is described further in Note 5 to the accompanying consolidated financial statements. The undrawn $200 million revolving credit facility under our Credit Agreement referred to above remains active and available to the Company.

We use our operating cash flow to finance trade accounts receivable, fund necessary increases in inventory including increasing inventory stock levels and advance buys in larger lot sizes to gain pricing benefits where possible, in order to mitigate the impact of supply chain disruptions and price increases, utilize working capital to fund revenue growth, fund prepayments required for long lead items necessary for production, fund internal investments of engineering and software development costs, fund capital expenditures, our internal research and development investments and our ongoing operations, service our debt, enhance our security infrastructure, including cyber security infrastructure, and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services because a number of our receivables are contractually billable and due to us only when certain contractual milestones are achieved. Financing increases in inventory balances are necessary to fulfill shipment requirements to meet delivery schedules of our customers, to fund advanced inventory purchases to mitigate supply chain disruptions, to achieve quantity volume discounts, and to fund production for work in progress and increased inventory levels and prepayments for long-lead materials related to production and revenue growth. These financing requirements have increased and have recently negatively impacted our operating cash flows due to actions we have taken to advance inventory purchases in an attempt to mitigate supply chain disruptions and to bolster our inventory levels. For the year ended December 28, 2025, approximately $19.3 million and $27.1 million of operating cash flow use was related to increases in inventory balances and other assets, respectively, which also include certain vendor prepayments and deposits related to the procurement of long-lead materials and inventory and certain investments we are making for certain unmanned systems initiatives.

Cash from consolidated operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our days sales outstanding (“DSO”) have increased to 124 days as of December 28, 2025 from 104 days as of December 29, 2024. Our DSOs are impacted by the achievement of contractual billing milestones, such as equipment shipments and deliveries on certain products, for certain flight requirements that must be fulfilled on certain aerial target programs, for the receipt of certain contractual funding, certain of which has been impacted by government budgetary delays and appropriations or final milestone billings which are not due until completion on certain projects, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time.

A summary of our net cash provided by (used in) operating activities from our Consolidated Statements of Cash Flows is as follows (in millions):

	Year Ended
	December 28, 2025	December 29, 2024
Net cash provided by (used in) operating activities	$(42.1)	$49.7

Our net cash used in operating activities was $42.1 million for the year ended December 28, 2025, primarily as a result of the net income of $22.0 million and noncash charges of $103.9 million which primarily includes stock compensation, depreciation and amortization offset by changes in net working capital accounts of $168.0 million which includes increases in billed and unbilled receivables of $126.0 million and increases in inventory of $19.3 million. Net cash provided by operating activities was $49.7 million for the year ended December 29, 2024, primarily as a result of the net income of $16.3 million and noncash charges of $86.8 million which primarily includes stock compensation, depreciation and amortization, which was partially offset by changes in net working capital accounts of $53.4 million.

    Our net cash used in investing activities is summarized as follows (in millions):

	Year Ended
	December 28, 2025	December 29, 2024
Investing activities:
Cash paid for acquisitions, net of cash acquired	$—	$(11.5)
Proceeds from sale of assets	12.0	—
Investment in joint venture	(5.0)	—
Capital expenditures	(95.3)	(58.2)
Net cash used in investing activities	$(88.3)	$(69.7)

    Net cash used in investing activities was $88.3 million for year ended December 28, 2025 is comprised of $95.3 million in capital expenditures partially offset by $12.0 million in proceeds from the sale of company owned Valkyries which were previously classified as capital expenditures. Net cash used in investing activities for the year ended December 29, 2024 is comprised of $58.2 million in capital expenditures and $11.5 million in cash paid (including subsequent payments of $0.2 million for amounts payable to former employees of FTT) for the remaining minority interests in KTT Core (along with a corresponding issuance of 583,700 shares of Kratos common stock valued at $11.3 million). During the year ended December 28, 2025, capital expenditures of approximately $38.4 million were incurred in our US business, primarily related to our manufacture of two production lots of Valkyries prior to contract award to meet anticipated customer orders and requirements. We expect our capital expenditures for our fiscal year 2026 to continue to be significant for investments we are making for new production and manufacturing facilities, expansion of existing facilities and continued build of capital aerial targets and related support equipment.

Our net cash provided by financing activities is summarized as follows (in millions):

	Year Ended
	December 28, 2025	December 29, 2024
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	$555.9	$330.7
Borrowings under credit facility	—	10.0
Repayments under credit facility, term loan and other debt	(185.0)	(52.5)
Payments of employee taxes withheld from share-based awards	(20.0)	(17.4)
Payments under finance leases	(1.8)	(1.4)
Proceeds from shares issued under equity plans	9.9	8.2
Proceeds from state grant for capital construction	1.7	—
Net cash provided by financing activities	$360.7	$277.6

Net cash provided by financing activities was $360.7 million for the year ended December 28, 2025, which included employee stock purchase plan receipts of $9.9 million and net proceeds from the issuance of common stock of approximately $555.9 million (see Note 10 to the accompanying consolidated financial statements). These proceeds were partially offset by $185.0 million of principal payments on the Term Loan A under our Credit Agreement, which was fully extinguished on July 2, 2025, payroll withholding taxes paid from vested restricted stock traded for taxes of $20.0 million and payments made on financing lease obligations of $1.8 million.

Net cash provided by financing activities was $277.6 million for the year ended December 29, 2024, which included employee stock purchase plan receipts of $8.2 million and net proceeds from the issuance of common stock of approximately $330.7 million. These proceeds were partially offset by $7.5 million of principal payments on the Term Loan A under our credit Agreement, a $45.0 million payment (partially offset by a $10.0 million draw) on the Revolving Credit Facility under our Credit Agreement, payroll withholding taxes paid from vested restricted stock traded for taxes of $17.4 million and payments made on financing lease obligations of $1.4 million.

2022 Credit Facility

On February 18, 2022, we completed the refinancing of our then-outstanding $90 million revolving credit facility and $300 million Senior Secured Notes, with a 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A. We incurred debt issuance costs of $3.3 million associated with the 2022 Credit Facility. On July 2, 2025, we extinguished all outstanding Term Loan A debt under the 2022 Credit Facility. The then outstanding Term Loan A aggregate principal balance of $177.5 million, plus accrued interest, was paid in full utilizing a portion of the proceeds we received from the June 27, 2025 public equity offering, which is described further in Note 10 to the accompanying consolidated financial statements. We incurred a loss on the extinguishment of the debt of $0.5 million related to the write-off of unamortized debt issuance costs.

The 2022 Credit Facility is governed by a Credit Agreement (the “Credit Agreement”), which establishes the 5-year senior secured credit facility which is comprised of the $200 million Revolving Credit Facility, none of which is outstanding, and the $200 million Term Loan A, which was paid fully on July 2, 2025. The Revolving Credit Facility includes sub-facilities for the incurrence of up to $10.0 million of swingline loans and the issuance of up to $50.0 million of Letters of Credit. The Credit Agreement contemplates uncommitted incremental credit facilities of up to $200 million (which amount would be reduced by the aggregate amount of any and all incremental credit facilities actually established under the Credit Agreement) plus additional uncommitted incremental capacity subject to a limitation based on the Company’s pro forma total net leverage ratio (including any such additional uncommitted incremental capacity).

Borrowings under the Revolving Credit Facility may take the form of base rate loans or SOFR loans. Base rate loans under the Credit Agreement will bear interest at a rate per annum equal to the sum of the Applicable Margin (as defined in the Credit Agreement) from time to time in effect plus the highest of (i) the Agent’s (as defined in the Credit Agreement) prime lending rate, as in effect at such time, (ii) the Federal Funds Rate (as defined in the Credit Agreement), as in effect at such time, plus 0.50%, (iii) the Adjusted Term SOFR (as defined in the Credit Agreement) for a one-month tenor in effect on such day, plus 1.00% and (iv) 1.00%. SOFR loans will bear interest at a rate per annum equal to the sum of the Applicable Margin from time to time in effect plus the Adjusted Term SOFR for an Interest Period (as defined in the Credit Agreement) selected by the Company of one, three or six months. The Applicable Margin varies between 1.25% and 2.25% per annum for SOFR loans and between 0.25% and 1.25% per annum for base rate loans, and is based on the Company’s total net leverage ratio from time to time. The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. We were in compliance with the covenants contained in the Credit Agreement as of December 28, 2025.

On April 28, 2023, the Company entered into an interest rate swap contract to hedge U.S. dollar-one month Term SOFR in order to fix the interest rate movements associated with the Company’s Term Loan A. The initial hedge amount was $195.0 million and amortizes in accordance with Term Loan A. The swap was at a fixed rate one-month term SOFR of 3.721% and settled monthly on the last day of each calendar month. The swap had an effective date of May 1, 2023 and was scheduled to terminate on May 1, 2026. On June 30, 2025, in anticipation of the extinguishment of all outstanding Term Loan A debt under the 2022 Credit Facility, the Company terminated the interest rate swap contract referred to above. The Company received a payment of approximately $0.3 million representing the termination value of the interest rate swap.

On February 20, 2026, the 2022 Credit Facility was terminated in connection with the execution of the 2026 Credit Agreement. Please see “Item 9B(a) – Other Information” for more information regarding the 2026 Credit Agreement.

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

As of December 28, 2025, we had contractual commitments to make payments under finance and operating leases, repay obligations related to agreements to purchase goods and services and settle tax and other liabilities. The following table summarizes our contractual obligations and other commitments as of December 28, 2025, and the effect such obligations could have on our liquidity and cash flow in future periods (in millions):

	Total	Due within 1 Year
Purchase orders	479.7	293.8
Operating leases	52.8	14.8
Finance leases	153.3	9.1
Joint venture contributions	82.3	55.0
Total contractual cash obligations and commitments	$768.1	$372.7

As of December 28, 2025, we have $11.5 million of standby letters of credit outstanding. Our letters of credit are primarily related to milestone payments received from foreign customers for which the customer has not yet received the product. Information regarding our debt payments and lease agreements can be found in Notes 5 and 6 to the Consolidated Financial Statements contained in this Annual Report. Additional information regarding our financial commitments is provided in the Note 14 to Consolidated Financial Statements contained in this Annual Report.

We believe our cash on hand, together with funds available under the 2026 Credit Facility and cash expected to be generated from operating activities will be sufficient to fund our short- and long-term liquidity needs. As discussed in Item 1A “Risk Factors” contained within this Annual Report, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in our industry deteriorate, our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues or further reduce our expenses, we may experience, in the future, a significant long-term negative impact to our financial results and cash flows from operations. In such a situation, we could fall out of compliance with our financial and other covenants which, if not waived, could limit our liquidity and capital resources.

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

KGS has five operating businesses: Defense and Rocket Support Systems (“DRSS”), Microwave Electronics (“ME”), Space, Training and Cybersecurity Solutions (“ST&C”), C5ISR Systems/Modular Systems (“MS”), and Kratos Turbine Technologies (“KTT”), that provide technology based defense solutions, involving products and services, primarily for mission critical U.S. National Security priorities, with the primary focus relating to the nation’s C5ISR requirements. The US reportable segment provides unmanned aerial, unmanned ground, unmanned seaborne and command, control and communications system products. We have identified our reporting units to be the DRSS, ME, ST&C, MS, and KTT operating segments, within the KGS reportable segment, and the US reportable segment, each of which has been assessed and evaluated for potential impairment in our fiscal year 2025 annual test.

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

The carrying value of goodwill of the US and KGS reportable segments, was $124.8 million and $470.9 million, respectively, at December 28, 2025.

In determining the fair value of our reporting units, there are key assumptions related to our future operating performance and revenue growth. If the actual operating performance and financial results are not consistent with our assumptions, an impairment in our $595.7 million goodwill and $53.9 million long-lived intangibles could occur in future periods. In particular, the US reporting unit fair value includes assumptions that the development of the high performance UCAS product is successful and we are awarded future contracts for new tactical unmanned aircraft systems. Additional risks for goodwill across all reporting units include, but are not limited to, the risks discussed in Item 1A “Risk Factors” contained within this Annual Report and:

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

Exposure to market risk for changes in interest rates relates to our outstanding debt. We are exposed to interest rate risk, primarily through any future borrowings under the Credit Agreement discussed under “Liquidity and Capital Resources” above. Based on our current outstanding balances, a 1% change in the SOFR would not materially impact our financial position and results of operations. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments were contracted with investment grade counterparties to reduce exposure to interest rate risk on our prior credit facilities. Please see Note 16 in the accompanying Consolidated Financial Statements for information on our outstanding derivative financial instruments as of December 28, 2025.

Exposure to market risk for foreign currency exchange rate risk is related to receipts from customers, payments to suppliers and intercompany loans denominated in foreign currencies. Accordingly, a strengthening of the U.S. dollar (“USD”) or a strengthening of certain foreign currencies, such as the Israeli Shekel, will negatively impact revenues and gross margins expressed in consolidated USD terms. For instance, in our Israeli business, we are paid in USD for work performed but our cost of sales (payroll, materials, subcontract costs, etc.) are paid in Israeli Shekel. From time to time, we enter into limited foreign currency forward contracts to manage foreign currency exchange rate risk because exchange rate fluctuations have had, and we expect will have, minimal impact on our operating results and cash flows. We had no such contracts outstanding as of December 28, 2025. Based on our overall foreign currency rate exposure as of December 28, 2025, including the limited derivative financial instruments that we have entered into to manage this risk, a 10% appreciation or depreciation of the USD from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.

Our cash and cash equivalents as of December 28, 2025 were $560.6 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on our net income for the year ended December 28, 2025.

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

As required by Rule 13a-15(b) and 15d-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 28, 2025.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 28, 2025.

Our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 28, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial accounting and reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of the fiscal year ended December 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
(a)    Entry into a Material Definitive Agreement, Termination of a Material Definitive Agreement, Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant, and Material Modification to Rights to Security Holders

On February 20, 2026, the Company entered into a Credit Agreement (the “2026 Credit Agreement”), by and among the Company, the guarantors from time to time party thereto, the lenders from time to time party thereto (the “Lenders”), and PNC Bank, National Association (the “Administrative Agent”), in its capacity as administrative agent, and as swingline loan lender and issuing lender. The 2026 Credit Agreement establishes a five-year senior secured credit facility which is comprised of a $300 million revolving credit facility (which includes sub-facilities for the incurrence of up to $35.0 million of swingline loans and the issuance of up to $50.0 million of Letters of Credit). Letters of credit outstanding under the 2022 Credit Agreement will be transferred to the 2026 Credit Agreement. The 2026 Credit Agreement contemplates uncommitted incremental credit facilities of up to $135.0 million.

The Company’s obligations under the 2026 Credit Agreement are guaranteed by the Guarantors (as defined in the 2026 Credit Agreement). The Company’s obligations under the 2026 Credit Agreement and the Guarantors’ obligations under the Guaranty and Security Agreement (as defined in the 2026 Credit Agreement) are secured by first priority security interests in all assets of the loan parties that have executed the Guaranty and Security Agreement.

Borrowings under the revolving credit facility may take the form of base rate loans or Secured Overnight Financing Rate (“SOFR”) loans. Base rate loans under the 2026 Credit Agreement will bear interest at a rate per annum equal to the sum of the Applicable Margin (as defined in the 2026 Credit Agreement) from time to time in effect plus the highest of (i) the Overnight Bank Funding Rate (as defined in the 2026 Credit Agreement), as in effect at such time, plus 0.50%, (ii) the Administrative Agent’s prime lending rate, as in effect at such time, and (iii) the Daily Simple SOFR (as defined in the 2026 Credit Agreement) plus 1.00%, so long as Daily Simple SOFR is offered, ascertainable and not unlawful. SOFR loans will bear interest a rate per annum equal to the sum of the Applicable Margin from time to time in effect plus the Term SOFR Rate for an Interest Period (as defined in the 2026 Credit Agreement) selected by the Company of one (1), three (3) or six (6) months. The Applicable Margin varies between 1.00% and 2.00% per annum for SOFR loans and between 0.00% and 1.00% per annum for base rate loans, and is based on the Company’s total net leverage ratio from time to time.

The 2026 Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments.

Events of default under the terms of the 2026 Credit Agreement include, but are not limited to:

• Failure of the Company to pay any principal of any loans in full when due and payable;

• Failure of the Company to pay any interest on any loan or any fee or other amount payable under the 2026 Credit Agreement within five business days after the date when due and payable;

• Failure of the Company or any of its subsidiaries to comply with certain covenants and agreements, subject to applicable grace periods and/or notice requirements; and

• Any representation or warranty made or deemed made by or on behalf of the Company or any of its subsidiaries in or in connection with the 2026 Credit Agreement or in any certificate, report, financial statement or other document submitted to the Administrative Agent or the Lenders by the Company or the Guarantors pursuant to or in connection with the 2026 Credit Agreement or any other loan document shall prove to be incorrect in any material respect (other than any representation or warranty that is expressly qualified by a Material Adverse Effect (as defined in the 2026 Credit Agreement) or other materiality, in which case such representation or warranty shall prove to be incorrect in any respect) when made or deemed made or submitted.

Subject to certain notice requirements and other conditions, upon the occurrence of an event of default, commitments may be terminated and the principal of, and interest then outstanding on, all of the loans may become immediately due and payable; however, where an event of default arises from certain bankruptcy events, the commitments shall automatically and immediately terminate and the principal of, and interest then outstanding on, all of the loans shall become immediately due and payable.

In connection with the execution of the consummation of the transactions contemplated by the 2026 Credit Agreement, the 2022 Credit Agreement was terminated..

Pursuant to the 2026 Credit Agreement, the Company is subject to certain restrictions on its ability to pay dividends or make other distributions or payments on account of any redemption, retirement or purchase of any capital stock.

The 2026 Credit Agreement is filed as Exhibit 10.27 to this Annual Report and is incorporated herein by reference. The description of the 2026 Credit Agreement in this Annual Report is a summary only, does not purport to be complete, and is qualified in its entirety by the terms of the 2026 Credit Agreement.

(b)    Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 28, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as described in the table below:

Name	Title	Action	Applicable Date	Expiration Date	Rule 10b5-1 Trading Arrangement? (Y/N)(1)		Aggregated Number of Securities Subject to Trading Arrangement
Maria Cervantes De Burgreen	Vice President & Corporate Controller	Adopted	12/15/2025	3/15/2027	Y		14,568	(2)
William Hoglund	Director	Adopted	12/10/2025	9/30/2026	Y	(2)	183,000	(3)

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

The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2026 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 28, 2025.

Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2026 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 28, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2026 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 28, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2026 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 28, 2025.

Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2026 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 28, 2025.

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

 (b) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date (File No.)	Exhibit	Filed- Furnished Herewith
2.1	Stock Purchase Agreement, dated February 28, 2018 among Kratos Defense & Security Solutions, Inc., Kratos Public Safety Security Solutions, Inc. and Securitas Electronic Security, Inc.	10-Q	05/10/2018 (001-34460)	2.2
2.2***	Purchase Agreement, dated February 27, 2019, by and among Kratos Defense & Security Solutions, Inc., Shirley Brostmeyer, (“SB”), Joseph Brostmeyer (“JB”), certain trusts established by SB, JB and members of their immediate family, and JB, as the Sellers Representative.	10-Q	05/08/2019 (001-34460)	2.3
2.3***	Agreement and Plan of Merger, dated as of November 4, 2025, by and among the Company, Kratos Holdings U K Limited, Kratos Acquisition Ltd and Orbit Technologies Ltd.	8-K	11/07/2025 (001-34460)	2.1
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc., as amended.	10-K	02/27/2017 (001-34460)	3.1
3.2	Third Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc.	8-K	05/24/2024 (001-34460)	3.1
4.1	Specimen Stock Certificate.	10-K	02/27/2017 (001-34460)	4.1
4.2	Description of Equity Securities Registered under Section 12 of the Exchange Act.	10-K	02/24/2020 (001-34460)	4.4
10.1#	Form of Indemnification Agreement by and between Kratos Defense & Security Solutions, Inc. and its directors and executive officers.	10-Q	08/04/2011 (001-34460)	10.8
10.2#	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	07/31/2017 (001-34460)	99.1
10.3#	2005 Equity Incentive Plan.	S-8	08/01/2005 (333-127060)	99.2
10.4#	Form of Stock Option Agreement pursuant to the 2005 Equity Incentive Plan.	S-8	08/01/2005 (333-127060)	99.1
10.5#	Form of Restricted Stock Unit Agreement and Form of Notice of Grant of Restricted Stock Units under the 2005 Equity Incentive Plan.	8-K	01/17/2007 (000-27231)	99.3
10.6#	2011 Equity Incentive Plan.	DEF 14A	04/15/2011 (001-34460)	n/a
10.7#	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement pursuant to the 2011 Equity Incentive Plan.	8-K	11/18/2011 (001-34460)	10.2
10.8#	2014 Equity Incentive Plan.	8-K	06/05/2020 (001-34460)	10.1
10.9#	Form of Restricted Stock Unit Grant & Notice and Form of Restricted Stock Unit Award Agreement pursuant to the 2014 Equity Incentive Plan.	10-K	02/24/2020 (01-34460)	10.15

10.10#	Second Amended and Restated Executive Employment Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Eric DeMarco.	10-Q	08/04/2011 (001-34460)	10.3
10.11#	Second Amended and Restated Severance and Change of Control Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Deanna Lund.	10-Q	08/04/2011 (001-34460)	10.4
10.12	Office Lease, dated as of May 1, 2017, by and between Kratos Defense & Security Solutions, Inc. and TPP 212 Scripps, LLC.	10-Q	05/04/2017 (001-34460)	10.2
10.13	Exchange Agreement, dated February 27, 2019, by and among Kratos Defense & Security Solutions, Inc., FTT CORE, LLC, Florida Turbine Technologies, Inc., Shirley Brostmeyer (“SB”), Joseph Brostmeyer (“JB”), and certain trusts established by SB, JB and members of their immediate family and JB, as the Sellers Representative.	10-Q	05/08/2019 (001-34460)	10.2
10.14	Amended and Restated Lease Agreement, dated as of December 20, 2019, by and between STORE Capital Acquisitions, LLC and Kratos RT Logic, Inc.	10-K	02/22/2022 (001-34460)	10.18
10.15	First Amendment to Exchange Agreement, dated as of February 18, 2022, by and among Kratos Defense & Security Solutions, Inc., FTT CORE, LLC, Florida Turbine Technologies, Inc., Shirley Brostmeyer (“SB”), Joseph Brostmeyer (“JB”), and certain trusts established by SB, JB and members of their immediate family and JB, as the Sellers Representative.	10-K	02/22/2022 (001-34460)	10.19
10.16	Credit Agreement, dated as of February 18, 2022, among Kratos Defense and Security Solutions, Inc., as Borrower, the lenders from time to time party thereto, and Truist Bank, as Administrative Agent.	8-K	02/22/2022 (001-34460)	10.1
10.17
First Amendment to Credit Agreement, dated as of March 9, 2023, by and among Kratos Defense and Security Solutions, Inc., as Borrower, the other Loan Parties party thereto, the Lenders party thereto, and Truist Bank, in its capacity as Administrative Agent.
					*
10.18
Second Amendment to Credit Agreement, dated as of March 8, 2024, by and among Kratos Defense and Security Solutions, Inc., as Borrower, the other Loan Parties party thereto, the Lenders party thereto, and Truist Bank, in its capacity as Administrative Agent.
					*
10.19
Third Amendment to Credit Agreement, dated as of November 4, 2025, by and among Kratos Defense and Security Solutions, Inc., as Borrower, the other Loan Parties party thereto, the Lenders party thereto, and Truist Bank, in its capacity as Administrative Agent.
					*

10.20	Equity Purchase Agreement, date as of June 13, 2022, by and among Kratos Defense & Security Solutions, Inc., Joseph Brostmeyer (“JB”), Shirley Brostmeyer (“SB”), and certain trusts established by JB, SB and members of their immediate family, as Sellers.	10-Q	08/04/2022 (001-34460)	10.1
10.21	Equity Purchase Agreement, date as of June 21, 2024, by and among Kratos Defense & Security Solutions, Inc., Joseph Brostmeyer (“JB”), Shirley Brostmeyer (“SB”), and certain trusts established by JB, SB and members of their immediate family, as Sellers.	10-Q	08/07/2024 (001-34460)	10.1
10.22#	Kratos Defense & Security Solutions, Inc. 2023 Equity Incentive Plan	S-8	05/24/2023 (333-272172)	99.1
10.23#	Kratos Defense & Security Solutions, Inc. 2023 Employee Stock Purchase Plan	S-8	05/24/2023 (333-272172)	99.2
10.24#	Employment Agreement, effective January 1, 2023 by and between Kratos Defense and Security Systems, Inc. and Phil Carrai.	10-K	02/13/2024 (001-34460)	10.22
10.25#	Employment Agreement, effective January 1, 2024 by and between Kratos Defense and Security Systems, Inc. and Steve Fendley.	10-K	02/13/2024 (001-34460)	10.23
10.26#	Amendment to Employment Agreement, effective December 29, 2025, by and between Kratos Defense and Security Systems, Inc. and Phil Carrai.				*
10.27
Credit Agreement, dated as of February 20, 2026, among Kratos Defense and Security Solutions, Inc., as Borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto, and PNC Bank, National Association as Administrative Agent, Swingline Loan Lender, and Issuing Lender.
					*
19.1	Insider Trading Policy	10-K	02/26/2025 (001-34460)	19.1
21.1	List of Subsidiaries.				*
23.1	Consent of Independent Registered Public Accounting Firm.				*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.				**
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.				**
97	Kratos Defense & Security Solutions, Inc. Compensation Recovery Policy	10-K	02/13/2024 (001-34460)	97
101.INS	Inline XBRL Instance Document the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	*

*    Filed herewith.
** This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
***    Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
#    Management contract or compensatory plan or arrangement.

(c) Financial Statement Schedules
See Item 15(a)(2) above.

Item 16. Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 23, 2026

Kratos Defense & Security Solutions, Inc.

By:	/s/ Eric M. DeMarco
Eric M. DeMarco President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric M. DeMarco Eric M. DeMarco	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2026

/s/ Deanna H. Lund Deanna H. Lund	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	February 23, 2026

/s/ Maria Cervantes de Burgreen Maria Cervantes de Burgreen	Vice President and Corporate Controller (Principal Accounting Officer)	February 23, 2026

/s/ Scott Anderson Scott Anderson	Director	February 23, 2026

/s/ Bradley Boyd Bradley Boyd	Director	February 23, 2026

/s/ Bobbi Doorenbos Bobbi Doorenbos	Director	February 23, 2026

/s/ William Hoglund William Hoglund	Director	February 23, 2026

/s/ Scot Jarvis Scot Jarvis	Director	February 23, 2026

/s/ Amy Zegart Amy Zegart	Director	February 23, 2026

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Kratos Defense & Security Solutions, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kratos Defense & Security Solutions, Inc. and subsidiaries (the "Company") as of December 28, 2025 and December 29, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three fiscal years in the period ended December 28, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2025 and December 29, 2024, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
The Company recognizes revenue over time using the cost-to-cost method (cost incurred as products are delivered and services are rendered relative to total estimated cost at completion) for most of its fixed-price contracts. Management must make various assumptions and estimates regarding technical, schedule and cost aspects of these contracts to develop estimates of cost at completion. Margins on fixed-price contracts are inherently uncertain in that revenue is fixed while the estimates of costs required to complete these contracts are subject to significant variability. A significant change in cost estimates could affect the overall profitability and timing of revenue recognition related to one or more of its fixed-price contracts.
Given the complexity of fixed-price contracts at the Company, the limited amount of historical activity in certain instances, and significant judgment and estimates necessary to estimate future costs and margin at completion, auditing these estimates involved especially subjective judgment.
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
- Evaluated the appropriateness of the timing and amounts of changes in select contract estimates by obtaining supporting documentation.
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
February 23, 2026

We have served as the Company’s auditor since 2013.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
December 28, 2025 and December 29, 2024
 (in millions, except par value and number of shares)

	2025	2024
Assets
Current assets:
Cash and cash equivalents	$560.6	$329.3
Accounts receivable, net	165.0	117.5
Unbilled receivables, net	292.4	206.3
Inventoried costs, net	188.2	162.1
Prepaid expenses	12.9	18.0
Other current assets	43.8	38.9
Total current assets	1,262.9	872.1
Property, plant and equipment, net	361.9	288.2
Operating lease right-of-use assets, net	43.4	37.6
Goodwill	595.7	568.9
Intangible assets, net	53.9	53.8
Other assets	144.4	130.3
Investment in joint venture	5.0	—
Total assets	$2,467.2	$1,950.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$69.6	$82.0
Accrued expenses	60.5	38.8
Accrued compensation	82.3	71.9
Billings in excess of costs and earnings on uncompleted contracts	73.4	76.3
Current portion of operating lease liabilities	12.8	11.3
Current portion of finance lease obligations	3.4	1.9
Other current liabilities	9.0	14.5
Total current liabilities	311.0	296.7
Long-term debt	—	174.6
Operating lease liabilities, net of current portion	33.8	29.8
Finance lease liabilities, net of current portion	95.8	64.4
Other long-term liabilities	30.3	32.2
Total liabilities	470.9	597.7
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 authorized, 0 shares issued and outstanding at December 28, 2025 and December 29, 2024	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 168,875,032 and 151,092,292 shares issued and outstanding at December 28, 2025 and December 29, 2024, respectively	0.2	0.2
Additional paid-in capital	2,635.9	2,017.4
Accumulated other comprehensive income (loss)	2.1	(0.5)
Accumulated deficit	(641.9)	(663.9)
Total stockholders’ equity	1,996.3	1,353.2
Total liabilities and stockholders’ equity	$2,467.2	$1,950.9

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 28, 2025, December 29, 2024, and December 31, 2023
(in millions, except per share amounts)

	2025	2024	2023
Service revenues	$469.0	$423.4	$402.6
Product sales	877.8	712.9	634.5
Total revenues	1,346.8	1,136.3	1,037.1
Cost of service revenues	356.8	310.0	303.2
Cost of product sales	682.1	539.1	465.3
Total costs	1,038.9	849.1	768.5
Gross profit	307.9	287.2	268.6
Selling, general and administrative expenses	240.2	217.2	198.7
Merger and acquisition related items	2.1	0.7	0.4
Research and development expenses	40.0	40.3	38.4
Operating income	25.6	29.0	31.1
Other income (expense):
Interest income (expense), net	5.9	(3.0)	(20.5)
Other income (expense), net	2.5	0.5	0.5
Total other income (expense), net	8.4	(2.5)	(20.0)
Income before income taxes	34.0	26.5	11.1
Provision for income taxes	12.0	10.2	8.7
Net income from consolidated operations	22.0	16.3	2.4
Less: Net income attributable to noncontrolling interest	—	—	11.3
Net income (loss) attributable to Kratos	$22.0	$16.3	$(8.9)

Basic income (loss) per common share attributable to Kratos	$0.14	$0.11	$(0.07)
Diluted income (loss) per common share attributable to Kratos:	$0.13	$0.11	$(0.07)

Weighted average common shares outstanding:
Basic	162.7	149.0	130.4
Diluted	165.2	150.9	130.4

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years ended December 28, 2025, December 29, 2024, and December 31, 2023
(in millions, except per share amounts)

	2025	2024	2023
Net income from consolidated operations	$22.0	$16.3	$2.4
Change in unrealized cash flow hedge (net of taxes of $0.1 million, at December 28, 2025, $0.2 million at December 29, 2024 and $0.2 million at December 31, 2023).	(0.9)	0.1	0.7
Change in cumulative translation adjustment	3.7	(2.2)	1.9
Postretirement benefit reserve adjustment net of tax	(0.2)	(0.1)	(0.1)
Total other comprehensive income (loss), net of tax	2.6	(2.2)	2.5
Comprehensive income, net of tax	24.6	14.1	4.9
Less: Comprehensive income attributable to noncontrolling interest	—	—	11.3
Comprehensive income (loss) attributable to Kratos, net of tax	$24.6	$14.1	$(6.4)

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 28, 2025, December 29, 2024, and December 31, 2023
(in millions)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amounts
Balance, December 25, 2022	$11.2	126.0	$—	$1,608.4	$(0.8)	$(671.3)	$936.3
Stock-based compensation	—	—	—	25.3	—	—	25.3
Issuance of common stock for employee stock purchase plan and stock awards	—	0.8	—	6.5	—	—	6.5
Restricted stock issued and related taxes	—	0.7	—	(3.7)	—	—	(3.7)
Gain on interest rate swap contract	—	—	—	—	0.7	—	0.7
Issuance of common stock	—	1.0	—	14.8	—	—	14.8
Net income (loss) from consolidated operations	11.3	—	—	—	—	(8.9)	(8.9)
Other comprehensive income, net of tax	—	—	—	—	1.8	—	1.8
Acquisition of noncontrolling interest	—	0.8	—	3.2	—	—	3.2
Balance, December 31, 2023	22.5	129.3	—	1,654.5	1.7	(680.2)	976.0
Stock-based compensation	—	—	—	29.8	—	—	29.8
Issuance of common stock for employee stock purchase plan and stock awards	—	0.6	—	8.2	—	—	8.2
Restricted stock issued and related taxes	—	1.4	—	(17.4)	—	—	(17.4)
Issuance of common stock for equity raise		19.2	0.2	330.5	—	—	330.7
Issuance of common stock for acquisitions	—	—	—	0.5	—	—	0.5
Gain on interest rate swap contract	—	—	—	—	0.1	—	0.1
Net income from consolidated operations	—	—	—	—	—	16.3	16.3
Other comprehensive loss, net of tax	—	—	—	—	(2.3)	—	(2.3)
Acquisition of noncontrolling interest	(22.5)	0.6	—	11.3	—	—	11.3
Balance, December 29, 2024	—	151.1	0.2	2,017.4	(0.5)	(663.9)	1,353.2
Stock-based compensation	—	—	—	35.5	—	—	35.5
Issuance of common stock for employee stock purchase plan and stock awards	—	0.5	—	9.9	—	—	9.9
Restricted stock issued and related taxes	—	1.2	—	(20.0)	—	—	(20.0)
Issuance of common stock for equity raise		14.9	—	555.9	—	—	555.9
Issuance of common stock for acquisitions	—	1.2	—	37.2	—	—	37.2
Loss on interest rate swap contract					(0.9)	—	(0.9)
Net income from consolidated operations	—	—	—	—	—	22.0	22.0
Other comprehensive gain, net of tax	—	—	—	—	3.5	—	3.5
Balance, December 28, 2025	$—	168.9	$0.2	$2,635.9	$2.1	$(641.9)	$1,996.3

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 28, 2025, December 29, 2024, and December 31, 2023
(in millions)

	2025	2024	2023
Operating activities:
Net income from consolidated operations	$22.0	$16.3	$2.4
Adjustments to reconcile income from consolidated operations to net cash provided by (used in) operating activities:
Depreciation and amortization	47.1	40.3	33.2
Deferred income taxes	8.1	4.4	2.5
Amortization of lease right-of-use assets	12.2	11.6	11.5
Stock-based compensation	35.5	29.8	25.3
Loss on extinguishment of debt	0.5	—	—
Amortization of deferred financing costs	0.5	0.7	0.7
Provision for doubtful accounts	—	—	1.0
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(44.6)	11.2	(13.1)
Unbilled receivables	(81.4)	(6.1)	14.4
Inventoried costs	(19.3)	(5.0)	(29.6)
Prepaid expenses	5.1	(1.8)	(3.9)
Other assets	(27.1)	(35.6)	(12.3)
Operating lease liabilities	(12.1)	(12.4)	(11.4)
Accounts payable	(13.7)	15.1	4.4
Accrued expenses	22.1	1.7	1.4
Accrued compensation	10.7	7.0	12.4
Billings in excess of costs and earnings on uncompleted contracts	(5.5)	(25.7)	28.4
Income tax receivable and payable	0.9	(0.3)	(0.5)
Other liabilities	(3.1)	(1.5)	(1.6)
Net cash provided by (used in) operating activities	(42.1)	49.7	65.2
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(11.5)	0.3
Proceeds from sale of assets	12.0	—	8.3
Investment in joint venture	(5.0)	—	—
Capital expenditures	(95.3)	(58.2)	(52.4)
Net cash used in investing activities	(88.3)	(69.7)	(43.8)
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	555.9	330.7	—
Borrowing under credit facility	—	10.0	69.0
Repayment under credit facility, term loan and other debt	(185.0)	(52.5)	(101.0)
Payments of employee taxes withheld from share-based awards	(20.0)	(17.4)	(3.7)
Payments under finance leases	(1.8)	(1.4)	(1.5)
Proceeds from shares issued under equity plans	9.9	8.2	6.5
Proceeds from state grant for capital construction	1.7	—	—
Net cash provided by (used in) financing activities	360.7	277.6	(30.7)
Net cash provided (used)	230.3	257.6	(9.3)
Effect of exchange rate changes on cash and cash equivalents	1.0	(1.1)	0.8
Net increase (decrease) in cash and cash equivalents	231.3	256.5	(8.5)
Cash, and cash equivalents at beginning of year	329.3	72.8	81.3
Cash and cash equivalents at end of year	$560.6	$329.3	$72.8
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$6.3	$14.6	$19.6
Net cash paid during the year for income taxes	$6.5	$5.0	$6.5
Non-cash financing and investing activities:
Financing lease obligations incurred	$34.8	$15.4	$6.9
Capital expenditures included in accounts payable and accrued expenses	$8.2	$8.8	$0.6
Common stock issuance for purchase of noncontrolling interests	$—	$11.3	$10.7
Common stock issuance for acquisition	$37.2	$0.5	$14.8
Common stock issued for contingent acquisition consideration	$0.5	$—	$—

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

(c)    Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year, with interim fiscal periods ending on the last Sunday of each calendar quarter. There were 52 calendar weeks in the fiscal years ending on December 28, 2025 and December 31, 2023, and 53 calendar weeks in the fiscal years ending on December 29, 2024.

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

Remaining Performance Obligations

Revenues from remaining performance obligations are calculated as the dollar value of the remaining performance obligations on executed contracts. On December 28, 2025, the Company had approximately $1,573.4 million of remaining performance obligations. The Company expects to recognize approximately 54% of the remaining performance obligations as revenue in 2026, an additional 20% in 2027, and the balance thereafter.

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

As a result of the EAC process, any quarterly adjustments to revenues, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if it is determined the Company will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if it is determined the Company will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could affect the profitability of one or more of the Company’s contracts. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined. No cumulative catch-up adjustment on any one contract was material to the Company’s consolidated financial statements for the years ended December 28, 2025, December 29, 2024 and December 31, 2023. Likewise, total cumulative catch-up adjustments were not material for the years ended December 28, 2025, December 29, 2024 and December 31, 2023. As of December 28, 2025 and December 29, 2024, accrued expenses included the accrual for losses on contracts of $3.5 million and $2.9 million, respectively.

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

Contract assets are equivalent to and reflected as unbilled receivables in the consolidated balance sheets and are primarily related to long-term contracts where revenue recognized under the cost-to-cost method exceeds amounts billed to customers. Unbilled receivables are classified as current assets and, in accordance with industry practice, include amounts that may be billed and collected beyond one year due to the long term nature of many of the Company’s contracts. Accumulated contract costs in Unbilled receivables include direct production costs, factory and engineering overhead, production tooling costs, and, for government contracts, recovery of allowable general and administrative expenses. Unbilled receivables also include certain estimates of variable consideration described above. The Company’s contracts that give rise to contract assets are not considered to include a significant financing component as the payment terms are intended to protect the customer in the event the Company does not perform on its obligations under the contract.

Contract liabilities include advance payments and are reflected as Billings in excess of costs and earnings on uncompleted contracts in the consolidated balance sheets. Certain customers make advance payments prior to the satisfaction of the Company’s performance obligations on the contract. These amounts are recorded as contract liabilities until such performance obligations are satisfied, either over time as costs are incurred or at a point in time when deliveries are made. The Company’s contracts that give rise to contract liabilities do not include a significant financing component as the underlying advance payments received are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements.

Net contract assets and liabilities are as follows (in millions):

	December 28, 2025	December 29, 2024	Net Change
Contract assets	$292.4	$206.3	$86.1
Contract liabilities	$73.4	$76.3	$(2.9)
Net contract assets	$219.0	$130.0	$89.0

The change in the balances of the Company’s contract assets and liabilities primarily results from timing differences between revenue recognition and customer billings and/or payments. Contract assets increased $86.1 million during the year ended December 28, 2025, primarily due to more unbilled receivables. There were no significant impairment losses related to any receivables or contract assets arising from the Company’s contracts with customers during the year ended December 28, 2025. Contract liabilities decreased $2.9 million during the year ended December 28, 2025, primarily due to payments received less than revenue recognized on these performance obligations. For the years ended December 28, 2025 and December 29, 2024, the Company recognized revenue of $64.7 million and $85.8 million, respectively, that was previously included in the beginning balance of contract liabilities.

    Disaggregation of Revenue

    The following series of tables presents the Company’s revenue disaggregated by several categories. For the majority of contracts, revenue is recognized over time as work is performed on the contract. Revenue by contract type was as follows (in millions):

	Year Ended December 28, 2025	Year Ended December 29, 2024	Year Ended December 31, 2023
Kratos Government Solutions
Fixed price	$703.1	$571.5	$566.3
Cost plus fee	298.9	233.9	209.5
Time and materials	52.8	60.4	49.1
Total Kratos Government Solutions	1,054.8	865.8	824.9
Unmanned Systems
Fixed price	231.2	216.4	160.9
Cost plus fee	58.1	48.1	41.9
Time and materials	2.7	6.0	9.4
Total Unmanned Systems	292.0	270.5	212.2
Total Revenues	$1,346.8	$1,136.3	$1,037.1

Revenue by customer was as follows (in millions):

	Year Ended December 28, 2025	Year Ended December 29, 2024	Year Ended December 31, 2023
Kratos Government Solutions
U.S. Government (1)	$672.3	$528.0	$512.5
International (2)	228.3	195.4	192.8
U.S. Commercial and other customers	154.2	142.4	119.6
Total Kratos Government Solutions	1,054.8	865.8	824.9
Unmanned Systems
U.S. Government (1)	244.8	234.0	200.2
International (2)	39.3	31.3	9.2
U.S. Commercial and other customers	7.9	5.2	2.8
Total Unmanned Systems	292.0	270.5	212.2
Total Revenues	$1,346.8	$1,136.3	$1,037.1

(1) Sales to the U.S. Government include sales from contracts for which the Company is the prime contractor, as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. Each of the Company’s segments derives substantial revenue from the U.S. Government. These sales include foreign military sales contracted through the U.S. Government. Revenues from U.S. Government agency customers in aggregate accounted for approximately 68%, 67% and 69% of total revenues in 2025, 2024, and 2023, respectively. Other than the U.S. Government, no sales from any customer exceeded 10% of total revenues in 2025, 2024, and 2023.

(2) International sales include sales from contracts for which the Company is the prime contractor, as well as those for which the Company is a subcontractor and the ultimate customer is an international customer. These sales include direct sales with governments outside the U.S. and commercial sales with customers outside the U.S.

Revenue by Geographic Area was as follows (in millions):

	Year Ended December 28, 2025	Year Ended December 29, 2024	Year Ended December 31, 2023
United States	$1,065.0	$899.1	$830.3
Other North America	19.4	18.6	13.9
Asia Pacific	71.2	61.7	64.1
Middle East	66.2	73.1	43.1
Europe	78.1	49.7	60.6
Other	46.9	34.1	25.1
Total Revenues	$1,346.8	$1,136.3	$1,037.1

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

From time to time, the Company may proceed with work based on customer direction prior to the completion and signing of formal contract documents. The Company has a formal review process for approving any such work. Revenue associated with such work is recognized only when the criteria to establish a contract under ASC 606 are met and the obligations under the contract are legally enforceable. As of December 28, 2025 and December 29, 2024, approximately $34.5 million and $12.4 million, respectively, of the Company’s unbilled accounts receivable balance were under an authorization to proceed or work order from its customers where a formal purchase order had not yet been received.

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

(i)    Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation (“Topic 718”). All of the Company’s stock-based compensation plans are considered equity plans under Topic 718, and compensation expense recognized is net of estimated forfeitures over the vesting period. The Company issues stock options and stock awards under its existing plans. The fair value of stock awards is determined based on the closing market price of the Company’s common stock on the grant date and is adjusted for forfeiture estimates and number of awards expected to vest at each reporting date. Compensation expense for stock awards is expensed over the vesting period, usually five to ten years. Compensation expense for stock issued under the Company’s employee stock purchase plan is estimated at the beginning date of the offering period using a Black-Scholes option-pricing model and is expensed on a straight-line basis over the period of the offering, which is generally six months.

When tax deductions from stock awards are greater than the cumulative book compensation expense, the tax effect of the resulting difference is a windfall. For the year ended December 28, 2025, an income tax benefit of $3.0 million was recorded for windfalls generated from stock awards exercised in 2025. For the year ended December 29, 2024, an income tax expense of $0.2 million was recorded for the shortfall generated from stock awards exercised in 2024. For the tax year ended December 31, 2023, an income tax expense of $0.4 million was recorded for the shortfall generated from stock awards exercised in 2023.

The following table shows the amounts recognized in the consolidated financial statements for stock-based compensation expense related to stock awards and stock offered under the Company’s employee stock purchase plan (in millions).

	Year ended December 28, 2025	Year ended December 29, 2024	Year ended December 31, 2023
Selling, general and administrative expenses	$35.5	$29.8	$25.3
Total cost of employee stock-based compensation included in operating income from consolidated operations	$35.5	$29.8	$25.3

(j)    Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. The allowance for doubtful accounts is a valuation account deducted from the cost basis of the assets to present their net carrying value at the amount expected to be collected. When the Company records customer receivables and contract assets arising from revenue transactions, it records an allowance for credit losses for the current expected credit losses inherent in the asset over its expected life. The Company estimates expected credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.

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

The following table outlines the balance of the Company’s allowance for doubtful accounts for 2025, 2024 and 2023. The table identifies the additional provisions each year as well as the write-offs that utilized the allowance (in millions).

Allowance for Doubtful Accounts	Balance at Beginning of Year	Provisions	Write-offs/ Recoveries	Balance at End of Year
Year ended December 31, 2023	$0.4	$1.0	$(0.3)	$1.1
Year ended December 29, 2024	$1.1	$—	$—	$1.1
Year ended December 28, 2025	$1.1	$—	$(0.1)	$1.0

(k)    Cash and Cash Equivalents

The Company’s cash equivalents consist of its highly liquid investments with an original maturity of three months or less when purchased by the Company.

(l)    Property and Equipment, Net

Property and equipment, net owned by the Company is depreciated over the estimated useful lives of individual assets. Equipment acquired under finance leases are amortized over the shorter of the lease term or the estimated useful life of the asset. Improvements, which significantly improve and extend the useful life of an asset, are capitalized and depreciated over the shorter of the lease period or the estimated useful life. Expenditures for maintenance and repairs are charged to operations as incurred.

Assets are depreciated predominately using the straight-line method, with the following lives:

Years
Buildings and improvements	15 – 39
Machinery and equipment	3 – 20
Computer equipment and software	1 – 10
Vehicles, furniture, and office equipment	5
Leasehold improvements	Shorter of useful life or length of lease

(m)    Leases

The Company leases certain facilities, office space, vehicles and equipment. Lease assets and lease liabilities are recognized at the commencement of an arrangement where it is determined at inception that a lease exists. Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using an incremental borrowing rate generally applicable to the location of the lease asset, unless the implicit rate is readily determinable. Lease assets also include any upfront lease payments made and exclude lease incentives. Lease terms include options to extend or terminate the lease when it is reasonably certain that those options will be exercised. The Company has operating lease arrangements with lease and non-lease components. The non-lease components in these arrangements are not significant when compared to the lease components. For all operating leases, the Company accounts for the lease and non-lease components as a single component in the calculation of the lease asset and corresponding liability.

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

(p)    Fair Value of Financial Instruments

ASC Topic 825, Financial Instruments, requires that fair values be disclosed for the Company’s financial instruments. The carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued expenses, billings in excess of costs and earnings on uncompleted contracts, and income taxes payable, approximate fair value due to the short-term nature of these instruments. The estimated fair value of the Company’s long-term debt outstanding at December 29, 2024 is disclosed at fair value. As discussed in Note 5, on July 2, 2025, the Company extinguished the then-outstanding Term Loan A under the Company’s Credit Agreement.

The Company uses forward exchange contracts to manage foreign currency risk associated with our debts as well as foreign currency risks associated with certain transactions, specifically forecasted materials and salaries paid in foreign currencies. These derivative instruments are measured at fair value using observable market inputs such as forward rates. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At December 29, 2024, the derivative instruments were included in other current assets and other current liabilities on the Company’s Consolidated Balance Sheets. At December 28, 2025, we had no such contracts outstanding. The carrying amounts and the related fair values of the Company’s derivative instruments measured at fair value on a recurring basis at December 28, 2025 and December 29, 2024, are presented in Note 16.

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

(s)    Interest Income (Expense), Net

Interest income (expense), net is summarized in the following table (in millions):

	Year ended December 28, 2025	Year ended December 29, 2024	Year ended December 31, 2023
Interest expense incurred primarily on indebtedness	$(9.6)	$(15.2)	$(21.7)
Interest income	15.5	12.2	1.2
Interest income (expense), net	$5.9	$(3.0)	$(20.5)

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

The aggregate foreign currency transaction loss included in determining net income from consolidated operations for the years ended December 28, 2025, December 29, 2024, and December 31, 2023 was approximately $1.1 million, $0.5 million, and $1.7 million, respectively, which is included in other income (expense), net on the accompanying consolidated statements of operations and comprehensive income (loss).

(u)    Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. The Company has adopted ASU 2023-09 on a prospective basis effective for the period ending December 28, 2025. The adoption of this standard did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In September 2025 the FASB issued ASU No. 2025-06 Targeted Improvements to the Accounting for Internal-Use Software (Subtopic 350-40). ASU 2025-06 removes references to prescriptive and sequential software development stages, requiring companies to capitalize internal-use software costs when management commits to funding the software project and it is probable the project will be completed. ASU 2025-06 will be effective for annual and interim periods beginning January 1, 2028, and can be applied on a prospective, modified prospective, or retrospective basis. The Company is currently evaluating the impact of the adoption of ASU 2025-06 on the Company’s consolidated financial position, results of operations and cash flows.

In December 2025, the FASB issued ASU No. 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies the applicability of Topic 270 and the form and content of interim financial statements. In addition, ASU 2025-11 requires entities to disclose material events occurring since the last annual reporting period. ASU 2025-11 will be effective for annual and interim periods beginning January 1, 2028, and can be applied on a prospective, or retrospective basis. The Company is currently evaluating the disclosure impact of the adoption of ASU 2025-11: however, the standard is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

(v)    Joint Venture Arrangements

The Company accounts for its investments in joint ventures and affiliates in which it has the ability to exercise significant influence, but does not have a controlling financial interest, using the equity method of accounting. Under the equity method, the investment is initially recorded at cost and subsequently adjusted for the Company’s share of net income or loss and cash contributions and distributions. The Company’s share of the joint venture's earnings or losses is reported in the Consolidated Statements of Operations within "Other income (expense), net. The Company has a remaining contractual commitment to contribute $82.3 million to the joint venture. The Company expects to fund approximately $55.0 million in 2026, with the remainder thereafter, in accordance with the joint venture agreement.

On February 26, 2025, the Company and RAFAEL Advanced Defense Systems, Ltd. (“RAFAEL”) announced an approximate 50/50 joint venture for the establishment of a U.S.-based merchant supplier of solid rocket motors (“SRMs”) and other energetics. The new joint venture, named Prometheus Energetics (“Prometheus”), is headquartered on an approximately 500-acre site near the U.S. Navy and Army facility in Crane, Indiana. Kratos and RAFAEL (through its U.S. based subsidiary RAFAEL USA) have jointly committed up to $175 million in capital for the establishment of Prometheus and required property, plant, equipment and personnel needed for the new, state-of-the-art energetics manufacturing campus and facilities. After construction of the plant and once RAFAEL’s technology transfer is completed and certified for operations, Prometheus is expected to begin production of SRMs in 2027. As of December 28, 2025, the carrying value of the investment was $5.0 million and is included in "Investment in joint venture" on the Consolidated Balance Sheets.

Note 2.     Acquisitions

Norden Millimeter, Inc.

On January 27, 2025, the Company and Kratos Microwave, Inc., a subsidiary of the Company (“Kratos Microwave”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) to acquire certain of the assets (the “Purchased Assets”) of Norden Millimeter, Inc. (“Norden”) and assume certain liabilities (the “Assumed Liabilities”) of Norden. Norden focuses on microwave and millimeter wave products. Pursuant to the Purchase Agreement, on February 4, 2025, the acquisition was completed following the satisfaction of all closing conditions and (a) the Company issued 1,095,674 shares of its common stock, with a deemed value of $32.2 million, to Norden in a private placement, (b) the Company agreed to issue up to $6 million worth of additional shares of its common stock to Norden in the future upon release of certain holdback amounts, and (c) Kratos Microwave agreed to assume the Assumed Liabilities, in each case, in exchange for the Purchased Assets. Included in these Assumed Liabilities is contingent bonus liability of $5.0 million payable to certain former employees of Norden. Kratos granted Norden certain registration rights under the Asset Purchase Agreement and registered the 1,095,674 shares with the SEC on February 7, 2025. The Purchased Assets and Assumed Liabilities are included in the KGS segment.

The operating results of this acquisition have been included in the Company’s results of operations from the effective acquisition date.

The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The goodwill represents the value the Company expects to be created by integrating the acquired Norden assets with Kratos’ related products and customers.

The acquisition has been accounted for using the acquisition method of accounting, which requires, among other things, that the identifiable assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. These fair value measurements are based primarily on significant inputs not observable in the marketplace and thus represent Level 3 measurements.

The following table summarizes the allocation of the purchase price over the estimated fair values of the Norden assets acquired and liabilities assumed (in millions):

Accounts receivable	$1.8
Inventory	6.1
Other current assets	0.1
Property and equipment	1.5
Intangible assets	9.7
Deferred tax asset	1.2
Total assets acquired	20.4
Total liabilities assumed	(10.1)
Goodwill	26.9
Total assets acquired	$37.2

The identifiable intangible assets as of February 4, 2025 included customer relationships of $5.8 million with a useful life of 10 years, contracts and backlog of $1.4 million with a useful life of 2 years, developed technology of $1.4 million with a useful life of 5 years, trade names of $0.6 million with a useful life of 7 years, and a non-compete agreement valued at $0.5 million with a useful life of 5 years. The goodwill recorded in this transaction is expected to be tax-deductible.

The value of customer relationships was estimated using the multi-period excess earnings method (“MPEEM”), an income approach (Level 3), which converts projected revenues and costs into cash flows. To reflect the fact that certain other assets contribute to the cash flows generated, the returns for these contributory assets were removed to arrive at estimated cash flows solely attributable to the acquired customer relationships, which were discounted at a rate of 7.5% to determine the fair value referred to above. The value of contracts and backlog referred to above was also estimated using MPEEM. The value of developed technology referred to above was estimated using the relief-from royalty method, an income approach (Level 3), which estimates the cost savings that accrue to the owner of the intangible asset that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. A royalty rate was applied to the projected revenues associated with the developed technology intangible asset to determine the amount of savings, which was discounted at a rate of 8.8% to determine the fair value. The value of trade names referred to above was also estimated using the relief-from royalty method. A royalty rate was applied to the projected revenues associated with the trade names intangible asset to determine the amount of savings, which was discounted at a rate of 8.8% to determine the fair value referred to above. Quantitative information about significant unobservable inputs utilized to measure the fair value of Level 3 assets includes a range of discount rates from 6% to 12% and a weighted average discount rate of 8.8%.

The amounts of revenue and operating income of the acquired Norden assets included in the Company’s consolidated statement of operations for December 28, 2025 were $22.3 million and $2.6 million, respectively.

A summary of the consideration paid for the acquired assets is as follows (in millions):

Common stock issued and cash paid	$32.3
Holdback, net of $1.1 million purchase price adjustment	4.9
Total consideration	$37.2

Pro Forma Financial Information (Unaudited)

The following tables summarize the supplemental condensed consolidated statements of operations information on an unaudited pro forma basis as if the acquisition of the Norden assets occurred on December 30, 2024 and include adjustments that were directly attributable to the Norden acquisition transaction. There are no material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and income (loss). The pro forma results are for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results that would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations that may occur in the future.

For the year-ended December 28, 2025 (all amounts, except per share amounts, are in millions):

December 28, 2025
Pro forma revenues	$1,348.4
Pro forma net income before tax	$33.8
Pro forma net income	$21.8

Basic pro forma income per share	$0.13
Diluted pro forma income per share	$0.13

Sierra Technical Services, Inc.

On October 3, 2023, the Company entered into an agreement to acquire all of the outstanding equity securities of aerial target drone designer Sierra Technical Services, Inc. (“STS”) pursuant to which the Company (i) issued 866,026 shares of
Kratos common stock valued at $12.8 million on October 3, 2023 and (ii) an additional 42,523 shares of
Kratos common stock valued at $1.1 million on October 3, 2024 pursuant to certain holdback and earn-out provisions, in each case, to the former stockholders of STS. The Company recorded net assets of $12.6 million and goodwill of $10.7 million related to the STS acquisition. Significant assets of STS acquired by the Company included accounts receivable of $11.0 million, and identified intangibles (contracts and backlog) of $14.0 million. Significant liabilities of STS assumed by the Company included deferred revenue of $11.4 million. The operating results of the acquisition have been included in the Company’s results of operations from the effective date of the acquisition. The amount of net sales and earnings of STS included in the consolidated statement of operations for the year ended December 29, 2024 are not material. Had the acquisition occurred as of December 26, 2022, net sales, net income from consolidated operations, net income attributable to Kratos, and basic and diluted net income per share attributable to Kratos on a pro forma basis for the year ended December 31, 2023 would not have been materially different than the reported amounts. STS is included in the US segment.

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

The carrying amounts of goodwill as of December 28, 2025 and December 29, 2024 by reportable segment are as follows (in millions):

	As of December 28, 2025
	US	KGS	Total
Gross value	$138.6	$710.4	$849.0
Less accumulated impairment	13.8	239.5	253.3
Net	$124.8	$470.9	$595.7

	As of December 29, 2024
	US	KGS	Total
Gross value	$138.6	$683.6	$822.2
Less accumulated impairment	13.8	239.5	253.3
Net	$124.8	$444.1	$568.9

(b)    Purchased Intangible Assets

The following table sets forth information for acquired finite-lived and indefinite-lived intangible assets (in millions):

	As of December 28, 2025			As of December 29, 2024
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$86.7	$(68.2)	$18.5	$80.9	$(65.3)	$15.6
Contracts and backlog	54.5	(47.7)	6.8	53.1	(43.2)	9.9
Non-compete Agreements	0.5	(0.1)	0.4	—	—	—
Developed technology and technical know-how	35.1	(30.8)	4.3	33.7	(29.4)	4.3
Trade names	4.4	(3.5)	0.9	3.8	(3.1)	0.7
In-process research and development	16.8	(0.7)	16.1	16.8	(0.4)	16.4
Total finite-lived intangible assets	198.0	(151.0)	47.0	188.3	(141.4)	46.9
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$204.9	$(151.0)	$53.9	$195.2	$(141.4)	$53.8

The aggregate amortization expense for finite-lived intangible assets was $9.6 million, $8.6 million and $6.8 million, for the years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively. The Company records all amortization expense in selling, general and administrative expenses.

The estimated future amortization expense of acquired intangible assets with finite lives as of December 28, 2025 is as follows (in millions):

Fiscal Year	Amount
2026	10.7
2027	8.4
2028	5.6
2029	5.6
2030	5.1
Thereafter	11.6
Total	$47.0

Note 4.    Balance Sheet Details

The detail of certain assets in the consolidated balance sheets consists of the following:

Cash and cash equivalents

The Company’s cash equivalents consist of overnight cash sweep accounts that are invested on a daily basis. Cash and cash equivalents at December 28, 2025 and December 29, 2024 were $560.6 million and $329.3 million, respectively, and approximated their fair value.

Accounts receivable, net and Unbilled receivables, net

Receivables including amounts due under long-term contracts are summarized as follows (in millions):

	December 28, 2025	December 29, 2024
Billed, current	$165.9	$118.5
Unbilled, current	292.5	206.4
Total current accounts receivable	458.4	324.9
Allowance for doubtful accounts	(1.0)	(1.1)
Total accounts receivable and unbilled receivables, net	$457.4	$323.8

Substantially all accounts receivable at December 28, 2025, are expected to be collected in 2026. The Company does not believe it has significant exposure to credit risk, as accounts receivable and the related unbilled amounts are primarily from contracts associated with the U.S. Government.

U.S. Government contract receivables where the Company is the prime contractor included in accounts receivable, net (in millions):

	December 28, 2025	December 29, 2024
Billed	$25.4	$11.6
Unbilled	88.3	61.2
Total U.S. Government contract receivables	$113.7	$72.8

Inventoried costs (in millions):

	December 28, 2025	December 29, 2024
Raw materials	$109.4	$90.1
Work in process	71.9	67.7
Finished goods	6.9	4.3
Total inventoried costs	$188.2	$162.1

Property, plant and equipment, net (in millions)

	December 28, 2025	December 29, 2024
Finance lease right of use assets	$103.7	$71.0
Land and buildings	40.5	41.3
Computer equipment and software	71.0	63.0
Machinery and equipment	201.0	178.2
Furniture and office equipment	9.3	8.6
Leasehold improvements	43.0	30.8
Construction in progress	103.9	81.8
Property and equipment	572.4	474.7
Accumulated depreciation and amortization	(210.5)	(186.5)
Total property and equipment, net	$361.9	$288.2

Depreciation expense was $37.5 million, $31.7 million and $26.4 million for the years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively.

Note 5.    Debt

(a) 2022 Credit Facility

On February 18, 2022, the Company completed the refinancing of its then-outstanding $90 million revolving credit facility and $300 million 6.5% Senior Secured Notes due November 2025 (the “Senior Secured Notes”), with a 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A (collectively, the “2022 Credit Facility”). The Company incurred debt issuance costs of $3.3 million associated with the 2022 Credit Facility. On July 2, 2025, the Company extinguished all outstanding Term Loan A debt under the 2022 Credit Facility. The then-outstanding Term Loan A aggregate principal balance of $177.5 million, plus accrued interest, was paid in full utilizing a portion of the proceeds received from the June 27, 2025 public equity offering, which is described further in Note 10. The Company incurred a loss on the extinguishment of the debt of $0.5 million during the three months ended September 28, 2025 related to the write-off of unamortized debt issuance costs. This loss is included in Other income (expense) in the consolidated statement of operations.

The 2022 Credit Facility is governed by a Credit Agreement (the “Credit Agreement”), which established a five-year senior secured credit facility which is comprised of a $200 million revolving credit facility (the “Revolving Credit Facility”) (which includes sub-facilities for the incurrence of up to $10.0 million of swingline loans and the issuance of up to $50.0 million of Letters of Credit) and a $200 million term loan (the “Term Loan A”). The Credit Agreement contemplates uncommitted incremental credit facilities of up to $200 million (which amount would be reduced by the aggregate amount of any and all incremental credit facilities actually established under the Credit Agreement) plus additional uncommitted incremental capacity subject to a limitation based on the Company’s pro forma total net leverage ratio (including any such additional uncommitted incremental capacity).

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

The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. The Company was in compliance with the covenants contained in the Credit Agreement as of December 28, 2025.

On April 28, 2023, the Company entered into an interest rate swap contract to hedge U.S. dollar-one month Term SOFR in order to fix the interest rate movements associated with the Company’s Term Loan A. The initial hedge amount was $195.0 million and amortizes in accordance with Term Loan A. The swap was at a fixed rate of one-month term SOFR of 3.721% and settled monthly on the last day of each calendar month. The swap had an effective date of May 1, 2023 and was scheduled to terminate on May 1, 2026. Refer to Note 16 for further discussion of the accounting treatment of the swap arrangement. On June 30, 2025, in anticipation of the extinguishment of Term Loan A, the Company terminated the swap. The Company received a payment of approximately $0.3 million representing the termination value of the swap. Refer to Note 16 for further discussion of the accounting treatment of the swap arrangement.

On February 20, 2026, the 2022 Credit Facility was terminated in connection with the execution of the 2026 Credit Agreement. Please see “Note 18 – Subsequent Events” for more information regarding the 2026 Credit Agreement.

Term Loan and Revolving Credit Debt

Term loan and revolving credit debt and the current period interest rates are as follows (in millions):

	December 28, 2025	December 29, 2024
Term Loan A	$—	$185.0
Revolving credit facility	—	—
Total debt	—	185.0
Less current portion	—	10.0
Total long-term debt, less current portion	—	175.0
Less long-term unamortized debt issuance costs - term loans		0.4
Total long-term debt, net of unamortized debt issuance costs - term loans	$—	$174.6
Unamortized debt issuance costs - revolving credit facility	$0.4	$0.4
Current period interest rate	—%	5.9%

Note 6.    Leases

The components of lease expense for the years ended December 28, 2025, December 29, 2024, and December 31, 2023 were as follows (in millions):

	December 28, 2025	December 29, 2024	December 31, 2023
Amortization of right of use assets - finance leases	$4.1	$3.2	$3.1
Interest expense on lease liabilities - finance leases	4.1	3.3	3.1
Operating lease cost (expense resulting from amortization of total lease payments)	14.5	13.9	14.0
Short-term lease cost	1.5	1.4	1.2
Variable lease cost (cost excluded from lease payments)	—	—	0.1
Sublease income	(0.2)	(0.2)	—
Total lease cost	$24.0	$21.6	$21.5

The components of leases on the balance sheet were as follows (in millions):

	December 28, 2025	December 29, 2024
Operating Leases:
Operating lease right-of-use assets	$43.4	$37.6
Current portion of operating lease liabilities	$12.8	$11.3
Operating lease liabilities, net of current portion	$33.8	$29.8
Finance leases:
Property, plant and equipment, net	$86.2	$57.6
Other current liabilities	$3.4	$1.9
Other long-term liabilities	$95.8	$64.4

Cash paid for amounts included in the measurement of lease liabilities for the years ended December 28, 2025, December 29, 2024, and December 31, 2023 were as follows (in millions):

	December 28, 2025	December 29, 2024	December 31, 2023
Finance lease - cash paid for interest	$3.9	$3.3	$3.1
Finance lease - financing cash flows	$1.8	$1.4	$1.5
Operating lease - operating cash flows (fixed payments)	$14.9	$14.3	$14.1

Other supplemental noncash information (in millions):

	December 28, 2025	December 29, 2024
Operating lease liabilities arising from obtaining right-of-use assets	$18.9	$3.7
Finance lease liabilities arising from obtaining right-of-use assets	$34.8	$15.4

Weighted-average remaining lease term (in years):
Operating leases	4.46	4.03
Finance leases	14.96	13.81

Weighted-average discount rate:
Operating leases	5.32%	4.99%
Finance leases	6.17%	6.35%

The maturity of lease liabilities is (in millions):

	Operating Leases	Finance Leases
2026	$14.8	$9.1
2027	12.9	9.6
2028	10.4	9.8
2029	6.5	9.8
2030	3.4	9.3
Thereafter	4.8	105.7
Total lease payments	52.8	153.3
Less: imputed interest	(6.2)	(54.1)
Total present value of lease liabilities	$46.6	$99.2

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

The following shares were excluded from the calculation of diluted income (loss) per common share because their inclusion would have been anti-dilutive (in millions):

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Shares from stock options and awards	2.5	1.9	1.8

Note 8.    Income Taxes

The components of income (loss) from consolidated operations before income taxes are comprised of the following (in millions):

	December 28, 2025	December 29, 2024	December 31, 2023
Domestic	$17.1	$3.8	$(9.6)
Foreign	16.9	22.7	20.7
Total	$34.0	$26.5	$11.1

The provision for income taxes from consolidated operations are comprised of the following (in millions):

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Federal income taxes:
Current	$—	$—	$—
Deferred	8.3	7.1	2.4
Total Federal	8.3	7.1	2.4
State and local income taxes:
Current	(1.9)	1.8	1.1
Deferred	0.3	(2.7)	0.3
Total State and local	(1.6)	(0.9)	1.4
Foreign income taxes:
Current	5.8	4.2	5.1
Deferred	(0.5)	(0.2)	(0.2)
Total Foreign	5.3	4.0	4.9
Total	$12.0	$10.2	$8.7

The reconciliation from the statutory federal income tax rate of 21% to the Company’s effective income tax rate, applying ASU 2023-09 prospectively for the years ended December 28, 2025, is as follows (in millions):

	Amount	Rate
	December 28, 2025	December 28, 2025
Income tax (benefit) at federal statutory rate	$7.1	21.0%
State taxes (benefit), net of federal tax benefit	1.1	3.2
Foreign tax effects:
Israel tax expense (benefit)	(0.6)	(1.9)
Other foreign jurisdictions tax expense (benefit)	1.2	3.4
Effects of cross-border tax laws:
Global intangible low-taxed income	3.2	9.5
Tax credits:
Research & development tax credits	(0.5)	(1.6)
Change in federal valuation allowance	(0.2)	(0.7)
Nondeductible items:
Stock-based compensation	0.3	0.9
Officer’s compensation 162(m) limitation	0.8	2.5
Other nondeductible items	0.7	2.0
Changes in unrecognized tax benefits	(1.0)	(2.9)
Other adjustments	(0.1)	(0.2)
Total	$12.0	35.2%

The reconciliation from the statutory federal income tax rate to our effective income tax rate, applying ASC 740 prior to the adoption of ASU 2023-09 is as follows (in millions):

	Year Ended
	December 29, 2024	December 31, 2023
Income tax (benefit) at federal statutory rate	$5.6	$2.3
State taxes (benefit), net of federal tax benefit and valuation allowance	1.9	3.7
Difference in tax rates between U.S. and foreign	2.6	1.7
Increase (decrease) in valuation allowance	(4.2)	(2.0)
Nondeductible expense	0.5	0.5
Increase (decrease) in reserve for uncertain tax positions	0.3	0.3
Other	0.9	0.1
Officer’s compensation 162(m) limitation	0.8	0.5
R&D tax credit	(0.9)	(0.9)
Stock-based compensation	2.7	2.5
Total	$10.2	$8.7

For the fiscal year ending December 28, 2025, California comprises the majority (i.e., greater than 50%) of the Company’s domestic state and local income taxes, net of the federal effect category.

The amount of income taxes paid, net of refunds received, by jurisdiction are as follows (in millions) :

Federal:	None
State:	$1.3
Foreign	$5.2

Furthermore, the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of the total income taxes paid (net of refunds received) are as follows (in millions):

Israel:	$2.6
France:	$0.8
Canada:	$0.8
Japan:	$0.6

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows (in millions):

	December 28, 2025	December 29, 2024
Deferred tax assets:
Stock-based compensation	$7.2	$7.3
Payroll related accruals	11.3	9.4
Lease accruals	32.8	28.7
Net operating loss carryforwards	30.0	33.3
Tax credit carryforwards	16.5	12.7
Deferred expenses	19.8	15.7
Other	16.1	17.0
Total deferred taxes	133.7	124.1
Valuation allowance	(7.4)	(7.6)
Total deferred tax assets, net of valuation allowance	126.3	116.5
Deferred tax liabilities:
Unearned revenue	(2.9)	(3.2)
Operating lease right-of-use assets	(29.2)	(25.5)
Other intangibles	(26.2)	(19.4)
Property and equipment, principally due to differences in depreciation	(13.3)	(6.6)
Other	(1.9)	(2.3)
Total deferred tax liabilities	(73.5)	(57.0)
Net deferred tax asset	$52.8	$59.5

During the fourth quarter of 2025, the Company evaluated all available evidence, both positive and negative, to determine whether based on the weight of that evidence, a valuation allowance for deferred tax assets was needed. Evidence evaluated by the Company included but was not limited to, its three-year cumulative results, and its forecast of taxable income. As a result, the Company determined that the majority of the Company’s U.S. net deferred tax assets were more likely than not to be realized and that a valuation allowance with respect to a majority of the Company’s net deferred tax assets was not required. The valuation allowance on the Company’s deferred tax assets as of December 28, 2025 relates primarily to state net operating loss carryforwards, capital loss carryforwards and research and development tax credit carryforwards the Company estimates it may not be able to utilize in future periods. During fiscal 2025, the Company recorded a net decrease in its valuation allowance of $0.2 million.

At December 28, 2025, the Company had federal tax loss carryforwards of $116.4 million and various state tax loss carryforwards of $204.4 million. The federal tax loss carryforwards will begin to expire in 2034 and state tax loss carryforwards begin to expire in 2026 in certain states.
At December 28, 2025, the Company had federal tax credit carryforwards of $15.2 million and various state tax credit carryforwards of $1.3 million. The federal tax credit carryforwards will begin to expire in 2026 and the state tax credit carryforwards do not have an expiration.
Federal and state income tax laws impose restrictions on the utilization of net operating losses (“NOLs”) and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”).
In tax year 2010 the Company experienced a Section 382 “ownership change” that will limit the utilization of NOL carryforwards generated before the “ownership change” date. Additionally, the Company has acquired corporations with NOL carryforwards at the date of acquisition (“Acquired NOLs”). The Acquired NOLs are subject to separate limitations that may further restrict the use of Acquired NOLs. For the year ended December 28, 2025, there was no impact of such Section 382 limitations on the income tax provision since the amount of taxable income did not exceed NOLs available for utilization. However, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOLs or other tax attributes may be further limited.
As of December 31, 2017, all accumulated undistributed earnings of our foreign subsidiaries were subject to the one-time transition tax on foreign earnings required by the 2017 Tax Cuts and Jobs Act. It is the Company’s intention to permanently reinvest undistributed earnings of its foreign subsidiaries. As such, the Company has not provided deferred U.S. income taxes or foreign withholding taxes of approximately $7.8 million on temporary differences relating to the outside basis in its investment in foreign subsidiaries. As of December 28, 2025, the Company has $30.3 million of cash and cash equivalents available for distribution.

The Company is subject to taxation in the U.S., various state tax jurisdictions and various foreign tax jurisdictions. The Company’s tax years for 2005 and later are subject to examination by the U.S. and state tax authorities due to the existence of NOL carryforwards. Generally, the Company’s tax years for 2020 and later are subject to examination by various foreign tax authorities as well.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

Balance as of December 25, 2022	$25.0
Increases related to prior periods	0.2
Increases related to current year tax positions	0.2
Expiration of applicable statutes of limitations	(0.1)
Balance as of December 31, 2023	25.3
Increases related to prior periods	0.1
Increases related to current year tax positions	0.2
Expiration of applicable statutes of limitations	(0.2)
Balance as of December 29, 2024	25.4
Increases related to prior periods	1.8
Decreases related to prior periods	(1.2)
Increases related to current year tax positions	0.2
Expiration of applicable statutes of limitations	(0.2)
Balance as of December 28, 2025	$26.0

Included in the balance of unrecognized tax benefits at December 28, 2025, are $22.9 million of tax benefits that, if recognized, would impact the effective tax rate. Included in this amount is $11.3 million that would become a deferred tax asset if the tax benefit were recognized. As such, this benefit may be impacted by a corresponding change in valuation allowance depending upon the Company’s assessment of the realizability of the deferred tax asset at the time the benefits are recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the years ended December 28, 2025, December 29, 2024 and December 31, 2023, the Company recorded $0.2 million, $0.3 million, and $0.3 million in interest and penalties expense each year, respectively. These amounts are netted by a benefit for interest and penalties related to the reversal of prior positions of $2.5 million, $0.1 million, and $0.1 million for the years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively. As of December 28, 2025, December 29, 2024, and December 31, 2023, the Company had accrued total interest and penalties of $3.3 million, $5.6 million and $5.3 million, respectively.

The Organization for Economic Co-operation and Development (OECD) has issued Pillar Two model rules, introducing a new global minimum tax of 15%. While the United States has not adopted Pillar Two, other countries have enacted such legislation or are considering implementation. Given our limited operations in low-tax jurisdictions, Pillar Two has not materially increased our global tax costs. On January 5, 2026, the OECD released a comprehensive package for a “side-by-side arrangement” with respect to Pillar Two. Notably, once adopted, this new guidance will prevent other countries from imposing tax on the U.S. profits of American companies. We will continue to monitor U.S. and international legislative developments, including further announcements on the Side-by-Side package, to assess any potential impacts on our operations.

On July 4, 2025, the President signed into law the One Big Beautiful Bill Act (OBBBA). The OBBBA maintains the 21 percent corporate tax rate and makes permanent many of the beneficial expired and expiring tax provisions originally enacted in the Tax Cuts and Jobs Act of 2017, including the immediate expensing of domestic research and development expenditures, more favorable interest deductibility and 100 percent bonus depreciation with effective dates in 2025. Revisions to the international tax framework are effective in 2026. In the third quarter of 2025, we recorded impacts of the OBBBA, which were not material. In the fourth quarter of 2025, we elected to take 100 percent bonus depreciation on the Company’s eligible fixed assets placed in service during the year ended December 28, 2025.

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

As more fully described in Note 16, Derivative Financial Instruments, our forward exchange contracts used to manage foreign currency risks and an interest rate swap contract to hedge U.S. dollar-one month Term SOFR in order to mitigate the exposure to interest rate movements associated with the Company’s Term Loan A are recognized on the Consolidated Balance Sheets as either assets or liabilities and are measured at fair value. On June 30, 2025, in anticipation of the extinguishment of all outstanding Term Loan A debt under the 2022 Credit Facility, the Company terminated the interest rate swap contract referred to above. As of December 28, 2025, we had no derivative assets or liabilities recorded on the Consolidated Balance Sheets.

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

The Board may grant equity-based awards to selected employees, directors and consultants of the Company pursuant to its 2023 Equity Plan. As of December 28, 2025, there were 1,639,427 shares reserved for issuance for future grant under the 2023 Equity Plan. The Board may amend or terminate the 2023 Equity Plan at any time. Certain amendments, including an increase in the share reserve, require stockholder approval. Generally, restricted stock units outstanding vest over periods not exceeding ten years. The Company records compensation expense for employee restricted stock unit awards based on the market value of the awards on the date of grant. There were no stock options granted or related expenses for stock options in 2025, 2024 or 2023. There were no stock options outstanding as of December 29, 2024 and December 28, 2025.

During the years ended December 28, 2025, December 29, 2024, and December 31, 2023, the following values relate to the exercises under the Company’s option plans:

	2025	2024	2023
Total intrinsic value of options exercised (in thousands)	$—	$—	$80.8

The following table summarizes the Company’s Restricted Stock Unit activity:

	Restricted Stock Units (000’s)	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)
Nonvested balance at December 25, 2022	4,659	$12.88	1.12
Granted	1,427	11.39
Vested	(871)	11.34
Forfeited or expired	(35)	16.12
Vested but not released	(245)	12.55
Nonvested balance at December 31, 2023	4,935	$12.72	1.11
Granted	1,509	19.00
Vested	(2,398)	18.48
Forfeited or expired	(38)	16.10
Vested but not released	(220)	14.11
Nonvested balance at December 29, 2024	3,788	$11.45	1.05
Granted	1,473	29.57
Vested	(1,775)	18.33
Forfeited or expired	(95)	18.10
Vested but not released	(70)	21.15
Nonvested balance at December 28, 2025	3,321	$14.31	1.09

As of December 28, 2025, there was $41.8 million of total unrecognized stock-based compensation expense related to nonvested restricted stock units which is expected to be recognized over a remaining weighted-average vesting period of 1.9 years. The fair value of restricted stock unit awards that vested in 2025, 2024, and 2023 was $32.5 million, $44.3 million, and $9.8 million, respectively.

(c)    Employee Stock Purchase Plans

In May 2023, the Board approved the 2023 Employee Stock Purchase Plan (as amended from time to time, the “2023 Purchase Plan”). The 2023 Purchase Plan is the successor to the 1999 Employee Stock Purchase Plan (as amended from time to time, the “1999 Purchase Plan”). The total number of shares of our common stock that were authorized for issuance under the 2023 Purchase Plan is equal to the sum of (1) 3,500,000 shares, plus (2) 766,586 shares, which is the number of shares that remained available for issuance under the 1999 Purchase Plan as of its termination on June 30, 2023 (after giving effect to the purchases pursuant to the offering period ending on such date under the Existing ESPP). The 2023 Purchase Plan qualifies as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Service Code. Unless otherwise determined by the Compensation Committee of the Board, all U.S. employees are eligible to participate in the 2023 Purchase Plan, so long as they are employed by the Company (or a subsidiary designated by the Board) for at least 20 hours per week and were customarily employed by the Company (or a subsidiary designated by the Board) for at least 5 months per calendar year. The 2023 Plan also allows the Board to extend the employee stock purchase program to eligible employees outside of the U.S. In 2023, Kratos employees in Canada and the United Kingdom have been allowed to participate in the 2023 Purchase Plan.

Employees who actively participate in the 2023 Purchase Plan are eligible to have up to 15% of their earnings for each purchase period withheld pursuant to the 2023 Purchase Plan. The amount that is withheld is used at various purchase dates within the offering period to purchase shares of common stock. The price paid for common stock at each such purchase date is equal to the lower of 85% of the fair market value of the common stock at the commencement date of that offering period or 85% of the fair market value of the common stock on the relevant purchase date. Employees are also able to end their participation in the offering at any time during the offering period, and participation ends automatically upon termination of employment. At December 28, 2025, the cumulative number of shares of common stock that have been issued under the 2023 Purchase Plan and predecessor plans is 8.5 million and approximately 3.2 million shares are available for future issuance under the Plan. During 2025, approximately 507,000 shares were issued under the 2023 Purchase Plan at an average price of $19.40 per share.

The fair value of shares issued under the 2023 Purchase Plan for 2025 was estimated using the Black-Scholes option pricing model. The assumptions and resulting fair values of options granted for 2025, 2024 and 2023 were as follows:

	Offering Periods January 1 to December 31 2025	Offering Periods January 1 to December 31 2024	Offering Periods January 1 to December 31 2023
Expected term (in years)(1)	0.5	0.5	0.5
Risk-free interest rate(2)	4.24% - 4.29%	5.26% - 5.33%	4.76% - 5.47%
Expected volatility(3)	40.41% - 51.95%	40.15% - 40.68%	41.65% - 45.77%
Expected dividend yield(4)	—%	—%	—%
Weighted average grant-date fair value per share	$9.30	$5.40	$3.30

(1) The expected term is equivalent to the offering period.
(2) The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant with a term equal to the expected term.
(3) The Company estimated implied volatility based upon trailing volatility.
(4) The Company has no history or expectation of paying dividends on its common stock.

As of December 28, 2025, there was no material unrecognized compensation expense related to the 2023 Purchase Plan or the 1999 Purchase Plan.

Note 11.    Retirement Plans

The Company provides eligible employees the opportunity to participate in defined-contribution savings plans (commonly known as 401(k) plans), which permit contributions on a before-tax basis. Generally, salaried employees and certain hourly employees are eligible to participate in the plans. Under most plans, the employee may contribute to various investment alternatives. In certain plans, the Company matches a portion of the employees’ contributions. The Company’s matching contributions to these defined-contribution savings plans totaled $13.3 million in 2025, $11.8 million in 2024, and $10.7 million in 2023.

Note 12.    Significant Customers

    Revenue from the U.S. Government (which includes foreign military sales) includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $917.1 million, $762.0 million, and $712.7 million or 68%, 67%, and 69%, of total revenue for the years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively.

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

There were not any significant intersegment sales, cost of sales and profit for the years ended December 28, 2025, December 29, 2024, and December 31, 2023.

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

(a)    Summary Operating Results

The tables below provide information about the Company’s reportable segments. In these tables total segment operating income (loss) of the reportable business segments is reconciled to the corresponding consolidated amount. “Unallocated amounts” includes costs for merger and acquisition expenses, stock-based compensation expenses, interest income (expense), net, and other income (expense) items not considered part of management’s evaluation of segment operating income (loss). See footnote 1(e) for segment revenues disaggregated by contract type, customer and geographic region. The summary operating results for the Company’s reportable segments for the years ended December 28, 2025, December 29, 2024, and December 31, 2023, are as follows (in millions):

Year Ended December 28, 2025	Kratos
	Government	Unmanned
	Solutions	Systems	Totals
Service revenues	$460.3	$8.7	$469.0
Product sales	594.5	283.3	877.8
Total revenues	1,054.8	292.0	1,346.8
Cost of service revenue	350.1	6.7	356.8
Cost of product sales	447.6	234.5	682.1
Total cost of sales	797.7	241.2	1,038.9
Selling, general & administrative expenses	158.8	45.9	204.7
Research & development expenses	37.7	2.3	40.0
Total segment operating income	60.6	2.6	63.2
Reconciliation of segment operating income
Unallocated amounts:
Merger and acquisition related expenses			(2.1)
Stock compensation expense			(35.5)
Interest income (expense), net			5.9
Other income (expense), net			2.5
Income before income taxes			$34.0

Revenues from foreign customers were approximately $267.7 million or 20% of total revenue for the year ended December 28, 2025. Revenues from any one foreign country did not exceed 10% of total revenues. Assets of foreign subsidiaries in the KGS segment were $300.5 million as of December 28, 2025. Assets from any one foreign country did not exceed 10% of total assets.

Year Ended December 29, 2024	Kratos
	Government	Unmanned
	Solutions	Systems	Totals
Service revenues	$416.3	$7.1	$423.4
Product sales	449.5	263.4	712.9
Total revenues	865.8	270.5	1,136.3
Cost of service revenue	304.7	5.3	310.0
Cost of product sales	322.3	216.8	539.1
Total cost of sales	627.0	222.1	849.1
Selling, general & administrative expenses	146.1	41.3	187.4
Research & development expenses	36.1	4.2	40.3
Total segment operating income	56.6	2.9	59.5
Reconciliation of segment operating income
Unallocated amounts:
Merger and acquisition related expenses			(0.7)
Stock compensation expense			(29.8)
Interest income (expense), net			(3.0)
Other income (expense), net			0.5
Income before income taxes			$26.5

Revenues from foreign customers were approximately $226.6 million or 20% of total revenue for the year ended December 29, 2024. Revenues from any one foreign country did not exceed 10% of total revenues. Assets of foreign subsidiaries in the KGS segment were $223.2 million as of December 29, 2024. Assets from any one foreign country did not exceed 10% of total assets.

Year Ended December 31, 2023	Kratos
	Government	Unmanned
	Solutions	Systems	Totals
Service revenues	$395.9	$6.7	$402.6
Product sales	429.0	205.5	634.5
Total revenues	824.9	212.2	1,037.1
Cost of service revenue	298.3	4.9	303.2
Cost of product sales	301.9	163.4	465.3
Total cost of sales	600.2	168.3	768.5
Selling, general & administrative expenses	136.7	36.6	173.3
Research & development expenses	35.3	3.1	38.4
Total segment operating income (loss)	52.7	4.2	56.9
Reconciliation of segment operating income (loss)
Unallocated amounts:
Merger and acquisition related expenses			(0.4)
Stock compensation expense			(25.4)
Interest income (expense), net			(20.5)
Other income (expense), net			0.5
Income before income taxes			$11.1
Revenues from foreign customers were approximately $202.0 million or 19% of total revenue for the year ended December 31, 2023. Revenues from any one foreign country did not exceed 10% of total revenues. Assets of foreign subsidiaries in the KGS segment were $204.6 million as of December 31, 2023. Assets from any one foreign country did not exceed 10% of total assets.

(b)    Capital Expenditures (in millions):

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Kratos Government Solutions	$57.3	$30.5	$26.9
Unmanned Systems	37.9	27.3	24.9
Total reportable segment capital expenditures	95.2	57.8	51.8
Corporate capital expenditures	0.1	0.4	0.6
Total capital expenditures	$95.3	$58.2	$52.4

(c)     Depreciation and Amortization (in millions):

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Kratos Government Solutions	$32.1	$27.1	$24.1
Unmanned Systems	15.0	13.2	9.1
Total depreciation and amortization	$47.1	$40.3	$33.2

(d)    Reportable Segment Assets are as follows (in millions):

	December 28, 2025	December 29, 2024
Kratos Government Solutions	$1,472.9	$1,250.4
Unmanned Systems	438.7	385.7
Total reportable segment assets	1,911.6	1,636.1
Corporate assets(1)	555.6	314.8
Total assets	$2,467.2	$1,950.9
(1)Corporate assets primarily include cash and cash equivalents, deferred income tax assets, and property, plant and equipment used in our corporate operations.

Assets of foreign subsidiaries in the KGS segment were $300.5 million, $223.2 million and $204.6 million as of December 28, 2025, December 29, 2024 and December 31, 2023, respectively.

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

    Legal and Regulatory Matters.
U.S. Government Cost Claims

The Company’s contracts with the DoW are subject to audit by the DCAA. As a result of these audits, from time to time the Company is advised of claims concerning potential disallowed, overstated or disputed costs. For example, during the course of recent audits of the Company’s contracts, the DCAA is closely examining and questioning certain of the established and disclosed practices that it had previously audited and accepted. Costs incurred and allocated to contracts with the U.S. Government are regularly scrutinized for compliance with regulatory standards by the Company’s personnel. For those Company subsidiaries and fiscal years which have not yet been audited by the DCAA or for those audits which are in process which have not been completed by the DCAA, the Company cannot reasonably estimate the range of loss, if any, that may result from audits and reviews in which it is currently involved given the inherent difficulty in predicting regulatory action, fines and penalties, if any, and the various remedies and levels of judicial review available to the Company in the event of an adverse finding. As a result, the Company has not recorded any liability related to these matters.

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

Prior to the purchase of the remaining shares of KTT Core, the Company adjusted the carrying value of the redeemable noncontrolling interest based on an allocation of subsidiary earnings based on ownership interest. Redeemable noncontrolling interest is recorded outside of permanent equity at the higher of its carrying value or management’s estimate of the amount (the “Redemption Amount”) that the Company could be required to pay in connection with the Put Right. Adjustments to the Redemption Amount will have a corresponding effect on net income per share attributable to Kratos shareholders. For the year ended December 29, 2024, the Company recorded an adjustment of $9.9 million to increase the carrying value of the redeemable noncontrolling interest to the estimated Redemption Amount. As a result of the Company’s acquisition of the remaining 9.95% of the issued and outstanding shares of capital stock of KTT Core on June 21, 2024, the carrying value of the redeemable noncontrolling interest was reduced to zero.

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

Forward Exchange Contracts

Changes in the fair values of foreign currency exchange contracts are recorded each period in earnings. As of December 28, 2025, the Company did not use hedge accounting for its foreign currency exchange contracts. The notional value of the Company’s foreign currency forward contracts at December 28, 2025 was $0.0 million. At December 28, 2025, the fair value amounts of the forward exchange contracts were a $0.0 million asset and a $0.0 million liability. The net gain from these derivative instruments of $1.2 million is included in other income (expense) for the year ended December 28, 2025. The notional value of the Company’s foreign currency forward contracts at December 29, 2024, was $25.4 million. At December 29, 2024, the fair value amounts of the forward exchange contracts were a $0.2 million asset and a $0.1 million liability. The net gain from these derivative instruments of $0.1 million is included in other income (expense) for the year ended December 29, 2024.

Interest Rate Swap Contract

On April 28, 2023, the Company entered into an interest rate swap contract with an initial notional amount of $195.0 million to manage the variability of cash flows associated with the Term Loan A. The interest rate swap contract matures on May 1, 2026 and requires periodic interest rate settlements. The swap is at a fixed SOFR of 3.721% and settles monthly on the last day of each calendar month. The Company has designated the interest rate swap contract as a cash flow hedge and assesses the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. Changes in fair value (gains and losses) related to derivative financial instruments that qualify as cash flow hedges are deferred in Accumulated Other Comprehensive Income (Loss) (“AOCI”) until the underlying transaction is reflected in earnings. The net gain reclassified from AOCI from the interest rate swap reflected in earnings was $0.9 million for the year ended December 28, 2025 and is recorded as an offset to interest expense. The net gain reclassified from AOCI from the interest rate swap reflected in earnings was $2.8 million for the year ended December 29, 2024 and is recorded as an offset to interest expense.

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

The fair value of this derivative represents the discounted value of the expected future discounted cash flows for the interest rate swap, based on the amortization schedule and the current forward curve for the remaining term of the contract, as of the date of each reporting period (in millions):

	December 28, 2025		December 29, 2024
	Notional Value	Fair Value	Notional Value	Fair Value
Interest rate swap contract designated as a cash flow hedge	$—	$—	$185.0	$0.8

Note 17.    Collaborative Arrangement

On June 3, 2025, the Company and GE Aerospace (“GE”) announced a formal teaming agreement to advance the development and production of engines for the next generation of affordable unmanned aerial systems and Collaborative Combat Aircraft-type (CCA-type) aircraft. This teaming agreement supersedes an earlier letter of intent and memorandum of understanding between the Company and GE related to the development, testing and fielding of these engines. Under this arrangement, the Company and GE share in the risks and rewards of the program through various revenue, cost and profit-sharing payment structures. In accordance with FASB ASC Topic 808, Collaborative Arrangements, (“Topic 808”), the accounting for the arrangement is within the scope of ASC 606 and revenue and costs are recognized as the promised services are provided. The ASC 606 considerations and facts discussed in Note 3. Revenue Recognition apply to this arrangement. Since the signing of the memorandum of understanding between the Company and GE on July 22, 2024, the Company has recorded revenues of $31.5 million and cost of sales of $31.9 million through December 28, 2025 related to this arrangement. The Company recorded revenues of $12.9 million and cost of sales of $13.3 million for the year ended December 28, 2025 related to this arrangement.

Note 18.    Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued.

On November 4, 2025, the Company and certain of its subsidiaries entered into a definitive merger agreement (the “Orbit Merger Agreement”) pursuant to which the Company agreed to acquire Orbit Technologies Ltd., a company organized under the laws of the State of Israel (“Orbit”). Orbit’s ordinary shares are currently publicly traded on the Tel Aviv Stock Exchange. The aggregate consideration payable by the Company pursuant to the Orbit Merger Agreement is expected to be approximately $356.3 million, which is expected to be funded via cash on the Company’s balance sheet immediately prior to closing. Consummation of the acquisition of Orbit is subject to a number of customary closing conditions. The transaction is expected to close in the first half of 2026.

On February 11, 2026, the Company and the other parties thereto entered into an Agreement and Plan of Merger (“Nomad Merger Agreement”) pursuant to which the Company acquired Nomad Global Communication Solutions, Incorporated, a Montana corporation (“Nomad”). The Nomad acquisition was consummated on February 11, 2026. Nomad is a company that focuses on the design and manufacture of connected mobile operations centers. Pursuant to the Nomad Merger Agreement, the Company (i) issued 972,136 shares of Kratos common stock with a deemed value of $88.8 million on February 11, 2026 to the former Nomad shareholders in a private placement, (ii) agreed to issue up to $7 million worth of additional shares of Kratos common stock to the former Nomad shareholders in the future upon release of certain holdback amounts, (iii) agreed to pay up to $6 million in cash to the former Nomad shareholders in the future upon release of a certain holdback amount, and (iv) agreed to issue up to $10 million worth of additional shares of Kratos common stock upon achievement of certain milestones. Kratos granted the former shareholders of Nomad certain registration rights under the Nomad Merger Agreement and registered the 972,136 shares of Kratos common stock issued to the former Nomad shareholders on February 11, 2026 with the SEC on February 12, 2026.

On February 20, 2026, the Company completed the refinancing of its 2022 Credit Facility, which originally consisted of a $200 million Revolving Credit Facility and a $200 million Term Loan A, with a new 5-year $300 million Revolving Credit Facility (the “2026 Credit Facility”). There are no borrowings under the 2026 Credit Facility and, as stated above, there have been no outstanding borrowings under the 2022 Credit Facility subsequent to the repayment in full of the Term Loan A under the 2022 Credit Facility on July 2, 2025. The outstanding letters of credit under the 2022 Credit Facility were transferred to the 2026 Credit Facility.