Form 10-Q
period 2026-03-29
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2026-05-06
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of May 1, 2026, 187,519,984 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2026

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)

	March 29, 2026
	(Unaudited)	December 28, 2025
Assets
Current assets:
Cash and cash equivalents	$1,464.3	$560.6
Accounts receivable, net	194.5	165.0
Unbilled receivables, net	334.1	292.4
Inventoried costs, net	225.7	188.2
Prepaid expenses	22.5	12.9
Other current assets	69.3	43.8
Total current assets	2,310.4	1,262.9
Property, plant and equipment, net	414.2	361.9
Operating lease right-of-use assets, net	45.4	43.4
Goodwill	884.1	595.7
Intangible assets, net	219.7	53.9
Other assets	161.9	144.4
Investment in joint venture	7.0	5.0
Total assets	$4,042.7	$2,467.2
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$112.0	$69.6
Accrued expenses	58.7	60.5
Accrued compensation	88.8	82.3
Billings in excess of costs and earnings on uncompleted contracts	108.1	73.4
Current portion of operating lease liabilities	13.9	12.8
Current portion of finance lease liabilities	4.8	3.4
Other current liabilities	24.4	9.0
Total current liabilities	410.7	311.0
Operating lease liabilities, net of current portion	34.7	33.8
Finance lease liabilities, net of current portion	132.0	95.8
Other long-term liabilities	55.3	30.3
Total liabilities	632.7	470.9
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at March 29, 2026 and December 28, 2025	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 187,392,912 and 168,875,032 shares issued and outstanding at March 29, 2026 and December 28, 2025, respectively	0.2	0.2
Additional paid-in capital	4,038.7	2,635.9
Accumulated other comprehensive income	1.1	2.1
Accumulated deficit	(630.0)	(641.9)
Total stockholders’ equity	3,410.0	1,996.3
Total liabilities and stockholders’ equity	$4,042.7	$2,467.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended
	March 29, 2026	March 30, 2025
Service revenues	$134.0	$102.4
Product sales	237.0	200.2
Total revenues	371.0	302.6
Cost of service revenues	99.3	75.7
Cost of product sales	182.1	153.3
Total costs	281.4	229.0
Gross profit	89.6	73.6
Selling, general and administrative expenses	72.3	57.0
Merger and acquisition expenses	1.9	—
Research and development expenses	10.7	10.0
Operating income	4.7	6.6
Other income (expense):
Interest income (expense), net	4.5	(0.9)
Other income (expense), net	0.6	(0.3)
Total other income (expense), net	5.1	(1.2)
Income before income taxes	9.8	5.4
Provision (benefit) for income taxes	(2.1)	0.9
Net income	$11.9	$4.5

Basic income per common share	$0.07	$0.03
Diluted income per common share	$0.07	$0.03

Weighted average common shares outstanding:
Basic	176.8	154.2
Diluted	179.4	156.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
 (Unaudited)

	Three Months Ended
	March 29, 2026	March 30, 2025
Net income	$11.9	$4.5
Change in unrealized cash flow hedge (net of taxes of $0.0 million for the three month period ended March 29, 2026 and $0.1 million for the three month period ended March 30, 2025)	—	(0.5)
Change in cumulative translation adjustment	(1.1)	1.1
Comprehensive income	$10.8	$5.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended March 29, 2026 and March 30, 2025
(in millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 29, 2024	151.1	$0.2	$2,017.4	$(0.5)	$(663.9)	$1,353.2
Stock-based compensation	—	—	8.7	—	—	8.7
Issuance of common stock for employee stock purchase plan and stock awards	0.2	—	4.6	—	—	4.6
Restricted stock issued and related taxes	0.9	—	(16.2)	—	—	(16.2)
Issuance of common stock for acquisitions	1.1	—	32.2	—	—	32.2
Loss on interest rate swap contract	—	—	—	(0.5)	—	(0.5)
Net income	—	—	—	—	4.5	4.5
Other comprehensive income, net of tax	—	—	—	1.1	—	1.1
Balance, March 30, 2025	153.3	$0.2	$2,046.7	$0.1	$(659.4)	$1,387.6

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 28, 2025	168.9	$0.2	$2,635.9	$2.1	$(641.9)	$1,996.3
Stock-based compensation	—	—	15.0	—	—	15.0
Issuance of common stock for employee stock purchase plan and stock awards	0.1	—	5.3	—	—	5.3
Restricted stock issued and related taxes	1.0	—	(54.9)	—	—	(54.9)
Issuance of common stock for equity raise	16.4	—	1,348.6	—	—	1,348.6
Issuance of common stock for acquisitions	1.0	—	88.8	—	—	88.8
Net income	—	—	—	—	11.9	11.9
Other comprehensive loss, net of tax	—	—	—	(1.0)	—	(1.0)
Balance, March 29, 2026	187.4	$0.2	$4,038.7	$1.1	$(630.0)	$3,410.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	March 29, 2026	March 30, 2025
Operating activities:
Net income	$11.9	$4.5
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	16.8	10.4
Deferred income taxes	1.2	—
Amortization of lease right-of-use assets	3.4	3.0
Stock-based compensation	15.0	8.7
Amortization of deferred financing costs	0.1	0.2
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2.0)	0.8
Unbilled receivables	(26.7)	(38.0)
Inventoried costs	(14.7)	(5.4)
Prepaid expenses and other assets	(26.5)	(12.8)
Operating lease liabilities	(3.7)	(3.0)
Accounts payable	30.8	0.7
Accrued expenses	(16.1)	5.4
Accrued compensation	(6.4)	(1.8)
Billings in excess of costs and earnings on uncompleted contracts	0.1	(0.7)
Income tax receivable and payable	(3.8)	(1.1)
Other liabilities	(6.8)	(0.1)
Net cash used in operating activities	(27.4)	(29.2)
Investing activities:
Cash paid for acquisitions, net of cash acquired	(347.4)	—
Investment in joint venture	(2.0)	—
Proceeds from sale of assets	4.2	—
Capital expenditures	(19.9)	(22.6)
Net cash used in investing activities	(365.1)	(22.6)
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	1,348.6	—
Repayment under credit facility and term loan	—	(2.5)
Debt issuance costs	(1.1)	—
Payments under finance leases	(0.9)	(0.4)
Payments of employee taxes withheld from share-based awards	(54.9)	(16.2)
Proceeds from shares issued under equity plans	5.3	4.6
Proceeds from state grant for capital construction	0.3	—
Net cash provided by (used in) financing activities	1,297.3	(14.5)
Net cash provided (used)	904.8	(66.3)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	0.7
Net increase (decrease) in cash and cash equivalents	903.7	(65.6)
Cash and cash equivalents at beginning of period	560.6	329.3
Cash and cash equivalents at end of period	$1,464.3	$263.7

Non-cash investing and financing activities:
Financing lease obligation incurred	$37.3	$—
Capital expenditures included in accounts payable and accrued expenses	6.8	6.0
Common stock issuance for acquisition	$88.8	$32.2

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

(a)    Basis of Presentation

 The information as of March 29, 2026 and for the three months ended March 29, 2026 and March 30, 2025 is unaudited. The condensed consolidated balance sheet as of December 28, 2025 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with generally accepted accounting principles in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 28, 2025, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2026 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

(b)    Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries. All inter-company transactions have been eliminated in consolidation.

(c)    Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year. The three month periods ended March 29, 2026 and March 30, 2025 consisted of 13-week periods. There are 52 calendar weeks in the fiscal years ending on December 27, 2026 and December 28, 2025.

(d)    Use of Estimates

There have been no significant changes in the Company’s accounting estimates for the three months ended March 29, 2026 as compared to the accounting estimates described in the Form 10-K.

(e)    Fair Value of Financial Instruments

The Company uses forward exchange contracts from time to time to manage foreign currency risks associated with certain transactions, specifically forecasted materials and salaries paid in foreign currencies. These derivative instruments are measured at fair value using observable market inputs such as interest rates. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At March 29, 2026, the derivative instruments were included in other current assets and other long-term liabilities on the Company's condensed consolidated balance sheets. At December 28, 2025, the Company did not have any forward exchange contracts in place.

The Company also had entered into an interest rate swap contract in order to mitigate the exposure to interest rate movements associated with the Company’s Term Loan A. On June 30, 2025, in anticipation of the extinguishment of all outstanding Term Loan A debt under the 2022 Credit Facility, the Company terminated this interest rate swap contract.

The carrying amounts and the related fair values of the Company’s derivative instruments measured at fair value on a recurring basis at March 29, 2026 and December 28, 2025 are presented in Note 14.

The carrying value of all financial instruments, including cash equivalents, accounts receivable, unbilled receivables, accounts payable, accrued expenses, billings in excess of cost and earnings on uncompleted contracts and income taxes payable, approximated their estimated fair values at March 29, 2026 and December 28, 2025 due to the short-term nature of these instruments.

(f)     Recent Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2025-10 Accounting for Government Grants Received by Business Entities (“ASU 2025-10”), which provides guidance on how companies should recognize, measure, and present government grants received. The new standard is effective for annual and interim reporting periods beginning after December 15, 2028. The new standard allows for a modified prospective, modified retrospective, or retrospective approach to all government grants through a cumulative-effect adjustment. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2025-10 on the Company’s consolidated financial position, results of operations and cash flows.

In December 2025, the FASB issued ASU No. 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 clarifies the applicability of Topic 270 and the form and content of interim financial statements. ASU 2025-11 requires entities to disclose material events occurring since the last annual reporting period. The amendments in this update are effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted. The Company may apply the amendments either prospectively or retrospectively to all periods presented. The Company is currently evaluating the disclosure impact of ASU 2025-11; however, the standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In September 2025, the FASB issued ASU No. 2025-06 Targeted Improvements to the Accounting for Internal-Use Software (Subtopic 350-40) (“ASU 2025-06”). ASU 2025-06 removes references to prescriptive software development stages and requires capitalization of internal-use software costs when it is probable that the software project will be completed and management has authorized and committed to funding the project. ASU 2025-06 is effective for the Company for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. The standard allows for prospective, modified prospective, or retrospective application to all periods presented. The Company is currently evaluating the impact of the adoption of ASU 2025-06 on its consolidated financial position, results of operations and cash flows.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income – Expense Disaggregation Disclosures (“ASU 2024-03”), which requires the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires companies to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure. Additionally, it requires companies to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 with early adoption permitted. ASU 2024-03 will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the impact of the adoption of ASU 2024-03; however, the standard is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Other accounting standards updates adopted and/or issued, but not effective until after March 29, 2026, are not expected to have a material effect on the Company’s consolidated financial position, results of operations and/or cash flows.

(g) Joint Venture Arrangements

On February 26, 2025, the Company and RAFAEL Advanced Defense Systems, Ltd. (“RAFAEL”) announced an approximate 50/50 joint venture for the establishment of a U.S.-based merchant supplier of solid rocket motors (“SRMs”) and other energetics. The new joint venture, named Prometheus Energetics (“Prometheus”), will be headquartered on an approximately 500-acre site near the U.S. Navy and Army facility in Crane, Indiana. Kratos and RAFAEL (through its U.S. based subsidiary RAFAEL USA) have jointly committed up to a combined total of $175 million in capital for the establishment of Prometheus and required property, plant, equipment and personnel needed for the new, state-of-the-art SRM and energetics manufacturing campus and facilities. After construction of the plant and once RAFAEL’s technology transfer is completed and certified for operations, Prometheus is projected to begin production of SRMs and energetics in 2027. As of the date of this Quarterly Report, the Company has incurred minimal amounts of expense related to the establishment of Prometheus and has contributed approximately $7 million in capital which is recorded in the Condensed Consolidated Balance Sheets as “Investment in joint venture” accounted for under the equity method.

Note 2. Acquisitions

Orbit Technologies Ltd.

On November 4, 2025, the Company, Kratos Holdings U K Limited, a private limited company incorporated under the laws of England and Wales and an indirect wholly-owned subsidiary of the Company (“Kratos U K”), Kratos Acquisition Ltd., a company organized under the laws of the State of Israel and a direct wholly-owned subsidiary of Kratos U K (“Merger Sub”), and Orbit Technologies Ltd., a company organized under the laws of the State of Israel (“Orbit”), entered into an Agreement and Plan of Merger (the “Orbit Merger Agreement”), pursuant to which, on the terms and subject to the conditions set forth in the Orbit Merger Agreement, on March 2, 2026, Merger Sub merged with and into Orbit (the “Orbit Merger”), with Orbit continuing as the surviving corporation in the Orbit Merger as an indirect wholly-owned subsidiary of the Company and a direct subsidiary of Kratos U K. The Orbit Merger was completed on March 2, 2026. Prior to completion of the Orbit Merger, Orbit’s ordinary shares were publicly traded on the Tel Aviv Stock Exchange. The purchase price paid for 100 percent of the ordinary shares of Orbit was approximately $352.7 million in cash, which was funded via cash on the Company’s balance sheet. The purchase price was determined based on $13.725 for each Orbit ordinary share (the “Orbit Merger Consideration”), as set forth in the Orbit Merger Agreement. The acquired Orbit business is included in the KGS segment.

Orbit is a leading global provider of mission-critical satellite-based communication systems for mobile and unmanned aerial, seaborne, undersea and land systems, military vehicles and other systems. Orbit provides its hardware, products, and systems to major air forces, traditional prime contractors and emerging new defense and space companies. Orbit’s customers are worldwide, including Israel, the United States, Europe and the Pacific region.

The allocation of the total consideration for this acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocations to be material to the Company's consolidated financial statements. The operating results of this acquisition have been included in the Company’s results of operations from the effective acquisition date. The Company has determined that it is not currently possible to present pro forma revenue and earnings information for the periods prior to the acquisition. This is due to the fact that the acquiree was a foreign entity that did not historically maintain financial records in accordance with U.S. GAAP, and the Company is still in the process of reconciling and converting these historical records. The Company expects to complete this assessment and provide the required pro forma disclosures in its second quarter periodic report once the information is finalized.

The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The goodwill represents the value the Company expects to be created by integrating the acquired Orbit business with Kratos’ related products and customers.

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

A summary of the consideration paid for the acquired Orbit business is as follows (in millions):

Cash paid	$352.7
Total consideration	$352.7

The following table summarizes the preliminary allocation of the purchase price over the estimated fair values of the Orbit assets acquired and liabilities assumed (in millions):

Cash	$42.3
Accounts receivable	26.6
Inventory	18.8
Other current assets	7.0
Property and equipment	15.6
Intangible assets	114.8
Other assets	0.5
Total assets acquired	225.6
Total liabilities assumed	(60.4)
Goodwill	187.5
Net assets acquired	$352.7

Based on the Company’s preliminary estimate of fair value as of March 2, 2026, the identifiable intangible assets include the amounts in the following table ($ in millions):

Intangible	Estimated Life	Value
Customer relationships	10	24.7
Contracts and backlog	2	21.5
Developed technology	5	9.9
Trade names	7	58.7
Total		$114.8

The amounts of revenue and operating income of the acquired Orbit business included in the Company’s consolidated statement of operations for the three months ended March 29, 2026 were $13.3 million and $3.4 million, respectively.

Nomad Global Communication Solutions, Incorporated

On February 11, 2026, the Company and the other parties thereto entered into an Agreement and Plan of Merger (the “Nomad Merger Agreement”) pursuant to which the Company acquired Nomad Global Communication Solutions, Incorporated, a Montana corporation (“Nomad”). The Nomad acquisition was consummated on February 11, 2026. Nomad is a company that focuses on the design and manufacture of connected mobile operations centers. Pursuant to the Nomad Merger Agreement, the Company (i) issued 972,136 shares of Kratos common stock with a deemed value of $88.8 million on February 11, 2026 to the former Nomad shareholders in a private placement and paid approximately $37.0 million in cash to extinguish certain of Nomad’s existing indebtedness and fund certain transaction related expenses, (ii) agreed to issue up to $7 million worth of additional shares of Kratos common stock to the former Nomad shareholders in the future upon release of certain holdback amounts, (iii) agreed to pay up to $6 million in cash to the former Nomad shareholders in the future upon release of a certain holdback amount, and (iv) agreed to issue up to $10 million worth of additional shares of Kratos common stock upon achievement of certain milestones. The purchase price is subject to adjustment for net working capital and indebtedness, as defined in the Merger Agreement. Kratos granted the former shareholders of Nomad certain registration rights under the Nomad Merger Agreement and registered the 972,136 shares of Kratos common stock issued to the former Nomad shareholders on February 11, 2026 with the SEC on February 12, 2026. The Company incurred approximately $1.1 million of acquisition-related costs in connection with the Nomad acquisition, which were expensed as incurred and recorded within Selling, general and administrative expenses. The acquired Nomad business is included in the KGS segment.

The allocation of the total consideration for this acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocations to be material to the Company's consolidated financial statements. The operating results of this acquisition have been included in the Company’s results of operations from the effective acquisition date. The Company has determined that it is not currently possible to present pro forma revenue and earnings information for the periods prior to the acquisition. This is due to the fact that the acquiree did not historically maintain financial records in accordance with U.S. GAAP, and the Company is still in the process of reconciling these historical records. The Company expects to complete this assessment and provide the required pro forma disclosures in its second quarter periodic report once the information is finalized..

The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The goodwill represents the value the Company expects to be created by integrating the acquired Nomad business with Kratos’ related products and customers.

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

A summary of the consideration paid for the acquired Nomad business is as follows (in millions):

Common stock issued	$88.8
Cash paid	37.0
Holdback - contingent consideration	10.0
Holdback - compliance, tax and other	8.0
Holdback - indemnification escrow	5.0
Total consideration	$148.8

The following table summarizes the preliminary allocation of the purchase price over the estimated fair values of the Nomad assets acquired and liabilities assumed ($ in millions):

Accounts receivable	$14.3
Inventory	4.1
Other current assets	2.0
Property and equipment	20.9
Intangible assets	56.8
Other assets	16.3
Total assets acquired	114.4
Total liabilities assumed	(66.5)
Goodwill	100.9
Total assets acquired	$148.8

Based on the Company’s preliminary estimate of fair value as of February 11, 2026, the identifiable intangible assets include the amounts in the following table (in millions):

Intangible	Estimated Life	Value
Customer relationships	10	12.2
Contracts and backlog	2	10.7
Developed technology	5	4.9
Trade names	7	29.0
Total		$56.8

The amounts of revenue and operating loss of the Nomad acquisition included in the Company’s consolidated statement of operations for the three months ended March 29, 2026 were $7.3 million and $1.2 million, respectively.

Norden Millimeter, Inc.

On January 27, 2025, the Company and Kratos Microwave, Inc., a subsidiary of the Company (“Kratos Microwave”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) to acquire certain of the assets (the “Purchased Assets”) of Norden Millimeter, Inc. (“Norden”) and assume certain liabilities (the “Assumed Liabilities”) of Norden. Norden focuses on microwave and millimeter wave products. Pursuant to the Purchase Agreement, on February 4, 2025, the acquisition was completed following the satisfaction of all closing conditions and (a) the Company issued 1,095,674 shares of its common stock, with a deemed value of $32.2 million, to Norden in a private placement, (b) the Company agreed to issue up to $6 million worth of additional shares of its common stock to Norden in the future upon release of certain holdback amounts, and (c) Kratos Microwave agreed to assume the Assumed Liabilities, in each case, in exchange for the Purchased Assets. Included in these Assumed Liabilities was a contingent bonus liability of $5.0 million payable to certain former employees of Norden. Kratos granted Norden certain registration rights under the Asset Purchase Agreement and registered the 1,095,674 shares with the SEC on February 7, 2025. The Purchased Assets and Assumed Liabilities are included in the KGS segment.

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

The amounts of revenue and operating income of the acquired Norden assets included in the Company’s consolidated statement of operations for the year ended December 28, 2025 were $22.3 million and $2.6 million, respectively.

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

Remaining Performance Obligations

The Company calculates revenues from remaining performance obligations as the dollar value of the remaining performance obligations on executed contracts. On March 29, 2026, the Company had approximately $2.011 billion of remaining performance obligations. The Company expects to recognize approximately 37% of the remaining performance obligations as revenue in fiscal year 2026, an additional 25% in fiscal year 2027, and the balance thereafter.

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

As a result of the EAC process, any quarterly adjustments to revenues, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if it is determined the Company will be successful in mitigating the risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if it is determined the Company will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales, and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could affect the profitability of one or more of the Company’s contracts. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined. No cumulative catch-up adjustment on any one contract was material to the Company’s unaudited condensed consolidated financial statements for the three-month periods ended March 29, 2026, and March 30, 2025. Likewise, total cumulative catch-up adjustments were not material for the three-month periods ended March 29, 2026, and March 30, 2025.

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

Net contract assets and liabilities are as follows (in millions):

	March 29, 2026	December 28, 2025	Net Change
Contract assets	$334.1	$292.4	$41.7
Contract liabilities	$108.1	$73.4	$34.7
Net contract assets	$226.0	$219.0	$7.0

Contract assets increased $41.7 million during the three months ended March 29, 2026, primarily due to higher unbilled receivables, net, including the impact of the recent acquisitions of Nomad and Orbit, during the three months ended March 29, 2026. There were no significant impairment losses related to any receivables or contract assets arising from the Company’s contracts with customers during the three months ended March 29, 2026. Contract liabilities increased $34.7 million during the three months ended March 29, 2026, primarily due to revenue recognized in excess of payments received on these performance obligations, including the impact of the recent acquisitions of Nomad and Orbit. For the three months ended March 29, 2026, the Company recognized revenue of $30.8 million that was previously included in the contract liabilities that existed at December 28, 2025. For the three months ended March 30, 2025, the Company recognized revenue of $36.4 million that was previously included in the contract liabilities that existed at December 29, 2024.

Disaggregation of Revenue

The following series of tables presents the Company’s revenue disaggregated by several categories. For the majority of contracts, revenue is recognized over time as work is performed on the contract.

Revenue by contract type was as follows (in millions):

	Three Months Ended
	March 29, 2026	March 30, 2025
Kratos Government Solutions
Fixed price	$214.2	$166.5
Cost plus fee	59.1	58.0
Time and materials	15.1	15.0
Total Kratos Government Solutions	288.4	239.5
Unmanned Systems
Fixed price	55.9	52.6
Cost plus fee	25.0	9.8
Time and materials	1.7	0.7
Total Unmanned Systems	82.6	63.1
Total Revenues	$371.0	$302.6

Revenue by customer was as follows (in millions):

	Three Months Ended
	March 29, 2026	March 30, 2025
Kratos Government Solutions
U.S. Government (1)	$179.9	$149.4
International (2)	70.6	55.3
U.S. Commercial and other customers	37.9	34.8
Total Kratos Government Solutions	288.4	239.5
Unmanned Systems
U.S. Government (1)	74.8	56.1
International (2)	5.8	5.8
U.S. Commercial and other customers	2.0	1.2
Total Unmanned Systems	82.6	63.1
Total Revenues	$371.0	$302.6
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

Revenue by Geographic Area was as follows (in millions):

	Three Months Ended
	March 29, 2026	March 30, 2025
United States	$286.7	$239.0
Other North America	9.0	5.9
Asia Pacific	13.4	15.8
Middle East	28.2	15.7
Europe	17.7	14.8
Other	16.0	11.4
Total Revenues	$371.0	$302.6

Note 4. Goodwill and Intangible Assets

(a)    Goodwill

    The carrying amounts of goodwill as of March 29, 2026 and December 28, 2025 by reportable segment are as follows (in millions):

	As of March 29, 2026
	KGS	US	Total
Gross value	$998.8	$138.6	$1,137.4
Less accumulated impairment	239.5	13.8	253.3
Net	$759.3	$124.8	$884.1

	As of December 28, 2025
	KGS	US	Total
Gross value	$710.4	$138.6	849.0
Less accumulated impairment	239.5	13.8	253.3
Net	$470.9	$124.8	$595.7

The following table is a summary of preliminary goodwill (in millions):

	KGS	US	Total
Beginning balance as of December 28, 2025	$470.9	$124.8	$595.7
Acquisition of Orbit Technologies, Ltd.	187.5	—	187.5
Acquisition of Nomad Global Communication Solutions, Incorporated.	100.9	—	100.9
Ending balance as of March 29, 2026	$759.3	$124.8	$884.1

(b)    Purchased Intangible Assets

The following table sets forth information for finite-lived and indefinite-lived intangible assets (in millions):

	As of March 29, 2026			As of December 28, 2025
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$123.6	$(69.3)	$54.3	$86.7	$(68.2)	$18.5
Contracts and backlog	86.7	(50.3)	36.4	54.5	(47.7)	6.8
Non-compete Agreements	0.5	(0.1)	0.4	0.5	(0.1)	0.4
Developed technology and technical know-how	49.9	(31.4)	18.5	35.1	(30.8)	4.3
Trade names	92.1	(4.9)	87.2	4.4	(3.5)	0.9
In-process research and development	16.8	(0.8)	16.0	16.8	(0.7)	16.1
Total finite-lived intangible assets	369.6	(156.8)	212.8	198.0	(151.0)	47.0
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$376.5	$(156.8)	$219.7	$204.9	$(151.0)	$53.9

Consolidated amortization expense related to intangible assets subject to amortization was $5.8 million and $2.2 million for the three months ended March 29, 2026 and March 30, 2025, respectively.
The estimated future amortization expense of acquired intangible assets with finite lives for the remainder of 2026 and the next five fiscal years, and thereafter as of March 29, 2026 is as follows (in millions):

Amount
2026	$34.6
2027	43.7
2028	27.1
2029	24.8
2030	24.3
2031	21.6
Thereafter	36.7
Total	$212.8

Note 5. Inventoried Costs

Inventoried costs, consisted of the following components (in millions):

	March 29, 2026	December 28, 2025
Raw materials	$130.2	$109.4
Work in process	87.4	71.9
Finished goods	8.1	6.9
Total inventoried costs	$225.7	$188.2

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

Diluted net income per share for the three months ended March 29, 2026 included the dilutive effect of an aggregate of 2.5 million shares of the Company’s common stock granted to employees under stock-based compensation plans. Diluted net income per share for the three months ended March 30, 2025 included the dilutive effect of an aggregate of 2.1 million shares of the Company’s common stock granted to employees under stock-based compensation plans.

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

    The components of lease expense were as follows (in millions):

	Three Months Ended
	March 29, 2026	March 30, 2025
Amortization of right of use assets - finance leases	$1.9	$0.8
Interest on lease liabilities - finance leases	1.8	0.8
Operating lease cost	3.9	3.6
Short-term lease cost	0.6	0.4
Sublease income	(0.1)	(0.1)
Total lease cost	$8.1	$5.5

The components of leases on the balance sheet were as follows (in millions):

	March 29, 2026	December 28, 2025
Operating leases:
Operating lease right-of-use assets	$45.4	$43.4
Current portion of operating lease liabilities	$13.9	$12.8
Operating lease liabilities, net of current portion	$34.7	$33.8
Finance leases:
Property, plant and equipment, net	$118.1	$86.2
Current portion of finance lease liabilities	$4.8	$3.4
Finance lease liabilities, net of current portion	$132.0	$95.8

Cash paid for amounts included in the measurement of lease liabilities was as follows (in millions):

	Three Months Ended
	March 29, 2026	March 30, 2025
Finance lease - cash paid for interest	$1.8	$0.8
Finance lease - financing cash flows	$0.9	$0.4
Operating lease - operating cash flows (fixed payments)	$4.0	$3.4

Other supplemental noncash information (in millions):

	Three Months Ended
	March 29, 2026	March 30, 2025
Operating lease liabilities arising from obtaining right-of-use assets	$5.6	$6.8
Finance lease liabilities arising from obtaining right-of-use assets	$37.3	$—

	March 29, 2026	March 30, 2025
Weighted-average remaining lease term (in years):
Operating leases	4.26	4.16
Finance leases	14.96	13.56

Weighted-average discount rate:
Operating leases	5.40%	5.14%
Finance leases	6.12%	6.35%

The maturity of lease liabilities is (in millions):

	Operating Leases	Finance Leases
2026 (1)	$12.3	$9.4
2027	14.4	13..2
2028	11.7	13.5
2029	7.3	13.8
2030	4.0	13.3
Thereafter	5.1	147.8
Total lease payments	54.8	211.0
Less: imputed interest	(6.2)	(74.2)
Total present value of lease liabilities	$48.6	$136.8
(1) Excludes the three months ended March 29, 2026.

Note 8. Income Taxes

The provision/(benefit) for income taxes and the effective income tax rate are as follows ($ in millions):

	Three Months Ended
	March 29, 2026	March 30, 2025
Federal, state and foreign income tax expense/(benefit)	$(2.1)	$0.9
Effective income tax rate	(21.72)%	17.26%

The Company’s effective tax rate for the three months ended March 29, 2026 decreased to a benefit of 21.72% from a provision of 17.26% in the prior year period principally due to increased tax benefits related to stock-based compensation. The provision for income taxes for the three months ended March 29, 2026 and the three months ended March 30, 2025 included a benefit of $7.3 million and $1.6 million, respectively, for stock compensation related items.

The Company calculates its interim income tax provision in accordance with ASC Topic 270, “Interim Reporting,” and ASC Topic 740, “Accounting for Income Taxes.” The Company calculated the provision for income taxes during the interim reporting period by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.

As of March 29, 2026, the Company had $28.8 million of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at March 29, 2026 are $23.6 million that, if recognized, would impact the Company’s effective income tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the three months ended March 29, 2026 and March 30, 2025, the Company recorded no material expense related to the increase in interest and penalties. For the three months ended March 29, 2026 and March 30, 2025, there was no material benefit recorded related to the removal of interest and penalties.

The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenue and profits above certain thresholds (referred to as Pillar 2). Although the U.S. has not enacted legislation to implement Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. The OECD issued new administrative guidance on January 5, 2026, with respect to Pillar 2 which modifies key aspects of the framework for countries to enact in their own laws. This new guidance reaffirms we do not expect Pillar 2 to have a material impact on our effective tax rate or our financial results or cash flows.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted. Key income tax-related provisions of the OBBBA include the repeal of mandatory capitalization of U.S. based research and development expenditures under Internal Revenue Code (IRC) Section 174 (reinstating full expensing beginning in 2025), extension of bonus depreciation, and revisions to international tax regimes. The Company recognized the income tax effects of the OBBBA in the quarter it was enacted, and continues to recognize the tax effects, which were not material, in its quarter ended March 29, 2026.

Note 9. Debt

(a) 2022 Credit Facility

On February 18, 2022, the Company completed the refinancing of its then-outstanding $90 million revolving credit facility and $300 million 6.5% Senior Secured Notes, with a 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A (collectively, the “2022 Credit Facility”). The Company incurred debt issuance costs of $3.3 million associated with the 2022 Credit Facility. On July 2, 2025, the Company extinguished all outstanding Term Loan A debt under the 2022 Credit Facility. The then-outstanding Term Loan A aggregate principal balance of $177.5 million, plus accrued interest, was paid in full utilizing a portion of the proceeds received from the June 27, 2025 public equity offering, which is described further in Note 11. The Company incurred a loss on the extinguishment of the debt of $0.5 million during the three months ended September 28, 2025 related to the write-off of unamortized debt issuance costs. The undrawn $200 million revolving credit facility under the 2022 Credit Facility remained active and available to the Company through the February 20, 2026 refinancing described below.

The 2022 Credit Facility was governed by a Credit Agreement (the “2022 Credit Agreement”), which established a five-year senior secured credit facility which was comprised of a $200 million Revolving Credit Facility (which included sub-facilities for the incurrence of up to $10.0 million of swingline loans and the issuance of up to $50.0 million of Letters of Credit) and the $200 million Term Loan A. The 2022 Credit Agreement contemplated uncommitted incremental credit facilities of up to $200 million (which amount would be reduced by the aggregate amount of any and all incremental credit facilities actually established under the 2022 Credit Agreement) plus additional uncommitted incremental capacity subject to a limitation based on the Company’s pro forma total net leverage ratio (including any such additional uncommitted incremental capacity).

Borrowings under the revolving credit facility and the term loan credit facility may take the form of base rate loans or Secured Overnight Financing Rate (“SOFR”) loans. Base rate loans under the 2022 Credit Agreement bore interest at a rate per annum equal to the sum of the Applicable Margin (as defined in the Credit Agreement) from time to time in effect plus the highest of (i) the Agent’s (as defined in the 2022 Credit Agreement) prime lending rate, as in effect at such time, (ii) the Federal Funds Rate (as defined in the 2022 Credit Agreement), as in effect at such time, plus 0.50%, (iii) the Adjusted Term SOFR (as defined in the 2022 Credit Agreement) for a one-month tenor in effect on such day, plus 1.00% and (iv) 1.00%. SOFR loans will bear interest at a rate per annum equal to the sum of the Applicable Margin from time to time in effect plus the Adjusted Term SOFR for an Interest Period (as defined in the 2022 Credit Agreement) selected by the Company of one, three or six months. The Applicable Margin varied between 1.25% and 2.25% per annum for SOFR loans and between 0.25% and 1.25% per annum for base rate loans, and is based on the Company’s total net leverage ratio from time to time.

The 2022 Credit Agreement contained certain covenants, which included, but were not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and placed limits on various other payments.

On April 28, 2023, the Company entered into an interest rate swap contract to hedge U.S. dollar-one month Term SOFR in order to fix the interest rate movements associated with the Company’s Term Loan A. The initial hedge amount was $195.0 million and amortized in accordance with Term Loan A. The swap was at a fixed rate of one-month term SOFR of 3.721% and settled monthly on the last day of each calendar month. The swap had an effective date of May 1, 2023 and was scheduled to terminate on May 1, 2026. On June 30, 2025, in anticipation of the extinguishment of Term Loan A, the Company terminated the swap. The Company received a payment of approximately $0.3 million representing the termination value of the swap. Refer to Note 14 for further discussion of the accounting treatment of the swap arrangement.

On February 20, 2026, the Company completed the refinancing of its 2022 Credit Facility with a new 5-year $300 million Revolving Credit Facility described below. There were no outstanding borrowings under the 2022 Credit Facility subsequent to the repayment in full of the Term Loan A under the 2022 Credit Facility on July 2, 2025. The outstanding letters of credit under the 2022 Credit Facility were transferred to the 2026 Credit Agreement described below.

(b) 2026 Credit Facility

On February 20, 2026, the Company entered into a Credit Agreement (the “2026 Credit Agreement”), by and among the Company, the guarantors from time to time party thereto, the lenders from time to time party thereto (the “Lenders”), and
PNC Bank, National Association (the “Administrative Agent”), in its capacity as administrative agent, and as swingline loan lender and issuing lender. The 2026 Credit Agreement establishes a five-year senior secured credit facility which is comprised of a $300 million revolving credit facility (which includes sub-facilities for the incurrence of up to $35.0 million of swingline loans and the issuance of up to $50.0 million of Letters of Credit). Letters of credit outstanding under the 2022 Credit
Agreement have been transferred to the 2026 Credit Agreement. The 2026 Credit Agreement contemplates uncommitted incremental credit facilities of up to $135.0 million. As of March 29, 2026, the Company has no amounts outstanding under the Revolving Credit Facility, with $300.0 million remaining in borrowing capacity, less approximately $31.2 million of letters of credit outstanding.

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

In connection with the execution of the consummation of the transactions contemplated by the 2026 Credit Agreement, the 2022 Credit Agreement was terminated.

Pursuant to the 2026 Credit Agreement, the Company is subject to certain restrictions on its ability to pay dividends or make other distributions or payments on account of any redemption, retirement or purchase of any capital stock.

The Company has capitalized these costs to Other current assets and Other assets and is amortizing the debt issuance costs over the term of the facility. The unamortized balances at March 29, 2026 and December 28, 2025 were $1.4 million and $0.4 million, respectively.

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

There were not any significant intersegment sales, cost of sales and profit for the three month periods ended March 29, 2026 and March 30, 2025.

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

(a)    Summary Operating Results

The tables below provide information about the Company’s reportable segments. In these tables total segment operating income (loss) of the reportable business segments is reconciled to the corresponding consolidated amount. “Unallocated amounts” includes costs for merger and acquisition expenses, stock-based compensation expenses, interest income (expense), net, and other income (expense), net, items not considered part of management’s evaluation of segment operating income. See Note 3 (Revenue Recognition) to these condensed consolidated financial statements for segment revenues disaggregated by contract type, customer and geographic region. The summary operating results for the Company’s reportable segments for the three month periods ended March 29, 2026 and March 30, 2025, are as follows (in millions):

Three Months Ended March 29, 2026	Kratos Government Solutions	Unmanned Systems	Totals
Service revenues	$131.3	$2.7	$134.0
Product sales	157.1	79.9	237.0
Total revenues	288.4	82.6	371.0
Cost of service revenue	97.2	2.1	99.3
Cost of product sales	115.7	66.4	182.1
Total cost of sales	212.9	68.5	281.4
Selling, general & administrative expenses	45.3	12.0	57.3
Research & development expenses	9.9	0.8	10.7
Total segment operating income	20.3	1.3	21.6
Reconciliation of segment operating income
Unallocated amounts:
Merger and acquisition related expenses			$(1.9)
Stock compensation expense			(15.0)
Interest income (expense), net			4.5
Other income (expense), net			0.6
Income before income taxes			$9.8

Revenues from foreign customers were approximately $76.4 million or 21% of total revenue for the three months ended March 29, 2026. Revenues from any one foreign country did not exceed 10% of total revenues.

Three Months Ended March 30, 2025	Kratos Government Solutions	Unmanned Systems	Totals
Service revenues	$100.7	$1.7	$102.4
Product sales	138.8	61.4	200.2
Total revenues	239.5	63.1	302.6
Cost of service revenue	74.5	1.2	75.7
Cost of product sales	101.4	51.9	153.3
Total cost of sales	175.9	53.1	229.0
Selling, general & administrative expenses	37.0	11.3	48.3
Research & development expenses	9.6	0.4	10.0
Total segment operating income (loss)	17.0	(1.7)	15.3
Reconciliation of segment operating income
Unallocated amounts:
Merger and acquisition related expenses			$—
Stock compensation expense			(8.7)
Interest income (expense), net			(0.9)
Other income (expense), net			(0.3)
Income before income taxes			$5.4

Revenues from foreign customers were approximately $61.1 million or 20% of total revenue for the three months ended March 30, 2025. Revenues from any one foreign country did not exceed 10% of total revenues.

(b) Capital Expenditures (in millions):	Three Months Ended
	March 29, 2026	March 30, 2025
Kratos Government Solutions	$12.5	$13.6
Unmanned Systems	6.7	9.0
Total reportable segment capital expenditures	19.2	22.6
Corporate capital expenditures	0.7	—
Total capital expenditures	$19.9	$22.6

(c) Depreciation and Amortization (in millions):	Three Months Ended
	March 29, 2026	March 30, 2025
Kratos Government Solutions	$13.0	$7.1
Unmanned Systems	3.8	3.3
Total depreciation and amortization	$16.8	$10.4

d) Reportable Segment Assets (in millions):	March 29, 2026	December 28, 2025
Kratos Government Solutions	$2,162.1	$1,472.9
Unmanned Systems	455.0	438.7
Total reportable segment assets	2,617.1	1,911.6
Corporate assets(1)	1,425.6	555.6
Total assets	$4,042.7	$2,467.2

(1)Corporate assets primarily include cash and cash equivalents, deferred income tax assets, and property, plant and equipment used in our corporate operations.

Assets of foreign subsidiaries in the KGS segment were $700.5 million and $300.5 million as of March 29, 2026 and December 28, 2025, respectively. As of March 29, 2026, long-lived assets located in Israel totaled $72.8 million, represented approximately 16% of our total consolidated long-lived assets. With the exception of Israel, no single foreign country accounted for more than 10% of the Company’s total long-lived assets. For purposes of this disclosure, long-lived assets consist of property and equipment, net and operating lease right-of-use assets, and exclude cash, receivables, goodwill, and intangible assets.

Note 11. Stockholders Equity - Common Stock

On February 27, 2024, the Company sold 19,166,667 shares of its common stock at a public offering price of $18.00 per share in an underwritten offering. The Company received gross proceeds of approximately $345.0 million. After deducting underwriting fees and other offering expenses, the Company received approximately $331.2 million in net proceeds. The Company used the net proceeds of this public equity offering to facilitate its long-term strategy, including potential investment in facilities, expanding manufacturing capacity, anticipated capital expenditures for expansion of current sole source/single award programs and high probability pipeline opportunities, initiate or accelerate production or integration of unmanned drone, hypersonic or other systems in anticipation of customer contract awards, further strengthen its balance sheet in anticipation of upcoming customer and partner decisions and source selection on additional large, new program and contract opportunities, for general corporate purposes, including paydown of debt, and to pay fees and expenses in connection with this public equity offering. During the three months ended March 31, 2024, the Company used $45 million of the proceeds from the February 2024 public equity offering to pay down amounts outstanding under its Revolving Credit Facility.

On June 27, 2025, the Company sold 14,935,065 shares of its common stock at a public offering price of $38.50 per share in an underwritten offering. The Company received gross proceeds of approximately $575.0 million. After deducting underwriting fees and other offering expenses, the Company received approximately $555.9 million in net proceeds. The Company has used and expects to continue to use the net proceeds of this public equity offering (i) to fund investments and capital expenditures to scale and successfully execute on large, mission critical National Security priorities related to existing programs, recent program awards and significant high-probability pipeline opportunities; (ii) to finance important customer and program targeted acquisitions; (iii) and for general corporate purposes, including pay-down of debt and to pay fees and expenses in connection with this public equity offering. On July 2, 2025, the Company used a portion of the proceeds of the June 2025 public equity offering to pay off the then-outstanding $177.5 million aggregate principal amount of the Term Loan A debt, plus accrued interest, under the 2022 Credit Facility. Following such repayment of the Term Loan A debt, the $200 million revolving credit facility under the 2022 Credit Facility remained undrawn and available to the Company.

On February 26, 2026, the Company sold 16,428,571 shares of its common stock at a public offering price of $84.00 per share in an underwritten offering. The Company received gross proceeds of approximately $1,380.0 million. After deducting underwriting fees and other offering expenses, the Company received approximately $1,348.6 million in net proceeds. The Company has used and expects to continue to use the net proceeds of this public equity offering to (i) continue to make important capital expenditures to scale operations and meet the growing demands of The Department of War and our National Security customers with respect to existing programs, recently awarded contracts and new opportunities, (ii) to continue to invest in new product, system and software product development, including building and being first to market with National Security Systems, including in coordination with our customers and partners, (iii) to strengthen the Company's balance sheet to allow us to be responsive to anticipated contract awards from our large, strategic pipeline of opportunities, (iv) to fund the recent acquisitions of Nomad and Orbit and select future strategic M&A opportunities, and (v) for general corporate purposes, including to pay fees and expenses in connection with this offering.

Note 12. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales contracted through the U.S. Government, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $254.7 million and $205.5 million, or 69% and 68% of total Kratos revenue, for the three months ended March 29, 2026 and March 30, 2025, respectively.

Note 13. Commitments and Contingencies

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

Note 14. Derivative Financial Instruments

The Company’s derivative portfolio consists of forward exchange contracts used to manage foreign currency risks and previously consisted of an interest rate swap contract to hedge U.S. dollar-one month Term SOFR in order to mitigate the exposure to interest rate movements associated with the Company’s Term Loan A. As noted below, the interest rate swap was terminated on June 30, 2025. Derivative financial instruments are recognized on the condensed consolidated balance sheets as either assets or liabilities and are measured at fair value.

Forward Exchange Contracts

Changes in the fair values of the foreign currency exchange contracts are recorded each period in earnings. The notional value of the Company’s foreign currency exchange contracts at March 29, 2026 was $13.7 million. At March 29, 2026, the fair value amounts of the foreign currency exchange contracts were a $0.0 million asset and a $0.0 million liability. The net gain from these forward exchange contracts was $0.1 million for the three months ended March 29, 2026, and is included in other income (expense). As of December 28, 2025, the Company did not use hedge accounting for its foreign currency exchange contracts.

Interest Rate Swap Contract

On April 28, 2023, the Company entered into an interest rate swap contract with an initial notional amount of $195.0 million to manage the variability of cash flows associated with the Term Loan A. The interest rate swap contract originally matured on May 1, 2026 and was terminated on June 30, 2025. The swap was at a fixed SOFR of 3.721% and settled monthly on the last day of each calendar month. The Company designated the interest rate swap contract as a cash flow hedge and assessed the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. Changes in fair value (gains and losses) related to derivative financial instruments that qualify as cash flow hedges were deferred in Accumulated Other Comprehensive Income (Loss) (“AOCI”) until the underlying transaction was reflected in earnings. The net gain reclassed from AOCI from the interest rate swap reflected in earnings was $0.3 million for the three months ended March 30, 2025, and was recorded as an offset to interest expense.

On June 30, 2025, in anticipation of the extinguishment of all outstanding Term Loan A debt under the 2022 Credit Facility, the Company terminated the interest rate swap contract referred to above. The Company received a payment of approximately $0.3 million representing the termination value of the interest rate swap.

Note 15. Collaborative Arrangement

On June 3, 2025, the Company and GE Aerospace (“GE”) announced a formal teaming agreement to advance the development and production of engines for the next generation of affordable unmanned aerial systems and Collaborative Combat Aircraft-type (CCA-type) aircraft. This teaming agreement supersedes an earlier letter of intent and memorandum of understanding between the Company and GE related to the development, testing and fielding of these engines. Under this arrangement, Kratos and GE share in the risks and rewards of the program through various revenue, cost and profit-sharing payment structures. In accordance with FASB ASC Topic 808, Collaborative Arrangements, (“Topic 808”), the accounting for the arrangement is within the scope of ASC 606 for those promised goods and services for which GE is a customer, and the related amounts are presented in revenues and cost of sales as the promised goods and services are provided. The ASC 606 considerations and facts discussed in Note 3. Revenue Recognition apply to this arrangement. Amounts disclosed through March 29, 2026 include activity under the July 22, 2024 memorandum of understanding and the June 3, 2025 superseding teaming agreement. Through March 29, 2026, Kratos has recorded revenues of $33.7 million and cost of sales of $33.7 million related to this arrangement. Kratos has recorded revenues of $2.2 million and cost of sales of $1.8 million for the three months ended March 29, 2026 related to this arrangement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” relating to our future financial performance, the market for our services, our opportunities, and our expected future capital expenditures. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements reflect our current beliefs, expectations and projections, are based on assumptions, and are subject to known and unknown risks and uncertainties that could cause our actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of these factors are beyond our ability to control or predict. As a result, you should not place undue reliance on forward-looking statements. Important risks and uncertainties that could cause our actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, but are not limited to: changes, cutbacks or delays in spending by the U.S. Department of War may occur which could cause delays or cancellations of key government contracts; delays to or the cancellation of our projects as a result of protest actions submitted by our competitors; changes in federal government (or other applicable) procurement laws, regulations, policies and budgets; the availability of government funding for the Company’s products and services due to performance, cost growth, or other factors; changes in government and customer priorities and requirements; the potential of the current economic environment to adversely impact our business; currently unforeseen risks associated with any public health crisis; risks related to natural disasters or severe weather; changes in the scope or timing of our projects; the timing, rescheduling or cancellation of significant customer contracts and agreements, or consolidation by or the loss of key customers; risks of adverse regulatory action or litigation; risks related to our international operations; risks associated with debt leverage; failure to successfully achieve our integration, cost reduction or divestiture strategies; risks related to security breaches, cybersecurity attacks or other significant disruptions of our information systems; and competition in the marketplace, which could reduce revenues and profit margins, as well as the additional risks and uncertainties described in this Quarterly Report on Form 10-Q, in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2026 (the “Form 10-K”), and in other reports that we have filed with the SEC. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except as required by law, we assume no responsibility for updating any forward-looking statements, whether as a result of new information, future events or otherwise.

All references to “us,” “we,” “our,” the “Company” and “Kratos” refer to Kratos Defense & Security Solutions, Inc., a Delaware corporation, and its subsidiaries.

Overview

Kratos is a technology, products, system and software company addressing the defense, national security, and commercial markets. Kratos makes true internally funded research, development, capital and other investments, to rapidly develop, produce and field solutions that address our customers’ mission critical needs and requirements. At Kratos, affordability is a technology, and we utilize proven, leading edge approaches and technology, not unproven bleeding edge approaches or technology, with Kratos’ approach designed to reduce cost, schedule and risk, enabling us to be first to market with cost effective solutions. We believe that Kratos is known as the innovative disruptive change agent in the industry, a company that is an expert in designing products and systems up front for successful rapid, large quantity, low cost future manufacturing, which is a value add competitive differentiator for our large traditional prime system integrator partners and also to our government and commercial customers. Kratos intends to pursue program and contract opportunities as the prime or lead contractor when we believe our probability of win is high and any investment required by Kratos is within our capital resource comfort level. We intend to partner and team with a large, traditional system integrator when our assessment of probability of win is greater or required investment is beyond Kratos comfort level. Kratos’ primary business areas include, virtualized ground systems for satellites and space vehicles including software for command & control (C2) and telemetry, tracking and control (TT&C), jet powered unmanned aerial drone systems, hypersonic vehicles and rocket systems, propulsion systems for drones, missiles, loitering munitions, supersonic systems, space craft and launch systems, command, control, communication, computing, combat, intelligence surveillance and reconnaissance (C5ISR) and microwave electronic products for missile, radar, air defense, missile defense, space, satellite, counter unmanned aircraft systems (CUAS), directed energy, communication and other systems, and virtual & augmented reality training systems for the warfighter. We believe that there is a generational recapitalization of the defense industrial base and weapon systems occurring globally, including with the United States and its allies, to address individual and potential collective peer and near peer threats, including Russia, China, North Korea and Iran. The Company currently has record levels of backlog and opportunity pipeline. The Company is currently making significant capital, property, plant, equipment and other internally funded investments to address its backlog, current opportunity pipeline, and expected and potential future program and contract awards, including from or with the Department of

War, traditional legacy prime systems integrators and partners. These investments include: unmanned jet powered aircraft including Kratos Valkyrie ahead of potential contract award; a hypersonic system fabrication and integration facility including for Kratos Zeus solid rocket motors (SRMs) and Erinyes hypersonic flight systems in Indiana; the purchase of long lead items for 60 Oriole SRM’s and 60 Zeus SRM’s for ballistic missile defense; related, hypersonic or other expected customer missions; relocation and expansion of our small turbojet engine production capacity in Michigan; establishment of a planned small turbofan jet engine production facility in Oklahoma; establishment of a radar maintenance overhaul and upgrade facility in Indiana; establishment of a hypersonic system related arc chamber in Indiana; expansion of our existing microwave electronics manufacturing facility in Israel; establishment of an additional microwave electronics facility in Israel, including a space qualified facility; expansion of our machining, milling, casting, 3D printing and additive manufacturing capable facility in the United States to support our jet engine and other product and system manufacturing requirements; establishment of a new facility related to the Sentinel intercontinental ballistic missile (ICBM) program; expansion of our unmanned jet drone manufacturing capability; and expansion of existing and construction of additional classified facilities for certain programs and contracts. Investments related to the Company’s Prometheus venture with RAFAEL Advanced Defense Systems, Ltd and the new turbofan production facility in Oklahoma related to our arrangement with GE Aerospace are expected to ramp up in 2026 and 2027.

Industry Update

The United States, its allies and NATO are currently rebuilding their respective Defense Industrial Bases and there is currently an ongoing global recapitalization of weapon systems under way as a result of the deteriorating geopolitical situation, including as related to Russia, China, Iran, North Korea, etc. On July 4, 2025, the One Big Beautiful Bill Act (OBBBA), previously known as the Reconciliation Bill, was enacted. The OBBBA appropriated an additional $156 billion for defense spending and national security priorities and is expected to result in increased investment by the DoW in defense modernization projects and increasing weapons and armaments production capacity. Approximately $113 billion of the $156 billion in OBBBA funding for defense and national security priorities was initially intended to be added to the final 2026 defense appropriations bill, as described below. The appropriated funds will remain available to be obligated until September 30, 2029 and expended through FY 2035. The OBBBA is expected to result in increased investments by the DoW in defense modernization projects and Pacific region deterrence.

On October 1, 2025, the U.S. Government entered a shutdown, which ended on November 12, 2025. The federal government operated under a continuing resolution (“CR”) that extended funding for most agencies (including DoW) until January 30, 2026.

On February 3, 2026 President Trump signed the Consolidated Appropriations Act, 2026 (H.R. 7148) a $1.2 trillion funding package, that ended a brief government shutdown that began on February 1, 2026. This law provides funding for most federal agencies, including the DoW, through September 30, 2026. The funding bill includes $838.7 billion in defense appropriations for the DoW. This $838.7 billion, plus the approximate $113 billion included in the OBBBA noted above, and including approximately $45 billion in Department of Energy National Security related funds, brought the initial expected total U.S. Federal Fiscal Year 2026 National Security spend to approximately $1 trillion. In February, 2026, the Secretary of War announced that the $156 billion in the OBBBA for defense and National Security would be entirely expended in fiscal 2026, increasing the expected 2026 National Security spend above $1 trillion.

On April 3, 2026, the Administration released the Fiscal Year 2027 Defense request proposal. This proposal seeks a $1.5 trillion defense expenditure, including a large discretionary base funding of approximately $1.15 trillion and an additional $350 billion of mandatory funding through a new reconciliation bill. The fiscal 2027 Defense Request and related Reconciliation Bill are expected to include significant funding for Golden Dome, Space and Satellite communications, unmanned systems and artificial intelligence, missiles, radars and air defense systems, the nuclear triad and many other systems, initiatives and programs.

The potential challenges presented by the recent U.S. Government shutdown, Presidential and Congressional changes, the current budgetary and deficit funding environment, the Trump Administration’s stated fiscal policies, the uncertain tariff situation, the conflicts in Iran, Israel, Ukraine and Taiwan funding support, potential continuing heightened levels of inflation, ongoing supply chain disruption, and the challenging appropriations process, among other items, all continue to potentially create significant short and long-term risks to the industry and the Company. Additionally, the Trump Administration has executed certain executive orders directly related to significantly changing the current DoW procurement policies and procedures, and the Federal Acquisition Regulations, the potential impact of such changes, if effected either by executive orders or changes to the relevant law, to the industry, and to Kratos, is unknown at this time.

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

Such a dynamic and challenging federal, DoW and National Security related budgetary environment may negatively impact our customers, partners, suppliers, business and programs, and could have a material adverse effect on our forecasts, estimates, financial position, results of operations and/or cash flows.

We also continue to be affected by various unfavorable macroeconomic conditions including adverse supply chain disruptions that continue throughout the industry and for Kratos, and related delays in the receipt and delivery of materials, parts, supplies, etc., which in certain instances and for certain items is significant. To mitigate the impact of these delays, we have implemented advanced and larger lot purchases of certain materials and parts, which has resulted in an increased use of our working capital, which is expected to continue. In addition, inflation and the related increased costs of inputs needed to execute our business, including materials, parts, supplies, consultants, subcontractors, vendors, etc., have significantly increased our business costs and have adversely impacted our operations, profit margins and financial forecasts.

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

We do believe that our business is well-positioned, including in areas that the Trump Administration, the DoW, national security related and other customers currently indicate are priorities for future defense spending. As noted above, we believe that there is a generational recapitalization of weapon systems and the defense industrial base occurring with the U.S. and its allies to address peer and near peer threats, including Russia, China, North Korea and Iran. We believe that the Company’s position as a proven provider of military grade hardware, systems and software to address these threats for and with our customers and partners is recognized in the industry. We believe that the Company’s military grade hardware, software and solution offerings, including jet unmanned aerial drones, rocket and hypersonic systems, C5ISR and air defense systems, jet engine and propulsion systems for missiles, drones, hypersonic and supersonic vehicles, microwave electronics for missile, radar and air defense systems, space and satellite communication systems and training systems, address mission critical priority areas of the DoW.

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

Comparison of Results for the Three Months Ended March 29, 2026 to the Three Months Ended March 30, 2025

Revenues.  Revenues by reporting segment for the three months ended March 29, 2026 and March 30, 2025 are as follows (dollars in millions):

	March 29, 2026	March 30, 2025	$ change	% change
Kratos Government Solutions
Service revenues	131.3	$100.7	$30.6	30.4%
Product sales	157.1	138.8	18.3	13.2%
Total Kratos Government Solutions	$288.4	$239.5	$48.9	20.4%
Unmanned Systems
Service revenues	$2.7	$1.7	$1.0	58.8%
Product sales	79.9	61.4	18.5	30.1%
Total Unmanned Systems	82.6	63.1	19.5	30.9%
Total revenues	$371.0	$302.6	$68.4	22.6%

Total service revenues	$134.0	$102.4	$31.6	30.9%
Total product sales	237.0	200.2	36.8	18.4%
Total revenues	$371.0	$302.6	$68.4	22.6%

Revenues increased $68.4 million to $371.0 million for the three months ended March 29, 2026 from $302.6 million for the three months ended March 30, 2025. Revenues in our KGS segment increased $48.9 million primarily due to increased revenues in our Defense Rocket Support business driven by our hypersonic systems business, as well as growth in our microwave products businesses and turbine technologies businesses, and the contribution of $7.3 million in revenue from the recent acquisition of Nomad Global Communication Solutions, and $13.3 million in revenue from the recent acquisition of Orbit Technologies. Revenues in our US segment were $82.6 million for the three months ended March 29, 2026, an increase of $19.5 million from $63.1 million in the three months ended March 30, 2025, primarily as a result of Valkyrie aircraft related production during the three months ended March 29, 2026.

Product sales increased $36.8 million to $237.0 million for the three months ended March 29, 2026 from $200.2 million for the three months ended March 30, 2025, primarily as a result of increased production in our KGS segment. As a percentage of total consolidated revenues, product sales were 63.9% for the three months ended March 29, 2026 as compared to 66.2% for the three months ended March 30, 2025. Service revenues increased by $31.6 million to $134.0 million for the three months ended March 29, 2026 from $102.4 million for the three months ended March 30, 2025, primarily related to increased activity in our defense rocket support business in our KGS segment.

Cost of Revenues.  Cost of revenues increased $52.4 million to $281.4 million for the three months ended March 29, 2026 from $229.0 million for the three months ended March 30, 2025. The increase in cost of revenues was primarily related to the increased revenues as well the impact of increased labor and material costs.

Gross Margin.  Gross margin decreased to 24.2% for the three months ended March 29, 2026 from 24.3% for the three months ended March 30, 2025. Margins on services decreased to 25.9% for the three months ended March 29, 2026 from 26.1% for the three months ended March 30, 2025. Margins on products decreased to 23.2% for the three months ended March 29, 2026 from 23.4% for the three months ended March 30, 2025. Margins in the KGS segment decreased to 26.2% for the three months ended March 29, 2026 from 26.6% for the three months ended March 30, 2025. Margins in the US segment increased to 17.1% for the three months ended March 29, 2026 from 15.8% for the three months ended March 30, 2025.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expenses increased $15.3 million to $72.3 million for the three months ended March 29, 2026 from $57.0 million for the three months ended March 30, 2025 due primarily to the increased stock compensation expense, revenue volume and headcount. As a percentage of revenues, SG&A increased to 19.5% at March 29, 2026 from 18.8% at March 30, 2025.

Research and Development (“R&D”) Expenses.  R&D expenses increased to $10.7 million for the three months ended March 29, 2026 from $10.0 million for March 30, 2025. As a percentage of revenues, R&D decreased to 2.9% for the three months ended March 29, 2026 from 3.3% for the three months ended March 30, 2025. R&D expenses are made by the Company, typically in conjunction with our customers, for the Company to achieve a “first to market” position with our products or technology. We also invest in R&D expenses to achieve market leading “designed in” positions on major programs, platforms or systems.

Total Other Income (Expense), Net.  The total other income (expense), net was $5.1 million for the three months ended March 29, 2026 and $(1.2) million for the three months ended March 30, 2025. The net change of $6.3 million between the three months ended March 30, 2025 and the three months ended March 29, 2026 is primarily related to the reduction of interest expense from the payoff of our long-term debt on July 2, 2025 and an increase in interest income on cash balances, which increased following our June 27, 2025 and February 26, 2026 public offerings.

Provision for Income Taxes. The benefit for income taxes was $2.1 million for the three months ended March 29, 2026 and a provision of $0.9 million for the three months ended March 30, 2025. The provision for income taxes for the three months ended March 29, 2026 and three months ended March 30, 2025 included a benefit of $7.3 million and $1.6 million, respectively, for stock compensation related items. For the three months ended March 29, 2026 and March 30, 2025, the Company utilized the annual effective tax rate method based on the forecasted information provided.

Backlog

On March 29, 2026, we had approximately $2.011 billion of total backlog, of which $1.457 billion was funded. We expect to recognize approximately 37% of the remaining total backlog as revenue in fiscal year 2026, an additional 25% in fiscal year 2027 and the balance thereafter. Our comparable total backlog balance as of March 30, 2025, was approximately $1.508 billion, of which $1.174 billion was funded. Backlog as of March 29, 2026 as compared to March 30, 2025 has increased primarily as a result of contract awards in our Space, Satellite and Training, Defense Rocket Support Services and Unmanned Systems businesses, as well as the impact of the acquisitions of Nomad and Orbit which contributed approximately $184.4 million to the increase in backlog.

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

Liquidity and Capital Resources

As of March 29, 2026, we had cash and cash equivalents of $1,464.3 million compared with cash and cash equivalents of $560.6 million as of December 28, 2025, which includes $80.2 million and $30.3 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, however, earnings of these foreign subsidiaries are essentially considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the United States they could be repatriated, and their repatriation into the United States may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

Our total long-term debt at March 29, 2026 remains at zero reflecting the extinguishment on July 2, 2025 of all outstanding Term Loan A debt under the 2022 Credit Facility. The then outstanding Term Loan A aggregate principal balance of $177.5 million, plus accrued interest, was paid in full utilizing a portion of the proceeds we received from the June 27, 2025 public equity offering that generated net proceeds of approximately $555.9 million, which is described further in Note 11 to the accompanying unaudited condensed consolidated financial statements. The new undrawn $300.0 million revolving credit facility (see Note 9) remains active and available to the Company less approximately $31.2 million of letters of credit outstanding.

We use our operating cash flow to finance trade accounts receivable, fund necessary increases in inventory including increasing inventory stock levels and advance buys in larger lot sizes to gain pricing benefits where possible, in order to mitigate the impact of supply chain disruptions and price increases, utilize working capital to fund revenue growth, fund prepayments required for long lead items necessary for production, fund internal investments of engineering and software development costs, fund capital expenditures, our internal research and development investments and our ongoing operations, service our debt, enhance our security infrastructure, including cyber security infrastructure, and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services because a number of our receivables are contractually billable and due to us only when certain contractual milestones are achieved. Financing increases in inventory balances are necessary to fulfill shipment requirements to meet delivery schedules of our customers, to fund advanced inventory purchases to mitigate supply chain disruptions, and to fund production for work in progress and increased inventory levels and prepayments for long-lead materials related to production and revenue growth. These financing requirements have increased and have recently negatively impacted our operating cash flows due to actions we have taken to advance inventory purchases in an attempt to mitigate supply chain disruptions and to bolster our inventory levels. For the three months ended March 29, 2026, approximately $26.5 million of operating cash flow use was related to increases in prepaid expenses and other assets which also include certain vendor prepayments and deposits related to the procurement of long-lead materials and inventory and certain investments we are making for unmanned systems initiatives. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our days sales outstanding (“DSO”) have increased from 124 days as of December 28, 2025 to 130 days at March 29, 2026, primarily reflecting the timing of outstanding contractual billing milestones and our internal revenue growth as well as the impact of the recent Nomad and Orbit acquisitions. Our DSO's are impacted by the achievement of contractual billing milestones such as equipment shipments and deliveries on certain products, the receipt of contractual funding, and for certain flight requirements that must be fulfilled on certain aerial target programs, or final milestone billings which are not due until completion on certain projects, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time.

A summary of our net cash provided by (used in) operating activities, investing activities, and financing activities from our condensed consolidated statements of cash flows is as follows (in millions):

	Three Months Ended
	March 29, 2026	March 30, 2025
Net cash used in operating activities	$(27.4)	$(29.2)
Net cash used in investing activities	(365.1)	(22.6)
Net cash provided by (used in) financing activities	1,297.3	(14.5)

Net cash used in operating activities was $27.4 million for the three months ended March 29, 2026. Net cash used in operating activities for the three months ended March 29, 2026 was primarily a result of net income of $11.9 million and changes in net working capital accounts of $75.8 million partially offset by noncash charges of $36.5 million which primarily includes stock compensation, depreciation and amortization. Net cash used in operating activities was $29.2 million for the three months ended March 30, 2025. Net cash used in operating activities for the three months ended March 30, 2025 was primarily a result of net income of $4.5 million and changes in net working capital accounts of $56.0 million partially offset by noncash charges of $22.3 million which primarily includes stock compensation, depreciation and amortization.

Net cash used in investing activities was $365.1 million for the three months ended March 29, 2026 and is comprised primarily of $347.4 million of payments for acquisitions and $19.9 million of capital expenditures. During the three months ended March 29, 2026, capital expenditures of approximately $6.7 million were incurred in our US business, primarily related to our unmanned tactical initiative. We expect our capital expenditures for fiscal year 2026 to continue to be significant for investments we are making, specifically in our US business totaling approximately $35 to $40 million, including approximately $25 to $30 million for capital aerial targets and related support equipment. The Company is currently producing or anticipates producing several versions of the Valkyrie within the 24 unit production, based on routine communications with the customers, which mix and ultimate duration of the 24 Lot Build may change as a result. The Company’s small jet engines are currently “designed in” on certain cruise missiles and loitering munitions, certain of which the Company may receive indications of or production contracts for, which could result in the Company ordering or acquiring related hardware for in 2026, which could impact our cash flow. Net cash used in investing activities was $22.6 million for the three months ended March 30, 2025 and is primarily comprised of $22.6 million in capital expenditures. During the three months ended March 30, 2025, capital expenditures of approximately $8.3 million were incurred in our US business, primarily related to our unmanned tactical initiative.

Net cash provided by financing activities was $1,297.3 million for the three months ended March 29, 2026, which included net proceeds from the issuance of common stock of approximately $1,348.6 million (see Note 11 to the accompanying unaudited condensed consolidated financial statements) and employee stock purchase plan receipts of $5.3 million. These receipts were partially offset by payroll withholding taxes paid from vested restricted stock traded for taxes of $54.9 million, and payments made on financing lease obligations of $0.9 million. Net cash used in financing activities was $14.5 million for the three months ended March 30, 2025, which included $2.5 million of principal payments on our Term Loan A, payroll withholding taxes paid from vested restricted stock traded for taxes of $16.2 million and payments made on financing lease obligations of $0.4 million. These uses were partially offset by employee stock purchase plan receipts of $4.6 million.

Contractual Obligations and Commitments

(a) 2022 Credit Facility

On February 18, 2022, the Company completed the refinancing of its then-outstanding $90 million revolving credit facility and $300 million 6.5% Senior Secured Notes, with a 5-year $200 million Revolving Credit Facility and 5-year $200 million Term Loan A (collectively, the “2022 Credit Facility”). The Company incurred debt issuance costs of $3.3 million associated with the 2022 Credit Facility. On July 2, 2025, the Company extinguished all outstanding Term Loan A debt under the 2022 Credit Facility. The then-outstanding Term Loan A aggregate principal balance of $177.5 million, plus accrued interest, was paid in full utilizing a portion of the proceeds received from the June 27, 2025 public equity offering, which is described further in Note 11. The Company incurred a loss on the extinguishment of the debt of $0.5 million during the three months ended September 28, 2025 related to the write-off of unamortized debt issuance costs. This loss is included in Other income (expense) in the condensed consolidated statement of operations. The undrawn $200 million revolving credit facility under the 2022 Credit Facility remained active and available to the Company through the February 20, 2026 refinancing described below.

The 2022 Credit Facility was governed by a Credit Agreement (the “2022 Credit Agreement”), which established a 5-year senior secured credit facility which was comprised of a $200 million Revolving Credit Facility (which included sub-facilities for the incurrence of up to $10.0 million of swingline loans and the issuance of up to $50.0 million of Letters of Credit) and the $200 million Term Loan A. The 2022 Credit Agreement contemplated uncommitted incremental credit facilities of up to $200 million (which amount would be reduced by the aggregate amount of any and all incremental credit facilities actually established under the 2022 Credit Agreement) plus additional uncommitted incremental capacity subject to a limitation based on the Company’s pro forma total net leverage ratio (including any such additional uncommitted incremental capacity).

Borrowings under the revolving credit facility and the term loan credit facility may take the form of base rate loans or Secured Overnight Financing Rate (“SOFR”) loans. Base rate loans under the 2022 Credit Agreement bore interest at a rate per annum equal to the sum of the Applicable Margin (as defined in the Credit Agreement) from time to time in effect plus the highest of (i) the Agent’s (as defined in the 2022 Credit Agreement) prime lending rate, as in effect at such time, (ii) the Federal Funds Rate (as defined in the 2022 Credit Agreement), as in effect at such time, plus 0.50%, (iii) the Adjusted Term SOFR (as defined in the 2022 Credit Agreement) for a one-month tenor in effect on such day, plus 1.00% and (iv) 1.00%. SOFR loans will bear interest at a rate per annum equal to the sum of the Applicable Margin from time to time in effect plus the Adjusted Term SOFR for an Interest Period (as defined in the 2022 Credit Agreement) selected by the Company of one, three or six months. The Applicable Margin varied between 1.25% and 2.25% per annum for SOFR loans and between 0.25% and 1.25% per annum for base rate loans, and is based on the Company’s total net leverage ratio from time to time.

The 2022 Credit Agreement contained certain covenants, which included, but were not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and placed limits on various other payments. The Company was in compliance with the covenants contained in the 2022 Credit Agreement as of the February 20, 2026 refinancing described below.

On April 28, 2023, the Company entered into an interest rate swap contract to hedge U.S. dollar-one month Term SOFR in order to fix the interest rate movements associated with the Company’s Term Loan A. The initial hedge amount was $195.0 million and amortized in accordance with Term Loan A. The swap was at a fixed rate of one-month term SOFR of 3.721% and settled monthly on the last day of each calendar month. The swap had an effective date of May 1, 2023 and was scheduled to terminate on May 1, 2026. On June 30, 2025, in anticipation of the extinguishment of Term Loan A, the Company terminated the swap. The Company received a payment of approximately $0.3 million representing the termination value of the swap. Refer to Note 14 for further discussion of the accounting treatment of the swap arrangement.

On February 20, 2026, the Company completed the refinancing of its 2022 Credit Facility with a new 5-year $300 million Revolving Credit Facility described below. There were no outstanding borrowings under the 2022 Credit Facility subsequent to the repayment in full of the Term Loan A under the 2022 Credit Facility on July 2, 2025. The outstanding letters of credit under the 2022 Credit Facility were transferred to the 2026 Credit Agreement described below.

(b) 2026 Credit Facility

On February 20, 2026, the Company entered into a Credit Agreement (the “2026 Credit Agreement”), by and among the Company, the guarantors from time to time party thereto, the lenders from time to time party thereto (the “Lenders”), and
PNC Bank, National Association (the “Administrative Agent”), in its capacity as administrative agent, and as swingline loan lender and issuing lender. The 2026 Credit Agreement establishes a five-year senior secured credit facility which is comprised of a $300 million revolving credit facility (which includes sub-facilities for the incurrence of up to $35.0 million of swingline loans and the issuance of up to $50.0 million of Letters of Credit). Letters of credit outstanding under the 2022 Credit
Agreement will be transferred to the 2026 Credit Agreement. The 2026 Credit Agreement contemplates uncommitted incremental credit facilities of up to $135.0 million. As of March 29, 2026, the Company has no amounts outstanding under the Revolving Credit Facility, with $300.0 million remaining in borrowing capacity, less approximately $31.2 million of letters of credit outstanding.

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

In connection with the execution of the consummation of the transactions contemplated by the 2026 Credit Agreement, the 2022 Credit Agreement was terminated.

Pursuant to the 2026 Credit Agreement, the Company is subject to certain restrictions on its ability to pay dividends or make other distributions or payments on account of any redemption, retirement or purchase of any capital stock.

The Company has capitalized and is amortizing the debt issuance costs over the term of the facility. The unamortized balance at March 29, 2026 and December 28, 2025 were $1.4 million and $0.4 million respectively.

Other Liquidity Matters

We believe that our cash on hand, together with funds available under the undrawn $300.0 million revolving credit facility under the 2026 Credit Facility and cash expected to be generated from operating activities, will be sufficient to fund our anticipated working capital and other cash needs for at least the next 12 months. As discussed below and in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are outside our control. If the conditions in our industry deteriorate or our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues or further reduce our expenses, we may experience a significant long-term negative impact to our financial results and cash flows from operations. In such a situation, we could fall out of compliance with our financial and other covenants, which, if not waived, could limit our liquidity and capital resources.

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

Our results of operations for the three months ended March 29, 2026, include the activity of Nomad Global Communication Solutions, Incorporated ("Nomad GCS"), which was acquired on February 11, 2026, and Orbit Technologies, Ltd. ("Orbit"), which was acquired on March 2, 2026.

In accordance with ASC 805, Business Combinations, the initial purchase price allocations for these acquisitions are provisional as of March 29, 2026. Due to the proximity of these transactions to our fiscal quarter end, we have not yet completed the identification and valuation of specific intangible assets. Consequently, for both the Nomad GCS and Orbit acquisitions, the excess of the purchase consideration over the preliminary fair value of both the net tangible and intangible assets acquired has been recorded as goodwill.

The process of identifying and valuing intangible assets requires significant management judgment and the use of estimates, including projected future cash flows and appropriate discount rates. These provisional estimates are subject to change during the measurement period (not to exceed one year from the acquisition dates) as additional information is obtained.

Any future allocation of value from non-amortizing goodwill to finite-lived identifiable intangible assets will likely result in an increase in amortization expense in future periods and may impact our deferred tax accounts. We will continue to evaluate the provisional amounts recognized for these acquisitions at each reporting period during the measurement period to determine if any adjustments are necessary based on new information obtained about facts and circumstances that existed as of the acquisition dates. We expect to refine these provisional amounts as the formal valuation processes for both acquisitions progresses.

There have been no other significant changes to our “Critical Accounting Policies or Estimates” as compared to the significant accounting policies described in our Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Since December 28, 2025, there have been no material changes in the quantitative or qualitative aspects of our market risk profile. For additional information regarding our exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 that we filed with the SEC on February 23, 2026.

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 29, 2026.

Changes in Internal Control Over Financial Reporting

 During the fiscal quarter ended March 29, 2026, the Company completed the acquisitions of Orbit Technologies Ltd. on March 2, 2026 and Nomad Global Communication Solutions, Incorporated on February 11, 2026. The Company is in the process of integrating the operations, systems and internal controls of these acquired businesses into its overall internal control over financial reporting environment and, as part of that process, is evaluating and, where appropriate, implementing additional controls and procedures related to financial reporting, including controls over purchase accounting and related estimates. Other than the integration activities associated with these acquisitions, there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 29, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 13 of the Notes to condensed consolidated financial statements contained within this Quarterly Report for a discussion of our legal proceedings.

Item 1A.  Risk Factors.

The Company is supplementing the risk factors set forth in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 (the "Annual Report"). The following risk factor should be read in conjunction with the risk factors disclosed in the Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 11, 2026, pursuant to an Agreement and Plan of Merger among the Company, Nomad Global
Communication Solutions, Incorporated, a Montana corporation (“Nomad”), the shareholders of Nomad, and the other parties thereto, the Company issued 972,136 shares of its common stock to the former Nomad shareholders. The shares were issued as part of the consideration for the Company’s acquisition of all of the outstanding capital stock of Nomad. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act as sales by an issuer not involving any public offering.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

    Not applicable.

Item 5.  Other Information.

(c)    Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 29, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as described in the table below:

Name	Title	Action	Applicable Date	Expiration Date	Rule 10b5-1 Trading Arrangement? (Y/N)(1)	Aggregate Number of Securities Subject to Trading Arrangement
Eric DeMarco	Chief Executive Officer, President	Terminated	3/06/2026	(2)	Y	1,000,000
							(2)	(3)
Eric DeMarco	Chief Executive Officer, President	Adopted	3/06/2026	6/05/2029	Y	800,000
							(3)	(4)
(1)Denotes whether the trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).

(2)On March 6, 2026, Mr. DeMarco terminated a Rule 10b5-1 trading arrangement that was previously adopted on August 29, 2025 for the sale of up to 1,000,000 shares of our common stock over a period ending December 1, 2028.

(3)This number represents the maximum number of shares of our common stock that may be sold pursuant to the trading arrangement. The number of shares actually sold will depend on the satisfaction of certain conditions set forth in the trading arrangement.

(4)As of March 29, 2026, Mr. DeMarco beneficially owned (including indirect holdings) 1,124,185 shares of our common stock. In addition, as of March 29, 2026, 745,000 deferred restricted stock units (RSUs) granted to Mr. DeMarco, representing non-qualified deferred compensation, have vested but remain subject to a previously agreed to 5-year deferral period before issuance and release, which substantially all subject RSUs are scheduled to be released by January 2029, and an additional 750,000 RSUs granted to Mr. DeMarco are currently unvested and will only vest upon achievement of applicable vesting terms described in our proxy statement on Schedule 14A filed with the SEC on April 2, 2026. Each RSU represents a contingent right to receive one share of the Company’s common stock.

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ MARIA CERVANTES DE BURGREEN
Maria Cervantes de Burgreen
Vice President and Corporate Controller
(Principal Accounting Officer)
Date:	May 6, 2026