Form 10-Q
period 2026-06-28
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2026-08-04
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of July 31, 2026, 187,721,327 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2026

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)

	June 28, 2026
	(Unaudited)	December 28, 2025
Assets
Current assets:
Cash and cash equivalents	$1,437.6	$560.6
Accounts receivable, net	171.3	165.0
Unbilled receivables, net	405.4	292.4
Inventoried costs, net	235.9	188.2
Prepaid expenses	24.1	12.9
Other current assets	82.2	43.8
Total current assets	2,356.5	1,262.9
Property, plant and equipment, net	419.4	361.9
Operating lease right-of-use assets, net	50.6	43.4
Goodwill	871.2	595.7
Intangible assets, net	220.8	53.9
Other assets	159.4	144.4
Investment in joint venture	11.9	5.0
Total assets	$4,089.8	$2,467.2
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$104.8	$69.6
Accrued expenses	95.9	60.5
Accrued compensation	92.2	82.3
Billings in excess of costs and earnings on uncompleted contracts	93.6	73.4
Current portion of operating lease liabilities	13.8	12.8
Current portion of finance lease liabilities	5.1	3.4
Other current liabilities	19.9	9.0
Total current liabilities	425.3	311.0
Operating lease liabilities, net of current portion	39.9	33.8
Finance lease liabilities, net of current portion	134.8	95.8
Other long-term liabilities	63.0	30.3
Total liabilities	663.0	470.9
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at June 28, 2026 and December 28, 2025	—	—
Common stock, $0.001 par value, 245,000,000 shares authorized and 187,557,916 shares issued and outstanding at June 28, 2026; 195,000,000 shares authorized and 168,875,032 shares issued and outstanding at December 28, 2025.	0.2	0.2
Additional paid-in capital	4,051.6	2,635.9
Accumulated other comprehensive income	0.6	2.1
Accumulated deficit	(625.6)	(641.9)
Total stockholders’ equity	3,426.8	1,996.3
Total liabilities and stockholders’ equity	$4,089.8	$2,467.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Service revenues	$169.7	$134.9	$303.7	$237.3
Product sales	289.1	216.6	526.1	416.8
Total revenues	458.8	351.5	829.8	654.1
Cost of service revenues	131.6	107.2	230.9	182.9
Cost of product sales	227.1	170.5	409.2	323.8
Total costs	358.7	277.7	640.1	506.7
Gross profit	100.1	73.8	189.7	147.4
Selling, general and administrative expenses	87.3	59.9	159.6	116.9
Merger and acquisition expenses	0.8	—	2.7	—
Research and development expenses	13.6	10.2	24.3	20.2
Operating income (loss)	(1.6)	3.7	3.1	10.3
Other income (expense):
Interest income (expense), net	10.2	(1.2)	14.7	(2.1)
Other income (expense), net	(1.6)	2.1	(1.0)	1.8
Total other income (expense), net	8.6	0.9	13.7	(0.3)
Income before income taxes	7.0	4.6	16.8	10.0
Provision for income taxes	2.6	1.7	0.5	2.6
Net income	$4.4	$2.9	$16.3	$7.4

Basic income per common share	$0.02	$0.02	$0.09	$0.05
Diluted income per common share	$0.02	$0.02	$0.09	$0.05

Weighted average common shares outstanding:
Basic	188.6	155.7	182.7	154.9
Diluted	190.1	157.4	184.8	156.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net income	$4.4	$2.9	$16.3	$7.4
Change in unrealized cash flow hedge (net of taxes of $0.0 million and $0.1 million for the three and six month periods ended June 29, 2025)	—	—	—	(0.5)
Change in cumulative translation adjustment, net of tax	(0.5)	2.7	(1.5)	3.8
Comprehensive income	$3.9	$5.6	$14.8	$10.7

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended June 28, 2026 and June 29, 2025
(in millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amounts
Balance, March 30, 2025	153.3	$0.2	$2,046.7	$0.1	$(659.4)	$1,387.6
Stock-based compensation	—	—	8.6	—	—	8.6
Restricted stock issued and related taxes	0.2	—	(2.1)	—	—	(2.1)
Issuance of common stock for equity raise	15.0	—	555.9	—	—	555.9
Issuance of common stock for acquisitions	0.1	—	4.4	—	—	4.4
Net income	—	—	—	—	2.9	2.9
Other comprehensive income, net of tax	—	—	—	2.7	—	2.7
Balance, June 29, 2025	168.6	$0.2	$2,613.5	$2.8	$(656.5)	$1,960.0

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amounts
Balance, March 29, 2026	187.4	$0.2	$4,038.7	$1.1	$(630.0)	$3,410.0
Stock-based compensation	—	—	16.3	—	—	16.3
Restricted stock issued and related taxes	0.2	—	(4.2)	—	—	(4.2)
Issuance of common stock for equity raise	—	—	(0.2)	—	—	(0.2)
Issuance of common stock for acquisitions	—	—	1.0	—	—	1.0
Net income	—	—	—	—	4.4	4.4
Other comprehensive loss, net of tax	—	—	—	(0.5)	—	(0.5)
Balance, June 28, 2026	187.6	$0.2	$4,051.6	$0.6	$(625.6)	$3,426.8

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the six months ended June 28, 2026 and June 29, 2025
(in millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 29, 2024	151.1	$0.2	$2,017.4	$(0.5)	$(663.9)	$1,353.2
Stock-based compensation	—	—	17.3	—	—	$17.3
Issuance of common stock for employee stock purchase plan and stock awards	0.3	—	4.6	—	—	$4.6
Restricted stock issued and related taxes	1.0	—	(18.3)	—	—	$(18.3)
Issuance of common stock for equity raise	15.0	—	555.9	—	—	$555.9
Issuance of common stock for acquisitions	1.2	—	36.6	—	—	$36.6
Loss on interest rate swap contract		—	—	(0.5)	—	$(0.5)
Net income	—	—	—	—	7.4	$7.4
Other comprehensive income, net of tax	—	—	—	3.8	—	$3.8
Balance, June 29, 2025	168.6	$0.2	$2,613.5	$2.8	$(656.5)	$1,960.0

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 28, 2025	168.9	$0.2	$2,635.9	$2.1	$(641.9)	$1,996.3
Stock-based compensation	—	—	31.3	—	—	31.3
Issuance of common stock for employee stock purchase plan and stock awards	0.1	—	5.3	—	—	5.3
Restricted stock issued and related taxes	1.1	—	(59.1)	—	—	(59.1)
Issuance of common stock for equity raise	16.5	—	1,348.4	—	—	1,348.4
Issuance of common stock for acquisitions	1.0	—	89.8	—	—	89.8
Net income	—	—	—	—	16.3	16.3
Other comprehensive loss, net of tax	—	—	—	(1.5)	—	(1.5)
Balance, June 28, 2026	187.6	$0.2	$4,051.6	$0.6	$(625.6)	$3,426.8

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	June 28, 2026	June 29, 2025
Operating activities:
Net income	$16.3	$7.4
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	38.9	22.2
Deferred income taxes	2.1	—
Amortization of lease right-of-use assets	6.9	6.0
Stock-based compensation	31.3	17.3
Amortization of deferred financing costs	0.2	0.3
Provision for doubtful accounts	0.1	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	16.7	(23.1)
Unbilled receivables	(104.3)	(49.9)
Inventoried costs	(24.8)	(7.3)
Prepaid expenses and other assets	(36.6)	(27.3)
Operating lease liabilities	(7.5)	(5.7)
Accounts payable	23.0	17.5
Accrued expenses	20.6	9.1
Accrued compensation	(3.2)	—
Billings in excess of costs and earnings on uncompleted contracts	(10.7)	(5.1)
Income tax receivable and payable	(3.9)	(0.9)
Other liabilities	(3.5)	(1.4)
Net cash used in operating activities	(38.4)	(40.9)
Investing activities:
Cash paid for acquisitions, net of cash acquired	(346.8)	—
Investment in joint venture	(6.9)	—
Proceeds from sale of assets	13.5	—
Capital expenditures	(37.1)	(43.1)
Proceeds from state grant for capital construction	2.0	—
Net cash used in investing activities	(375.3)	(43.1)
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	1,348.4	555.9
Repayment under credit facility and term loan	—	(5.0)
Debt issuance costs	(1.4)	—
Payments under finance leases	(2.0)	(0.9)
Payments of employee taxes withheld from share-based awards	(59.1)	(18.3)
Proceeds from shares issued under equity plans	5.3	4.6
Net cash provided by financing activities	1,291.2	536.3
Net cash provided	877.5	452.3
Effect of exchange rate changes on cash and cash equivalents	(0.5)	2.0
Net increase in cash and cash equivalents	877.0	454.3
Cash and cash equivalents at beginning of period	560.6	329.3
Cash and cash equivalents at end of period	$1,437.6	$783.6

Supplemental disclosure of cash flow information:
Cash paid for interest	$0.1	$5.5
Cash paid for income taxes	$5.8	$3.4
Non-cash investing and financing activities:
Finance lease obligation recognized	$42.3	$—
Capital expenditures included in accounts payable and accrued expenses	$9.1	$4.9
Common stock issuance for contingent acquisition consideration	$1.0	$—
Common stock issuance for acquisition	$88.8	$36.6

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

(a)    Basis of Presentation

 The information as of June 28, 2026 and for the three and six months ended June 28, 2026 and June 29, 2025 is unaudited. The condensed consolidated balance sheet as of December 28, 2025 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with generally accepted accounting principles in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 28, 2025, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2026 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

(b)    Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries. Investments in entities over which the Company has the ability to exercise significant influence, but not control, are accounted for under the equity method. All inter-company transactions have been eliminated in consolidation.

(c)    Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year. The three month periods ended June 28, 2026 and June 29, 2025 consisted of 13-week periods. There are 52 calendar weeks in the fiscal years ending on December 27, 2026 and December 28, 2025.

(d)    Use of Estimates

There have been no significant changes in the Company’s accounting estimates for the six months ended June 28, 2026 as compared to the accounting estimates described in the Form 10-K.

(e)    Fair Value of Financial Instruments

The Company uses forward exchange contracts from time to time to manage foreign currency risks associated with certain transactions, specifically forecasted materials and salaries paid in foreign currencies. These derivative instruments are measured at fair value using observable market inputs such as interest rates. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At June 28, 2026, the derivative instruments were included in other current assets and other long-term liabilities on the Company's condensed consolidated balance sheets. At December 28, 2025, the Company did not have any forward exchange contracts in place.

The Company also had entered into an interest rate swap contract in order to mitigate the exposure to interest rate movements associated with the Company’s Term Loan A. On June 30, 2025, in anticipation of the extinguishment of all outstanding Term Loan A debt under the 2022 Credit Facility, the Company terminated this interest rate swap contract.

The carrying amounts and the related fair values of the Company’s derivative instruments measured at fair value on a recurring basis at June 28, 2026 and December 28, 2025 are presented in Note 14.

The carrying value of all financial instruments, including cash equivalents, accounts receivable, unbilled receivables, accounts payable, accrued expenses, billings in excess of cost and earnings on uncompleted contracts and income taxes payable, approximated their estimated fair values at June 28, 2026 and December 28, 2025 due to the short-term nature of these instruments.

(f)     Recent Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2025-10 Accounting for Government Grants Received by Business Entities (“ASU 2025-10”), which provides guidance on how companies should recognize, measure, and present government grants. The new standard ASU 2025-10 is effective for annual and interim reporting periods beginning after December 15, 2028. It allows for a modified prospective, modified retrospective, or retrospective approach to all government grants through a cumulative-effect adjustment. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2025-10 on its consolidated financial position, results of operations and cash flows.

In December 2025, the FASB issued ASU No. 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 clarifies the applicability of Topic 270 and the form and content of interim financial statements. ASU 2025-11 requires entities to disclose material events occurring since the last annual reporting period. The amendments in this update are effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted. The Company may apply the amendments either prospectively or retrospectively to all periods presented. The Company is currently evaluating the disclosure impact of ASU 2025-11; however, the standard is not expected to have a material impact on its consolidated financial position, results of operations, or cash flows.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income – Expense Disaggregation Disclosures (“ASU 2024-03”), which requires the disclosure of amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires companies to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure. Additionally, it requires companies to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 with early adoption permitted. ASU 2024-03 may be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the impact of the adoption of ASU 2024-03; however, the standard is only disclosure-based and is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Other accounting standards updates adopted and/or issued, but not effective until after June 28, 2026, are not expected to have a material effect on the Company’s consolidated financial position, results of operations and/or cash flows.

(g) Joint Venture Arrangements

On February 26, 2025, the Company and RAFAEL Advanced Defense Systems, Ltd. (“RAFAEL”) announced an approximate 50/50 joint venture for the establishment of a U.S.-based merchant supplier of solid rocket motors (“SRMs”) and other energetics. The new joint venture, named Prometheus Energetics (“Prometheus”), will be headquartered on an approximately 500-acre site near the U.S. Navy and Army facility in Crane, Indiana. Kratos and RAFAEL (through its U.S. based subsidiary RAFAEL USA) have jointly committed up to a combined total of $175 million in capital for the establishment of Prometheus and required property, plant, equipment and personnel needed for the new, state-of-the-art SRM and energetics manufacturing campus and facilities. After construction of the plant and once RAFAEL’s technology transfer is completed and certified for operations, Prometheus is projected to begin production of SRMs and energetics in 2027. As of the date of this Quarterly Report, the Company has incurred minimal amounts of expense related to the establishment of Prometheus and has contributed approximately $11.9 million in capital which is recorded in the Condensed Consolidated Balance Sheets as “Investment in joint venture” accounted for under the equity method.

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

The following table summarizes the preliminary allocation of the purchase price over the estimated fair values of the Orbit assets acquired and liabilities assumed (in millions):

Cash	$42.3
Accounts receivable	26.6
Inventory	18.8
Other current assets	7.0
Property and equipment	15.6
Intangible assets	114.8
Other assets	0.5
Total assets acquired	225.6
Total liabilities assumed	(60.4)
Goodwill	187.5
Total consideration transferred	$352.7

Based on the Company’s preliminary estimate of fair value as of March 2, 2026, the identifiable intangible assets include the amounts in the following table ($ in millions):

Intangible	Estimated Life	Value
Customer relationships	10	24.7
Contracts and backlog	2	21.5
Developed technology	5	9.9
Trade names	7	58.7
Total		$114.8

The amounts of revenue and operating loss of the acquired Orbit business included in the Company’s consolidated statement of operations for the three months ended June 28, 2026 were $21.4 million and $3.5 million, respectively, and for the six months ended June 28, 2026 were $34.8 million and $0.1 million, respectively.

The goodwill recorded in this transaction is not tax-deductible.

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

Pursuant to the Nomad Merger Agreement, the purchase consideration consisted of (i) 972,136 shares of Kratos common stock with a fair value of $88.8 million issued on February 11, 2026 to the former Nomad shareholders in a private placement, and (ii) approximately $36.8 million in cash paid to extinguish certain of Nomad’s existing indebtedness and fund certain transaction-related expenses.

In addition, the transaction includes post-closing contingent consideration and holdback arrangements with the following terms, measured at acquisition-date fair value in accordance with ASC 805:

•Contingent Consideration ($10.0 million recognized amount): Corresponds to the contractual provision requiring the issuance of up to $10 million of additional shares of Kratos common stock upon the achievement of certain future financial performance metrics. This contingent consideration is classified as a liability and is subject to subsequent remeasurement through earnings at each reporting period until the contingencies are resolved.

•Compliance, Tax, and Other Matters Holdback ($8.0 million recognized amount): Corresponds to holdback amounts set aside from the purchase price to satisfy potential post-closing adjustments or liabilities related to compliance, tax, and other specified matters. These amounts are held for potential claims by the Company against the sellers and are payable to the sellers or refundable to the Company upon resolution. During the six months ended June 28, 2026, the Company issued $1.0 million of common stock in partial settlement of certain holdback matters that were satisfied. Accordingly, on April 17, 2026, the Company registered 14,768 shares with the SEC of Kratos common stock issued to the former Nomad shareholders on April 16, 2026 related to the settlement of $1.0 million of certain holdback matters.

•Indemnification Holdback ($5.0 million recognized amount): Corresponds to holdback amounts designated for general post-closing indemnification claims. These funds are held for potential claims arising from breaches of representations or warranties and are payable to the sellers upon expiration of the holdback period, net of valid claims brought by the Company.

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

During the second quarter of 2026, the Company received the final valuation report from its external valuation experts and finalized the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. However, the overall purchase price allocation remains preliminary and subject to change during the measurement period (which will not exceed one year from the acquisition date). Specifically, the Company is still in the process of assessing and finalizing certain acquired tax positions and deferred taxes.
Any subsequent adjustments to these tax-related balances during the measurement period will result in a corresponding adjustment to goodwill. The Company does not expect any such adjustments to be material to its consolidated financial statements.
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

A summary of the consideration paid for the acquired Nomad business is as follows (in millions):

Common stock issued	$88.8
Cash paid	36.8
Holdback - contingent consideration	10.0
Holdback - compliance, tax and other	8.0
Holdback - indemnification escrow	5.0
Total consideration	$148.6

The following table summarizes the allocation of the purchase price over the estimated fair values of the Nomad assets acquired and liabilities assumed ($ in millions):

Cash	$0.4
Accounts receivable	9.2
Inventory	3.9
Property and equipment	20.5
Intangible assets	67.9
Other assets	24.7
Total assets acquired	126.6
Total liabilities assumed	(66.0)
Goodwill	88.0
Total consideration transferred	$148.6

Based on the Company’s preliminary estimate of fair value as of February 11, 2026, the identifiable intangible assets include the amounts in the following table (in millions):

Intangible	Estimated Life	Value
Customer relationships	7	46.0
Developed technology	9	21.0
Trade names	8	0.9
Total		$67.9

The amounts of revenue and operating loss of the Nomad acquisition included in the Company’s consolidated statement of operations for the three months ended June 28, 2026 were $18.8 million and $1.7 million, respectively, and for the six months ended June 28, 2026 were $26.2 million and $3.0 million, respectively.

The goodwill recorded in this transaction is not tax-deductible.

Pro Forma Financial Information (Unaudited)

The following table summarizes the supplemental condensed consolidated statements of operations information on an unaudited pro forma basis as if the acquisitions of Orbit and Nomad occurred on December 30, 2024 and include adjustments that were directly attributable to the Orbit and Nomad acquisition transactions. There are no material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and income. The pro forma results are for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results that would have occurred had the applicable transaction been completed as of the beginning of the period, nor are they indicative of results of operations that may occur in the future.

For the three and six months ended June 28, 2026 and June 29, 2025 (all amounts, except per share amounts, are in millions):

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Pro forma revenues	$458.8	$387.7	$840.3	$725.0
Pro forma net income before tax	$7.0	$1.1	$(4.3)	$0.6
Pro forma net income (loss)	$4.4	$(0.2)	$(4.8)	$(1.1)

Basic pro forma income (loss) per share	$0.02	$—	$(0.03)	$(0.01)
Diluted pro forma income (loss) per share	$0.02	$—	$(0.03)	$(0.01)

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

The Company capitalizes incremental costs of obtaining a contract, primarily sales commissions, and certain costs to fulfill a contract when such costs are expected to be recovered. These costs are recorded within Other Current Assets or Other Assets on the Condensed Consolidated Balance Sheets. As of June 28, 2026, these assets were not expected to have a material effect on the Company’s consolidated financial position, results of operations and/or cash flows. The Company amortizes these costs on a systematic basis consistent with the transfer of control of the related goods or services. The Company also applies the practical expedient to expense the incremental costs of obtaining a contract when the expected amortization period is one year or less.

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

Remaining Performance Obligations

The Company calculates revenues from remaining performance obligations as the dollar value of the remaining performance obligations on executed contracts. On June 28, 2026, the Company had approximately $2.084 billion of remaining performance obligations. The Company expects to recognize approximately 35% of the remaining performance obligations as revenue in fiscal year 2026, an additional 35% in fiscal year 2027, and the balance thereafter.

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

As a result of the EAC process, any quarterly adjustments to revenues, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if it is determined the Company will be successful in mitigating the risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if it is determined the Company will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales, and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could affect the profitability of one or more of the Company’s contracts. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined. No cumulative catch-up adjustment on any one contract was material to the Company’s unaudited condensed consolidated financial statements for the three and six-month periods ended June 28, 2026, and June 29, 2025. Likewise, total cumulative catch-up adjustments were not material for the three and six-month periods ended June 28, 2026, and June 29, 2025.

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

Net contract assets and liabilities are as follows (in millions):

	June 28, 2026	December 28, 2025	Net Change
Contract assets	$405.4	$292.4	$113.0
Contract liabilities	$93.6	$73.4	$20.2
Net contract assets	$311.8	$219.0	$92.8

Contract assets increased $113.0 million during the six months ended June 28, 2026, primarily due to higher unbilled receivables, net, including the impact of the recent acquisitions of Nomad and Orbit, during the six months ended June 28, 2026. There were no significant impairment losses related to any receivables or contract assets arising from the Company’s contracts with customers during the six months ended June 28, 2026. Contract liabilities increased $20.2 million during the six months ended June 28, 2026, primarily due to the impact of the recent acquisitions of Nomad and Orbit. For the three and six months ended June 28, 2026, the Company recognized revenue of $17.0 million and $47.8 million, respectively, that was previously included in the contract liabilities that existed at December 28, 2025. For the three and six months ended June 29, 2025, the Company recognized revenue of $15.8 million and $52.2 million, respectively, that was previously included in the contract liabilities that existed at December 29, 2024.

Disaggregation of Revenue

The following series of tables presents the Company’s revenue disaggregated by several categories. For the majority of contracts, revenue is recognized over time as work is performed on the contract.

Revenue by contract type was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Kratos Government Solutions
Fixed price	$256.6	$170.3	$470.8	$336.8
Cost plus fee	109.2	94.8	168.3	152.8
Time and materials	13.9	13.2	29.0	28.2
Total Kratos Government Solutions	379.7	278.3	668.1	517.8
Unmanned Systems
Fixed price	52.0	59.2	107.9	111.8
Cost plus fee	25.1	13.1	50.1	22.9
Time and materials	2.0	0.9	3.7	1.6
Total Unmanned Systems	79.1	73.2	161.7	136.3
Total Revenues	$458.8	$351.5	$829.8	$654.1

Revenue by customer was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Kratos Government Solutions
U.S. Government (1)	$249.2	$186.7	$429.1	$336.1
International (2)	84.3	52.2	154.9	107.5
U.S. Commercial and other customers	46.2	39.4	84.1	74.2
Total Kratos Government Solutions	379.7	278.3	668.1	517.8
Unmanned Systems
U.S. Government (1)	69.2	62.0	144.0	118.1
International (2)	5.6	9.0	11.4	14.8
U.S. Commercial and other customers	4.3	2.2	6.3	3.4
Total Unmanned Systems	79.1	73.2	161.7	136.3
Total Revenues	$458.8	$351.5	$829.8	$654.1

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

Revenue by Geographic Area was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
United States	$360.4	$287.8	$647.0	$526.8
Other North America	9.1	3.4	18.1	9.3
Asia Pacific	26.7	22.9	43.6	38.7
Middle East	33.6	11.8	72.5	27.5
Europe	27.3	17.0	46.3	31.8
Other	1.7	8.6	2.3	20.0
Total Revenues	$458.8	$351.5	$829.8	$654.1

Note 4. Goodwill and Intangible Assets

(a)    Goodwill

    The carrying amounts of goodwill as of June 28, 2026 and December 28, 2025 by reportable segment are as follows (in millions):

	As of June 28, 2026
	KGS	US	Total
Gross value	$985.9	$138.6	$1,124.5
Less accumulated impairment	239.5	13.8	253.3
Net	$746.4	$124.8	$871.2

	As of December 28, 2025
	KGS	US	Total
Gross value	$710.4	$138.6	849.0
Less accumulated impairment	239.5	13.8	253.3
Net	$470.9	$124.8	$595.7

The following table is a summary of preliminary goodwill (in millions):

	KGS	US	Total
Beginning balance as of December 28, 2025	$470.9	$124.8	$595.7
Acquisition of Orbit Technologies, Ltd.	187.5	—	187.5
Acquisition of Nomad Global Communication Solutions, Incorporated.	88.0	—	88.0
Ending balance as of June 28, 2026	$746.4	$124.8	$871.2

(b)    Purchased Intangible Assets

The following table sets forth information for finite-lived and indefinite-lived intangible assets (in millions):

	As of June 28, 2026			As of December 28, 2025
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$157.4	$(73.0)	$84.4	$86.7	$(68.2)	$18.5
Contracts and backlog	76.0	(53.3)	22.7	54.5	(47.7)	6.8
Non-compete Agreements	0.5	(0.1)	0.4	0.5	(0.1)	0.4
Developed technology and technical know-how	66.0	(33.0)	33.0	35.1	(30.8)	4.3
Trade names	64.1	(6.6)	57.5	4.4	(3.5)	0.9
In-process research and development	16.8	(0.9)	15.9	16.8	(0.7)	16.1
Total finite-lived intangible assets	380.8	(166.9)	213.9	198.0	(151.0)	47.0
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$387.7	$(166.9)	$220.8	$204.9	$(151.0)	$53.9

Consolidated amortization expense related to intangible assets subject to amortization was $10.1 million and $2.8 million for the three months ended June 28, 2026 and June 29, 2025, respectively, and $15.9 million and $4.9 million for the six months ended June 28, 2026 and June 29, 2025, respectively.
The estimated future amortization expense of acquired intangible assets with finite lives for the remainder of 2026 and the next five fiscal years, and thereafter as of June 28, 2026 is as follows (in millions):

Amount
2026	$21.3
2027	40.2
2028	29.2
2029	27.5
2030	27.0
2031	25.2
Thereafter	43.5
Total	$213.9

Note 5. Inventoried Costs, Net

Inventoried costs, net, consisted of the following components (in millions):

	June 28, 2026	December 28, 2025
Raw materials	$137.2	$109.4
Work in process	91.2	71.9
Finished goods	7.5	6.9
Total inventoried costs, net	$235.9	$188.2

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

Diluted net income per share for the three and six months ended June 28, 2026 included the dilutive effect of an aggregate of 1.5 million and 2.1 million shares, respectively, of the Company’s common stock granted to employees under stock-based compensation plans. Diluted net income per share for the three and six months ended June 29, 2025 included the dilutive effect of an aggregate of 1.7 million and 2.0 million shares, respectively, of the Company’s common stock granted to employees under stock-based compensation plans.

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

    The components of lease expense were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Amortization of right of use assets - finance leases	$2.1	$0.8	$4.0	$1.6
Interest on lease liabilities - finance leases	2.0	0.8	3.8	1.6
Operating lease cost	4.2	3.5	8.0	7.1
Short-term lease cost	0.4	0.5	1.0	0.9
Sublease income	—	—	(0.1)	(0.1)
Total lease cost	$8.7	$5.6	$16.7	$11.1

The components of leases on the balance sheet were as follows (in millions):

	June 28, 2026	December 28, 2025
Operating leases:
Operating lease right-of-use assets	$50.6	$43.4
Current portion of operating lease liabilities	$13.8	$12.8
Operating lease liabilities, net of current portion	$39.9	$33.8
Finance leases:
Property, plant and equipment, net	$118.2	$86.2
Current portion of finance lease liabilities	$5.1	$3.4
Finance lease liabilities, net of current portion	$134.8	$95.8

Cash paid for amounts included in the measurement of lease liabilities was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Finance lease - cash paid for interest	$1.8	$0.8	$3.6	$1.6
Finance lease - financing cash flows	$1.1	$0.5	$2.0	$0.9
Operating lease - operating cash flows (fixed payments)	$4.2	$3.6	$8.2	$7.0

Other supplemental noncash information (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Operating lease liabilities arising from obtaining right-of-use assets	$8.8	$2.1	$14.1	$8.9
Finance lease liabilities arising from obtaining right-of-use assets	$2.3	$—	$42.3	$—

			June 28, 2026	June 29, 2025
Weighted-average remaining lease term (in years):
Operating leases			5.48	4.42
Finance leases			14.62	13.32

Weighted-average discount rate:
Operating leases			5.52%	5.18%
Finance leases			6.12%	6.35%

The maturity of lease liabilities is as follows (in millions):

	Operating Leases	Finance Leases
2026 (1)	$8.1	$6.4
2027	15.2	13.6
2028	12.4	13.9
2029	7.8	14.1
2030	4.6	13.7
Thereafter	15.2	151.1
Total lease payments	63.3	212.8
Less: imputed interest	(9.6)	(72.9)
Total present value of lease liabilities	$53.7	$139.9
(1) Excludes the six months ended June 28, 2026.

Note 8. Income Taxes

The provision for income taxes and the effective income tax rate are as follows ($ in millions):

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Federal, state and foreign income tax expense	$2.6	$1.7	$0.5	$2.6
Effective income tax rate	37.1%	35.4%	3.0%	25.6%

The Company’s effective tax rate (ETR) for the three months ended June 28, 2026 increased to a provision of 37.1% from a provision of 35.4% in the prior year period. The provision for income taxes for the three months ended June 28, 2026 and the three months ended June 29, 2025 included a benefit of $1.7 million and $0.6 million, respectively, for stock compensation related items.

The Company’s effective tax rate (ETR) for the six months ended June 28, 2026 decreased to a provision of 3.0% from a provision of 25.6% in the prior year period principally due to increased tax benefits related to stock-based compensation. The provision for income taxes for the six months ended June 28, 2026 and the six months ended June 29, 2025 includes a benefit of $8.9 million and $2.2 million, respectively, for stock compensation related items.

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

As of June 28, 2026, the Company had $28.8 million of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at June 28, 2026 are $23.6 million that, if recognized, would impact the Company’s effective income tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the six months ended June 28, 2026 and June 29, 2025, the Company recorded $0.4 million and $0.1 million expense, respectively, related to the increase in interest and penalties. For the six months ended June 28, 2026 and June 29, 2025, there was no material benefit recorded related to the removal of interest and penalties.

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

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted. Key income tax-related provisions of the OBBBA include the repeal of mandatory capitalization of U.S. based research and development expenditures under Internal Revenue Code (IRC) Section 174 (reinstating full expensing beginning in 2025), extension of bonus depreciation, and revisions to international tax regimes. The Company recognized the income tax effects of the OBBBA in the quarter it was enacted, and continues to recognize the tax effects, which were not material, in its quarter ended June 28, 2026.

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

Borrowings under the revolving credit facility and the term loan credit facility could take the form of base rate loans or Secured Overnight Financing Rate (“SOFR”) loans. Base rate loans under the 2022 Credit Agreement bore interest at a rate per annum equal to the sum of the Applicable Margin (as defined in the Credit Agreement) from time to time in effect plus the highest of (i) the Agent’s (as defined in the 2022 Credit Agreement) prime lending rate, as in effect at such time, (ii) the Federal Funds Rate (as defined in the 2022 Credit Agreement), as in effect at such time, plus 0.50%, (iii) the Adjusted Term SOFR (as defined in the 2022 Credit Agreement) for a one-month tenor in effect on such day, plus 1.00% and (iv) 1.00%. SOFR loans will bear interest at a rate per annum equal to the sum of the Applicable Margin from time to time in effect plus the Adjusted Term SOFR for an Interest Period (as defined in the 2022 Credit Agreement) selected by the Company of one, three or six months. The Applicable Margin varied between 1.25% and 2.25% per annum for SOFR loans and between 0.25% and 1.25% per annum for base rate loans, and is based on the Company’s total net leverage ratio from time to time.

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

(b) 2026 Credit Facility

On February 20, 2026, the Company entered into a Credit Agreement (the “2026 Credit Agreement”), by and among the Company, the guarantors from time to time party thereto, the lenders from time to time party thereto (the “Lenders”), and
PNC Bank, National Association (the “Administrative Agent”), in its capacity as administrative agent, and as swingline loan lender and issuing lender. The 2026 Credit Agreement establishes a five-year senior secured credit facility which is comprised of a $300 million revolving credit facility (which includes sub-facilities for the incurrence of up to $35.0 million of swingline loans and the issuance of up to $50.0 million of Letters of Credit). Letters of credit outstanding under the 2022 Credit
Agreement have been transferred to the 2026 Credit Agreement. The 2026 Credit Agreement contemplates uncommitted incremental credit facilities of up to $135.0 million. The Company incurred $1.4 million of debt issuance costs associated with the 2026 Credit Agreement. As of June 28, 2026, the Company has no amounts outstanding under the Revolving Credit Facility, with $300.0 million remaining in borrowing capacity, less approximately $2.1 million of letters of domestic letters of credit outstanding. Foreign letters of credit outstanding of $29.0 million do not impact the availability of the Revolving Credit Facility.
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

In connection with the execution of the transactions contemplated by the 2026 Credit Agreement, the 2022 Credit Agreement was terminated.

Pursuant to the 2026 Credit Agreement, the Company is subject to certain restrictions on its ability to pay dividends or make other distributions or payments on account of any redemption, retirement or purchase of any capital stock.

The Company has capitalized these costs to Other current assets and Other assets and is amortizing the debt issuance costs over the term of the facility. The unamortized balances at June 28, 2026 and December 28, 2025 were $1.6 million and $0.4 million, respectively.

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

There were not any significant intersegment sales, cost of sales and profit for the three and six month periods ended June 28, 2026 and June 29, 2025.

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

(a)    Summary Operating Results

The tables below provide information about the Company’s reportable segments. In these tables total segment operating income (loss) of the reportable business segments is reconciled to the corresponding consolidated amount. “Unallocated amounts” includes costs for merger and acquisition expenses, stock-based compensation expenses, interest income (expense), net, and other income (expense), net, items not considered part of management’s evaluation of segment operating income. See Note 3 (Revenue Recognition) to these condensed consolidated financial statements for segment revenues disaggregated by contract type, customer and geographic region. The summary operating results for the Company’s reportable segments for the three and six month periods ended June 28, 2026 and June 29, 2025, are as follows (in millions):

Three Months Ended June 28, 2026	KGS	US	Totals
Service revenues	$167.2	$2.5	$169.7
Product sales	212.5	76.6	289.1
Total revenues	379.7	79.1	458.8
Cost of service revenue	129.7	1.9	131.6
Cost of product sales	163.1	64.0	227.1
Total cost of sales	292.8	65.9	358.7
Selling, general & administrative expenses	59.9	11.1	71.0
Research & development expenses	12.7	0.9	13.6
Total segment operating income	14.3	1.2	15.5
Reconciliation of segment operating income
Unallocated amounts:
Merger and acquisition related expenses			$(0.8)
Stock compensation expense			(16.3)
Interest income (expense), net			10.2
Other income (expense), net			(1.6)
Income before income taxes			$7.0

Revenues from foreign customers were approximately $89.9 million or 20% of total revenue for the three months ended June 28, 2026. Revenues from any one foreign country did not exceed 10% of total revenues.

Six Months Ended June 28, 2026	KGS	US	Totals
Service revenues	$298.5	$5.2	$303.7
Product sales	369.6	156.5	526.1
Total revenues	668.1	161.7	829.8
Cost of service revenue	226.9	4.0	230.9
Cost of product sales	278.8	130.4	409.2
Total cost of sales	505.7	134.4	640.1
Selling, general & administrative expenses	105.2	23.1	128.3
Research & development expenses	22.6	1.7	24.3
Total segment operating income	34.6	2.5	37.1
Reconciliation of segment operating income
Unallocated amounts:
Merger and acquisition related expenses			$(2.7)
Stock compensation expense			(31.3)
Interest income (expense), net			14.7
Other income (expense), net			(1.0)
Income before income taxes			$16.8

Revenues from foreign customers were approximately $166.3 million or 20% of total revenue for the six months ended June 28, 2026. Revenues from any one foreign country did not exceed 10% of total revenues.

Three Months Ended June 29, 2025	KGS	US	Totals
Service revenues	$133.0	$1.9	$134.9
Product sales	145.3	71.3	216.6
Total revenues	278.3	73.2	351.5
Cost of service revenue	105.4	1.8	107.2
Cost of product sales	110.7	59.8	170.5
Total cost of sales	216.1	61.6	277.7
Selling, general & administrative expenses	40.0	11.3	51.3
Research & development expenses	9.6	0.6	10.2
Total segment operating income (loss)	12.6	(0.3)	12.3
Reconciliation of segment operating income
Unallocated amounts:
Merger and acquisition related expenses			$—
Stock compensation expense			(8.6)
Interest income (expense), net			(1.2)
Other income (expense), net			2.1
Income before income taxes			$4.6

Revenues from foreign customers were approximately $61.2 million or 17% of total revenue for the three months ended June 29, 2025. Revenues from any one foreign country did not exceed 10% of total revenues.

Six Months Ended June 29, 2025	KGS	US	Totals
Service revenues	$233.7	$3.6	237.3
Product sales	284.1	132.7	416.8
Total revenues	517.8	136.3	654.1
Cost of service revenue	179.9	3.0	182.9
Cost of product sales	212.1	111.7	323.8
Total cost of sales	392.0	114.7	506.7
Selling, general & administrative expenses	77.0	22.6	99.6
Research & development expenses	19.2	1.0	20.2
Total segment operating income	29.6	(2.0)	27.6
Reconciliation of segment operating income
Unallocated amounts:
Merger and acquisition related expenses			$—
Stock compensation expense			(17.3)
Interest income (expense), net			(2.1)
Other income (expense), net			1.8
Income before income taxes			$10.0

Revenues from foreign customers were approximately $122.3 million or 19% of total revenue for the six months ended June 29, 2025. Revenues from any one foreign country did not exceed 10% of total revenues.

(b) Capital Expenditures (in millions):	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Kratos Government Solutions	$12.9	$12.6	$25.4	$26.2
Unmanned Systems	4.2	7.8	10.9	16.8
Total reportable segment capital expenditures	17.1	20.4	36.3	43.0
Corporate capital expenditures	0.1	0.1	0.8	0.1
Total capital expenditures	$17.2	$20.5	$37.1	$43.1

(c) Depreciation and Amortization (in millions):	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Kratos Government Solutions	$18.2	$8.2	$31.2	$15.3
Unmanned Systems	3.9	3.6	7.7	6.9
Total depreciation and amortization	$22.1	$11.8	$38.9	$22.2

(d) Reportable Segment Assets (in millions):	June 28, 2026	December 28, 2025
Kratos Government Solutions	$2,256.8	$1,472.9
Unmanned Systems	451.5	438.7
Total reportable segment assets	2,708.3	1,911.6
Corporate assets(1)	1,381.5	555.6
Total assets	$4,089.8	$2,467.2

(1)Corporate assets primarily include cash and cash equivalents, deferred income tax assets, and property, plant and equipment used in our corporate operations.

Assets of foreign subsidiaries in the KGS segment were $705.1 million and $300.5 million as of June 28, 2026 and December 28, 2025, respectively. As of June 28, 2026, long-lived assets located in Israel totaled $75.2 million, represented approximately 16% of our total consolidated long-lived assets. With the exception of Israel, no single foreign country accounted for more than 10% of the Company’s total long-lived assets. For purposes of this disclosure, long-lived assets consist of property and equipment, net and operating lease right-of-use assets, and exclude cash, receivables, goodwill, and intangible assets.

Note 11. Stockholders Equity - Common Stock

On May 12, 2026, at the Company’s Annual Meeting of Stockholders, the stockholders approved an amendment to the Company’s Certificate of Incorporation. The amendment increased the number of authorized shares of the Company’s common stock, par value $0.001 per share, from 195,000,000 shares to 245,000,000 shares. The amendment became effective upon its filing with the Secretary of State of Delaware on May 20, 2026.

On February 26, 2026, the Company sold 16,428,571 shares of its common stock at a public offering price of $84.00 per share in an underwritten offering. The Company received gross proceeds of approximately $1,380.0 million. After deducting underwriting fees and other offering expenses, the Company received approximately $1,348.4 million in net proceeds. The Company has used and intends to continue to use the net proceeds from the offering to fund (i) capital expenditures, (ii) product and software development, (iii) acquisitions, including the recent acquisitions of Nomad and Orbit, and (iv) general corporate purposes.

On June 27, 2025, the Company sold 14,935,065 shares of its common stock at a public offering price of $38.50 per share in an underwritten offering. The Company received gross proceeds of approximately $575.0 million. After deducting underwriting fees and other offering expenses, the Company received approximately $555.9 million in net proceeds. The Company has used and expects to continue to use the net proceeds of this public equity offering (i) to fund investments and capital expenditures to scale and successfully execute on large, mission critical National Security priorities related to existing programs, recent program awards and significant high-probability pipeline opportunities; (ii) to finance important customer and program targeted acquisitions; (iii) and for general corporate purposes, including pay-down of debt and to pay fees and expenses in connection with this public equity offering. On July 2, 2025, the Company used a portion of the proceeds of the June 2025 public equity offering to pay off the then-outstanding $177.5 million aggregate principal amount of the Term Loan A debt, plus accrued interest, under the 2022 Credit Facility. Following such repayment of the Term Loan A debt, the $200 million revolving credit facility under the 2022 Credit Facility remained undrawn and available to the Company until the 2026 Credit Agreement was executed on February 20, 2026.

Note 12. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales contracted through the U.S. Government, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $318.4 million and $248.7 million, or 69% and 71% of total Kratos revenue, for the three months ended June 28, 2026 and June 29, 2025, respectively, and $573.1 million and $454.2 million, or 69% and 69% of total Kratos revenue, for the six months ended June 28, 2026 and June 29, 2025, respectively.

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

Other Litigation Matters

The Company is subject to normal and routine litigation arising from the ordinary course and conduct of business and, at times, as a result of mergers, acquisitions and dispositions. Such disputes include, for example, commercial, employment, intellectual property, environmental, and securities matters. The aggregate amounts accrued for these matters were not material to the condensed consolidated financial statements as of June 28, 2026. The Company intends to defend itself in any such matters and does not currently believe that the outcome of any such matters will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

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

Forward Exchange Contracts

Changes in the fair values of the foreign currency exchange contracts are recorded each period in earnings. The notional value of the Company’s foreign currency exchange contracts at June 28, 2026 was $30.2 million. At June 28, 2026, the fair value amounts of the foreign currency exchange contracts were a $0.2 million asset and a $0.2 million liability. The net gain from these forward exchange contracts was $0.7 million for the six months ended June 28, 2026, and is included in other income (expense). As of December 28, 2025, the Company did not use hedge accounting for its foreign currency exchange contracts.

Interest Rate Swap Contract

On April 28, 2023, the Company entered into an interest rate swap contract with an initial notional amount of $195.0 million to manage the variability of cash flows associated with the Term Loan A. The interest rate swap contract originally matured on May 1, 2026 and was terminated on June 30, 2025. The swap was at a fixed SOFR of 3.721% and settled monthly on the last day of each calendar month. The Company designated the interest rate swap contract as a cash flow hedge and assessed the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. Changes in fair value (gains and losses) related to derivative financial instruments that qualify as cash flow hedges were deferred in Accumulated Other Comprehensive Income (Loss) (“AOCI”) until the underlying transaction was reflected in earnings. The net gain reclassed from AOCI from the interest rate swap reflected in earnings was $0.3 million and $0.6 million for the three and six months ended June 29, 2025, respectively, and was recorded as an offset to interest expense.

On June 30, 2025, in anticipation of the extinguishment of all outstanding Term Loan A debt under the 2022 Credit Facility, the Company terminated the interest rate swap contract referred to above. The Company received a payment of approximately $0.3 million representing the termination value of the interest rate swap.

Note 15. Collaborative Arrangement

On June 3, 2025, the Company and GE Aerospace (“GE”) announced a formal teaming agreement to advance the development and production of engines for the next generation of affordable unmanned aerial systems and Collaborative Combat Aircraft-type (CCA-type) aircraft. This teaming agreement supersedes an earlier letter of intent and memorandum of understanding between the Company and GE related to the development, testing and fielding of these engines. Under this arrangement, Kratos and GE share in the risks and rewards of the program through various revenue, cost and profit-sharing payment structures. In accordance with FASB ASC Topic 808, Collaborative Arrangements, (“Topic 808”), the accounting for the arrangement is within the scope of ASC 606 for those promised goods and services for which GE is a customer, and the related amounts are presented in revenues and cost of sales as the promised goods and services are provided. The ASC 606 considerations and facts discussed in Note 3. Revenue Recognition apply to this arrangement. Amounts disclosed through June 28, 2026 include activity under the July 22, 2024 memorandum of understanding and the June 3, 2025 superseding teaming agreement. Through June 28, 2026, Kratos has recorded inception-to-date revenues of $34.5 million and cost of sales of $34.5 million related to this arrangement. For the three and six months ended June 28, 2026, Kratos has recorded revenues of $0.8 million and $3.0 million, respectively, and cost of sales of $0.8 million and $2.6 million, respectively, related to this arrangement.

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

Overview

Kratos is a technology, products, system and software company addressing the defense, national security, and commercial markets. Kratos makes true internally funded research, development, capital and other investments, to rapidly develop, produce and field solutions that address our customers’ mission critical needs and requirements. At Kratos, affordability is a technology, and we utilize proven, leading-edge approaches and technology, not unproven bleeding edge approaches or technology, with Kratos’ approach designed to reduce cost, schedule and risk, enabling us to be first to market with cost effective solutions. We believe that Kratos is known as the innovative disruptive change agent in the industry, a company that is an expert in designing products and systems up front for successful rapid, large quantity, low-cost future manufacturing, which is a value add competitive differentiator for our large traditional prime system integrator partners and also to our government and commercial customers. Kratos intends to pursue program and contract opportunities as the prime or lead contractor when we believe our probability of win is high and any investment required by Kratos is within our capital resource comfort level. We intend to partner and team with a large, traditional system integrator when our assessment of probability of win is greater or required investment is beyond Kratos comfort level. Kratos’ primary business areas include, virtualized ground systems for satellites and space vehicles including software for command & control (C2) and telemetry, tracking and control (TT&C), jet powered unmanned aerial drone systems, hypersonic vehicles and rocket systems, propulsion systems for drones, missiles, loitering munitions, supersonic systems, space craft and launch systems, command, control, communication, computing, combat, intelligence surveillance and reconnaissance (C5ISR) and microwave electronic products for missile, radar, air defense, missile defense, space, satellite, counter unmanned aircraft systems (CUAS), directed energy, communication and other systems, and virtual & augmented reality training systems for the warfighter. We believe that there is a generational recapitalization of the defense industrial base and weapon systems occurring globally, including with the United States and its allies, to address individual and potential collective peer and near peer threats, including Russia, China, North Korea and Iran. The Company currently has record levels of backlog and opportunity pipeline. The Company is currently making significant capital, property, plant, equipment and other internally funded investments including the procurement of supply chain components for 3,000 jet engines we expect to produce in the next 15 months to address backlog, expected customer demand, current opportunity pipeline, and expected and potential future program and contract awards, including from or with the Department of War, traditional legacy prime systems integrators and partners and new defense technology companies. Additional investments include: unmanned jet powered aircraft including Kratos Valkyrie ahead of potential contract award; a hypersonic system fabrication and integration facility including for Kratos Zeus solid rocket motors (SRMs) and Erinyes hypersonic flight systems in Indiana; the purchase of long lead items for 60 Oriole SRM’s and 60 Zeus SRM’s for ballistic missile defense; related, hypersonic or other expected customer missions; relocation and expansion of our small turbojet engine production capacity in Michigan; establishment of a planned small turbofan jet engine production facility in Oklahoma; establishment of a radar maintenance overhaul and upgrade facility in Indiana; establishment of a hypersonic system related arc chamber in Indiana; expansion of our existing microwave electronics manufacturing facility in Israel; establishment of an additional microwave electronics facility in Israel, including a space qualified facility; expansion of our machining, milling, casting, 3D printing and additive manufacturing capable facility in the United States to support our jet engine and other product and system manufacturing requirements; establishment of a new facility related to the Sentinel intercontinental ballistic missile (ICBM) program; expansion of our unmanned jet drone manufacturing capability; and expansion of existing and construction of additional classified facilities for certain programs and contracts. Investments related to the Company’s Prometheus venture with RAFAEL Advanced Defense Systems, Ltd and the new turbofan production facility in Oklahoma related to our arrangement with GE Aerospace are expected to ramp up in 2026 and 2027.

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

On April 3, 2026, the Administration released the Fiscal Year 2027 Defense request proposal. This proposal seeks a $1.5 trillion defense expenditure, including a large discretionary base funding of approximately $1.15 trillion and an additional $350 billion of mandatory funding through a new reconciliation bill. The fiscal 2027 Defense Request and related Reconciliation Bill are expected to include significant funding for Golden Dome, Space and Satellite communications, unmanned systems and artificial intelligence, missiles, radars and air defense systems, the nuclear triad and many other systems, initiatives and programs. Additionally, the Administration recently submitted an $88 billion supplemental funding request for FY 2026, of which $67 billion is intended to address costs associated with the Iran conflict and other defense priorities. The FY 2027 defense budget proposal and the 2026 supplemental funding request are subject to Congressional approval, and it is not assured when or if they will be enacted at the levels proposed or that increases in funding will result into increased orders for our programs.

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

We believe continued budget and deficit funding pressures (which are expected), CRAs (which are also expected), future Federal Government debt ceiling issues, and potential Federal Government shutdowns could have serious negative consequences for the security of our country and the defense industrial base, including the Company and the related customers, employees, suppliers, investors, and communities that rely on companies in the defense industrial base. It is possible that budget and program decisions made in such an uncertain environment would have long-term implications for our Company and the entire defense industry. Additionally, funding for certain programs, including those in which we currently participate or are pursuing, may be reduced, delayed or cancelled, and budget uncertainty or funding cuts globally could adversely affect the viability of our customers, partners, teammates, subcontractors, suppliers, and our employee base.

Such a dynamic and challenging federal, DoW and National Security related budgetary environment may negatively impact our customers, partners, suppliers, business and programs, and could have a material adverse effect on our forecasts, estimates, financial position, results of operations and/or cash flows.

We also continue to be affected by various unfavorable macroeconomic conditions including adverse supply chain disruptions as well as cost increases that continue throughout the industry and for Kratos, and related delays in the receipt and delivery of materials, parts, supplies, etc., including the impact of the increased demand for certain electronics and SD cards resulting from consumption by AI data centers, which in certain instances and for certain items is significant. To mitigate the impact of these delays, we have implemented advanced and larger lot purchases of certain materials and parts, which has resulted in an increased use of our working capital, which is expected to continue. In addition, inflation and the related increased costs of inputs needed to execute our business, including materials, parts, supplies, consultants, subcontractors, vendors, etc., have significantly increased our business costs and have adversely impacted our operations, profit margins and financial forecasts.

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

Comparison of Results for the Three Months Ended June 28, 2026 to the Three Months Ended June 29, 2025

Revenues.  Revenues by reporting segment for the three months ended June 28, 2026 and June 29, 2025 are as follows (dollars in millions):

	June 28, 2026	June 29, 2025	$ change	% change
Kratos Government Solutions
Service revenues	167.2	$133.0	$34.2	25.7%
Product sales	212.5	145.3	67.2	46.2%
Total Kratos Government Solutions	$379.7	$278.3	$101.4	36.4%
Unmanned Systems
Service revenues	$2.5	$1.9	$0.6	31.6%
Product sales	76.6	71.3	5.3	7.4%
Total Unmanned Systems	79.1	73.2	5.9	8.1%
Total revenues	$458.8	$351.5	$107.3	30.5%

Total service revenues	$169.7	$134.9	$34.8	25.8%
Total product sales	289.1	216.6	72.5	33.5%
Total revenues	$458.8	$351.5	$107.3	30.5%

Revenues increased $107.3 million to $458.8 million for the three months ended June 28, 2026 from $351.5 million for the three months ended June 29, 2025. Revenues in our KGS segment increased $101.4 million primarily due to increased revenues in our Defense Rocket Support business driven by our hypersonic systems business, as well as growth in our turbine technologies, microwave products and space and training businesses, and the contribution of $18.8 million in revenue from the recent acquisition of Nomad Global Communication Solutions, and $21.4 million in revenue from the recent acquisition of Orbit Technologies. Revenues in our US segment were $79.1 million for the three months ended June 28, 2026, an increase of $5.9 million from $73.2 million in the three months ended June 29, 2025, primarily as a result of Valkyrie aircraft related production during the three months ended June 28, 2026.

Product sales increased $72.5 million to $289.1 million for the three months ended June 28, 2026 from $216.6 million for the three months ended June 29, 2025, primarily due to the acquisitions of Nomad and Orbit, as well as increased production in our KGS and US segments. As a percentage of total consolidated revenues, product sales were 63.0% for the three months ended June 28, 2026 as compared to 61.6% for the three months ended June 29, 2025. Service revenues increased by $34.8 million to $169.7 million for the three months ended June 28, 2026 from $134.9 million for the three months ended June 29, 2025, primarily related to increased activity in our defense rocket support business in our KGS segment.

Cost of Revenues.  Cost of revenues increased $81.0 million to $358.7 million for the three months ended June 28, 2026 from $277.7 million for the three months ended June 29, 2025. The increase in cost of revenues was primarily due to increased revenues in our Defense Rocket Support business driven by our hypersonic systems business, as well as the acquisitions of Nomad and Orbit and the impact of increased labor and material costs.

Gross Margin.  Gross margin increased to 21.8% for the three months ended June 28, 2026 from 21.0% for the three months ended June 29, 2025. Margins on services increased to 22.5% for the three months ended June 28, 2026 from 20.5% for the three months ended June 29, 2025. Margins on products increased to 21.4% for the three months ended June 28, 2026 from 21.3% for the three months ended June 29, 2025. Margins in the KGS segment increased to 22.9% for the three months ended June 28, 2026 from 22.3% for the three months ended June 29, 2025. Margins in the US segment increased to 16.7% for the three months ended June 28, 2026 from 15.8% for the three months ended June 29, 2025.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expenses increased $27.4 million to $87.3 million for the three months ended June 28, 2026 from $59.9 million for the three months ended June 29, 2025 due primarily to increased amortization expense of $8.8 million related to the acquisitions of Nomad and Orbit, increased stock compensation expense of $7.7 million, and the impact of increased revenue volume and headcount. As a percentage of revenues, SG&A increased to 19.0% at June 28, 2026 from 17.0% at June 29, 2025.

Research and Development (“R&D”) Expenses.  R&D expenses increased to $13.6 million for the three months ended June 28, 2026 from $10.2 million for June 29, 2025 primarily due to the acquisition of Orbit. As a percentage of revenues,

R&D increased to 3.0% for the three months ended June 28, 2026 from 2.9% for the three months ended June 29, 2025. R&D expenses are made by the Company, typically in conjunction with our customers, for the Company to achieve a “first to market” position with our products or technology. We also invest in R&D expenses to achieve market leading “designed in” positions on major programs, platforms or systems.

Total Other Income, Net.  The total other income, net was $8.6 million for the three months ended June 28, 2026 and $0.9 million for the three months ended June 29, 2025. The net change of $7.7 million between the three months ended June 29, 2025 and the three months ended June 28, 2026 is primarily related to the reduction of interest expense from the payoff of our long-term debt on July 2, 2025 and an increase in interest income on cash balances, which increased following our June 27, 2025 and February 26, 2026 public offerings.

Provision for Income Taxes. The provision for income taxes for the three months ended June 28, 2026 and the three months ended June 29, 2025 was $2.6 million and $1.7 million, respectively. The provision for income taxes for the three months ended June 28, 2026 and three months ended June 29, 2025 included a benefit of $1.7 million and $0.6 million, respectively, for stock compensation related items. For the three months ended June 28, 2026 and June 29, 2025, the Company utilized the annual effective tax rate method based on the forecasted information provided.

Comparison of Results for the Six Months Ended June 28, 2026 to the Six Months Ended June 29, 2025

Revenues. Revenues by reporting segment for the six months ended June 28, 2026 and June 29, 2025 are as follows (dollars in millions):

	June 28, 2026	June 29, 2025	$ change	% change
Kratos Government Solutions
Service revenues	$298.5	$233.7	$64.8	27.7%
Product sales	369.6	284.1	85.5	30.1%
Total Kratos Government Solutions	$668.1	$517.8	$150.3	29.0%
Unmanned Systems
Service revenues	$5.2	$3.6	$1.6	44.4%
Product sales	156.5	132.7	23.8	17.9%
Total Unmanned Systems	161.7	136.3	25.4	18.6%
Total revenues	$829.8	$654.1	$175.7	26.9%

Total service revenues	$303.7	$237.3	$66.4	28.0%
Total product sales	526.1	416.8	109.3	26.2%
Total revenues	$829.8	$654.1	$175.7	26.9%

Revenues increased $175.7 million to $829.8 million for the six months ended June 28, 2026 from $654.1 million for the six months ended June 29, 2025. Revenues in our KGS segment increased $150.3 million, primarily due to increased revenues in our Defense Rocket Support business driven by our hypersonic business, as well as growth in our Space, Cyber and Training, Turbine Technologies and Microwave Products businesses, and the contribution of $26.2 million and $34.8 million in revenues from the acquisitions of Nomad and Orbit, respectively. Revenues in our US segment were $161.7 million for the six months ended June 28, 2026, an increase of $25.4 million from $136.3 million for the six months ended June 29, 2025, primarily reflecting increased tactical drone activity during the six months ended June 28, 2026.

Product sales increased $109.3 million to $526.1 million for the six months ended June 28, 2026 from $416.8 million for the six months ended June 29, 2025, primarily due to increased production activity in the Company’s US Segment and in the Defense Rocket Support, Space, Training and Cyber, Microwave Products and Turbine Technologies businesses in KGS, as well as the acquisitions of Nomad and Orbit. As a percentage of total revenue, product sales were 63.4% for the six months ended June 28, 2026 as compared to 63.7% for the six months ended June 29, 2025. Service revenues increased by $66.4 million to $303.7 million for the six months ended June 28, 2026 from $237.3 million for the six months ended June 29, 2025. The increase was primarily related to increased activity in our defense rocket support businesses in our KGS segment.

Cost of Revenues. Cost of revenues increased $133.4 million to $640.1 million for the six months ended June 28, 2026 from $506.7 million for the six months ended June 29, 2025. The increase in cost of revenues was primarily a result of the increase in revenues discussed above as well as the impact of increased labor and material costs.

Gross Margin. Gross margin increased to 22.9% for the six months ended June 28, 2026 from 22.5% for the six months ended June 29, 2025. Gross margin on services increased to 24.0% for the six months ended June 28, 2026 from 22.9% for the six months ended June 29, 2025. Gross margin on product sales decreased to 22.2% for the six months ended June 28, 2026 from 22.3% for the six months ended June 29, 2025. Gross margin in the KGS segment was 24.3% for the six months ended June 28, 2026, consistent with 24.3% for the six months ended June 29, 2025. Gross margin in the US segment increased to 16.9% for the six months ended June 28, 2026 from 15.8% for the six months ended June 29, 2025 due primarily to the more favorable mix of revenues in the six months ended June 28, 2026.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $42.7 million from $116.9 million for the six months ended June 29, 2025 to $159.6 million for the six months ended June 28, 2026 due to increased amortization expense of $13.4 million related to the acquisitions of Nomad and Orbit, increased stock compensation expense of $14.0 million, and the impact of increased revenue volume and headcount. As a percentage of revenues, SG&A increased to 19.2% at June 28, 2026, from 17.9% at June 29, 2025.

Research and Development (“R&D”) Expenses. R&D expenses were $24.3 million for the six months ended June 28, 2026 and $20.2 million for the six months ended June 29, 2025. As a percentage of revenues, R&D expenses decreased to 2.9% for the six months ended June 28, 2026 from 3.1% for the six months ended June 29, 2025. R&D expenses are made by the Company, typically in conjunction with our customers, for the Company to achieve a “first to market” position with our products or technology. We also invest in R&D expenses to achieve market leading “designed in” positions on major programs, platforms or systems.

Total Other Income (Expense), Net. Total other income (expense), net increased to income of $13.7 million for the six months ended June 28, 2026 from expense of $0.3 million for the six months ended June 29, 2025. The increase in total other income (expense), net of $14.0 million was primarily related to the reduction of interest expense from the payoff of our Term Loan A debt on July 2, 2025 and an increase in interest income on cash balances which increased following our June 27, 2025 and February 27, 2026 public offerings, and due to the receipt of a research and development tax related refund received by one of the Company’s international businesses.

Provision (benefit) for Income Taxes. The provision for income taxes for the six months ended June 28, 2026 and the six months ended June 29, 2025 was $0.5 million and $2.6 million, respectively. The provision for income taxes for the six months ended June 28, 2026 and the six months ended June 29, 2025 include a benefit of $8.9 million and $2.2 million, respectively, for stock compensation related items. For the six months ended June 28, 2026 and June 29, 2025, the Company utilized the annual effective tax rate method based on the forecasted information provided.

Backlog

On June 28, 2026, we had approximately $2.084 billion of total backlog, of which $1.572 billion was funded. We expect to recognize approximately 35% of the remaining total backlog as revenue in fiscal year 2026, an additional 35% in fiscal year 2027 and the balance thereafter. Our comparable total backlog balance as of June 29, 2025, was approximately $1.414 billion, of which $1.125 billion was funded. Backlog as of June 28, 2026 as compared to June 29, 2025 has increased primarily as a result of contract awards in our Space, Satellite and Training, Defense Rocket Support Services, Microwave Products and Unmanned Systems businesses, as well as the impact of the acquisitions of Nomad and Orbit which contributed approximately $243.4 million to the increase in backlog.

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

Liquidity and Capital Resources

As of June 28, 2026, we had cash and cash equivalents of $1,437.6 million compared with cash and cash equivalents of $560.6 million as of December 28, 2025, which includes $78.1 million and $30.3 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, however, earnings of these foreign subsidiaries are essentially considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the United States they could be repatriated, and their repatriation into the United States may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

Our total long-term debt at June 28, 2026 remains at zero reflecting the extinguishment on July 2, 2025 of all outstanding Term Loan A debt under the 2022 Credit Facility. The then outstanding Term Loan A aggregate principal balance of $177.5 million, plus accrued interest, was paid in full utilizing a portion of the proceeds we received from the June 27, 2025 public equity offering that generated net proceeds of approximately $555.9 million, which is described further in Note 11 to the accompanying unaudited condensed consolidated financial statements. The new undrawn $300.0 million revolving credit facility (see Note 9) remains active and available to the Company less approximately $2.1 million of domestic letters of credit outstanding. Foreign letters of credit outstanding of $29.0 million do not impact the availability of the Revolving Credit Facility.

We use our operating cash flow to finance trade accounts receivable, fund necessary increases in inventory including increasing inventory stock levels and advance buys in larger lot sizes to gain pricing benefits where possible, in order to mitigate the impact of supply chain disruptions and price increases, utilize working capital to fund revenue growth, fund prepayments required for long lead items necessary for production, fund internal investments of engineering and software development costs, fund capital expenditures, our internal research and development investments and our ongoing operations, service our debt, enhance our security infrastructure, including cyber security infrastructure, and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services because a number of our receivables are contractually billable and due to us only when certain contractual milestones are achieved. Financing increases in inventory balances are necessary to fulfill shipment requirements to meet delivery schedules of our customers, to fund advanced inventory purchases to mitigate supply chain disruptions and fluctuations in demand for critical components, and to fund production for work in progress and increased inventory levels and prepayments for long-lead materials related to production and revenue growth. These financing requirements have increased and have recently negatively impacted our operating cash flows due to actions we have taken to advance inventory purchases in an attempt to mitigate supply chain disruptions and to bolster our inventory levels. For the six months ended June 28, 2026, approximately $36.6 million of operating cash flow use was related to increases in prepaid expenses and other assets which also include certain vendor prepayments and deposits related to the procurement of long-lead materials and inventory and certain investments we are making for unmanned systems initiatives. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our days sales outstanding (“DSO”) have decreased from 124 days as of December 28, 2025 to 114 days at June 28, 2026, primarily reflecting the timing of outstanding contractual billing milestones and our internal revenue growth as well as the impact of the recent Nomad and Orbit acquisitions. Our DSO's are impacted by the achievement of contractual billing milestones such as equipment shipments and deliveries on certain products, the receipt of contractual funding, and for certain flight requirements that must be fulfilled on certain aerial target programs, or final milestone billings which are not due until completion on certain projects, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time.

A summary of our net cash provided by (used in) operating activities, investing activities, and financing activities from our condensed consolidated statements of cash flows is as follows (in millions):

	Six Months Ended
	June 28, 2026	June 29, 2025
Net cash used in operating activities	$(38.4)	$(40.9)
Net cash used in investing activities	(375.3)	(43.1)
Net cash provided by financing activities	1,291.2	536.3

Net cash used in operating activities was $38.4 million for the six months ended June 28, 2026. Net cash used in operating activities for the six months ended June 28, 2026 was primarily a result of net income of $16.3 million and changes in net working capital accounts of $134.2 million partially offset by noncash charges of $79.5 million which primarily includes stock compensation, depreciation and amortization. Net cash used in operating activities was $40.9 million for the six months ended June 29, 2025. Net cash used in operating activities for the six months ended June 29, 2025 was primarily a result of net income of $7.4 million and changes in net working capital accounts of $94.1 million partially offset by noncash charges of $45.8 million which includes stock compensation, depreciation and amortization.

Net cash used in investing activities was $375.3 million for the six months ended June 28, 2026 and is comprised primarily of $346.8 million of payments for acquisitions and $37.1 million of capital expenditures. During the six months ended June 28, 2026, capital expenditures of approximately $10.9 million were incurred in our US business, primarily related to our unmanned tactical initiative. We expect our capital expenditures for fiscal year 2026 to continue to be significant for investments we are making, specifically in our US business totaling approximately $35 to $40 million, including approximately $25 to $30 million for capital aerial drones and related support equipment. The Company is currently producing or anticipates producing several versions of the Valkyrie within the 24 unit production, based on routine communications with the customers, which mix and ultimate duration of the 24 Lot Build may change as a result. The Company’s small jet engines are currently “designed in” on certain cruise missiles and loitering munitions, certain of which the Company may receive indications of or production contracts for, which could result in the Company ordering or acquiring related hardware for in 2026, which could impact our cash flow. Net cash used in investing activities was $43.1 million for the six months ended June 29, 2025 and is comprised of $43.1 million in capital expenditures. During the six months ended June 29, 2025, capital expenditures of approximately $16.8 million were incurred in our US business, primarily related to our unmanned tactical initiative. During the six months ended June 28, 2026, the company funded $6.9 million related to its investment in the Prometheus Energetics (“Prometheus”) joint venture with RAFAEL Advanced Defense Systems, Ltd. (“RAFAEL”). Kratos and RAFAEL (through its U.S. based subsidiary RAFAEL USA) have jointly committed up to a combined total of $175 million in capital for the establishment of Prometheus and required property, plant, equity and personnel needed for the new, state-of-the-art SRM and energetics manufacturing campus and facilities. The Company expects to fund approximately $50 million to the Prometheus joint venture during 2026.

Net cash provided by financing activities was $1,291.2 million for the six months ended June 28, 2026, which included net proceeds from the issuance of common stock of approximately $1,348.4 million (see Note 11 to the accompanying unaudited condensed consolidated financial statements) and employee stock purchase plan receipts of $5.3 million. These receipts were partially offset by payroll withholding taxes paid from vested restricted stock traded for taxes of $59.1 million, and payments made on financing lease obligations of $2.0 million. Net cash used in financing activities was $536.3 million for the six months ended June 29, 2025, which included employee stock purchase plan receipts of $4.6 million and net proceeds from the issuance of common stock of approximately $555.9 million (see Note 11 to the accompanying unaudited condensed consolidated financial statements). These proceeds were partially offset by $5.0 million of principal payments on our Term Loan A, payroll withholding taxes paid from vested restricted stock traded for taxes of $18.3 million and payments made on financing lease obligations of $0.9 million.

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

(b) 2026 Credit Facility

On February 20, 2026, the Company entered into a Credit Agreement (the “2026 Credit Agreement”), by and among the Company, the guarantors from time to time party thereto, the lenders from time to time party thereto (the “Lenders”), and
PNC Bank, National Association (the “Administrative Agent”), in its capacity as administrative agent, and as swingline loan lender and issuing lender. The 2026 Credit Agreement establishes a five-year senior secured credit facility which is comprised of a $300 million revolving credit facility (which includes sub-facilities for the incurrence of up to $35.0 million of swingline loans and the issuance of up to $50.0 million of Letters of Credit). Letters of credit outstanding under the 2022 Credit
Agreement have been transferred to the 2026 Credit Agreement. The 2026 Credit Agreement contemplates uncommitted incremental credit facilities of up to $135.0 million. As of June 28, 2026, the Company has no amounts outstanding under the Revolving Credit Facility, with $300.0 million remaining in borrowing capacity, less approximately $2.1 million of domestic letters of credit outstanding. Foreign letters of credit outstanding of $29.0 million does not impact the availability of the Revolving Credit Facility.

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

The Company has capitalized and is amortizing the debt issuance costs over the term of the facility. The unamortized balance at June 28, 2026 and December 28, 2025 were $1.6 million and $0.4 million respectively.

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

Our results of operations for the three and six months ended June 28, 2026, include the activity of Nomad Global Communication Solutions, Incorporated ("Nomad GCS"), which was acquired on February 11, 2026, and Orbit Technologies, Ltd. ("Orbit"), which was acquired on March 2, 2026.

Pursuant to ASC 805, Business Combinations, the initial purchase price allocations for these acquisitions remain provisional as of June 28, 2026. The identification and valuation of intangible assets for Nomad GCS have been finalized, subject to pending tax-related adjustments, while the valuation for Orbit remains in progress. Accordingly, the excess of purchase consideration over the preliminary fair values of net assets acquired has been allocated to goodwill.

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 28, 2026.

Changes in Internal Control Over Financial Reporting

 During the fiscal quarter ended March 29, 2026, the Company completed the acquisitions of Orbit Technologies Ltd. on March 2, 2026 and Nomad Global Communication Solutions, Incorporated on February 11, 2026. The Company is in the process of integrating the operations, systems and internal controls of these acquired businesses into its overall internal control over financial reporting environment and, as part of that process, is evaluating and, where appropriate, implementing additional controls and procedures related to financial reporting, including controls over purchase accounting and related estimates. Other than the integration activities associated with these acquisitions, there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 28, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 16, 2026, pursuant to an Agreement and Plan of Merger among the Company, Nomad Global Communication Solutions, Incorporated, a Montana corporation (“Nomad”), the shareholders of Nomad, and the other parties thereto, the Company issued 14,768 shares of its common stock to the former Nomad shareholders. The shares were issued as part of the consideration for the Company’s acquisition of all of the outstanding capital stock of Nomad. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act as sales by an issuer not involving any public offering.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

    Not applicable.

Item 5.  Other Information.

(c)    Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 28, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as described in the table below:

Name	Title	Action	Applicable Date	Expiration Date	Rule 10b5-1 Trading Arrangement? (Y/N)(1)	Aggregate Number of Securities Subject to Trading Arrangement
Eric DeMarco	Chief Executive Officer, President	Modification	5/15/2026	8/15/2029	Y	1,500,000	(2)
							(3) (4)
Deanna Lund	Executive Vice President, Chief Financial Officer	Adopted	6/13/2026	12/31/2028	Y	199,285	(3)

Thomas Mills	President, C5ISR Systems	Adopted	5/29/2026	9/01/2027	Y	9,011	(3)

Marie Mendoza	Senior Vice President, General Counsel	Adopted	6/12/2026	11/15/2028	Y	43,002	(3)

Scot Jarvis	Director	Adopted	6/15/2026	12/31/2026	Y	20,123	(3)

Steven Fendley	President, Unmanned Systems	Adopted	5/11/2026	8/31/2027	Y	84,000	(3)

(1) Denotes whether the trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).

(2) On May 15, 2026, Mr. DeMarco modified a Rule 10b5-1 trading arrangement that was previously adopted on March 6, 2026 for the sale of up to 800,000 shares of our common stock over a period ending June 5, 2029.

(3) This number represents the maximum number of shares of our common stock that may be sold pursuant to the trading arrangement. The number of shares actually sold will depend on the satisfaction of certain conditions set forth in the trading arrangement.

(4) As of June 28, 2026, Mr. DeMarco beneficially owned (including indirect holdings) 1,124,690 shares of our common stock. In addition, as of June 28, 2026, 745,000 deferred restricted stock units (RSUs) granted to Mr. DeMarco, representing non-qualified deferred compensation, have vested but remain subject to a previously agreed to 5-year deferral period before issuance and release, which substantially all subject RSUs are scheduled to be released by January 2029, and an additional 750,000 RSUs granted to Mr. DeMarco are currently unvested and will only vest upon achievement of applicable vesting terms described in our proxy statement on Schedule 14A filed with the SEC on April 2, 2026. Each RSU represents a contingent right to receive one share of the Company’s common stock.

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ MARIA CERVANTES DE BURGREEN
Maria Cervantes de Burgreen
Vice President and Corporate Controller
(Principal Accounting Officer)
Date:	August 4, 2026