Form 10-Q
period 2026-09-27
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2026-11-05
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of October 30, 2026, 188,273,508 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2026

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)

	September 27, 2026
	(Unaudited)	December 28, 2025
Assets
Current assets:
Cash and cash equivalents	$1,404.3	$560.6
Accounts receivable, net	191.2	165.0
Unbilled receivables, net	454.3	292.4
Inventoried costs, net	244.5	188.2
Prepaid expenses	18.5	12.9
Other current assets	84.6	43.8
Total current assets	2,397.4	1,262.9
Property, plant and equipment, net	465.5	361.9
Operating lease right-of-use assets, net	52.8	43.4
Goodwill	853.5	595.7
Intangible assets, net	233.2	53.9
Other assets	163.7	144.4
Investment in joint venture	21.1	5.0
Total assets	$4,187.2	$2,467.2
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$112.8	$69.6
Accrued expenses	102.0	60.5
Accrued compensation	89.2	82.3
Billings in excess of costs and earnings on uncompleted contracts	94.7	73.4
Current portion of operating lease liabilities	13.9	12.8
Current portion of finance lease liabilities	5.7	3.4
Other current liabilities	24.2	9.0
Total current liabilities	442.5	311.0
Operating lease liabilities, net of current portion	42.1	33.8
Finance lease liabilities, net of current portion	184.3	95.8
Other long-term liabilities	67.0	30.3
Total liabilities	735.9	470.9
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at September 27, 2026 and December 28, 2025	—	—
Common stock, $0.001 par value, 245,000,000 shares authorized and 187,724,272 shares issued and outstanding at September 27, 2026; 195,000,000 shares authorized and 168,875,032 shares issued and outstanding at December 28, 2025	0.2	0.2
Additional paid-in capital	4,076.2	2,635.9
Accumulated other comprehensive income	0.7	2.1
Accumulated deficit	(625.8)	(641.9)
Total stockholders’ equity	3,451.3	1,996.3
Total liabilities and stockholders’ equity	$4,187.2	$2,467.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Service revenues	$176.9	$117.4	$480.6	$354.7
Product sales	294.9	230.2	821.0	647.0
Total revenues	471.8	347.6	1,301.6	1,001.7
Cost of service revenues	138.6	91.2	369.5	274.1
Cost of product sales	227.2	179.3	636.4	503.1
Total costs	365.8	270.5	1,005.9	777.2
Gross profit	106.0	77.1	295.7	224.5
Selling, general and administrative expenses	95.0	59.8	254.6	176.7
Merger and acquisition expenses	0.9	0.2	3.6	0.2
Research and development expenses	15.0	10.0	39.3	30.2
Operating income (loss)	(4.9)	7.1	(1.8)	17.4
Other income:
Interest income, net	8.7	4.6	23.4	2.5
Other income (expense), net	0.8	0.2	(0.2)	2.0
Total other income, net	9.5	4.8	23.2	4.5
Income before income taxes	4.6	11.9	21.4	21.9
Provision for income taxes	4.8	3.2	5.3	5.8
Net income (loss)	$(0.2)	$8.7	$16.1	$16.1

Basic income per common share	$0.00	$0.05	$0.09	$0.10
Diluted income per common share	$0.00	$0.05	$0.09	$0.10

Weighted average common shares outstanding:
Basic	188.8	170.5	184.8	160.1
Diluted	188.8	172.9	186.7	162.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net income (loss)	$(0.2)	$8.7	$16.1	$16.1
Change in unrealized cash flow hedge (net of taxes of $0.0 million and $0.1 million for the three and nine month periods ended September 28, 2025)	—	—	—	(0.5)
Change in cumulative translation adjustment, net of tax	0.1	(0.4)	(1.4)	3.4
Comprehensive income (loss)	$(0.1)	$8.3	$14.7	$19.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended September 27, 2026 and September 28, 2025
(in millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amounts
Balance, June 29, 2025	168.6	$0.2	$2,613.5	$2.8	$(656.5)	$1,960.0
Stock-based compensation	—	—	9.1	—	—	9.1
Issuance of common stock for employee stock purchase plan and stock awards	0.2	—	5.3	—	—	5.3
Restricted stock issued and related taxes	—	—	(0.9)	—	—	(0.9)
Loss on interest rate swap contract	—	—	—	(0.3)	—	(0.3)
Net income	—	—	—	—	8.7	8.7
Other comprehensive loss, net of tax	—	—	—	(0.4)	—	(0.4)
Balance, September 28, 2025	168.8	$0.2	$2,627.0	$2.1	$(647.8)	$1,981.5

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amounts
Balance, June 28, 2026	187.6	$0.2	$4,051.6	$0.6	$(625.6)	$3,426.8
Stock-based compensation	—	—	18.1	—	—	18.1
Issuance of common stock for employee stock purchase plan and stock awards	0.1	—	6.7	—	—	6.7
Restricted stock issued and related taxes	—	—	(0.2)	—	—	(0.2)
Net loss	—	—	—	—	(0.2)	(0.2)
Other comprehensive income, net of tax	—	—	—	0.1	—	0.1
Balance, September 27, 2026	187.7	$0.2	$4,076.2	$0.7	$(625.8)	$3,451.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the nine months ended September 27, 2026 and September 28, 2025
(in millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 29, 2024	151.1	$0.2	$2,017.4	$(0.5)	$(663.9)	$1,353.2
Stock-based compensation	—	—	26.4	—	—	$26.4
Issuance of common stock for employee stock purchase plan and stock awards	0.5	—	9.9	—	—	$9.9
Restricted stock issued and related taxes	1.1	—	(19.2)	—	—	$(19.2)
Issuance of common stock for equity raise	14.9	—	555.9	—	—	$555.9
Issuance of common stock for acquisitions	1.2	—	36.6	—	—	$36.6
Loss on interest rate swap contract	—	—	—	(0.8)	—	$(0.8)
Net income	—	—	—	—	16.1	$16.1
Other comprehensive income, net of tax	—	—	—	3.4	—	$3.4
Balance, September 28, 2025	168.8	$0.2	$2,627.0	$2.1	$(647.8)	$1,981.5

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 28, 2025	168.9	$0.2	$2,635.9	$2.1	$(641.9)	$1,996.3
Stock-based compensation	—	—	49.4	—	—	49.4
Issuance of common stock for employee stock purchase plan and stock awards	0.3	—	12.0	—	—	12.0
Restricted stock issued and related taxes	1.1	—	(59.3)	—	—	(59.3)
Issuance of common stock for equity raise	16.4	—	1,348.4	—	—	1,348.4
Issuance of common stock for acquisitions	1.0	—	89.8	—	—	89.8
Net income	—	—	—	—	16.1	16.1
Other comprehensive loss, net of tax	—	—	—	(1.4)	—	(1.4)
Balance, September 27, 2026	187.7	$0.2	$4,076.2	$0.7	$(625.8)	$3,451.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	September 27, 2026	September 28, 2025
Operating activities:
Net income	$16.1	$16.1
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	63.9	34.1
Deferred income taxes	(3.0)	(0.1)
Amortization of lease right-of-use assets	10.4	9.0
Stock-based compensation	49.4	26.4
Amortization of deferred financing costs	0.2	0.4
Loss on extinguishment of debt	—	0.5
Provision for doubtful accounts	0.1	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(3.5)	(16.5)
Unbilled receivables	(153.6)	(80.5)
Inventoried costs	(23.5)	0.9
Prepaid expenses and other assets	(34.9)	(31.5)
Operating lease liabilities	(10.9)	(8.8)
Accounts payable	35.5	(14.3)
Accrued expenses	27.7	28.2
Accrued compensation	(6.2)	(3.0)
Billings in excess of costs and earnings on uncompleted contracts	(9.5)	(14.7)
Income tax receivable and payable	(2.8)	1.0
Other liabilities	1.0	(1.4)
Net cash used in operating activities	(43.6)	(54.2)
Investing activities:
Cash paid for acquisitions, net of cash acquired	(346.8)	—
Investment in joint venture	(16.1)	—
Proceeds from sale of assets	13.9	—
Capital expenditures	(67.3)	(71.1)
Proceeds from state grant for capital construction	7.6	—
Net cash used in investing activities	(408.7)	(71.1)
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	1,348.4	555.9
Repayment under credit facility and term loan	—	(185.0)
Debt issuance costs	(1.4)	—
Payments under finance leases	(3.2)	(1.4)
Payments of employee taxes withheld from share-based awards	(59.3)	(19.2)
Proceeds from shares issued under equity plans	12.0	9.9
Net cash provided by financing activities	1,296.5	360.2
Net cash provided	844.2	234.9
Effect of exchange rate changes on cash and cash equivalents	(0.5)	1.7
Net increase in cash and cash equivalents	843.7	236.6
Cash and cash equivalents at beginning of period	560.6	329.3
Cash and cash equivalents at end of period	$1,404.3	$565.9

Supplemental disclosure of cash flow information:
Cash paid for interest (excluding finance lease interest)	$0.2	$6.5
Cash paid for income taxes	$9.4	$4.6
Non-cash investing and financing activities:
Finance lease obligation recognized	$93.6	$23.8
Capital expenditures included in accounts payable and accrued expenses	$3.5	$6.1
Common stock issuance for contingent acquisition consideration	$1.0	$—
Common stock issuance for acquisition	$88.8	$36.6

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

(a)    Basis of Presentation

 The information as of September 27, 2026 and for the three and nine months ended September 27, 2026 and September 28, 2025 is unaudited. The condensed consolidated balance sheet as of December 28, 2025 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with generally accepted accounting principles in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 28, 2025, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2026 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

(b)    Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries. Investments in entities over which the Company has the ability to exercise significant influence, but not control, are accounted for under the equity method. All inter-company transactions have been eliminated in consolidation.

(c)    Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year. The three month periods ended September 27, 2026 and September 28, 2025 consisted of 13-week periods. There are 52 calendar weeks in the fiscal years ending on December 27, 2026 and December 28, 2025.

(d)    Use of Estimates

There have been no significant changes in the Company’s accounting estimates for the nine months ended September 27, 2026 as compared to the accounting estimates described in the Form 10-K.

(e)    Fair Value of Financial Instruments

The Company uses forward exchange contracts from time to time to manage foreign currency risks associated with certain transactions, specifically forecasted materials and salaries paid in foreign currencies. These derivative instruments are measured at fair value using observable market inputs such as foreign currency exchange rates and interest rates. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At September 27, 2026, the derivative instruments were included in other current assets and other long-term liabilities on the Company's condensed consolidated balance sheets. At December 28, 2025, the Company did not have any forward exchange contracts in place.

The Company also had entered into an interest rate swap contract in order to mitigate the exposure to interest rate movements associated with the Company’s Term Loan A. On June 30, 2025, in anticipation of the extinguishment of all outstanding Term Loan A debt under the 2022 Credit Facility, the Company terminated this interest rate swap contract.

The carrying amounts and the related fair values of the Company’s derivative instruments measured at fair value on a recurring basis at September 27, 2026 and December 28, 2025 are presented in Note 14.

The carrying value of all financial instruments, including cash equivalents, accounts receivable, unbilled receivables, accounts payable, accrued expenses, billings in excess of cost and earnings on uncompleted contracts and income taxes payable, approximated their estimated fair values at September 27, 2026 and December 28, 2025 due to the short-term nature of these instruments.

(f)     Recent Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2025-10 Accounting for Government Grants Received by Business Entities (“ASU 2025-10”), which provides guidance on how companies should recognize, measure, and present government grants. The new standard ASU 2025-10 is effective for annual and interim reporting periods beginning after December 15, 2028. It allows for a modified prospective, modified retrospective, or full retrospective approach. A cumulative‑effect adjustment to opening equity is required only when applying the modified retrospective transition method; the full retrospective approach requires restatement of prior periods, and the modified prospective approach does not require a cumulative-effect adjustment. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2025-10 on its consolidated financial position, results of operations and cash flows.

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

Other accounting standards updates adopted and/or issued, but not effective until after September 27, 2026, are not expected to have a material effect on the Company’s consolidated financial position, results of operations and/or cash flows.

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

After construction of the plant and once RAFAEL’s technology transfers are completed and certified for operations, Prometheus is projected to begin production of SRMs and energetics in 2028. As of the date of this Quarterly Report, the Company has incurred minimal amounts of expense related to the establishment of Prometheus and has contributed approximately $21.1 million in capital which is recorded in the Condensed Consolidated Balance Sheets as “Investment in joint venture” accounted for under the equity method.

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

The purchase price allocation remains preliminary as the valuation of identifiable intangible assets and the finalization of other acquired asset and liability balances are still in process. These items remain provisional while the Company obtains additional information relevant to determining their fair values. No material adjustments are expected. The operating results of this acquisition have been included in the Company’s results of operations from the effective acquisition date.

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

The following table summarizes the preliminary allocation of the purchase price over the estimated fair values of the Orbit assets acquired and liabilities assumed (in millions):

Cash	$42.3
Accounts receivable	26.6
Inventoried costs, net	18.8
Other current assets	7.0
Property and equipment	15.9
Intangible assets	138.3
Other assets	0.6
Total assets acquired	249.5
Accounts payable	(7.6)
Accrued expenses	(11.9)
Accrued compensation	(8.6)
Deferred revenue	(3.8)
Other current liabilities	(5.0)
Finance lease liabilities	(8.7)
Other liabilities	(21.0)
Total liabilities assumed	(66.6)
Goodwill	169.8
Total consideration transferred	$352.7

Based on the Company’s preliminary estimate of fair value as of March 2, 2026, the identifiable intangible assets include the amounts in the following table ($ in millions):

Intangible	Estimated Life	Value
Customer relationships	6	82.0
Developed technology (SATCOM, EO and TT&C)	5	33.4
Developed technology (AMS)	7	18.5
Trade names	3	4.4
Total		$138.3

The amounts of revenue and operating loss of the acquired Orbit business included in the Company’s consolidated statement of operations for the three months ended September 27, 2026 were $23.3 million and $1.9 million, respectively, and for the nine months ended September 27, 2026 were $58.0 million and $2.0 million, respectively.

The value of customer relationships was estimated using the multi‑period excess earnings method (“MPEEM”), an income approach (Level 3), which converts projected revenues and costs into cash flows attributable solely to the acquired customer relationships. Consistent with this approach, returns on contributory assets, including working capital, fixed assets, assembled workforce, technology, and trademarks were deducted to isolate cash flows attributable to the relationships. These cash flows were discounted at a rate of 11.0%, resulting in an estimated fair value of $82.0 million for Orbit customer relationships. The value of developed technology was estimated using the relief‑from‑royalty method, an income approach (Level 3), which measures the economic benefit derived from ownership of the technology rather than paying market‑based royalties. Royalty rates of 10.0% for SATCOM and 7.0% for EO & TT&C were applied to projected revenues and discounted at 11.0%, resulting in a combined fair value of $33.4 million. The value of the AMS developed technology was also estimated using the relief‑from‑royalty method, applying a 7.0% royalty rate to projected revenues and discounting at 11.0%, resulting in a fair value of $18.5 million. The value of the Orbit trade name was also estimated using the relief‑from‑royalty method, applying a 1.0% royalty rate to projected revenues and discounting at 11.0%, resulting in a fair value of $4.4 million. Significant unobservable inputs supporting these Level 3 valuations include royalty rates ranging from 1% to 10%, customer‑relationship discount rates of 11.0%, and other assumptions consistent with the weighted average cost of capital developed for the acquisition.

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

Pursuant to the Nomad Merger Agreement, the purchase consideration consisted of (i) 972,136 shares of Kratos common stock with a fair value of $88.8 million issued on February 11, 2026 to the former Nomad shareholders in a private placement, and (ii) approximately $36.8 million in cash paid to extinguish certain of Nomad’s existing indebtedness and to fund other payments contractually required at closing in accordance with the acquisition agreement.

In addition, the transaction includes post-closing contingent consideration and holdback arrangements with the following terms, measured at acquisition-date fair value in accordance with ASC 805:

•Contingent Consideration ($10.0 million recognized amount): Corresponds to the contractual provision requiring the issuance of up to $10 million of additional shares of Kratos common stock upon the achievement of certain future financial performance metrics. This contingent consideration is classified as a liability and is subject to subsequent remeasurement through earnings at each reporting period until the contingencies are resolved. This contingent consideration is classified as a liability and is measured at fair value on a recurring basis using Level 3 unobservable inputs (primarily probability-weighted financial metrics). As of September 27, 2026, the estimated fair value of the liability remained $10.0 million, and any period-over-period remeasurement adjustments were immaterial.

•Compliance, Tax, and Other Matters Holdback ($8.0 million recognized amount): Corresponds to holdback amounts set aside from the purchase price to satisfy potential post-closing adjustments or liabilities related to compliance, tax, and other specified matters. These amounts are held for potential claims by the Company against the sellers and are payable to the sellers or refundable to the Company upon resolution. During the nine months ended September 27, 2026, the Company issued $1.0 million of common stock in partial settlement of certain holdback matters that were satisfied. Accordingly, on April 17, 2026, the Company registered 14,768 shares with the SEC of Kratos common stock issued to the former Nomad shareholders on April 16, 2026 related to the settlement of $1.0 million of certain holdback matters.

•Indemnification Holdback ($5.0 million recognized amount): Corresponds to holdback amounts designated for general post-closing indemnification claims. These funds are held for potential claims arising from breaches of representations or warranties and are payable to the sellers upon expiration of the holdback period, net of valid claims brought by the Company.

The purchase price is subject to adjustment for net working capital and indebtedness, as defined in the Merger Agreement. Kratos granted the former shareholders of Nomad certain registration rights under the Nomad Merger Agreement and registered the 972,136 shares of Kratos common stock issued to the former Nomad shareholders on February 11, 2026 with the SEC on February 12, 2026. The Company and the former shareholders of Nomad are currently in discussions to settle the net working capital adjustments and expect to resolve any outstanding matters during the fourth quarter of 2026. The Company incurred approximately $1.1 million of acquisition-related costs in connection with the Nomad acquisition, which were expensed as incurred and recorded within Selling, general and administrative expenses. The acquired Nomad business is included in the KGS segment.

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

The following table summarizes the allocation of the purchase price over the estimated fair values of the Nomad assets acquired and liabilities assumed ($ in millions):

Cash	$0.4
Accounts receivable	9.2
Inventoried costs, net	3.9
Property and equipment	20.5
Other current assets	3.1
Intangible assets	67.9
Other assets	21.9
Total assets acquired	126.9
Accounts payable	(4.6)
Accrued expenses	(2.5)
Accrued compensation	(4.5)
Deferred revenue	(26.9)
Other current liabilities	(2.4)
Finance lease liabilities	(14.4)
Other liabilities	(11.0)
Total liabilities assumed	(66.3)
Goodwill	88.0
Total consideration transferred	$148.6

The identifiable intangible assets recognized in the Nomad acquisition are summarized as follows (in millions):

Intangible	Estimated Life	Value
Customer relationships	7	46.0
Developed technology	9	21.0
Trade names	8	0.9
Total		$67.9

The amounts of revenue and operating loss of the Nomad acquisition included in the Company’s consolidated statement of operations for the three months ended September 27, 2026 were $20.4 million and $7.7 million, respectively, and for the nine months ended September 27, 2026 were $46.6 million and $10.8 million, respectively.

The value of customer relationships was estimated using the multi‑period excess earnings method (“MPEEM”), an income approach (Level 3), which converts projected revenues and costs into cash flows attributable solely to the acquired customer relationships. Consistent with this approach, returns on contributory assets, including working capital, fixed assets, assembled workforce, technology, and trademarks were deducted to isolate cash flows attributable to the relationships. These cash flows were discounted at a rate of 13.5%, resulting in an estimated fair value of $46.0 million for Nomad customer relationships. The value of developed technology was estimated using the relief‑from‑royalty method, an income approach (Level 3), which measures the economic benefit derived from ownership of the technology rather than paying market‑based royalties. A royalty rate of 4.0% was applied to projected revenues and discounted at 13.5%, resulting in a fair value of $21.0 million. The value of the Nomad trade name was also estimated using the relief‑from‑royalty method, applying a 1.0% royalty rate to projected revenues and discounting at 13.5%, resulting in a fair value of $0.9 million. Significant unobservable inputs supporting these Level 3 valuations include royalty rates ranging from 1% to 4%, customer‑relationship discount rates of 13.5%, and other assumptions consistent with the weighted average cost of capital developed for the acquisition.

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

For the three and nine months ended September 27, 2026 and September 28, 2025 (all amounts, except per share amounts, are in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Pro forma revenues	$471.8	$391.1	$1,312.1	$1,116.1
Pro forma net income before tax	$4.6	$9.9	$0.1	$10.1
Pro forma net income (loss)	$(0.2)	$7.2	$(5.2)	$5.7

Basic pro forma income (loss) per share	$—	$0.04	$(0.03)	$0.04
Diluted pro forma income (loss) per share	$—	$0.04	$(0.03)	$0.04

Norden Millimeter, Inc.

On January 27, 2025, the Company and Kratos Microwave, Inc., a subsidiary of the Company (“Kratos Microwave”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) to acquire certain of the assets (the “Purchased Assets”) of Norden Millimeter, Inc. (“Norden”) and assume certain liabilities (the “Assumed Liabilities”) of Norden. Norden focuses on microwave and millimeter wave products. Pursuant to the Purchase Agreement, on February 4, 2025, the acquisition was completed following the satisfaction of all closing conditions and (a) the Company issued 1,095,674 shares of its common stock, with a deemed value of $32.2 million, to Norden in a private placement, (b) the Company agreed to issue up to $6 million worth of additional shares of its common stock to Norden in the future upon release of certain holdback amounts, and (c) Kratos Microwave agreed to assume the Assumed Liabilities, in each case, in exchange for the Purchased Assets. Included in these Assumed Liabilities was a contingent bonus liability of $5.0 million payable to certain former employees of Norden. Approximately $4.0 million of the contingent bonus liability has been reduced as of September 27, 2026 as the amounts were not earned or the probability of attainment was deemed improbable. Approximately $2.0 million was reduced in the quarter ended March 29, 2026 and $2.0 million was reduced in the quarter ended September 27, 2026. Kratos granted Norden certain registration rights under the Asset Purchase Agreement and registered the 1,095,674 shares with the SEC on February 7, 2025. The Purchased Assets and Assumed Liabilities are included in the KGS segment.

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

The following table summarizes the allocation of the purchase price over the estimated fair values of the Norden assets acquired and liabilities assumed (in millions):

Accounts receivable	$1.8
Inventoried costs, net	6.1
Other current assets	0.1
Property and equipment	1.5
Intangible assets	9.7
Deferred tax asset	1.2
Total assets acquired	20.4
Total liabilities assumed	(10.1)
Goodwill	26.9
Total consideration transferred	$37.2

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

The amounts of revenue and operating loss of the acquired Norden assets included in the Company’s consolidated statement of operations for the three months ended September 28, 2025 were $6.3 million and $(0.2) million, respectively. The amounts of revenue and operating income of the acquired Norden assets included in the Company’s consolidated statement of operations for the nine months ended September 28, 2025 were $17.0 million and $2.4 million, respectively.

A summary of the consideration paid for the acquired assets is as follows (in millions):

Common stock issued and cash paid	$32.2
Holdback, net of $1.1 million purchase price adjustment	5.0
Total consideration	$37.2

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

The Company capitalizes incremental costs of obtaining a contract, primarily sales commissions, and certain costs to fulfill a contract when such costs are expected to be recovered. These costs are recorded within Other Current Assets or Other Assets on the Condensed Consolidated Balance Sheets. As of September 27, 2026, these assets were not expected to have a material effect on the Company’s consolidated financial position, results of operations and/or cash flows. The Company amortizes these costs on a systematic basis consistent with the transfer of control of the related goods or services. The Company also applies the practical expedient to expense the incremental costs of obtaining a contract when the expected amortization period is one year or less.

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

Remaining Performance Obligations

The Company calculates revenues from remaining performance obligations based on the transaction price on executed contracts as of the measurement date. On September 27, 2026, the Company had approximately $2.650 billion of remaining performance obligations. The Company expects to recognize approximately 16% of the remaining performance obligations as revenue in fiscal year 2026, an additional 50% in fiscal year 2027, and the balance thereafter.

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

As a result of the EAC process, any quarterly adjustments to revenues, cost of sales, and any related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance and may result in an increase in operating income during the performance of individual performance obligations, if it is determined the Company will be successful in mitigating the risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if it is determined the Company will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales, and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could affect the profitability of one or more of the Company’s contracts. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined. No cumulative catch-up adjustment on any one contract was material to the Company’s unaudited condensed consolidated financial statements for the three and nine-month periods ended September 27, 2026, and September 28, 2025. Likewise, total cumulative catch-up adjustments were not material for the three and nine-month periods ended September 27, 2026, and September 28, 2025.

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

Contract liabilities include advance payments and billings in excess of revenue recognized. Certain customers make advance payments prior to the satisfaction of the Company’s performance obligations on the contract. These amounts are recorded as contract liabilities until such performance obligations are satisfied, either over time as costs are incurred or at a point in time when deliveries are made. The Company’s contracts that give rise to contract liabilities do not include a significant financing component as any advance payments received are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements.

Net contract assets and liabilities are as follows (in millions):

	September 27, 2026	December 28, 2025	Net Change
Contract assets	$454.3	$292.4	$161.9
Contract liabilities	$94.7	$73.4	$21.3
Net contract assets	$359.6	$219.0	$140.6

Contract assets increased $161.9 million during the nine months ended September 27, 2026, primarily due to higher unbilled receivables, net, including the impact of the recent acquisitions of Nomad and Orbit. There were no significant impairment losses related to any receivables or contract assets arising from the Company’s contracts with customers during the nine months ended September 27, 2026. Contract liabilities increased $21.3 million during the nine months ended September 27, 2026, primarily due to the impact of the recent acquisitions of Nomad and Orbit. For the three and nine months ended September 27, 2026, the Company recognized revenue of $7.7 million and $55.5 million, respectively, that was previously included in the contract liabilities that existed at December 28, 2025. For the three and nine months ended September 28, 2025, the Company recognized revenue of $8.8 million and $61.0 million, respectively, that was previously included in the contract liabilities that existed at December 29, 2024.

Disaggregation of Revenue

The following series of tables presents the Company’s revenue disaggregated by several categories. For the majority of contracts, revenue is recognized over time as work is performed on the contract.

Revenue by contract type was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Kratos Government Solutions (KGS)
Fixed price	$243.5	$171.5	$714.3	$508.3
Cost plus fee	132.9	77.2	301.2	230.0
Time and materials	20.8	11.6	49.8	39.8
Total Kratos Government Solutions	397.2	260.3	1,065.3	778.1
Unmanned Systems (US)
Fixed price	55.8	71.6	163.7	183.4
Cost plus fee	16.2	15.1	66.3	38.0
Time and materials	2.6	0.6	6.3	2.2
Total Unmanned Systems	74.6	87.3	236.3	223.6
Total Revenues	$471.8	$347.6	$1,301.6	$1,001.7

Revenue by customer was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Kratos Government Solutions (KGS)
U.S. Government (1)	$288.0	$164.7	$717.1	$500.8
International (2)	75.8	55.8	230.7	163.3
U.S. Commercial and other customers	33.4	39.8	117.5	114.0
Total Kratos Government Solutions	397.2	260.3	1,065.3	778.1
Unmanned Systems (US)
U.S. Government (1)	67.7	66.4	211.7	184.5
International (2)	2.4	3.9	13.8	18.7
U.S. Commercial and other customers	4.5	17.0	10.8	20.4
Total Unmanned Systems	74.6	87.3	236.3	223.6
Total Revenues	$471.8	$347.6	$1,301.6	$1,001.7

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

Revenue by Geographic Area was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
United States	$386.1	$286.0	$1,033.2	$812.8
Other North America	7.0	4.7	25.1	14.0
Asia Pacific	23.9	17.0	67.6	55.7
Middle East	29.2	13.8	101.6	41.3
Europe	24.8	11.2	71.0	43.0
Other	0.8	14.9	3.1	34.9
Total Revenues	$471.8	$347.6	$1,301.6	$1,001.7

Note 4. Goodwill and Intangible Assets

(a)    Goodwill

    The carrying amounts of goodwill as of September 27, 2026 and December 28, 2025 by reportable segment are as follows (in millions):

	As of September 27, 2026
	KGS	US	Total
Gross value	$968.2	$138.6	$1,106.8
Less accumulated impairment	239.5	13.8	253.3
Net	$728.7	$124.8	$853.5

	As of December 28, 2025
	KGS	US	Total
Gross value	$710.4	$138.6	849.0
Less accumulated impairment	239.5	13.8	253.3
Net	$470.9	$124.8	$595.7

The following table is a summary of preliminary goodwill (in millions):

	KGS	US	Total
Beginning balance as of December 28, 2025	$470.9	$124.8	$595.7
Acquisition of Orbit Technologies, Ltd.	169.8	—	169.8
Acquisition of Nomad Global Communication Solutions, Incorporated.	88.0	—	88.0
Ending balance as of September 27, 2026	$728.7	$124.8	$853.5

(b)    Purchased Intangible Assets

The following table sets forth information for finite-lived and indefinite-lived intangible assets (in millions):

	As of September 27, 2026			As of December 28, 2025
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$214.6	$(82.3)	$132.3	$86.7	$(68.2)	$18.5
Contracts and backlog	73.1	(52.4)	20.7	54.5	(47.7)	6.8
Non-compete Agreements	0.5	(0.2)	0.3	0.5	(0.1)	0.4
Developed technology and technical know-how	89.5	(37.2)	52.3	35.1	(30.8)	4.3
Trade names	9.7	(4.8)	4.9	4.4	(3.5)	0.9
In-process research and development	16.8	(1.0)	15.8	16.8	(0.7)	16.1
Total finite-lived intangible assets	404.2	(177.9)	226.3	198.0	(151.0)	47.0
Indefinite-lived trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$411.1	$(177.9)	$233.2	$204.9	$(151.0)	$53.9

Consolidated amortization expense related to intangible assets subject to amortization was $11.0 million and $2.5 million for the three months ended September 27, 2026 and September 28, 2025, respectively, and $26.9 million and $7.4 million for the nine months ended September 27, 2026 and September 28, 2025, respectively.
The estimated future amortization expense of acquired intangible assets with finite lives for the remainder of 2026 and the next five fiscal years, and thereafter as of September 27, 2026 is as follows (in millions):

Amount
2026	$10.9
2027	41.1
2028	39.0
2029	37.7
2030	37.2
2031	31.4
Thereafter	29.0
Total	$226.3

Note 5. Inventoried Costs, Net

Inventoried costs, net, consisted of the following components (in millions):

	September 27, 2026	December 28, 2025
Raw materials	$142.8	$109.4
Work in process	92.7	71.9
Finished goods	9.0	6.9
Total inventoried costs, net	$244.5	$188.2

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

Shares excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive were 1.4 million for the three months ended September 27, 2026. Diluted net income per share for the nine months ended September 27, 2026 included the dilutive effect of an aggregate of 1.9 million shares of the Company’s common stock granted to employees under stock-based compensation plans. Diluted net income per share for the three and nine months ended September 28, 2025 included the dilutive effect of an aggregate of 2.5 million and 2.2 million shares, respectively, of the Company’s common stock granted to employees under stock-based compensation plans.

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

Variable lease payments are generally expensed as incurred. The Company did not incur material variable lease payments for the periods presented. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the expense for these short-term leases is recognized on a straight-line basis over the lease term.

The depreciable life of lease assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

    The components of lease expense were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Amortization of right of use assets - finance leases	$2.7	$1.1	$6.7	$2.7
Interest on lease liabilities - finance leases	2.8	1.0	6.6	2.6
Operating lease cost	4.2	3.8	12.3	10.9
Short-term lease cost	0.4	0.5	1.4	1.4
Sublease income	(0.1)	(0.1)	(0.2)	(0.2)
Total lease cost	$10.0	$6.3	$26.8	$17.4

The components of leases on the balance sheet were as follows (in millions):

	September 27, 2026	December 28, 2025
Operating leases:
Operating lease right-of-use assets	$52.8	$43.4
Current portion of operating lease liabilities	$13.9	$12.8
Operating lease liabilities, net of current portion	$42.1	$33.8
Finance leases:
Property, plant and equipment, net	$166.9	$86.2
Current portion of finance lease liabilities	$5.7	$3.4
Finance lease liabilities, net of current portion	$184.3	$95.8

Cash paid for amounts included in the measurement of lease liabilities was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Finance lease - cash paid for interest	$2.7	$0.9	$6.3	$2.5
Finance lease - financing cash flows	$1.2	$0.5	$3.2	$1.4
Operating lease - operating cash flows (fixed payments)	$4.2	$3.8	$12.4	$10.8

Other supplemental noncash information (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Operating lease liabilities arising from obtaining right-of-use assets	$5.3	$4.6	$19.4	$13.5
Finance lease liabilities arising from obtaining right-of-use assets	$51.3	$23.8	$93.6	$23.8

			September 27, 2026	September 28, 2025
Weighted-average remaining lease term (in years):
Operating leases			5.83	4.57
Finance leases			17.73	14.67

Weighted-average discount rate:
Operating leases			5.65%	5.26%
Finance leases			6.08%	6.19%

The maturity of lease liabilities is as follows (in millions):

	Operating Leases	Finance Leases
2026 (1)	$3.9	$3.9
2027	16.4	17.0
2028	13.6	17.4
2029	8.0	17.7
2030	5.3	17.4
Thereafter	19.6	247.0
Total lease payments	66.8	320.4
Less: imputed interest	(10.8)	(130.4)
Total present value of lease liabilities	$56.0	$190.0
(1) Excludes the nine months ended September 27, 2026.

Note 8. Income Taxes

The provision for income taxes and the effective income tax rate are as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Federal, state and foreign income tax expense	$4.8	$3.2	$5.3	$5.8
Effective income tax rate	104.3%	26.9%	24.8%	26.4%

The Company’s effective tax rate (ETR) for the three months ended September 27, 2026 increased to a provision of 104.3% from a provision of 26.9% in the prior year period. The increase was primarily due to the jurisdictional mix of earnings and $1.0 million less discrete tax benefits for stock compensation related items. The provision for income taxes for the three months ended September 27, 2026 and the three months ended September 28, 2025 included a benefit of $0.2 million and $1.2 million, respectively, for stock compensation related items.

The Company’s effective tax rate (ETR) for the nine months ended September 27, 2026 decreased to a provision of 24.8% from a provision of 26.4% in the prior year period principally due to increased tax benefits related to stock-based compensation. The provision for income taxes for the nine months ended September 27, 2026 and the nine months ended September 28, 2025 includes a benefit of $9.2 million and $3.4 million, respectively, for stock compensation related items.

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

As of September 27, 2026, the Company had $28.8 million of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at September 27, 2026 are $23.6 million that, if recognized, would impact the Company’s effective income tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the nine months ended September 27, 2026 and September 28, 2025, the Company recorded $0.5 million and $0.2 million expense, respectively, related to the increase in interest and penalties. For the nine months ended September 27, 2026 and September 28, 2025, there was no material benefit recorded related to the removal of interest and penalties.

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

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted. Key income tax-related provisions of the OBBBA include the repeal of mandatory capitalization of U.S. based research and development expenditures under Internal Revenue Code (IRC) Section 174 (reinstating full expensing beginning in 2025), extension of bonus depreciation, and revisions to international tax regimes. The Company recognized the income tax effects of the OBBBA in the quarter it was enacted, and continues to recognize the tax effects, which were not material, in its quarter ended September 27, 2026.

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

(b) 2026 Credit Facility

On February 20, 2026, the Company entered into a Credit Agreement (the “2026 Credit Agreement”), by and among the Company, the guarantors from time to time party thereto, the lenders from time to time party thereto (the “Lenders”), and
PNC Bank, National Association (the “Administrative Agent”), in its capacity as administrative agent, and as swingline loan lender and issuing lender. The 2026 Credit Agreement establishes a five-year senior secured credit facility which is comprised of a $300 million revolving credit facility (which includes sub-facilities for the incurrence of up to $35.0 million of swingline loans and the issuance of up to $50.0 million of Letters of Credit). Letters of credit outstanding under the 2022 Credit
Agreement have been transferred to the 2026 Credit Agreement. The 2026 Credit Agreement contemplates uncommitted incremental credit facilities of up to $135.0 million. The Company incurred $1.4 million of debt issuance costs associated with the 2026 Credit Agreement. As of September 27, 2026, the Company has no amounts outstanding under the Revolving Credit Facility, with $300.0 million remaining in borrowing capacity, less approximately $1.5 million of domestic letters of credit outstanding. Foreign letters of credit outstanding of $29.0 million do not impact the availability of the Revolving Credit Facility.

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

The Company has capitalized these costs to Other current assets and Other assets and is amortizing the debt issuance costs over the term of the facility. The unamortized balances at September 27, 2026 and December 28, 2025 were $1.5 million and $0.4 million, respectively.

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

There were not any significant intersegment sales, cost of sales and profit for the three and nine month periods ended September 27, 2026 and September 28, 2025.

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

(a)    Summary Operating Results

The tables below provide information about the Company’s reportable segments. In these tables total segment operating income (loss) of the reportable business segments is reconciled to the corresponding consolidated amount. “Unallocated amounts” includes costs for merger and acquisition expenses, stock-based compensation expenses, interest income (expense), net, and other income (expense), net, items not considered part of management’s evaluation of segment operating income. See Note 3 (Revenue Recognition) to these condensed consolidated financial statements for segment revenues disaggregated by contract type, customer and geographic region. The summary operating results for the Company’s reportable segments for the three and nine month periods ended September 27, 2026 and September 28, 2025, are as follows (in millions):

Three Months Ended September 27, 2026	KGS	US	Totals
Service revenues	$173.7	$3.2	$176.9
Product sales	223.5	71.4	294.9
Total revenues	397.2	74.6	471.8
Cost of service revenue	136.1	2.5	138.6
Cost of product sales	170.0	57.2	227.2
Total cost of sales	306.1	59.7	365.8
Selling, general & administrative expenses	63.1	13.8	76.9
Research & development expenses	12.9	2.1	15.0
Total segment operating income (loss)	15.1	(1.0)	14.1
Reconciliation of segment operating income
Unallocated amounts:
Merger and acquisition related expenses			$(0.9)
Stock compensation expense			(18.1)
Interest income (expense), net			8.7
Other income (expense), net			0.8
Income before income taxes			$4.6

Revenues from foreign customers were approximately $78.2 million or 17% of total revenue for the three months ended September 27, 2026. Revenues from only one foreign country exceeded 10% of total revenues. Revenues related to Israel were 11%.

Nine Months Ended September 27, 2026	KGS	US	Totals
Service revenues	$472.2	$8.4	$480.6
Product sales	593.1	227.9	821.0
Total revenues	1,065.3	236.3	1,301.6
Cost of service revenue	363.0	6.5	369.5
Cost of product sales	448.8	187.6	636.4
Total cost of sales	811.8	194.1	1,005.9
Selling, general & administrative expenses	168.3	36.9	205.2
Research & development expenses	35.5	3.8	39.3
Total segment operating income	49.7	1.5	51.2
Reconciliation of segment operating income
Unallocated amounts:
Merger and acquisition related expenses			$(3.6)
Stock compensation expense			(49.4)
Interest income (expense), net			23.4
Other income (expense), net			(0.2)
Income before income taxes			$21.4

Revenues from foreign customers were approximately $244.6 million or 19% of total revenue for the nine months ended September 27, 2026. Revenues from any one foreign country did not exceed 10% of total revenues.

Three Months Ended September 28, 2025	KGS	US	Totals
Service revenues	$114.7	$2.7	$117.4
Product sales	145.7	84.5	230.2
Total revenues	260.4	87.2	347.6
Cost of service revenue	89.1	2.1	91.2
Cost of product sales	109.0	70.3	179.3
Total cost of sales	198.1	72.4	270.5
Selling, general & administrative expenses	39.2	11.5	50.7
Research & development expenses	9.4	0.6	10.0
Total segment operating income	13.7	2.7	16.4
Reconciliation of segment operating income
Unallocated amounts:
Merger and acquisition related expenses			$(0.2)
Stock compensation expense			(9.1)
Interest income (expense), net			4.6
Other income (expense), net			0.2
Income before income taxes			$11.9

Revenues from foreign customers were approximately $59.7 million or 17% of total revenue for the three months ended September 28, 2025. Revenues from any one foreign country did not exceed 10% of total revenues.

Nine Months Ended September 28, 2025	KGS	US	Totals
Service revenues	$348.4	$6.3	354.7
Product sales	429.8	217.2	647.0
Total revenues	778.2	223.5	1,001.7
Cost of service revenue	269.0	5.1	274.1
Cost of product sales	321.1	182.0	503.1
Total cost of sales	590.1	187.1	777.2
Selling, general & administrative expenses	116.2	34.1	150.3
Research & development expenses	28.6	1.6	30.2
Total segment operating income	43.3	0.7	44.0
Reconciliation of segment operating income
Unallocated amounts:
Merger and acquisition related expenses			$(0.2)
Stock compensation expense			(26.4)
Interest income (expense), net			2.5
Other income (expense), net			2.0
Income before income taxes			$21.9

Revenues from foreign customers were approximately $182.0 million or 18% of total revenue for the nine months ended September 28, 2025. Revenues from any one foreign country did not exceed 10% of total revenues.

(b) Capital Expenditures (in millions):	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Kratos Government Solutions	$23.4	$18.5	$48.8	$44.7
Unmanned Systems	6.8	9.6	17.7	26.4
Total reportable segment capital expenditures	30.2	28.1	66.5	71.1
Corporate capital expenditures	—	—	0.8	—
Total capital expenditures	$30.2	$28.1	$67.3	$71.1

(c) Depreciation and Amortization (in millions):	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Kratos Government Solutions	$19.8	$8.4	$51.0	$23.7
Unmanned Systems	5.2	3.5	12.9	10.4
Total depreciation and amortization	$25.0	$11.9	$63.9	$34.1

(d) Reportable Segment Assets (in millions):	September 27, 2026	December 28, 2025
Kratos Government Solutions	$2,362.8	$1,472.9
Unmanned Systems	475.0	438.7
Total reportable segment assets	2,837.8	1,911.6
Corporate assets(1)	1,349.4	555.6
Total assets	$4,187.2	$2,467.2

(1)Corporate assets primarily include cash and cash equivalents, deferred income tax assets, and property, plant and equipment used in our corporate operations.

Assets of foreign subsidiaries in the KGS segment were $704.3 million and $300.5 million as of September 27, 2026 and December 28, 2025, respectively. As of September 27, 2026, long-lived assets located in Israel totaled $74.3 million, represented approximately 14% of our total consolidated long-lived assets. With the exception of Israel, no single foreign country accounted for more than 10% of the Company’s total long-lived assets. For purposes of this disclosure, long-lived assets consist of property and equipment, net and operating lease right-of-use assets, and exclude cash, receivables, goodwill, and intangible assets.

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

Note 12. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales contracted through the U.S. Government, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS and US segments have substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $355.7 million and $231.1 million, or 75% and 66% of total Kratos revenue, for the three months ended September 27, 2026 and September 28, 2025, respectively, and $928.8 million and $685.3 million, or 71% and 68% of total Kratos revenue, for the nine months ended September 27, 2026 and September 28, 2025, respectively.

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

Other Litigation Matters

The Company is subject to normal and routine litigation arising from the ordinary course and conduct of business and, at times, as a result of mergers, acquisitions and dispositions. Such disputes include, for example, commercial, employment, intellectual property, environmental, and securities matters. The aggregate amounts accrued for these matters were not material to the condensed consolidated financial statements as of September 27, 2026. The Company intends to defend itself in any such matters and does not currently believe that the outcome of any such matters will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

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

Forward Exchange Contracts

Changes in the fair values of the foreign currency exchange contracts are recorded each period in earnings. The notional value of the Company’s foreign currency exchange contracts at September 27, 2026 was $27.5 million. At September 27, 2026, the fair value amounts of the foreign currency exchange contracts were a $0.2 million asset and a $0.2 million liability. The net gain from these forward exchange contracts was $0.7 million for the nine months ended September 27, 2026, and is included in other income (expense). As of December 28, 2025, the Company did not use hedge accounting for its foreign currency exchange contracts.

Interest Rate Swap Contract

On April 28, 2023, the Company entered into an interest rate swap contract with an initial notional amount of $195.0 million to manage the variability of cash flows associated with the Term Loan A. The interest rate swap contract originally matured on May 1, 2026 and was terminated on June 30, 2025. The swap was at a fixed SOFR of 3.721% and settled monthly on the last day of each calendar month. The Company designated the interest rate swap contract as a cash flow hedge and assessed the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. Changes in fair value (gains and losses) related to derivative financial instruments that qualify as cash flow hedges were deferred in Accumulated Other Comprehensive Income (Loss) (“AOCI”) until the underlying transaction was reflected in earnings. The net gain reclassed from AOCI from the interest rate swap reflected in earnings was $0.2 million and $0.8 million for the three and nine months ended September 28, 2025, respectively, and was recorded as an offset to interest expense.

On June 30, 2025, in anticipation of the extinguishment of all outstanding Term Loan A debt under the 2022 Credit Facility, the Company terminated the interest rate swap contract referred to above. The Company received a payment of approximately $0.3 million representing the termination value of the interest rate swap.

Note 15. Collaborative Arrangement

On June 3, 2025, the Company and GE Aerospace (“GE”) announced a formal teaming agreement to advance the development and production of engines for the next generation of affordable unmanned aerial systems and Collaborative Combat Aircraft-type (CCA-type) aircraft. This teaming agreement supersedes an earlier letter of intent and memorandum of understanding between the Company and GE related to the development, testing and fielding of these engines. Under this arrangement, Kratos and GE share in the risks and rewards of the program through various revenue, cost and profit-sharing payment structures. In accordance with FASB ASC Topic 808, Collaborative Arrangements, (“Topic 808”), the accounting for the arrangement is within the scope of ASC 606 for those promised goods and services for which GE is a customer, and the related amounts are presented in revenues and cost of sales as the promised goods and services are provided. The ASC 606 considerations and facts discussed in Note 3. Revenue Recognition apply to this arrangement. Amounts disclosed through September 27, 2026 include activity under the July 22, 2024 memorandum of understanding and the June 3, 2025 superseding teaming agreement. Through September 27, 2026, Kratos has recorded inception-to-date revenues of $34.8 million and cost of sales of $34.8 million related to this arrangement. For the three and nine months ended September 27, 2026, Kratos has recorded revenues of $0.3 million and $3.3 million, respectively, and cost of sales of $0.3 million and $2.9 million, respectively, related to this arrangement.

Note 16. Subsequent Event

On October 9, 2026, subsequent to quarter end, the Company completed the acquisition of Jetset Airmotive, Inc., a privately held business operating similarly to certain existing Kratos businesses in the aircraft engine components and services sector, to expand the Company’s portfolio and capabilities within its aerospace related offerings including MRO (Maintenance, Repair and Overhaul).

The transaction was based on a contractual purchase price of approximately $60.0 million, subject to customary closing adjustments. At closing, the Company paid aggregate consideration of approximately $49.5 million, consisting of approximately $24.7 million in cash and 547,249 shares of the Company's common stock with an aggregate fair value of approximately $24.7 million, based on $45.21, the average closing stock price of the Company’s common stock for the twenty trading day period immediately prior to the acquisition date. In addition, approximately $4.0 million of the purchase price was subject to customary indemnification and purchase price adjustment holdback provisions under the acquisition agreement. Contingent consideration of up to approximately $4.9 million may also become payable upon the achievement of specified post-closing performance milestones.

Due to the timing of the transaction, the initial accounting under ASC 805, including the valuation of acquired intangibles, contingent consideration, and goodwill is incomplete. The Company expects to provide disclosures and the preliminary purchase price allocation in future filings once the initial accounting is finalized.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” relating to our future financial performance, the market for our services, our opportunities, and our expected future capital expenditures. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements reflect our current beliefs, expectations and projections, are based on assumptions, and are subject to known and unknown risks and uncertainties that could cause our actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of these factors are beyond our ability to control or predict. As a result, you should not place undue reliance on forward-looking statements. Important risks and uncertainties that could cause our actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, but are not limited to: changes, cutbacks or delays in spending by the U.S. Department of War may occur which could cause delays or cancellations of key government contracts; delays to or the cancellation of our projects as a result of protest actions submitted by our competitors; changes in federal government (or other applicable) procurement laws, regulations, policies and budgets; the availability of government funding for the Company’s products and services due to performance, cost growth, or other factors; changes in government and customer priorities and requirements; the duration of the current continuing resolution, the timing and amount of fiscal year 2027 appropriations and the potential for a Federal government shutdown; the potential of the current economic environment to adversely impact our business; currently unforeseen risks associated with any public health crisis; risks related to natural disasters or severe weather; changes in the scope or timing of our projects; the timing, rescheduling or cancellation of significant customer contracts and agreements, or consolidation by or the loss of key customers; risks of adverse regulatory action or litigation; risks related to our international operations, including our expanded operations in Israel following the Orbit acquisition, the conflicts in the Middle East, including Israel and Iran, and in Ukraine, and fluctuations in foreign currency exchange rates, including the Israeli Shekel; risks associated with debt leverage; failure to successfully achieve our integration, cost reduction or divestiture strategies, including with respect to the Nomad, Orbit and Jetset acquisitions; risks related to security breaches, cybersecurity attacks or other significant disruptions of our information systems; risks related to tariffs or import duties, inflation and supply chain disruptions; our ability to ramp production, including of turbojet engines and Valkyrie, Firejet and other drone systems, and to meet expected customer delivery schedules, and realize the expected returns on our significant internally funded investments, including in inventory, facilities and the Prometheus joint venture; the potential impact on our margins of large prime system integrator opportunities; risks that potential future goodwill or other intangible asset impairments, including with respect to recently acquired businesses, will adversely affect our operating results; fluctuations in our effective tax rate, including as a result of the jurisdictional mix of earnings and discrete items; and competition in the marketplace, which could reduce revenues and profit margins, as well as the additional risks and uncertainties described in this Quarterly Report on Form 10-Q, in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2026 (the “Form 10-K”), and in other reports that we have filed with the SEC. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except as required by law, we assume no responsibility for updating any forward-looking statements, whether as a result of new information, future events or otherwise.

All references to “us,” “we,” “our,” the “Company” and “Kratos” refer to Kratos Defense & Security Solutions, Inc., a Delaware corporation, and its subsidiaries.

Overview

Kratos is a technology, hardware, products, system and software company addressing the defense, national security, and commercial markets. Kratos makes true internally funded research, development, capital and other investments, to rapidly develop, produce and field solutions that address our customers’ mission critical needs and requirements. At Kratos, affordability is a technology, and we utilize proven, leading-edge approaches and technology, not unproven bleeding edge approaches or technology, with Kratos’ approach designed to reduce cost, schedule and risk, enabling us to be first to market with cost effective solutions. We believe that Kratos is known as the innovative disruptive change agent in the industry, a company that is an expert in designing products and systems up front for successful rapid, large quantity, low-cost future manufacturing, which is a value add competitive differentiator for our large traditional prime system integrator partners and also to our government and commercial customers. Kratos intends to pursue program and contract opportunities as the prime or lead contractor when we believe our probability of win is high and any investment required by Kratos is within our capital resource comfort level. We intend to partner and team with a large, traditional system integrator or other defense technology companies when our assessment of probability of win is greater or required investment is beyond Kratos comfort level. Kratos’ primary business areas include, virtualized ground systems for satellites and space vehicles including software for command &

control (C2) and telemetry, tracking and control (TT&C), jet powered unmanned aerial drone systems, hypersonic vehicles and rocket systems, propulsion systems for drones, missiles, loitering munitions, supersonic systems, space craft and launch systems, command, control, communication, computing, combat, intelligence surveillance and reconnaissance (C5ISR) and microwave electronic products for missile, radar, air defense, missile defense, space, satellite, counter unmanned aircraft systems (CUAS), directed energy, communication and other systems, and virtual & augmented reality training systems for the warfighter. We believe that there is a generational recapitalization of the defense industrial base and weapon systems occurring globally, including with the United States and its allies, to address individual and potential collective peer and near peer threats, including Russia, China, North Korea and Iran. The Company currently has record levels of backlog and opportunity pipeline. The Company is currently making significant capital, property, plant, equipment and other internally funded investments including the procurement of supply chain components for approximately 3,000 turbojet engines we expect to produce in 2027, of which we currently expect to deliver approximately 1,500 to customers in 2027 and the remainder in 2028, to address backlog, expected customer demand, current opportunity pipeline, and expected and potential future program and contract awards, including from or with the Department of War, traditional legacy prime systems integrators and partners and other defense technology companies. Additional investments include: unmanned jet powered aircraft, including Kratos Valkyrie ahead of potential contract award; a hypersonic system fabrication and integration facility including for Kratos Zeus solid rocket motors (SRMs) and Erinyes hypersonic flight systems in Indiana; the purchase of long lead items for 60 Oriole SRM’s and 60 Zeus SRM’s for ballistic missile defense; related, hypersonic or other expected customer missions; relocation and expansion of our small turbojet engine production capacity in Michigan; establishment of a planned small turbofan jet engine production facility in Oklahoma; establishment of a radar maintenance, overhaul and upgrade facility in Indiana; establishment of a hypersonic system related arc chamber in Indiana; expansion of our existing microwave electronics manufacturing facilities in Israel and the United States; establishment of an additional microwave electronics facility in Israel, including a space qualified facility; expansion of our machining, milling, casting, 3D printing and additive manufacturing capable facility in the United States to support our jet engine and other product and system manufacturing requirements; establishment of a new facility related to the Sentinel intercontinental ballistic missile (ICBM) program; expansion of our unmanned jet drone manufacturing capability; and expansion of existing and construction of additional classified facilities for certain programs and contracts. Investments related to the Company’s Prometheus venture with RAFAEL Advanced Defense Systems, Ltd and the new turbofan production facility in Oklahoma related to our arrangement with GE Aerospace are expected to ramp up in 2026 and 2027.

Industry Update

There is a generational rebuild of the United States, its allies and NATO’s respective Defense Industrial Bases underway as a result of the deteriorating geopolitical situation, and an increased global threat environment, including as related to Russia, China, Iran, North Korea, etc. On July 4, 2025, the One Big Beautiful Bill Act (OBBBA), previously known as the Reconciliation Bill, was enacted. The OBBBA appropriated an additional $156 billion for defense spending and national security priorities and is expected to result in increased investment by the DoW in defense modernization projects and increasing weapons and armaments production capacity. Approximately $140 billion of the $156 billion in OBBBA funding for defense and national security priorities was programmatically or contractually obligated or expended by September 30, 2026.

On February 3, 2026 President Trump signed the Consolidated Appropriations Act, 2026 (H.R. 7148) a $1.2 trillion funding package, that ended a brief government shutdown that began on February 1, 2026. This law provides funding for most federal agencies, including the DoW, through September 30, 2026. The funding bill includes $838.7 billion in defense appropriations for the DoW. This $838.7 billion, plus the approximate $140 billion included in the OBBBA noted above, and also including approximately $45 billion in Department of Energy National Security related funds, brought the expected total U.S. Federal Fiscal Year 2026 National Security spend to approximately $1 trillion.

On April 3, 2026, the Administration released the Fiscal Year 2027 Defense request proposal. This proposal seeks a $1.5 trillion defense expenditure, including discretionary base funding of approximately $1.15 trillion and an additional $350 billion of funding through a new 2027 reconciliation bill. The fiscal 2027 Defense Request and related Reconciliation Bill are expected to include significant funding for certain priorities of the current presidential Administration, including Golden Dome, Space and Satellite communications, unmanned systems and artificial intelligence, missiles, radars and air defense systems, the nuclear triad and many other systems, initiatives and programs. Additionally, the Administration recently submitted an $88 billion supplemental funding request for FY 2026, of which $67 billion is intended to address costs and munitions expenditures associated with the Iran conflict and other defense priorities. The FY 2027 defense budget proposal and the 2026 supplemental funding request are subject to Congressional approval, and it is not assured when or if they will be enacted at the levels proposed or that increases in funding will result in increased orders for either the industry or our programs. On September 2, 2026, the Continuing Appropriations Act, 2027 (P.L. 119-103) was enacted, providing funding for federal agencies, including the DoW, through December 11, 2026, generally at fiscal year 2026 levels and subject to customary restrictions on new program starts and increases in production rates. As of the date of this Quarterly Report, none of the regular fiscal year 2027 appropriations bills has been enacted, and we expect the continuing resolution to be extended beyond December 11, 2026.

The potential challenges presented by differing U.S. Government political and related budgetary priorities, recent Congressional changes, including the Democrats obtaining control of the U.S. House of Representatives and Senate as a result of the election on November 3, 2026, the current budgetary and deficit funding environment, the current Administration’s stated fiscal policies, an uncertain tariff situation, the conflicts in Iran, Israel, Ukraine and Taiwan funding support, potential continuing heightened levels of inflation, ongoing supply chain disruption, and the challenging appropriations process, among other items, all continue to potentially create significant short and long-term risks to the industry and the Company. Additionally, the current Administration has executed certain executive orders directly related to significantly changing the certain DoW procurement policies and procedures, and the Federal Acquisition Regulations, etc., the potential impact of such changes, if effected either by executive orders or changes to the relevant law, to the industry, and to Kratos, is unknown at this time.

We believe continued budget and deficit funding pressures (which are expected), CRs (which are expected), future Federal Government debt ceiling issues (which are expected), and potential Federal Government shutdowns or disruptions could have serious negative consequences for the security of our country and the defense industrial base, including the Company and related customers, employees, suppliers, investors, and communities that rely on companies in the defense industrial base. It is possible that budget and program decisions made in such an uncertain environment could have long-term implications for the entire defense industry and for our Company. Additionally, funding for certain programs, including those in which we currently participate or are pursuing, may be reduced, delayed or cancelled, and budget uncertainty or funding cuts globally could adversely affect the viability of our customers, partners, teammates, subcontractors, suppliers, and our employee base.

Such a dynamic and challenging federal, DoW and National Security related budgetary environment may negatively impact our customers, partners, suppliers, business and programs, and could have a material adverse effect on our forecasts, estimates, financial position, results of operations and/or cash flows.

We also continue to be affected by various unfavorable macroeconomic conditions, including adverse supply chain disruptions as well as cost increases that continue throughout the industry and for Kratos, and related delays in the receipt and delivery of materials, parts, supplies, etc. These industry and Company related issues also include the impact of the increased demand for certain electronics and SD cards resulting from consumption by AI data centers, which in certain instances and for certain items is significant. To mitigate the impact of certain delays, we have implemented advanced and larger lot purchases of certain materials and parts where we can and practical, which has resulted in an increased use of our working capital, which is expected to continue. In addition, inflation and the related increased costs of inputs needed to execute our business, including materials, parts, supplies, consultants, subcontractors, vendors, etc., have significantly increased our business costs and have adversely impacted our operations, profit margins and financial forecasts.

Additionally, an industry wide shortage of qualified labor, and the cost of that labor for the Company is a significant operational challenge. The cost of labor has increased significantly and current challenges in hiring, obtaining and retaining employees, including those employees requiring National Security clearances, is adversely impacting Kratos’ ability to execute its business. The challenge of retaining skilled experienced production personnel has continued to negatively impact our operating margins, including on our longer-term firm fixed-priced production contracts. There is also a significant industry wide labor shortage, including in the Science, Technology, Engineering, and Math (STEM) discipline areas, and also including employees willing and/or able to obtain National Security clearances, and for high level manufacturing and production disciplines.

We do believe that our business is well-positioned, including in areas that the current Administration, the DoW, national security related and other customers currently indicate are priorities, including for future defense spending. As noted above, we believe that there is a generational recapitalization of weapon systems and the defense industrial base occurring with the U.S. and its allies to address peer and near peer threats, including Russia, China, North Korea and Iran. We believe that the Company’s position as a proven provider of technology and military grade hardware, systems and software to address these threats for and with our customers and partners is recognized in the industry. We believe that the Company’s military grade hardware, software and solution offerings, including jet unmanned aerial drones, rocket and hypersonic systems, C5ISR and air defense systems, jet engine and propulsion systems for missiles, drones, hypersonic and supersonic vehicles, microwave electronics for missile, radar and air defense systems, space and satellite communication systems and training systems, address mission critical priority areas of the DoW.

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

Comparison of Results for the Three Months Ended September 27, 2026 to the Three Months Ended September 28, 2025

Revenues.  Revenues by reporting segment for the three months ended September 27, 2026 and September 28, 2025 are as follows (dollars in millions):

	September 27, 2026	September 28, 2025	$ change	% change
Kratos Government Solutions
Service revenues	173.7	$114.7	$59.0	51.4%
Product sales	223.5	145.7	77.8	53.4%
Total Kratos Government Solutions	$397.2	$260.4	$136.8	52.5%
Unmanned Systems
Service revenues	$3.2	$2.7	$0.5	18.5%
Product sales	71.4	84.5	(13.1)	(15.5)%
Total Unmanned Systems	74.6	87.2	(12.6)	(14.4)%
Total revenues	$471.8	$347.6	$124.2	35.7%

Total service revenues	$176.9	$117.4	$59.5	50.7%
Total product sales	294.9	230.2	64.7	28.1%
Total revenues	$471.8	$347.6	$124.2	35.7%

Revenues increased $124.2 million to $471.8 million for the three months ended September 27, 2026 from $347.6 million for the three months ended September 28, 2025. Revenues in our KGS segment increased $136.8 million primarily due to increased revenues in our Defense Rocket Support business driven by our hypersonic systems business, as well as growth in our turbine technologies, microwave products and space and training businesses, and the contribution of $20.4 million in revenue from the recent acquisition of Nomad Global Communication Solutions, and $23.3 million in revenue from the recent acquisition of Orbit Technologies. Revenues in our US segment were $74.6 million for the three months ended September 27, 2026, a decrease of $12.6 million from $87.2 million in the three months ended September 28, 2025, which included a shipment of approximately $16.1 million of Valkyrie aircraft to an international customer during the three months ended September 28, 2025.

Product sales increased $64.7 million to $294.9 million for the three months ended September 27, 2026 from $230.2 million for the three months ended September 28, 2025, due in part to the acquisitions of Nomad and Orbit, as well as increased production in our hypersonic, space and training, and microwave electronics businesses. As a percentage of total consolidated revenues, product sales were 62.5% for the three months ended September 27, 2026 as compared to 66.2% for the three months ended September 28, 2025. Service revenues increased by $59.5 million to $176.9 million for the three months ended September 27, 2026 from $117.4 million for the three months ended September 28, 2025, primarily related to increased activity in our defense rocket support and turbine technologies businesses in our KGS segment.

Cost of Revenues.  Cost of revenues increased $95.3 million to $365.8 million for the three months ended September 27, 2026 from $270.5 million for the three months ended September 28, 2025. The increase in cost of revenues was primarily due to increased revenues in our KGS business driven by our hypersonic systems business, turbine technologies, microwave products and space, training and cyber businesses, as well as the acquisitions of Nomad and Orbit and the impact of increased labor and material costs. Cost of revenues for the three months ended September 27, 2026 included $12.3 million of amortization of capitalized contract and development costs primarily related to the delivery of certain hypersonic systems, primarily in our KGS segment, compared to $1.2 million for the three months ended September 28, 2025.

Gross Margin.  Gross margin increased to 22.5% for the three months ended September 27, 2026 from 22.2% for the three months ended September 28, 2025. Margins on services decreased to 21.7% for the three months ended September 27, 2026 from 22.3% for the three months ended September 28, 2025. Margins on products increased to 23.0% for the three months ended September 27, 2026 from 22.1% for the three months ended September 28, 2025. Margins in the KGS segment decreased to 22.9% for the three months ended September 27, 2026 from 23.9% for the three months ended September 28, 2025. Margins in the US segment increased to 20.0% for the three months ended September 27, 2026 from 17.0% for the three months ended September 28, 2025.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expenses increased $35.2 million to $95.0 million for the three months ended September 27, 2026 from $59.8 million for the three months ended September 28, 2025. This increase was primarily due to the inclusion of operating costs from the recent acquisitions of Nomad and Orbit, higher intangible amortization expense of $8.7 million related to these acquisitions, an increase in stock compensation expense of $9.0 million, and the impact of increased revenue volume and headcount. As a percentage of revenues, SG&A increased to 20.1% at September 27, 2026 from 17.2% at September 28, 2025.

Research and Development (“R&D”) Expenses.  R&D expenses increased to $15.0 million for the three months ended September 27, 2026 from $10.0 million for September 28, 2025 primarily due to the acquisition of Orbit. As a percentage of revenues, R&D increased to 3.2% for the three months ended September 27, 2026 from 2.9% for the three months ended September 28, 2025. R&D expenses are made by the Company, typically in conjunction with our customers, for the Company to achieve a “first to market” position with our products or technology. We also invest in R&D expenses to achieve market leading “designed in” positions on major programs, platforms or systems.

Total Other Income, Net.  The total other income, net was $9.5 million for the three months ended September 27, 2026 and $4.8 million for the three months ended September 28, 2025. The net change of $4.7 million between the three months ended September 28, 2025 and the three months ended September 27, 2026 is primarily related to the reduction of interest expense from the payoff of our long-term debt on July 2, 2025 and an increase in interest income on cash balances, which increased following our June 27, 2025 and February 26, 2026 public offerings.

Provision for Income Taxes. The provision for income taxes for the three months ended September 27, 2026 and the three months ended September 28, 2025 was $4.8 million and $3.2 million, respectively. The higher provision for income taxes for the three months ended September 27, 2026 when compared to the three months ended September 28, 2025 primarily relates to the jurisdictional mix of earnings and $1.0 million less discrete tax benefits for stock compensation related items. For the three months ended September 27, 2026 and September 28, 2025, the Company utilized the annual effective tax rate method based on the forecasted information provided.

Comparison of Results for the Nine Months Ended September 27, 2026 to the Nine Months Ended September 28, 2025

Revenues. Revenues by reporting segment for the nine months ended September 27, 2026 and September 28, 2025 are as follows (dollars in millions):

	September 27, 2026	September 28, 2025	$ change	% change
Kratos Government Solutions
Service revenues	$472.2	$348.4	$123.8	35.5%
Product sales	593.1	429.8	163.3	38.0%
Total Kratos Government Solutions	$1,065.3	$778.2	$287.1	36.9%
Unmanned Systems
Service revenues	$8.4	$6.3	$2.1	33.3%
Product sales	227.9	217.2	10.7	4.9%
Total Unmanned Systems	236.3	223.5	12.8	5.7%
Total revenues	$1,301.6	$1,001.7	$299.9	29.9%

Total service revenues	$480.6	$354.7	$125.9	35.5%
Total product sales	821.0	647.0	174.0	26.9%
Total revenues	$1,301.6	$1,001.7	$299.9	29.9%

Revenues increased $299.9 million to $1,301.6 million for the nine months ended September 27, 2026 from $1,001.7 million for the nine months ended September 28, 2025. Revenues in our KGS segment increased $287.1 million, primarily due to increased revenues in our Defense Rocket Support business driven by our hypersonic business, as well as growth in our Space, Cyber and Training, Turbine Technologies and Microwave Products businesses, and the contribution of $46.6 million and $58.0 million in revenues from the acquisitions of Nomad and Orbit, respectively. Revenues in our US segment were $236.3 million for the nine months ended September 27, 2026, an increase of $12.8 million from $223.5 million for the nine months ended September 28, 2025, primarily reflecting increased tactical drone activity during the nine months ended September 27, 2026.

Product sales increased $174.0 million to $821.0 million for the nine months ended September 27, 2026 from $647.0 million for the nine months ended September 28, 2025, primarily due to increased production activity in the Company’s US Segment and in the Defense Rocket Support, Space, Training and Cyber, and Microwave Products businesses in KGS, as well as the acquisitions of Nomad and Orbit. As a percentage of total revenue, product sales were 63.1% for the nine months ended September 27, 2026 as compared to 64.6% for the nine months ended September 28, 2025. Service revenues increased by $125.9 million to $480.6 million for the nine months ended September 27, 2026 from $354.7 million for the nine months ended September 28, 2025. The increase was primarily related to increased activity in our defense rocket support and turbine technologies businesses in our KGS segment.

Cost of Revenues. Cost of revenues increased $228.7 million to $1,005.9 million for the nine months ended September 27, 2026 from $777.2 million for the nine months ended September 28, 2025. The increase in cost of revenues was primarily a result of the increase in revenues discussed above as well as the impact of increased labor and material costs. Cost of revenues for the nine months ended September 27, 2026 included $16.5 million of amortization of capitalized contract and development costs primarily related to the delivery of certain hypersonic systems, primarily in our KGS segment, compared to $3.0 million for the nine months ended September 28, 20255.

Gross Margin. Gross margin increased to 22.7% for the nine months ended September 27, 2026 from 22.4% for the nine months ended September 28, 2025. Gross margin on services increased to 23.1% for the nine months ended September 27, 2026 from 22.7% for the nine months ended September 28, 2025. Gross margin on product sales increased to 22.5% for the nine months ended September 27, 2026 from 22.2% for the nine months ended September 28, 2025. Gross margin in the KGS segment decreased to 23.8% for the nine months ended September 27, 2026 from 24.2% for the nine months ended September 28, 2025 primarily due to less favorable mix of revenues. Gross margin in the US segment increased to 17.9% for the nine months ended September 27, 2026 from 16.3% for the nine months ended September 28, 2025 due primarily to the more favorable mix of revenues in the nine months ended September 27, 2026.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $77.9 million from $176.7 million for the nine months ended September 28, 2025 to $254.6 million for the nine months ended September 27, 2026. This increase was primarily due to the inclusion of operating costs from the recent acquisitions of Nomad and Orbit, higher intangible amortization expense of $20.0 million related to these acquisitions, an increase in stock compensation expense of $23.0 million, and the impact of increased revenue volume and headcount. As a percentage of revenues, SG&A increased to 19.6% at September 27, 2026, from 17.6% at September 28, 2025.

Research and Development (“R&D”) Expenses. R&D expenses were $39.3 million for the nine months ended September 27, 2026 and $30.2 million for the nine months ended September 28, 2025. As a percentage of revenues, R&D expenses remained consistent at 3.0% for the nine months ended September 27, 2026 and September 28, 2025. R&D expenses are made by the Company, typically in conjunction with our customers, for the Company to achieve a “first to market” position with our products or technology. We also invest in R&D expenses to achieve market leading “designed in” positions on major programs, platforms or systems.

Total Other Income, Net. Total other income (expense), net increased to income of $23.2 million for the nine months ended September 27, 2026 from income of $4.5 million for the nine months ended September 28, 2025. The increase in total other income (expense), net of $18.7 million was primarily related to the reduction of interest expense from the payoff of our Term Loan A debt on July 2, 2025 and an increase in interest income on cash balances which increased following our June 27, 2025 and February 26, 2026 public offerings, and due to the receipt of a research and development tax related refund received by one of the Company’s international businesses.

Provision (benefit) for Income Taxes. The provision for income taxes for the nine months ended September 27, 2026 and the nine months ended September 28, 2025 was $5.3 million and $5.8 million, respectively. The provision for income taxes for the nine months ended September 27, 2026 and the nine months ended September 28, 2025 include a benefit of $9.2 million and $3.4 million, respectively, for stock compensation related items. For the nine months ended September 27, 2026 and September 28, 2025, the Company utilized the annual effective tax rate method based on the forecasted information provided.

Backlog

On September 27, 2026, we had approximately $2.650 billion of total backlog, of which $2.067 billion was funded. We expect to recognize approximately 16% of the remaining total backlog as revenue in fiscal year 2026, an additional 50% in fiscal year 2027 and the balance thereafter. Our comparable total backlog balance as of September 28, 2025, was approximately $1.480 billion, of which $1.234 billion was funded. Backlog as of September 27, 2026 as compared to September 28, 2025 has increased primarily as a result of contract awards in our Space, Satellite and Training, Defense Rocket Support Services, Microwave Products and Unmanned Systems businesses, as well as the impact of the acquisitions of Nomad and Orbit which contributed approximately $258.1 million to the increase in backlog.

Total backlog is our estimate of the amount of revenue expected to be realized over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Total backlog represents the transaction price allocated to unsatisfied or partially unsatisfied performance obligations under ASC 606 as of the measurement date. Total backlog can include award fees, incentive fees, or other variable consideration estimated based on the most likely amount we expect to be entitled to receive, to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur. Total backlog can include both funded and unfunded future revenue under government contracts. Total backlog does not include orders for which neither party has performed and which each party has the unilateral right to terminate a wholly unperformed contract without compensating the other party. As such, total backlog generally does not include options for additional performance obligations which have not been executed unless they are considered a material right of the base agreement/contract. For indefinite delivery or indefinite quantity contracts, only awarded or funded task orders are included for backlog purposes. The Company has not elected either of the ASC 606 practical expedients related to the disclosure of remaining performance obligations. Accordingly, we disclose the transaction price allocated to all unsatisfied or partially unsatisfied performance obligations, including those with an original expected duration of one year or less and those that include variable consideration dependent on future events.

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

Liquidity and Capital Resources

As of September 27, 2026, we had cash and cash equivalents of $1,404.3 million compared with cash and cash equivalents of $560.6 million as of December 28, 2025, which includes $81.6 million and $30.3 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, however, earnings of these foreign subsidiaries are essentially considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the United States they could be repatriated, and their repatriation into the United States may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings. As of September 27, 2026, we had no amounts outstanding under our new revolving credit facility (see Note 9), with $300.0 million remaining in borrowing capacity, less approximately $1.5 million of domestic letters of credit outstanding. Foreign letters of credit outstanding of $29.0 million do not impact the availability of the revolving credit facility.

On July 2, 2025 all outstanding Term Loan A debt under the 2022 Credit Facility was extinguished. The then outstanding Term Loan A aggregate principal balance of $177.5 million, plus accrued interest, was paid in full utilizing a portion of the proceeds we received from the June 27, 2025 public equity offering that generated net proceeds of approximately $555.9 million, which is described further in Note 11 to the accompanying unaudited condensed consolidated financial statements.

We use our operating cash flow to finance trade accounts receivable, fund necessary increases in inventory including increasing inventory stock levels and advance buys in larger lot sizes to gain pricing benefits where possible, including to mitigate the impact of supply chain disruptions and price increases. We utilize working capital to fund revenue growth, including purchases of components necessary to ramp our production and provide Kratos with a first to market competitive advantage, fund prepayments required for long lead items necessary for production, fund internal investments of engineering and software development costs and fund capital expenditures. We also utilize our working capital for our internal research and development investments and our ongoing operations, to service our debt, enhance our security infrastructure, including facility and cyber security infrastructure, make strategic acquisitions and other discretionary investments. Financing trade accounts receivable is necessary as our customers may not pay us as quickly as we pay our suppliers, vendors and employees for their goods and services as a number of our receivables are contractually billable and due to us only when certain contractual milestones are achieved. Additionally, financing increases in inventory balances are necessary to fulfill shipment requirements to meet delivery schedules of our customers, to fund advanced inventory purchases to mitigate supply chain disruptions and fluctuations in demand for critical components, and to fund production for work in progress and increased inventory levels and prepayments for long-lead materials related to production and revenue growth. These financing requirements have increased and have recently negatively impacted our operating cash flows, including as related to actions we have taken to advance inventory purchases in an attempt to mitigate supply chain disruptions and to bolster our inventory levels. For the nine months ended September 27, 2026, approximately $34.9 million of operating cash flow use was related to increases in prepaid expenses and other assets which also include certain vendor prepayments and deposits related to the procurement of long-lead materials and inventory and investments we are making for certain unmanned systems initiatives. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our days sales outstanding (“DSO”) have increased from 124 days as of December 28, 2025 to 125 days at September 27, 2026, reflecting the timing of outstanding contractual billing milestones and our internal revenue growth, as well as the impact of the recent Nomad and Orbit acquisitions. Our DSO's are impacted by the achievement of contractual billing milestones, including equipment shipments and deliveries on certain products, the receipt of contractual funding, and for certain flight requirements that must be fulfilled on certain programs, or final milestone billings which are not due until completion on certain projects, and therefore we are unable to contractually bill for amounts outstanding related to those milestones at this time.

A summary of our net cash provided by (used in) operating activities, investing activities, and financing activities from our condensed consolidated statements of cash flows is as follows (in millions):

	Nine Months Ended
	September 27, 2026	September 28, 2025
Net cash used in operating activities	$(43.6)	$(54.2)
Net cash used in investing activities	(408.7)	(71.1)
Net cash provided by financing activities	1,296.5	360.2

Net cash used in operating activities was $43.6 million for the nine months ended September 27, 2026. Net cash used in operating activities for the nine months ended September 27, 2026 was primarily a result of net income of $16.1 million and changes in net working capital accounts of $180.7 million partially offset by noncash charges of $121.0 million which primarily includes stock compensation, depreciation and amortization. Net cash used in operating activities was $54.2 million for the nine months ended September 28, 2025. Net cash used in operating activities for the nine months ended September 28, 2025 was primarily a result of net income of $16.1 million and changes in net working capital accounts of $140.6 million partially offset by noncash charges of $70.3 million which includes stock compensation, depreciation and amortization.

Net cash used in investing activities was $408.7 million for the nine months ended September 27, 2026 and is comprised primarily of $346.8 million of payments for acquisitions and $67.3 million of capital expenditures. During the nine months ended September 27, 2026, capital expenditures of approximately $17.7 million were incurred in our US business, primarily related to our unmanned tactical initiative. We expect our capital expenditures for fiscal year 2026 to continue to be significant for investments we are making, including in our US business totaling approximately $30 to $35 million, including approximately $20 to $25 million for Kratos owned capital aerial drones and related support equipment. The Company is currently producing or anticipates producing several versions of the Valkyrie within the ongoing 24 unit production run, with differing versions based on routine communications with the customers, which mix and ultimate duration of the 24 Lot Build may change as a result. In light of increased customer demand for our Firejet drones, which we expect will require us to approximately triple Firejet manufacturing capacity in Oklahoma City by the end of 2027, we are extending the timing of our previously planned Valkyrie production ramp of up to approximately 40 aircraft annually, which we previously expected to achieve by the beginning of 2028. Both the Valkyrie and Firejet are manufactured in our Oklahoma drone facility, and with the significant expected near-term demand for Firejet, we are managing our resources and capital across our drone portfolio based on evolving customer demand, mix and timing. The Company’s small jet engines are currently “designed in” on certain cruise missiles and loitering munitions, certain of which the Company may receive indications of requirements or production contracts for, which has resulted in the Company initiating the ordering from our supply chain the components to produce approximately 3,000 turbojet engines in 2027, which could impact our cash flow. Net cash used in investing activities was $71.1 million for the nine months ended September 28, 2025 and is comprised entirely of capital expenditures. During the nine months ended September 28, 2025, capital expenditures of approximately $25.8 million were incurred in our US business, primarily related to our unmanned tactical initiative. During the nine months ended September 27, 2026, the company funded $16.1 million related to its investment in the Prometheus Energetics (“Prometheus”) approximately 50/50 joint venture with RAFAEL Advanced Defense Systems, Ltd. (“RAFAEL”). Kratos and RAFAEL (through its U.S. based subsidiary RAFAEL USA) have jointly committed up to a combined total of $175 million in capital for the establishment of Prometheus and required property, plant, equity and personnel needed at the new, state-of-the-art SRM and energetics manufacturing campus and facilities. The Company expects to fund approximately $25 to $35 million to the Prometheus joint venture during 2026.

Net cash provided by financing activities was $1,296.5 million for the nine months ended September 27, 2026, which included net proceeds from the issuance of common stock of approximately $1,348.4 million (see Note 11 to the accompanying unaudited condensed consolidated financial statements) and employee stock purchase plan receipts of $12.0 million. These receipts were partially offset by payroll withholding taxes paid from vested restricted stock traded for taxes of $59.3 million, and payments made on financing lease obligations of $3.2 million. Net cash provided by financing activities was $360.2 million for the nine months ended September 28, 2025, which included employee stock purchase plan receipts of $9.9 million and net proceeds from the issuance of common stock of approximately $555.9 million (see Note 11 to the accompanying unaudited condensed consolidated financial statements). These proceeds were partially offset by $185.0 million of principal payments on our Term Loan A, which was extinguished on July 2, 2025, payroll withholding taxes paid from vested restricted stock traded for taxes of $19.2 million and payments made on financing lease obligations of $1.4 million.

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

(b) 2026 Credit Facility

On February 20, 2026, the Company entered into a Credit Agreement (the “2026 Credit Agreement”), by and among the Company, the guarantors from time to time party thereto, the lenders from time to time party thereto (the “Lenders”), and
PNC Bank, National Association (the “Administrative Agent”), in its capacity as administrative agent, and as swingline loan lender and issuing lender. The 2026 Credit Agreement establishes a five-year senior secured credit facility which is comprised of a $300 million revolving credit facility (which includes sub-facilities for the incurrence of up to $35.0 million of swingline loans and the issuance of up to $50.0 million of Letters of Credit). Letters of credit outstanding under the 2022 Credit
Agreement have been transferred to the 2026 Credit Agreement. The 2026 Credit Agreement contemplates uncommitted incremental credit facilities of up to $135.0 million. As of September 27, 2026, the Company has no amounts outstanding under the Revolving Credit Facility, with $300.0 million remaining in borrowing capacity, less approximately $1.5 million of domestic letters of credit outstanding. Foreign letters of credit outstanding of $29.0 million does not impact the availability of the Revolving Credit Facility.

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

The Company has capitalized and is amortizing the debt issuance costs over the term of the facility. The unamortized balance at September 27, 2026 and December 28, 2025 were $1.5 million and $0.4 million respectively.

Other Liquidity Matters

We believe that our cash on hand, together with funds available under the undrawn $300.0 million revolving credit facility under the 2026 Credit Agreement and cash expected to be generated from operating activities, will be sufficient to fund our anticipated working capital and other cash needs for at least the next 12 months. As discussed below and in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are outside our control. If the conditions in our industry deteriorate or our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues or further reduce our expenses, we may experience a significant long-term negative impact to our financial results and cash flows from operations. In such a situation, we could fall out of compliance with our financial and other covenants, which, if not waived, could limit our liquidity and capital resources.

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

Our results of operations for the three and nine months ended September 27, 2026 include the activity of Nomad Global Communication Solutions, Incorporated ("Nomad GCS"), which was acquired on February 11, 2026, and Orbit Technologies, Ltd. ("Orbit"), which was acquired on March 2, 2026.

Pursuant to ASC 805, Business Combinations, the initial purchase price allocations for these acquisitions remain provisional as of September 27, 2026. The identification and valuation of intangible assets for Nomad GCS have been finalized, subject to pending tax-related adjustments, while the valuation for Orbit remains in progress. Accordingly, the excess of purchase consideration over the preliminary fair values of net assets acquired has been allocated to goodwill.

The process of identifying and valuing intangible assets requires significant management judgment and the use of estimates, including projected future cash flows and appropriate discount rates. These provisional estimates are subject to change during the measurement period (not to exceed one year from the acquisition dates) as additional information is obtained.

During the three months ended September 27, 2026, we recorded measurement period adjustments to the preliminary Orbit purchase price allocation that decreased goodwill by approximately $17.7 million and increased finite-lived identifiable intangible assets by approximately $23.5 million (see Note 2 to the accompanying unaudited condensed consolidated financial statements). Any future allocation of value from non-amortizing goodwill to finite-lived identifiable intangible assets will likely result in an increase in amortization expense in future periods and may impact our deferred tax accounts. We will continue to evaluate the provisional amounts recognized for these acquisitions at each reporting period during the measurement period to determine if any adjustments are necessary based on new information obtained about facts and circumstances that existed as of the acquisition dates. We expect to refine these provisional amounts as the formal valuation processes for both acquisitions progresses.

There have been no other significant changes to our “Critical Accounting Policies or Estimates” as compared to the significant accounting policies described in our Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Since December 28, 2025, there have been no material changes in the quantitative or qualitative aspects of our market risk profile, except as described below. For additional information regarding our exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 that we filed with the SEC on February 23, 2026. Following the Orbit acquisition, a larger portion of our costs, including materials and salaries at our operations in Israel, is denominated in the Israeli Shekel, and fluctuations in the exchange rate between the Shekel and the U.S. dollar may adversely affect our results of operations. During 2026, we began entering into foreign currency forward contracts to manage a portion of this exposure. At September 27, 2026, these contracts had a notional value of $27.5 million and a net fair value of zero (see Note 14 to the accompanying unaudited condensed consolidated financial statements).

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 27, 2026.

Changes in Internal Control Over Financial Reporting

 During the fiscal quarter ended March 29, 2026, the Company completed the acquisitions of Orbit Technologies Ltd. on March 2, 2026 and Nomad Global Communication Solutions, Incorporated on February 11, 2026. The Company is in the process of integrating the operations, systems and internal controls of these acquired businesses into its overall internal control over financial reporting environment and, as part of that process, is evaluating and, where appropriate, implementing additional controls and procedures related to financial reporting, including controls over purchase accounting and related estimates. Other than the integration activities associated with these acquisitions, there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 27, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

    Not applicable.

Item 5.  Other Information.

(c)    Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 27, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as described in the table below:

Name	Title	Action	Applicable Date	Expiration Date	Rule 10b5-1 Trading Arrangement? (Y/N)(1)	Aggregate Number of Securities Subject to Trading Arrangement
Phillip Carrai	President, Space, Training and Cyber Division	Adopted	8/21/2026	12/31/2027	Y	78,000	(2)

(1) Denotes whether the trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).

(2) This number represents the maximum number of shares of our common stock that may be sold pursuant to the trading arrangement. The number of shares actually sold will depend on the satisfaction of certain conditions set forth in the trading arrangement.

Item 6.  Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc., as amended.	10-Q	08/04/2026 (001-34460)	3.1
3.2	Third Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc., as amended.	8-K	05/24/2024 (001-34460)	3.1
4.1	Specimen Stock Certificate.	10-K	02/27/2017 (001-34460)	4.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002				*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.				*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.				*
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				*
101.SCH	Inline XBRL Taxonomy Extension Schema Document				*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ MARIA CERVANTES DE BURGREEN
Maria Cervantes de Burgreen
Vice President and Corporate Controller
(Principal Accounting Officer)
Date:	November 5, 2026